Form 10QSB
period 2006-08-31
Striker Energy Corp
filed 2006-12-05
CIK 1362703

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2006

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ___ to ___

STRIKER ENERGY CORP.
(Exact name of registrant as specified in its charter)

            Nevada                                                                                            20-2590810
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)

  1305 - 12 Ave West, Suite 1402
 Vancouver, BC Canada  V6H 1M3
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (604) 733-3356

None
Former Name, Address and Fiscal Year, if Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X             No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes X            No

The number of shares outstanding of the registrant's common stock as of August 31, 2006 was 10,002,000.

Registrant's original registration statement on Form 10SB and all exhibits thereto, filed under SEC File Number 0-52218, are incorporated herein by reference.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements......................................……………………………………………………. 3

Item 2. Management's Discussion and Analysis or Plan of Operation .………...………………….16

Item 3. Controls and Procedures....................................……………………………………………..… 17

PART II: OTHER INFORMATION

Item 1A Risk Factors...............................................…………………………………………………......18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds…………...….…..…….........18

Item 6. Exhibits.................................................………………………………………….….……..…...... 18

Signatures.....................................................…………………………………………………………...... 18

Note Regarding Forward-Looking Statements

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

PART I - FINANCIAL INFORMATION

 Item 1. Financial Information

The financial statements for Striker Energy Corp. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three and six months ended August 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the audited financial statements and notes for the year ended February 28, 2006, included in our initial Form 10-SB registration statement, which can be found on the SEC website at www.sec.gov under our SEC File Number 0-52218.

Striker Energy Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 August 2006	As at 28 February 2006 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	34,618	3,964

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	7,015	5,520
Due to related party (Note 5)	14,081	14,081

	21,096	19,601

Stockholders’ equity
Capital stock (Note 7)
Authorized
31 August 2006 - 75,000,000 common shares, par value $0.0001
Issued and outstanding
31 August 2006 - 10,002,000 common shares, par value $0.0001
28 February 2006 - 5,000,000 common shares, par value $0.0001	1,002	500
Additional paid-in capital	58,818	5,100
Deficit, accumulated during the development stage	(46,298)	(21,237)

	13,522	(15,637)

	34,618	3,964
Nature and Continuance of Operations (Note 1) Commitment (Note 8)

On behalf of the Board:

/s/ Shawn Perger  Director /s/ Laurence Stephenson  Director
Shawn Perger   Laurence Stephenson

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 18 March 2005 to 31 August 2006	For the three month period ended 31 August 2006	For the three month period ended 31 August 2005	For the six month period ended 31 August 2006	For the period from the date of inception on 18 March 2005 to 31 August 2005
	$	$	$	$	$

Expenses
Acquisition of mineral property interest (Note 3)	5,000	-	-	-	-
Bank charges and interest	401	28	2,146	292	-
Consulting fees (Note 7)	4,167	20	-	20	2,146
Exploration of mineral	3,000	3,000	-	3,000	-
Legal and accounting fees	23,779	5,903	657	14,927	657
Licenses and permits	3,636	-	100	1,117	1,170
Management fees (Note 6)	3,000	3,000	-	3,000	-
Office expenses	28	-	-	18	-
Rent (Note 6)	1,800	600	-	1,200	-
Transfer agent fees	1,487	487	-	1,487	-

Net loss for the period	46,298	13,038	2,903	25,061	3,973

Basic and diluted loss per common share		0.001		0.003

Weighted average number of common shares used in per share calculations		10,000,065		8,288,065

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 18 March 2005 to 31 August 2006	For the three month period ended 31 August 2006	For the three month period ended 31 August 2005	For the six month period ended 31 August 2006	For the period from the date of inception on 18 March 2005 to 31 August 2005
	$	$	$	$	$

Cash flows from operating activities
Net loss for the period	(46,298)	(13,038)	(2,903)	(25,061)	(3,973)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party - expenses (Notes 6 and 10)	4,800	3,600	-	4,200	-
Common shares issued for services (Notes 6, 7 and 10)	20	20	-	20	-
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	7,015	495	-	1,495	-

	(34,463)	(8,923)	(2,903)	(19,346)	(3,973)

Cash flows from financing activities
(Decrease) in bank indebtedness	-	-	(250)	-	-
Increase in due to related parties (Notes 5 and 6)	14,081	-	3,153	-	3,973
Common shares issued for cash (Note 7)	55,000	-	-	50,000	-

	69,081	-	2,903	50,000	3,973

Increase (Decrease) in cash and cash equivalents	34,618	(8,923)	-	30,654	-

Cash and cash equivalents, beginning of period	-	43,541	-	3,964	-

Cash and cash equivalents, end of period	34,618	34,618	-	34,618	-

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp
(An Exploration Stage Company)
Statement of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital Stock	Additional paid-in capital	Deficit, accumulated during the development stage	Total Stockholders’ equity
		$	$	$	$

Balance at 18 March 2005 (inception)
Restricted common shares issued for cash ($0.001 per share) - September 2005 (Note 7)	5,000,000	500	4,500	-	5,000
Contribution to capital by related parties - expenses (Notes 6 and 10)	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance at 28 February 2006	5,000,000	500	5,100	(21,237)	(15,637)
Common shares issued for cash ($0.01 per share) - May 2006 (Note 7)	5,000,000	500	49,500	-	50,000
Common shares issued for services ($0.01) - August 2006 (Notes 6, 7 and 10)	2,000	2	18	-	20
Contribution to capital by related parties - expenses (Notes 6 and 10)	-	-	4,200	-	4,200
Net loss for the period	-	-	-	(25,061)	(25,061)

Balance at 31 August 2006	10,002,000	1,002	58,818	(46,298)	13,522

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2006

1.	Nature and Continuance of Operations

Striker Energy Corp. (the “Company”) was incorporated under the laws of the State of Nevada on 18 March 2005 for the purpose to promote and carry on any lawful business for which a corporation may be incorporated under the laws of the State of Nevada. The Company intends to engage in the acquisition and exploration of mineral properties. The Company intends to conduct exploration activities on its current and future properties and, if warranted, will seek a major mining company to joint venture in any development and/or production. The Company is currently based in North Vancouver, British Columbia, Canada.

The Company is an exploration stage company, as defined in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and Industry Guide 7 of the Securities Exchange Commission Industry Guide. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The Company’s financial statements as at 31 August 2006 and for the six month period ended 31 August 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of approximately $25,061 for the six month period ended 31 August 2006 (31 August 2005 - $3,973) and has working capital at 31 August 2006 of $13,522 (28 February 2006 - working capital deficit of $15,637).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy for the remainder of 2006. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at 31 August 2006, the Company was not currently fully engaged in an operating business and expects to incur development stage operating losses for the next year to eighteen months. It intends to rely on officers and directors to perform essential functions with minimal compensation until a business operation can be fully commenced. Management believes the Company will be able to raise sufficient capital to implement its business plan, and thus will continue as a going concern during this period while its plans are implemented.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2006

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises. The functional currency is the U.S. dollar, and the financial statements are presented in U.S. dollars.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Mineral property costs

The Company has been in the exploration stage since its formation on 18 March 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Reclamation costs

The Company’s policy for recording reclamation costs is to record a liability for the estimated costs to reclaim mined land by recording charges to production costs for each tonne of ore mined over the life of the mine. The amount charged is based on management’s estimation of reclamation costs to be incurred. The accrued liability is reduced as reclamation expenditures are made. Certain reclamation work is performed concurrently with mining and these expenditures are charged to operations at that time.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2006

Fair value of financial instruments and derivative financial instruments

The carrying amounts of cash and current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

Income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in futures years.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No.128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 August 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2006

Segments of an enterprise and related information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise”. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 18 March 2005 to 31 August 2006.

Foreign currency translation

The Company’s functional and reporting currency is the U.S. dollar. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2006

Recent accounting pronouncement

In December 2004, FASB issued SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), “Share-Based Payment”. SFAS No. 123R require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity of liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No.123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No.123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after 15 December 2005. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29”. SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between accounting principles generally accepted in the United States of America and generally accepted accounting principles developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions”, that was issued in 1973. The amendments made by SFAS No.153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard is not expected to have a material impact on the Company's results of operations and financial position.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2006

FASB has also issued SFAS No. 151, SFAS No. 152 and SFAS No. 154, but they will not have any relationship to the operations of the Company; therefore, a description and its impact on the Company's operations for each have not been disclosed.

In March 2005, the US Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 107 to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during the implementation of SFAS No. 123R.

3.	Mineral Property

On 28 September 2005 the Company entered into a mineral property option agreement (the “Agreement”) with an unrelated third party (the “Seller”), wherein the Company would acquire 50% of the rights, title and interests in and to the Bald Mountain Claims in Nye County, Nevada. The Agreement called for the Company to pay $5,000 in cash on signing, to make a second cash payment of $10,000 on the second anniversary of the Agreement and complete exploration expenditures totalling $500,000 over a 3 year period (Note 8). On 28 September 2005 the Company consummated the Agreement and paid the Seller $5,000.

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Due to Related Party

The balance due to a related party is non-interest bearing, unsecured and is due on demand.

As at 31 August 2006, the amount due to a related party consisted of $14,081 (28 February 2006 - $14,081) payable to an officer, director and shareholder of the Company.

6.	Related Party Transactions

During the six month period ended 31 August 2006, an officer and director of the Company made contributions to capital for management fees and rent in the amount of $3,000 (31 August 2005 - $Nil, cumulative - $3,000) and $1,200 (31 August 2005 - $Nil, cumulative - $1,800) (Note 10).

During the six month period ended 31 August 2006, the Company issued 2,000 common shares valued at $0.01 per share to an officer and director of the Company for services rendered (Notes 7 and 10).

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2006

7.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.0001.
Issued and outstanding

The total issued and outstanding capital stock is 10,002,000 common shares with a par value of $0.0001 per common share.

On 1 September 2005, 5,000,000 common shares of the Company were issued to an officer and director of the Company for cash proceeds of $5,000.

On 2 May 2006, the Company completed a public offering of securities pursuant to an exemption provided by Rule 504 of Regulation D, registered in the State of Nevada, and issued 5,000,000 common shares for total cash proceeds of $50,000.

On 29 August 2006, 2,000 common shares valued at $0.01 per share of the Company were issued to an officer and director of the Company (Notes 6 and 10).

8.	Commitment

The Company has outstanding and future commitments under a mineral property option agreement (Note 3).

9.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 August 2006. There are no current or deferred tax expenses for the period ended 31 August 2006 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2006

The provision for refundable federal income tax consists of the following:

	For the six month period ended 31 August 2006	For the period from the date of inception on 18 March 2005 to 31 August 2005
	$	$

Refundable federal tax asset attributable to:
Current operations	8,520	1,350
Contributions to capital by related party	(1,428)	-
Less: Change in valuation allowance	(7,092)	(1,350)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 31 August 2006 and 28 February 2006 is as follows:

	As at 31 August 2006	As at 28 February 2006 (Audited)
		$

Net operating loss carryforward	41,498	21,237

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset
Tax loss carry-forward	14,109	7,221
Less: Valuation allowance	(14,109)	(7,221)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2006

As at 31 August 2006, the Company has an unused net operating loss carryforward balance of approximately $41,498 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires in 2025.

10.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 18 March 2005 to 31 August 2006	For the three month period ended 31 August 2006	For the three month period ended 31 August 2005	For the six month period ended 31 August 2006	For the six month period ended 31 August 2005
	$	$	$	$	$

Cash paid during the period for interest	-	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-	-

During the six month period ended 31 August 2006, an officer and director of the Company made contributions to capital for management fees and rent in the amount of $3,000 (31 August 2005 - $Nil, cumulative - $3,000) and $1,200 (31 August 2005 - $Nil, cumulative - $1,800) (Note 6).

During the six month period ended 31 August 2006, the Company issued 2,000 common shares valued at $0.01 per share to an officer and director of the Company for services rendered (Notes 6 and 7).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Annual Report on Form 10-KSB for the year ended February 28, 2006 which can be found in its entirety on the SEC website at www.sec.gov in our initial Form 10 registration statement, filed under our SEC File Number 0-52218.

General

Striker Energy Corp. was incorporated in the State of Nevada on March 18, 2005 to engage in the exploration of mining properties. In May 2006, we completed a public offering of our securities pursuant to an exemption provided by Rule 504 of Regulation D, registered in the State of Nevada, and raised a total of $50,000. Our primary goal is to engage in the acquisition, exploration and development of natural resource properties, beginning with our current claims in the State of Nevada. We are only in the exploration stage and there can be no assurance that any commercially viable mineralized deposits exist, or will be found, on these properties until such time as appropriate exploration work can be done on the properties and a comprehensive economic evaluation based upon such work is concluded.

In September 2005, we entered into an agreement to acquire a 50% right, title and interest in and to the Bald Mountain Wash Gold Property and the Bald Mountain Claims from Gee-Ten Ventures Inc., an unrelated third party, by making a cash payment of $5,000 upon execution of the agreement. The terms of the agreement require an additional $10,000 on the second anniversary of the date of execution of the agreement. The agreement also requires us to perform $200,000 in exploration work on the properties during the first two years of the agreement; and to have performed $500,000 in exploration work in total completed by the end of the third year of the agreement. In addition, we are required to make any and all payments to the Nevada Bureau of Land Management, as may be required to maintain the Bald Mountain Claims in good standing.

Results of Operations

Our financial statements as of August 31, 2006 and for the six month period ended August 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have a loss of approximately $25,061 for the six month period ended August 31, 2006 (August 31, 2005 - $3,973) and have working capital at August 31, 2006 of $13,522 (February 28, 2006 - working capital deficit of $15,637).

We cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy for the remainder of 2006. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at 31 August 2006, the Company was not currently fully engaged in an operating business and expects to incur development stage operating losses for the next year to eighteen months. It intends to rely on officers and directors to perform essential functions with minimal compensation until a business operation can be fully commenced. Management believes the Company will be able to raise sufficient capital to implement its business plan, and thus will continue as a going concern during this period while its plans are implemented.

Three Months Ended August 31, 2006 compared to the Three Months Ended August 31, 2005

We incurred net losses of $13,038 for the three-month period ended August 31, 2006, as compared to a net loss of $2,903 for the three-month period ended August 31, 2005. The large increase was attributed to the commencement of our business operations after receipt of the funds from our initial public offering in the State of Nevada. The majority of the loss ($5,903) was attributed to legal and accounting fees incurred in connection with the preparation and filing of a Form 10-SB with the Securities and Exchange Commission in an effort to become a fully reporting company. Our other expenses consisted of $3,000 in exploration expenses, $3,000 in management fees, $600 in rent, $487 in transfer agent fees and $48 in miscellaneous expenses. We have had no revenues and have incurred an accumulated deficit of $46,298 since inception.

In addition, during the six month period ended August 31, 2006, an officer and director of the Company made contributions to capital for management fees and rent in the amount of $3,000 (August 31, 2005 - $Nil, cumulative - $3,000) and $1,200 (August 31, 2005 - $Nil, cumulative - $1,800) .

Liquidity and Capital Resources

At August 31, 2006, we had total assets of $34,618, all consisting of cash and cash equivalents.

Our accounts payable and accrued liabilities at August 31, 2006 were $21,096, consisting of accounts payable and accrued liabilities in the amount of $7,015 and $14,081 due to an officer, director and shareholder of the Company.
This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

On May 2, 2006, the Company completed a public offering of its securities pursuant to an exemption provided by Rule 504 of Regulation D, registered in the State of Nevada, and issued 5,000,000 common shares for total cash proceeds of $50,000.

During the six month period ended August 31, 2006, the Company issued 2,000 common shares valued at $0.01 per share to an officer and director of the Company for services rendered.

There are currently no options, warrants, rights or other securities conversion rights issued and/or outstanding at August 31, 2006.

Plan of Operation/Projected Milestones

We intend to complete our exploration work in a two-phase reverse circulation drill program with drill holes targeted mainly on geophysical criteria over a period of 3 years. The first phase of the program will consist of seven reverse circulation drill holes totaling 2,100 feet. These holes are targeted mainly on anomalous induced polarization/resistivity/magnetic geophysical survey results. In addition, surface mapping and sampling will be carried out in order to gain an understanding of structural and alteration controls affecting mineralization. The cost of the first phase is estimated at approximately $100,000.

The second phase 3,000 foot follow-up reverse circulation drilling program, contingent upon success of the Phase 1 program, is proposed to further explore and extend the potential of the property as established by Phase 1. The objective will be to define, by step-out drilling, tonnage potential of discoveries identified in the first phase drilling program. A minimum of ten holes is proposed.

A geological model for the property has been proposed that indicates tonnage may be found in replacement, manto-type gold mineralization associated with higher grade veins. Past sampling of soils, surface rocks in trenches and samples from drilling indicate that significant gold grades occur locally. Thus, it is believed that there is good potential for locating an economic gold deposit on the Bald Mountain Wash gold property.

As disclosed in geological reports, exploration work on our properties has indicated that mineral occurrences exist in the area of our properties; however, further exploration is needed to determine what amount of minerals, if any, exist and if any minerals which are found can be economically extracted and profitably processed.

Our exploration program has been designed to economically explore and evaluate mining properties which, in our opinion, may merit development.

We do not claim to have any mineralization or reserves whatsoever at this time on any of our properties; however, based on preliminary research and geological reports on our properties and the surrounding area, Management believes there is a sufficient basis to engage in exploration activities.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, or other contingent arrangements that exposes us to material continuing risks, contingent liabilities or any other obligations that provide financing, liquidity, market risk or credit risk support to the Company.

ITEM 3. CONTROLS AND PROCEDURES

Critical Accounting Policies

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading. The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles. Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

Management maintains disclosure controls and procedures designed to ensure that we are able to timely collect the information we are required to disclose in our reports filed with the U.S. Securities and Exchange Commission. Within the 90 days prior to the date of this report, we performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings.

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets; (ii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in our initial registration statement on Form 10-SB, which have not changed as of the date of the filing of this report and could materially affect our business, financial condition or future results, as well as the risk factors set forth below, applicable to our recently acquired oil and gas lease business. In addition, the risks described in the registration statement are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended August 31, 2006; however, during the period ended August 31, 2006, we issued 2,000 common shares valued at $0.01 per share to an officer and director of the Company for services rendered.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in our original Form 10-SB12G Registration Statement, filed on September 8, 2006, under SEC File Number 0-52218 at the U.S. Securities and Exchange Commission's website (www.sec.gov).

Exhibit No.  Description

* 3(i)     Articles of Incorporation
* 3(ii)     Bylaws
31      Sec. 302 Certification
32      Sec. 906 Certification

B) There were no reports on Form 8-K filed during the three months ended August 31, 2006 or as of the date of the filing of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Striker Energy Corp., a Nevada corporation

Date: December 3, 2006      By:/s/ Shawn Perger, President, CEO, Treasurer, Principal Accounting Officer and Director