Form 10QSB
period 2006-11-30
Striker Energy Corp
filed 2007-01-09
CIK 1362703

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2006

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
Vancouver, BC, Canada V6H  1M3
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

The number of shares outstanding of the registrant's common stock as of November 30, 2006 was 10,002,000.

Registrant's original registration statement on Form 10SB and all exhibits thereto, filed under SEC File Number 0-52218, are incorporated herein by reference.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements......................................……………………………………………………. 3

Item 2. Management's Discussion and Analysis or Plan of Operation .……………………………. 9

Item 3. Controls and Procedures....................................……………………………………………..… 15

PART II: OTHER INFORMATION

Note Regarding Forward-Looking Statements

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as anticipate, expect, intend, plan, will, the Company believes, management believes and similar words or phrases. The forward-
looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

PART I - FINANCIAL INFORMATION

 Item 1. Financial Information

The financial statements for Striker Energy Corp. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three and nine months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the audited financial statements and notes for the year ended February 28, 2006, included in our initial Form 10-SB registration statement, which can be found on the SEC website at www.sec.gov under our SEC File Number 0-52218.

Striker Energy Corp.
(An Exploration Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2006

Striker Energy Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 November 2006	As at 28 February 2006 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	33,990	3,964
Other receivables	200	-
	34,190	3,964

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	11,700	5,520
Due to related party (Note 5)	14,900	14,081

	26,600	19,601

Stockholders’ equity
Capital stock (Note 7)
Authorized
30 November 2006 - 75,000,000 common shares, par value $0.0001
Issued and outstanding
30 November 2006 - 10,002,000 common shares, par value $0.0001
28 February 2006 - 5,000,000 common shares, par value $0.0001	1,002	500
Additional paid-in capital	62,418	5,100
Deficit, accumulated during the development stage	(55,830)	(21,237)

	7,590	(15,637)

	34,190	3,964
Nature and Continuance of Operations (Note 1) Commitment (Note 8)

On behalf of the Board:

/s/ Shawn Perger  Director /s/ Laurence Stephenson  Director
Shawn Perger       Laurence Stephenson

Striker Energy Corp
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 18 March 2005 to 30 November 2006	For the three month period ended 30 November 2006	For the three month period ended 30 November 2005	For the nine month period ended 30 November 2006	For the period from the date of inception on 18 March 2005 to 30 November 2005
	$	$	$	$	$

Expenses
Acquisition of mineral property interest (Note 3)	5,000	-	5,000	-	5,000
Bank charges and interest	465	64	-	355	-
Consulting fees	4,166	-	-	20	2,146
Exploration of mineral	3,000	-	-	3,000	-
Filing fees	700	700	-	700	-
Legal and accounting fees	27,779	4,000	-	18,928	657
Licenses and permits	4,655	1,019	125	2,136	1,295
Management fees (Note 6)	6,000	3,000	-	6,000	-
Office expenses	28	-	-	17	-
Rent (Note 6)	2,400	600	-	1,800	-
Transfer agent fees	1,637	150	-	1,637	-

Net loss for the period	55,830	9,533	5,125	34,593	9,098

Basic and diluted loss per common share		(0.001)	(0.001)	(0.003)	(0.005)

Weighted average number of common shares used in per share calculations		10,002,000	5,000,000	10,002,000	1,770,428

Striker Energy Corp
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 18 March 2005 to 30 November 2006	For the three month period ended 30 November 2006	For the three month period ended 30 November 2005	For the nine month period ended 30 November 2006	For the period from the date of inception on 18 March 2005 to 30 November 2005
	$	$	$	$	$

Cash flows from operating activities
Net loss for the period	(55,830)	(9,532)	(5,125)	(34,593)	(9,098)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party - expenses (Notes 6 and 10)	8,400	3,600	-	7,800	-
Common shares issued for services (Notes 6, 7 and 10)	20	-	-	20	-
Changes in operating assets and liabilities
(Increase) in other receivable	(200)	(200)	-	(200)	-
Increase in accounts payable and accrued liabilities	11,700	4,685	125	6,180	125

	(35,910)	(1,447)	(5,000)	(20,793)	(8,973)

Cash flows from financing activities
Increase in due to related parties (Notes 5 and 6)	14,900	819	100	819	4,073
Common shares issued for cash (Note 7)	55,000	-	5,000	50,000	5,000

	69,900	819	5,100	50,819	9,073

Increase (Decrease) in cash and cash equivalents	33,990	(628)	100	30,026	100

Cash and cash equivalents, beginning of period	-	34,618	-	3,964	-

Cash and cash equivalents, end of period	33,990	33,990	100	33,990	100

Supplemental Disclosures with Respect to Cash Flows (Note 10)

Striker Energy Corp
(An Exploration Stage Company)
Statement of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital Stock	Additional paid-in capital	Deficit, accumulated during the development stage	Total Stockholders’ equity
		$	$	$	$

Balance at 18 March 2005 (inception)
Restricted common shares issued for cash ($0.001 per share) - September 2005 (Note 7)	5,000,000	500	4,500	-	5,000
Contribution to capital by related parties - expenses (Notes 6 and 10)	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance at 28 February 2006	5,000,000	500	5,100	(21,237)	(15,637)
Common shares issued for cash ($0.01 per share) - May 2006 (Note 7)	5,000,000	500	49,500	-	50,000
Common shares issued for services ($0.01) - August 2006 (Notes 6, 7 and 10)	2,000	2	18	-	20
Contribution to capital by related parties - expenses (Notes 6 and 10)	-	-	7,800	-	7,800
Net loss for the period	-	-	-	(34,593)	(34,593)

Balance at 30 November 2006	10,002,000	1,002	62,418	(55,830)	7,590

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2006

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

The Company’s financial statements as at 30 November 2006 and for the nine month period ended 30 November 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of approximately $34,593 for the nine month period ended 30 November 2006 (30 November 2005 - $9,098) and has working capital at 30 November 2006 of $7,590 (28 February 2006 - working capital deficit of $15,637).

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

As at 30 November 2006, the Company was not currently fully engaged in an operating business and expects to incur development stage operating losses for the next year to fifteen months. It intends to rely on officers and directors to perform essential functions with minimal compensation until a business operation can be fully commenced. Management believes the Company will be able to raise sufficient capital to implement its business plan, and thus will continue as a going concern during this period while its plans are implemented.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2006

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
30 November 2006

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
    As at 30 November 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2006

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 18 March 2005 to 30 November 2006.

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
30 November 2006

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29”. SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between accounting principles generally accepted in the United States of America and generally accepted accounting principles developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions”, that was issued in 1973. The amendments made by SFAS No.153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard is not expected to have a material impact on the Company's results of operations and financial position.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2006

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

4	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Due to Related Party

The balance due to a related party is non-interest bearing, unsecured and is due on demand.

As at 30 November 2006, the amount due to a related party consisted of $14,900 (28 February 2006 - $14,081) payable to an officer, director and shareholder of the Company.

6.	Related Party Transactions

During the nine month period ended 30 November 2006, an officer and director of the Company made contributions to capital for management fees and rent in the amount of $6,000 (30 November 2005 - $Nil, cumulative - $6,000) and $1,800 (30 November 2005 - $Nil, cumulative - $2,400) (Note 10).

During the nine month period ended 30 November 2006, the Company issued 2,000 common shares valued at $0.01 per share to an officer and director of the Company for services rendered (Notes 7 and 10).

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2006

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

The Company has losses carried forward for income tax purposes to 30 November 2006. There are no current or deferred tax expenses for the period ended 30 November 2006 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2006

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 30 November 2006	For the period from the date of inception on 18 March 2005 to 30 November 2005
	$	$

Refundable federal tax asset attributable to:
Current operations	11,761	3,093
Contributions to capital by related party	(2,652)	-
Less: Change in valuation allowance	(9,109)	(3,093)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 30 November 2006 and 28 February 2006 is as follows:
	As at 30 November 2006	As at 28 February 2006 (Audited)
		$

Net operating loss carryforward	47,429	21,237

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset
Tax loss carry-forward	16,126	7,221
Less: Valuation allowance	(16,126)	(7,221)

Net deferred tax asset	-	-

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2006

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 November 2006, the Company has an unused net operating loss carryforward balance of approximately $47,429 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires in 2025.

10.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 18 March 2005 to 30 November 2006	For the three month period ended 30 November 2006	For the three month period ended 30 November 2005	For the nine month period ended 30 November 2006	For the nine month period ended 30 November 2005
	$	$	$	$	$

Cash paid during the period for interest	-	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-	-

During the nine month period ended 30 November 2006, an officer and director of the Company made contributions to capital for management fees and rent in the amount of $6,000 (30 November 2005 - $Nil, cumulative - $6,000) and $1,800 (30 November 2005 - $Nil, cumulative - $1,800) (Note 6).

During the nine month period ended 30 November 2006, the Company issued 2,000 common shares valued at $0.01 per share to an officer and director of the Company for services rendered (Notes 6 and 7).

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

Results of Operations

Our financial statements as of November 30, 2006 and for the three and nine month periods ended November 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no revenues to date and have incurred net losses of $55,830 since inception on March 18, 2005. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that current capital resources should be adequate to continue operating and maintaining its business strategy for the remainder of 2007. However, if we are unable to raise additional capital in the near future, due to liquidity problems, we expect that we will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Three Months Ended November 30, 2006 compared to the Three Months Ended November 30, 2005

We incurred net losses of $9,533 or ($0.001) for the three month period ended November 30, 2006, as compared to a net loss of $5,125 or ($0.001) for the three-month period ended November 30, 2005. The increase was mainly attributed to legal and accounting fees ($4,000 - 2006 compared to $0 - 2005) incurred to prepare and file our regulatory filings quarterly and annually with the SEC. Our other expenses for the three month period ended November 30, 2006 consisted of $3,000 in management fees, $600 in rent, $150 in transfer agent fees, $1,019 in licenses and permits, $700 in filing fees and $64 in bank service charges.

In addition, during the nine month period ended November 30, 2006, an officer and director of the Company made contributions to capital for management fees in the amount of $6,000 (November 30, 2005 - Nil, cumulative - $6,000) and rent in the amount of $1,800 (November 30, 2005 - $1,800, cumulative - $2,400) .

Liquidity and Capital Resources

At November 30, 2006, we had total assets of $34,190, consisting of cash and other receivables.

Our accounts payable and accrued liabilities at November 30, 2006 were $26,600, consisting of accounts payable and accrued liabilities in the amount of $11,700 and $14,900 due to an officer, director and shareholder of the Company. This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

During the nine month period ended November 30, 2006, the Company completed a public offering of its securities pursuant to an exemption provided by Rule 504 of Regulation D, registered in the State of Nevada, and issued 5,000,000 common shares for total cash proceeds of $50,000.

During the nine month period ended November 30, 2006, the Company issued 2,000 common shares valued at $0.01 per share to an officer and director of the Company for services rendered.

There are currently no options, warrants, rights or other securities conversion rights issued and/or outstanding at November 30, 2006.

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

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations that provide financing, liquidity, market risk or credit risk support to us.

ITEM 3. CONTROLS AND PROCEDURES

Critical Accounting Policies

The financial statements included herein have been prepared by Management pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading. The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles. Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors set forth and discussed in our initial registration statement on Form 10-SB, which have not changed as of the date of the filing of this report and could materially affect our business, financial condition or future results, as well as the risk factors set forth below, applicable to our recently acquired oil and gas lease business. In addition, the risks described in the registration statement are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended November 30, 2006; however, during the period ended November 30, 2006, we issued 2,000 common shares valued at $0.01 per share to an officer and director of the Company for services rendered.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in our original Form 10-SB12G Registration Statement, filed on September 8, 2006, under SEC File Number 0-52218 at the U.S. Securities and Exchange Commission's website (www.sec.gov).

Exhibit No.      Description

* 3(i)           Articles of Incorporation
* 3(ii)                         Bylaws
 31          Sec. 302 Certification
 32              Sec. 906 Certification

B) There were no reports on Form 8-K filed during the three months ended November 30, 2006 or as of the date of the filing of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Striker Energy Corp., a Nevada corporation

Date: January 7, 2007             By:/s/ Shawn Perger, President, CEO,  Treasurer, Principal Accounting Officer and Director