Form 10KSB
period 2007-02-28
Striker Energy Corp
filed 2007-05-25
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2007

__ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

COMMISSION FILE NUMBER: 000-52218

STRIKER ENERGY CORP.
(Exact Name of Small Business as Specified in its Charter)

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

Issuer's telephone number, including area code: (604) 733-3356

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act:  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☒  NO   ☐

Issuer is a development stage company and has had no revenues since inception.

Issuer is a non-accelerated Filer.

The Issuer's securities are listed on the OTCBB under the trading symbol SRKR; however, trading has not yet commenced. The aggregate market value of the voting and non-voting common equity held by non-affiliates has been computed by reference to the price at which the common equity was sold: $50,000. As of February 28, 2007, the Issuer had a total of 10,003,000 shares of Common Stock, par value $0.001 per share, issued and outstanding.

    Documents incorporated by reference: Please see Part III, Item 2. Description of Exhibits for certain exhibits required to be filed hereunder, which are incorporated herein by this reference, and included in their entirety, in our Form 10-SB registration statement, filed with the SEC on September 8, 2006, under SEC File No. 000-52218.

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

PART I
Item 1. Description of Business

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

Properties and Mining Claims

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

Bald Mountain Wash Gold Project

The Bald Mountain Wash Gold property consists of sixteen contiguous unpatented lode claims, covering a total surface area of 331 acres, located near latitude 38o35’30”N and longitude 117o00’25”W and are in section 2 of T8N and R44E, and Section 35 of T9N and R44E, Nye County, State of Nevada. The property is within the Manhattan Caldera and within an area of significant gold production, as emphasized by the nearby Round Mountain mine, which in 1988 had reserves of 8 million ounces of gold and 30 million ounces of silver.

The property is characterized by fault-controlled veins, and disseminated gold mineralization that is possibly of the bedding-replacement or manto type. The latter type of gold deposit model supports the possibility of the presence of a large tonnage economic gold deposit. The property is known to contain significant gold mineralization, based on gold values in soils (up to 6980 ppb), rocks in surface trenches (up to 540 ppb) and samples from reverse circulation drilling (up to 50 feet of 0.033 oz/t gold from 75 to 125 feet in hole 91-3) performed by prior owners of record.

The property is located on the eastern flank of the northerly tending Toquima range. These mountains are underlain by a mixed succession of lithologies ranging from lower Paleozoic sediments through to Cretaceous intrusives and Tertiary volcanics and pyroclastics. The central part of the range, in particular that area covered by the property, is underlain by Tertiary volcanics and tuffs.

Volcanism in Earlier Tertiary times produced a series of Calderas along what is now the Toquima range. Some of these calderas are associated with producing gold mines. The Round Mountain mine is inferred to lie on the edge of a less well-defined, older caldera. The property lies within and at the edge of the Manhattan Caldera. The Toquima range itself is the product of uplift along northerly trending basin and range normal faults that developed after the volcanism (Boden, 1986). These faults are believed to be critical elements in the development of gold-silver mineralization, serving as channel ways to guide hydrothermal solutions to porous, permeable and reactive zones in the Tertiary tuffs (Berger et al., 1983). The claims are situated in a somewhat unique structural setting. Shawe et al (1988) outline the resurgent nature of volcanism in the Manhattan Caldera and show that the western half of the Bald Mountain Wash gold property occurs on a horst of uplifted tuff.

The property, within the Manhattan Caldera, is marked by Cretaceous granite on the northern and eastern boundary. Within the caldera and underlying the claims, is a succession of gently east to southeasterly dipping Tertiary tuffs. A major northerly trending normal fault, with offset in the order of 1,000 feet, has down-dropped quartz latite tuffs (Tpc) on the east against silicic tuffs (Tru) on the west. Mineralization located to date on the claims is situated in the silicic tuffs immediately west of the inferred trace of the fault; suggesting that the fault acted as a conduit for the mineralizing solutions.

    Prospecting in this area has a history that goes back to the 1860’s with the exploitation of high-grade gold and silver veins in the area (Kleinhampl et al. 1984). In the late 1970’s, improved extraction technology for treating low grade gold-silver ore produced a boom in the area. Smokey Valley Mining Company (Echo Bay Mines, Homestake Mining Co. and Case, Pomeroy & Co.) has produced over 400,000 ounces of gold per year from their Round Mountain mine.

Ricafuerte Mining Corp.’s initial exploration of the property in 1987 consisted of soil and rock sampling. Ricafuerte originally staked 66 “AAA” Claims (the Bald Mountain Wash claims represent 16 of the original 66 Ricafuerte claims). Further soil work and prospecting were carried out in 1988, 1989, and 1990. In 1991, Ricafuerte conducted a six-hole reverse circulation drill program. Ground conditions were excellent and all holes were drilled dry. Average footage rate was 500 feet per day of drilling. Gold geochemical and 30 element ICP analysis work was conducted by Pioneer Laboratories Ltd and this data is compiled in Verley (1991).

According to a geological report of the property, prepared in 2002 by Peter A. Christopher, PhD, PEng, of Peter Christopher & Associates Inc. there is a good possibility of locating an economic gold deposit on the property with a two-phase reverse circulation drill program with drill holes targeted mainly on geophysical criteria.

The property is accessible by motor vehicle from Tonopah, 38 miles to the south-southwest, via Highway 376, and then from the Belmont turnoff, on Highway 18. The last 6 miles to the property is a dirt road. The drive from Tonopah is a total of 46 miles and takes approximately one hour.

The climate is typical of Nevada where year round mining is normal, hot and dry in the summer but cold and subject to snow in the winter.

Surface rights are held by the Bureau of Land Management, but within lands administered by the US Department of Agriculture Forest Service. During 1998, a Plan of Operation on the claims was submitted to the US Department of Agriculture Forest Service and approved pending payment of a $2,500 bond. Power is available at the Belmont turnoff, less than 10 miles by road from the property. Water is available by drilling and at established wells at various places throughout the area. Flowing water occurs in several creeks in the general area during runoff.

Mining personnel are available throughout Nevada due to its historic and current high level of mining activity. We intend to hire independent mining contractor personnel on an as-needed basis.

There has been no production from the Bald Mountain Wash gold property. There are no measured ore resources or reserves on the Bald Mountain Wash gold property. All the work programs on the Bald Mountain Wash gold property have been exploratory searches for ore grade mineralization.

Proposed Exploration Program

As disclosed in geological reports, prior exploration work on the properties has indicated that mineral occurrences exist in the area; however, further exploration is needed to determine what amount of minerals, if any, exist and if any minerals which are found can be economically extracted and profitably processed.

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
We will be spending the next twelve months completing preliminary research and gathering samples and data to finalize the detailed exploration work programs required under the Bald Mountain Wash Gold Property Agreement.

We intend to complete the exploration work in a two-phase reverse circulation drill program with drill holes targeted mainly on geophysical criteria over a period of 3 years.

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

Environmental Regulations

Environmental laws and regulations relating to public lands are expected to be tightly enforced. We intend to explore and, when required, develop all of our properties in strict compliance with all environmental requirements applicable to the mineral processing and mining industry. We will secure all the necessary permits for exploration and, if development is warranted, will file final Plans of Operation prior to the commencement of any mining operations. We anticipate no discharge of water into any active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No significant endangered species will be disturbed. Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to all legal requirements. Any portals, adits or shafts will be sealed upon abandonment of a property.

It is difficult to estimate the cost of compliance with environmental laws since the full nature and extent of our proposed activities cannot be determined until we commence our operations and know what that will involve from an environmental standpoint.

Competition

The gold mining industry is highly fragmented and competitive. We are competing with many other exploration companies looking for gold and other minerals. We are among the smallest exploration companies in existence and we are an infinitely small participant in the gold exploration business, which is the foundation of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our current claims or properties. Readily available commodities markets exist around the world for the sale of gold and other minerals. Therefore, if we discover mineralization on our properties, we would likely be able to sell the minerals in the market.

Government Regulations

We will be subject to all the laws, rules and regulations which govern the mineral processing and mining industry and we intend to fully comply with all environmental, health and safety laws, rules, regulations and statutes.

Specifically, the proposed exploration of the property will be governed by the State of Nevada Mining laws, rules and regulations. We will determine and comply with all rules and regulations governing operations prior to commencement of same.

Employees

    At present, we have no employees, other than our current officers and directors, who devote their time as required to our business operations. The President is not presently compensated for his services and does not have an employment agreement with us. Our Vice President of Exploration will receive a $2,000 retainer and 2,000 shares of Common Stock for his services for the current year. Once commencement of Phase 1 of the Exploration Program begins, we expect to hire a Project Geologist and Field Assistant; however, we have not yet placed any ads or interviewed for these positions. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Item 2. Description of Property

        We do not own any property, other than the mineral claims described above.

We lease shared office facilities at 1305 - 12 Ave West, Suite 1402, Vancouver, British Columbia, Canada, on a month-to-month basis. The facilities include fax and phone services and shared office and meeting facilities. The lease is verbal and the monthly rental fee is $200.

Item 3. Description of Legal Matters.

We are currently unaware of any legal matters pending or threatened against us.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our shares of common stock were listed on the Over the Counter Bulletin Board (symbol SRKR) in May, 2007; however, trading has not yet commenced. Therefore, no table of high/low bid prices is presented in this report.

Number of Holders

As of February 28, 2007, the Company’s issued and outstanding common stock was held by a total of 37 shareholders of record.

Dividends

No cash dividends were paid on common shares during the fiscal years ended February 28, 2007 and 2006. We have not paid any cash dividends since our inception and do not foresee declaring any dividend on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

On August 29, 2006, 2,000 shares of common stock, valued at $.01 per share, were issued to our sole officer and director in exchange for services rendered.

On February 1, 2007, 1,000 shares of common stock, valued at $.01 per share, were issued to our sole officer and director in exchange for services rendered.

The above-referenced sales of unregistered securities were exempt from registration under Section 4(2) of the Securities Act and were issued to officers and directors of our company.

Purchase of our Equity Securities by Officers and Directors

None

Other Stockholder Matters

    None

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with (1) our financial statements, including the notes thereto, included in this Report, and (2) the “Risk Factors” section of our Registration Statement on Form 10-SB filed on September 8, 2006 and this Form 10-KSB. Some of the information contained in this Report may contain forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in these forward-looking statements will come to pass. Our actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Summary Financial Data

	For year ended February 28, 2007	For year ended February 28, 2006
Statements of Operations Data:
Revenues	0	0
Acquisition of mineral property	0	5,000
General and administrative expenses	47,890	16,237
Exploration costs and expenses	3,000	0

Net loss	(50,890)	(21,237)

Net loss per common share—basic and diluted	(0.006)	(0.008)

Weighted average number of shares of common stock outstanding	9,138,071	2,622,478

As of February 28, 2007	As of February 28, 2006

Balance Sheet Data:
Cash and cash equivalents	24,368	3,964
Working capital surplus (deficit)	(5,097)	(15,637)
Total assets	24,368	3,964
Accumulated deficit	(72,127)	(21,237)

Overview

We have incurred net losses since our inception and expect to incur substantial and increasing losses for the next several years as we expand our exploration activities and move into later stages of development. Since inception, we have incurred an accumulated deficit of $72,127. We have funded our losses to date through the sale of equity securities and advances from stockholders.

Results of Operations — 2007 compared to 2006

    We are a start-up company currently in the exploration and development stage and have not generated any revenues since inception.

Exploration expenses increased by $3,000 in the year ending in 2007 when compared to 2006, due to the engagement of an independent mining engineering firm to perform an evaluation of our property.

General and administrative expense consists mainly of consulting fees, legal and accounting fees, management fees, rent, licenses and permits and miscellaneous filing fees and expenses incurred in the day-to-day operation of our business. General and administrative expenses increased to $47,890 for the fiscal year ending February 28, 2007 from $16,237 for the period from inception (March 18, 2005) to the fiscal year ended February 28, 2006. This represents an increase of $31,653 or 195% versus 2006. $25,350 of the increase in 2007 compared to 2006 was primarily due to increases in legal and accounting, consulting and management fees incurred in connection with the preparation and filing of our Form 10SB registration statement with the SEC.

We did not have any cash interest income or expense.

Liquidity and Capital Resources — 2007 compared to 2006

At February 28, 2007, we had available cash in the bank of $24,368, compared to $3,964 at February 28, 2006.

Cash used in operations was $30,215 for the fiscal year ended February 28, 2007, compared with $15,117 for the period from inception (March 18, 2005) to the fiscal year ended February 28, 1006. This increase in negative cash flow from operations was primarily caused by a significant increase in operating expenses, as described above.

Financing activities in 2007 consisted of the issuance of 5,000,000 shares of common stock for proceeds of $50,000 pursuant to a public offering of our securities under Reg. D, Rule 504, approved by the Nevada Securities Division in April 2006.

The Company continues to search for additional sources of capital, as and when needed; however, there can be no assurance funding will be successfully obtained. Even if it is obtained, there is no assurance that it will not be secured on terms that are highly dilutive to existing shareholders.

Debt.

At February 28, 2007, we owed $14,700 to an officer and director of the company for management fees resulting from services rendered and accrued rent. Please see Notes 5, 6 and 10 to our audited financial statements in Item 7, for a more detailed description of these transactions.

Our actual cash needs might vary materially from those now planned because of a number of factors, including:

•	The scope, rate of progress and costs of our exploration and development activities;

•	The terms and timing of any collaborative, licensing and/or other arrangements that we may establish;

•	The cost and timing of regulatory approvals;

•	The cost of filing, prosecuting, defending and enforcing any claims against our property rights.

We currently believe our cash in the bank will allow us to complete our initial Phase I exploration activities, after which we intend to raise substantial additional capital to fund our development and operations activities. We expect to finance our future cash needs through the sale of equity securities and possibly strategic collaborations or debt financing or through other sources that may be dilutive to existing stockholders.

If and when we seek to raise additional money to fund our operations, funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may not be able to continue our planned exploration and development activities, or we could be required to delay, scale back or eliminate some or all of our research, exploration and development programs. If we raise additional funds through equity sales, these sales may be highly dilutive to existing investors.

Critical accounting policies and significant judgments and estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect the application of certain significant accounting policies as described in Note 2 to our February 28, 2007 audited financial statements and critical accounting policies as described below. A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Net Loss Per Share

We compute net income (loss) per share in accordance with SFAS No.128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Mineral Property Costs

We have been in the exploration stage since formation on March 18, 2005 and have not yet realized any revenues from planned operations. We are engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. Although we have taken steps to verify title to mineral properties in which we have an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Reclamation costs

Our policy for recording reclamation costs is to record a liability for the estimated costs to reclaim mined land by recording charges to production costs for each tonne of ore mined over the life of the mine. The amount charged is based on management’s estimation of reclamation costs to be incurred. The accrued liability will be reduced as reclamation expenditures are made. Certain reclamation work will be performed concurrently with mining and these expenditures will be charged to operations at that time.

Material Off-Balance Sheet Arrangements

We have no material commitments for capital expenditures and no off-balance sheet arrangements.

Risk Factors

The material risks affecting our company and our common stock are set forth in detail in our initial Form 10-SB Registration Statement, which can be found in its entirety on the SEC website at www.sec.gov under our SEC File No. 000-52218. Those risk factors are incorporated herein by this reference and are not being restated; however, we have updated or added the following additional material risk factors:

Risks Related to Our Financial Results and Need for Additional Financing

Our auditors’ reports contain a statement that our net loss and limited working capital raise substantial doubt about our ability to continue as a going concern.

    Our independent registered public accountants have stated in their report, included in Item 7. Financial Statements, that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern. We had net losses of $50,890 and $21,237, respectively, for the fiscal years ended February 28, 2007 and 2006. Our accumulated deficit from inception to the fiscal year ended February 28, 2007 was $72,127. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are expected to last only through December 31, 2007. We continue to search for sources of additional funding, including seeking potential joint venture partners, while we continue the initial exploration phase on our mining claims. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

We will likely need additional capital to achieve our current business strategy and our inability to obtain additional financing will inhibit our ability to expand or even maintain our research, exploration and development efforts.

In addition to our current accumulated deficit, we expect to incur additional losses during the foreseeable future. Until we are able to determine if there are mineral deposits available for extraction on our properties, we are unlikely to be profitable. Consequently, we will require substantial additional capital to continue our exploration and development activities. We believe our current cash in the bank will allow us to complete our planned exploration activities for the remainder of calendar year 2007; however, there is not assurance we will not incur additional and unplanned expenses. When additional funding is required, we intend to raise funds either through private placements or public offerings of our equity securities. There is no assurance that we will be able to obtain additional financing through private placements and/or public offerings necessary to support our working capital requirements. To the extent that funds generated from any private placements and/or public offerings are insufficient, we will have to raise additional working capital through other sources, such as bank loans and/or financings. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

If we are unable to secure adequate sources of funds, we may be forced to delay or postpone the exploration, development and research of our properties, and as a result, we might be required to diminish or suspend our business plans. These delays in development would have an adverse effect on our ability to generate revenues and could require us to possibly cease operations. In addition, such inability to obtain financing on reasonable terms could have a negative effect on our business, operating results or financial condition to such extent that we are forced to restructure, file for bankruptcy protection, sell assets or cease operations, any of which could put your investment dollars at significant risk.

We incur increased costs as a result of being a publicly company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies. These new rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, as a result of becoming a public company, we have created additional board committees and have adopted policies regarding internal controls and disclosure controls and procedures. In addition, we have incurred additional costs associated with our public company reporting requirements. In addition, these new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which we currently cannot afford to do. As a result of the new rules, it may become more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs.

Item 7.  Financial Statements

Striker Energy Corp.
(An Exploration Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
28 February 2007

James Stafford

James Stafford
Chartered Accountants*
Suite 350 - 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Striker Energy Corp.
(A Development Stage Company)

We have audited the balance sheets of Striker Energy Corp. as of 28 February 2007 and 2006, and the related statements of operations, cash flows and changes in stockholders’ deficiency for the year ended 28 February 2007 and for the period from the date of inception on 18 March 2005 to 28 February 2006. We have also audited the statements of operations, cash flows and changes in stockholders’ deficiency for the period from the date of inception on 18 March 2005 through 28 February 2007. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 28 February 2007 and 2006 and the results of its operations, cash flows and changes in stockholders’ deficiency for the year ended 28 February 2007, the period from the date of inception on 18 March 2005 to 28 February 2006, and for the period from the date of inception on 18 March 2005 to 28 February 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “James Stafford”
Vancouver, Canada                                                                                                                                                   Chartered Accountants

23 April 2007

Striker Energy Corp.
(An Exploration Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)
As at 28 February

	2007	2006
	$	$

Assets

Current
Cash and cash equivalents	24,368	3,964

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	14,765	5,520
Due to related party (Note 5)	14,700	14,081

	29,465	19,601

Stockholder’s deficiency
Capital stock (Note 7)
Authorized
75,000,000 common shares, par value $0.0001
Issued and outstanding
2007 - 10,003,000 common shares, par value $0.0001
2006 - 5,000,000 common shares, par value $0.0001	1,003	500
Additional paid-in capital	66,027	5,100
Deficit, accumulated during the exploration stage	(72,127)	(21,237)

	(5,097)	(15,637)

	24,368	3,964

Nature and Continuance of Operations (Note 1), Commitments (Note 8) Subsequent Event (Note 11)

On behalf of the Board:

/s/ “Shawn Perger"  Director  _/s/__“Lawrence Stephenson”  Director
Shawn Perger       Laurence Stephenson

Striker Energy Corp.
(An Exploration Stage Company)
Statement of Operations
(Expressed in U.S. Dollars)
	Cumulative amounts from the date of inception on 18 March 2005 to 28 February 2007	For the year ended 28 February 2007	For the period from the date of inception on 18 March 2005 to 28 February 2006

Expenses
Acquisition of mineral property interest (Note 3)	5,000	-	5,000
Bank charges and interest	417	307	110
Consulting fees	10,176	6,030	4,146
Exploration of mineral property	3,000	3,000	-
Filing fees	1,400	1,400	-
Legal and accounting fees	32,168	23,317	8,851
Licenses and permits	4,655	2,136	2,519
Management fees (Note 6)	9,000	9,000	-
Office expense	28	17	11
Rent (Note 6)	3,000	2,400	600
Transfer agent fees	1,852	1,852	-
Web site development	1,431	1,431	-

Net loss for the period	(72,127)	(50,890)	(21,237)

Basic and diluted loss per common share		(0.006)	(0.008)

Weighted average number of common shares used in per share calculations		9,138,071	2,622,478

Striker Energy Corp.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. Dollars)

	Cumulative amounts from the date of inception on 18 March 2005 to 28 February 2007	For the year ended 28 February 2007	For the period from the date of inception on 18 March 2005 to 28 February 2006
	$	$	$

Cash flows from operating activities
Net loss for the period	(72,127)	(50,890)	(21,237)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party - expenses (Notes 6 and 10)	12,000	11,400	600
Common shares issued for services (Notes 6, 7 and 10)	30	30	-
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	14,765	9,245	5,520

	(45,332)	(30,215)	(15,117)

Cash flows from financing activities
Increase in due to related parties (Notes 5 and 6)	14,700	619	14,081
Common shares issued for cash (Note 7)	55,000	50,000	5,000

	69,700	50,619	19,081

Increase in cash and cash equivalents	24,368	20,404	3,964

Cash and cash equivalents, beginning of period	-	3,964	-

Cash and cash equivalents, end of period	24,368	24,368	3,964

Supplemental Disclosures with Respect to Cash Flows (Note 10)

Striker Energy Corp.
(An Exploration Stage Company)
Statement of Changes in Stockholder’s Deficiency
(Expressed in U.S. Dollars)

	Number of shares issued	Capital Stock	Additional paid-in capital	Deficit, accumulated during the development stage	Total Stockholders’ deficiency
		$	$	$	$

Balance at 18 March 2005 (inception)
Restricted common shares issued for cash ($0.001 per share) - September 2005 (Note 7)	5,000,000	500	4,500	-	5,000
Contributions to capital by related parties - expenses (Notes 7 and 10)	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance at 28 February 2006	5,000,000	500	5,100	(21,237)	(15,637)
Common shares issued for cash ($0.01 per share) - May 2006 (Note 7)	5,000,000	500	49,500	-	50,000
Common shares issued for services ($0.01 per share) - August 2006 (Notes 6 and 10)	3,000	3	27	-	30
Contributions to capital by related parties - expenses (Notes 6 and 10)	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance at 28 February 2007	10,003,000	1,003	66,027	(72,127)	(5,097)

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
28 February 2007

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

The Company’s financial statements as at 28 February 2007 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $50,890 for the year ended 28 February 2007 (for period from the date of inception on 18 March 2005 to 28 February 2006 - $21,237, cumulative - $72,127) and has a working capital deficiency of $5,097 at 28 February 2007 (28 February 2006 - $15,637).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy for fiscal year ending 29 February 2008. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at 28 February 2007, the Company was not currently fully engaged in an operating business and expects to incur development stage operating losses for the next year to eighteen months. It intends to rely on officers and directors to perform essential functions with minimal compensation until a business operation can be fully commenced. Management believes the Company will be able to raise sufficient capital to implement its business plan, and thus will continue as a going concern during this period while its plans are implemented.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
28 February 2007

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
28 February 2007

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No.128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

    Comprehensive loss

    SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial
    statements.   As at 28 February 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

    Start-up expenses

    The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 18 March 2005 to 28 February 2007.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
28 February 2007

Foreign currency translation

The Company’s functional and reporting currency is U.S. dollar. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Recent accounting pronouncement

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), “Share-Based Payment”. SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity of liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No.123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No.123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability, and credibility of financial statements. Public entities that file as small business issuers will be required to apply Statement 123R in the first interim or annual reporting period that begins after 15 December 2005. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

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
28 February 2007

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

    In March 2005, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 107 to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB
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

        As at 28 February 2007, the amount due to related party consists of $14,700 (2006 - $14,081) payable to an officer and director of the company. This balance is non-
                interest bearing, unsecured and has no fixed terms of repayment.

6.	Related Party Transactions

During the year ended 28 February 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (for the period from the date of inception on 18 March 2005 to 28 February 2006 - NIL, cumulative - $9,000) and for rent in the amount of $2,400 (for the period from the date of inception on 18 March 2005 to 28 February 2006- $600, cumulative - $3,000) (Note 10).

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
28 February 2007

During the year ended 28 February 2007, an officer and director of the Company paid expenses on behalf of the Company in the amount of $619 (28 February 2006 - $Nil, cumulative - $619).

During the year ended 28 February 2007, the Company issued 2,000 common shares valued at $0.01 per share to an officer and director of the Company for services rendered (Notes 7 and 10).

During the year ended 28 February 2007, the Company paid consulting fees of $1,000 and issued 1,000 common shares valued at $0.01 per share to a director of the Company for services rendered (Notes 7 and 10).

7.	Capital Stock

    Authorized

                The total authorized capital is 75,000,000 common shares with a par value of $0.0001.

    Issued and outstanding

The total issued and outstanding capital stock is 10,003,000 common shares with a par value of $0.0001 per common share.

    On 1 September 2005, 5,000,000 common shares of the Company were issued to an officer and director of the Company for cash proceeds of $5,000.

    On 2 May 2006, the Company completed a public offering of securities pursuant to an exemption provided by Rule 504 of Regulation D, registered in the State of Nevada, and issued 5,000,000 common shares for total cash proceeds of $50,000.

    On 29 August 2006, 2,000 common shares valued at $0.01 per share of the Company were issued to an officer and director of the Company for services rendered (Notes 6 and
    10).

    On 1 February 2007, 1,000 common shares valued at $0.01 per share of the Company were issued to a director of the Company for services rendered (Notes 6 and 10).

8.	Commitments

    The Company has outstanding and future commitments under a mineral property option agreement (Note 3).

9.	Income Taxes

The Company has losses carried forward for income tax purposes to 28 February 2007. There are no current or deferred tax expenses for the year ended 28 February 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
28 February 2007

The provision for refundable federal income tax consists of the following:

	For the year ended 28 February 2007	For the period from the date of inception on 18 March 2005 to 28 February 2006
	$	$

Refundable federal tax asset attributable to:
Current operations	17,303	7,221
Contributions to capital by related parties	(3,886)	(204)
Less: Change in valuation allowance	(13,417)	(7,017)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 28 February 2007 and 2006 is as follows:

	28 February 2007	28 February 2006
	$	$

Net operating loss carryforward	60,097	20,637

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	20,433	7,017
Less: Valuation allowance	(20,433)	(7,017)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 28 February 2007, the Company has an unused net operating loss carry-forward balance of approximately $60,097 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires through 2026 and 2027.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
28 February 2007

10.	Supplemental Disclosures with Respect to Cash Flows

	For the year ended 28 February 2007	For the period from the date of inception on 18 March 2005 to 28 February 2006
$

Cash paid during the period for interest	-	-
Cash paid during the period for income taxes	-	-

During the year ended 28 February 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (for the period from the date of inception on 18 March 2005 to 28 February 2006 - NIL, cumulative - $9,000) and for rent in the amount of $2,400 (for the period from the date of inception on 18 March 2005 to 28 February 2006- $600, cumulative - $3,000) (Note 6).

During the year ended 28 February 2007, the Company issued 2,000 common shares valued at $0.01 per share to an officer and director of the Company for services rendered (Notes 6 and 7).

During the year ended 28 February 2007, the Company paid consulting fees of $1,000 and issued 1,000 common shares valued at $0.01 per share to a director of the Company for services rendered (Notes 6 and 7).

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Company management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-KSB. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter of the fiscal year ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters. At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense. Management will continue to evaluate this segregation of duties. In addition, management is aware that many of our currently existing internal controls are undocumented. Our management will be working to document such internal controls over the coming year.

Item 8B.  Other Information

        None.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information regarding our directors, executive officers and key employees as of May 15, 2007:

Name                                                                                                                           Age                Position(s) Held

Shawn Perger	45	President, Chief Executive Officer, Secretary, Treasurer, Principal Accounting Officer and Chairman of the Board of Directors

Laurence Stephenson	57	Vice President of Exploration and Director

Konstantin Gregovic	41	Director and Chairman of the Audit Committee

Shawn Perger has been the President, Secretary, Treasurer, Principal Accounting Officer and a Director of our company since inception and a director since November 28, 2005. Since 2002, Mr. Perger has been President of Skyline Investor Relations Corp., an investor relations company dedicated to bringing shareholder value to young public and private companies. From 1998 to 2002, Mr. Perger was a stockbroker with Georgia Pacific Securities, a mid-sized Canada-wide brokerage firm that had seats on all four Canadian stock exchanges located in Vancouver, British Columbia, Canada. From 1990 to 1998, Mr. Perger was the owner/operator of Ambleside Bistro and the Village Bistro located in Vancouver, Canada. From 1980 to 1990, Mr. Perger was a consultant to many different hospitality organizations.  Mr. Perger will devote his time as required to the business of our company.

Laurence Stephenson joined us in December 2005 as Vice President of Exploration and a Director. Mr. Stephenson graduated from Oakwood Collegiate Institute in 1967 with his senior matriculation and worked in the summers of 1967 and 1968 for Watts Griffis & McQuat Ltd., a company involved in Mineral Exploration, as a Consultant. In the summer of 1969, Mr. Stephenson worked as a junior Geologist for J.K. Boothe & Associates, a company specializing in Mineral Exploration Consulting. In 1975, he graduated from Carleton University in Ottawa, Ontario with a Bachelor of Science degree in geology. From 1975 to 1985, Mr. Stephenson was District Geologist for Duval International Corporation of Toronto, Ontario, where his duties were the planning, organizing and budgeting for exploration programs throughout Eastern Canada and the United States. In addition, he was responsible for hiring and evaluating both geological and office staff and supervised up to 12 part and full time workers at any given time. He was responsible for the preparation of managerial and assessment reports for the Toronto head office and was the individual who liaised between the head office and the district offices. He assisted in the formation of local governmental lobby groups in the Province of Newfoundland and Labrador. In 1985, Mr. Stephenson graduated from York University in Toronto with a Masters of Business Administration. In May 1985, he became a director of Spirit Lake Explorations Ltd., a company listed on the Montreal Stock Exchange and remained as a director until 1990. In July 1985, he incorporated GeoFin Inc., a private consulting company providing the investment community with geological and financial business advice, and became its president, which title he still holds today. In October 1987, Mr. Stephenson became a director of Glencairn Explorations Ltd., a company listed on the TSX Venture Exchange where he was instrumental in organizing the company’s venture into a South American diamond project and participating in financing and geological advice with respect to ongoing ventures for the company, including the start up of gold producer Wheaton River Explorations Inc., an independent subsidiary of Glencairn Explorations Ltd. He remained a director of this company until 2002. In April 1988, he became a director of Strike Minerals Inc., a company trading over the counter in Toront,o where he remained as director until April 1993. In June 1988, he was appointed a director of Barkhor Resources Inc, a company listed on the Vancouver Stock Exchange and remained as such until June 1990. From 1988 to 1991, as president, he was responsible for the organization and coordinated the establishment of Kokanee Explorations Ltd., a junior exploration company publicly traded on the Vancouver Stock Exchange. His responsibilities were to negotiate with numerous exploration companies, prospectors and governmental departments to secure prospects and permits to enable the company to conduct its exploration programs. In addition, to hiring and evaluating geological staff, preparing engineering and assessment reports, investor reports and business plans, he was responsible for ensuring the company conformed to securities and mining regulations and in ensuring Kokanee Explorations Ltd. was listed on the senior board of the Vancouver Stock Exchange. From 1991 to 1994, Mr. Stephenson was appointed a director of Golden Hemlock Exploration Ltd., a company listed on the Vancouver Stock Exchange where his duties were to conduct negotiations with numerous exploration companies with respect to joint ventures situations and financing. In addition, he was responsible for reviewing and advising the company on its exploration programs, responsible for compliance with the securities and mining regulation and overseeing all engineering and investor reports. In April 1994, he was appointed Vice-President of Exploration, Corporate Secretary and founding Director of Golden Chief Resources Ltd., a company listed on the Vancouver Stock Exchange, where he was responsible for organizing and coordinating the reverse take over of Copeland Technologies. In addition, he was responsible for coordinating the regulatory work to secure prospects and permits to enable the company to conduct its exploration programs, designing and implementation of geological exploration programs, overseeing the preparation of all geological and assessment reports and taking an active interest in investors relations through assisting in the raising of funds and communication with investors on a regular basis. Since his departure from Golden Chief Resources Ltd. In 1999, Mr. Stephenson was involved in the reorganization of Sutcliffe Resources Inc., a company listed on the Toronto Venture Stock Exchange in Canada. In addition, to working with Sutcliffe Resources Inc., he has maintained his involvement with GeoFin Inc., where he offers consulting services to the exploration industry and assists in both financial planning for exploration companies and developing them to their full potential. Mr. Stephenson will devote his time as required to the business of our company.

Konstantin Gregovic has been a Director and Chairman of our Audit Committee since January 29, 2007. Mr. Gregovic has been a Senior Financial Analyst for Stantec Consulting in Edmonton, AB, Canada since September 2006 and will devote his time as required to our business. From May 2006 to September 2006, he was a contract Financial Officer for the Ministry of Sustainability and Development for the Alberta Government. From 2004 to May 2006, he was a Financial Analyst/Underwriter for the Health Boards of Alberta (HBA Services) in Alberts, Canada. Also in 2004, he was a contract Business Analyst Leader for the City of Calgary. From 2000 to 2004, he was a Financial Analyst for Navigata Communications, Inc. in Vancouver, BC, Canada. Mr. Gregovic graduated from the University of Calgary, AB, Canada in 1988 with a Bachelor of Arts Degree and in 1992 with a Bachelor of Commerce Degree in Finance. Since 2004, he has been a Certified Management Accountant. He will devote his time as required to the business of our company.

Term of Office of Directors

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and hold office until the officer dies or resigns or the Board elects a successor or removes the officer.

Key Employees

         None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None.

Audit Committee Financial Expert

No determination has been made as to whether any member of the audit committee qualified as an audit committee financial expert as defined in Item 401 of Regulation S-B.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in the beneficial ownership of our securities with the SEC of Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities). Directors, executive officers and beneficial owners of more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file. Based on a review of the SEC’s website, we believe that, with respect to our most recent fiscal year, all directors, executive officers and greater than 10% beneficial owners complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

We have adopted an informal Code of Ethics that applies to our officers, directors and employees, which we feel is sufficient at this time, given we are still in the start-up, development stage and have limited employees, officers and directors.

Item 10.  Executive Compensation

The Company has two executive officers, none of which draw a salary. Shawn Perger serves as our Chief Executive Officer and Principal Accounting Officer and Laurence Stephenson serves as Vice President of Exploration. The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2007 awarded to, earned by or paid to our executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position(s) (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Shawn Perger, Chief Executive Officer and Principal Accounting Officer	2007	$0	0	0	0	0	0	0	$0
	2006	$0	0			0	0	0	$0
Laurence Stephenson, VP of Exploration	2007	$0	0	0	0	0	0	0	$0
	2006	$0	0	2,000 shares	0	0	0	0	$2,000
Konstantin Gregovic, Member of Audit Committee	2006	$0	0	1,000 shares	0	0	0	$ 1,000	$2,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Shawn Perger	0	0	0	0	N/A	0	0	0	0
Laurence Stephenson	0	0	0	0	N/A	0	0	0	0
Konstantin Gregovic	0	0	0	0	N/A	0	0	0	0

Option Grants in 2007

        No options were granted during the fiscal year ended February 28, 2007. We have no outstanding warrants or stock optoins.

Director Compensation

On 29 August 2006, 2,000 shares of our common stock, valued at $0.01 per share, were issued to Laurence Stephenson,, an officer and director of the Company for services rendered.

On 1 February 2007, 1,000 shares of our common stock, valued at $0.01 per share, were issued to Konstantin Gregovic, a director of the Company for services rendered . In addition, Mr. Gregovic was paid an annual director fee of $1,000 to serve as Chairman of our Audit Committee for the ensuing year.

Employment Agreements

 We have no employment or other agreements with any of our officers and directors.

Report on Repricing of Options

None.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table provides certain information regarding the ownership of our common stock, as of February 28, 2007, by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all of our executive officers and directors and as a group.

As of February 28, 2007 and the date of the filing of this annual report, we had a total of 10,003,000 shares of common stock issued and outstanding. Shawn Perger, our principal Executive Officer and Chairman of the Board of Directors, who holds approximately 9.6% of our shares, may be able to exert control over the Company and its management. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below. Except where noted, the address of all listed beneficial owners is in care of our office at 228 Hamilton Avenue, Third Floor, Palo Alto, CA 94301.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent(%)
Shawn Perger	5,000,000	50%
Laurence Stephenson	2,000	<1%
Konstantin Gregovic ___________________________________________	1,000	<1%
All directors and executive officers as a group (6 persons)	5,003,000	50%
*	<1% Indicates less than 1.0%

Changes in Control

None.

Item 12.  Certain Relationships, Related Transactions and Director Independence

During the year ended 28 February 2007, an officer and director made contributions to capital for management fees in the amount of $9,000 (for the period from the date of inception on 18 March 2005 to 28 February 2006 - NIL, cumulative - $9,000) and for rent in the amount of $2,400 (for the period from the date of inception on 18 March 2005 to 28 February 2006- $600, cumulative - $3,000) .

During the year ended 28 February 2007, an officer and director paid expenses on behalf of the Company in the amount of $619 (28 February 2006 - $Nil, cumulative - $619).

During the year ended 28 February 2007, we issued 2,000 common shares valued at $0.01 per share to an officer and director of the Company for services rendered.

During the year ended 28 February 2007, the Company paid consulting fees of $1,000 and issued 1,000 common shares valued at $0.01 per share to a director of the Company for services rendered (Notes 7 and 10).

Director Independence

The OTC Bulletin Board does not have a requirement that a majority of our Board of Directors be independent. However, with respect to the definition of independence utilized by NASDAQ, our officers and directors would be deemed to be independent.

Our Audit Committee is comprised of Messrs. Perger, Stephenson and Gregovic. NASDAQ requires at least three members on the Audit Committee, each of whom must be independent. NASDAQ also requires that, if its Chief Executive Officer’s compensation is determined by its Compensation Committee, the Compensation Committee must be comprised solely of independent directors. The Company currently does not meet either of these requirements.

The NASDAQ rules have both objective tests and a subjective test for determining who is an “independent director.” The objective tests state, for example, that a director is not considered independent if he or she is an employee of the Company or is a partner, executive officer or controlling stockholder of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed the greater of $200,000 or 5% of the recipient’s consolidated gross revenue for that year or a family member serves in the current fiscal year or has served at any time during the last three fiscal years as an executive officer of the Company. The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Item 13.  Exhibits

The following are being filed as part of this Annual Report on Form 10-KSB:

          Exhibit #                           Description

        23                 Consent of Auditors
        31                         Sec. 302 Certification of Principal Executive and Principal Accounting Officer
        32                         Sec. 906 Certification of Principal Executive and Principal Accounting Officer

Item 14.  Principal Accountant Fees and Services

Audit Fees

The audit fees of James Stafford Chartered Accountants for the fiscal years ended February 28, 2007 and 2006 were approximately 3,166 and $3,185, respectively.

Audit-Related Fees

The fees of James Stafford Chartered Accountants for providing audit-related services such as reviewing our quarterly reports on Form 10-QSB for the fiscal year ended February 28, 2007 was approximately $2,510. The fees of James Stafford Chartered Accountants for providing audit-related services such as reviewing our Registration Statement and quarterly reports on Form 10-QSB during the fiscal year ended February 28, 2007 was approximately $4,054.

Tax Fees

James Stafford Chartered Accountants does not provide us with tax compliance, tax advice or tax planning services.

All Other Fees

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

STRIKER ENERGY CORP.

By:	/s/ Shawn Perger
Shawn Perger, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shawn Perger Shawn Perger	President, Chief Executive Officer (Principal Executive Officer), Secretary, Treasurer, Principal Accounting Officer and Director	May 15, 2007

/s/ Laurence Stephenson Laurence Stephenson	Vice President - Explorations and Director	May 15, 2007

/s/ Konstantin Gregovic Konstantin Gregovic	Chairman of the Audit Committee and Director	May 15, 2007

                                                                                                         30