Form 10QSB
period 2007-05-31
Striker Energy Corp
filed 2007-07-17
CIK 1362703

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
May 31, 2007

[ ] Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from ___ to ___

COMMISSION FILE NUMBER: 000-52218

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

The number of shares outstanding of the registrant's common stock as of May 31, 2007 was 10,003,000.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements......................................……………………………………………………. 3

Item 2. Management's Discussion and Analysis or Plan of Operation .…………………………… 9

Item 3. Controls and Procedures....................................……………………………………………..… 15

PART II: OTHER INFORMATION

Item 1A Risk Factors...............................................…………………………………………………......16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds……………….…….......…16

Item 6. Exhibits.................................................…………………………………………………..…......16

Signatures.....................................................…………………………………………………………....17

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

The financial statements for Striker Energy Corp. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three months ended May 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the audited financial statements and notes for the year ended February 28, 2007, included in our annual report on Form 10-KSB, which can be found on the SEC website at www.sec.gov under our SEC File Number 0-52218.

Striker Energy Corp.
(An Exploration Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2007

Striker Energy Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 May 2007	As at 28 February 2007 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	10,068	24,368

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	4,125	14,765
Due to related party (Note 5)	14,700	14,700

	18,825	29,465

Stockholders’ deficiency
Capital stock (Note 7)
Authorized
31 May 2007 - 75,000,000 common shares, par value $0.0001
28 February 2007 - 75,000,000 common shares, par value $0.0001
Issued and outstanding
31 May 2007 - 10,003,000 common shares, par value $0.0001	1,003	1,003
28 February 2007 - 10,003,000 common shares, par value $0.0001
Additional paid-in capital	69,627	66,027
Deficit, accumulated during the exploration stage	(79,387)	(72,127)

	(8,757)	(5,097)

	10,068	24,368

Nature and Continuance of Operations (Note 1), Commitments (Note 8)

On behalf of the Board:
/s/ Shawn Perger, Director   /s/ Konstantin Gregovic, Director

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 18 March 2005 to 31 May 2007	For the three month period ended 31 May 2007	For the three month period ended 31 May 2006
	$	$	$

Expenses
Acquisition of mineral property interest (Note 3)	5,000	-	-
Bank charges and interest	451	35	264
Consulting fees	10,176	-	-
Exploration of mineral property	3,000	-	-
Filing fees	1,600	200	-
Investor relations	119	119	-
Legal and accounting fees	34,708	2,539	9,025
Licenses and permits	5,005	350	1,117
Management fees (Note 6)	12,000	3,000	-
Office expenses	90	62	17
Rent (Note 6)	3,600	600	600
Transfer agent fees	2,207	355	1,000
Web site development	1,431	-	-

Net loss for the period	79,387	7,260	12,023

Basic and diluted loss per common share		0.001

Weighted average number of common shares used in per share calculations		10,003,000

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 18 March 2005 to 31 May 2007	For the three month period ended 31 May 2007	For the three month period ended 31 May 2006
	$	$	$

Cash flows from operating activities
Net loss for the period	(79,387)	(7,260)	(12,023)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party - expenses (Notes 6 and 10)	15,600	3,600	600
Common shares issued for services (Note 7)	30	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	4,125	(10,640)	1,000

	(59,632)	(14,300)	(10,423)

Cash flows from financing activities
Increase in due to related party (Notes 5 and 6)	14,700	-	-
Common shares returned to treasury (Note 7)	(5,000)	(5,000)	-
Common shares issued for cash (Note 7)	60,000	5,000	50,000

	69,700	-	50,000

Increase (decrease) in cash and cash equivalents	10,068	(14,300)	39,577

Cash and cash equivalents, beginning of period	-	24,368	3,964

Cash and cash equivalents, end of period	10,068	10,068	43,541
Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Share capital	Additional paid-in capital	Deficit, accumulated during the development stage	Total stockholders’ deficiency
		$	$	$	$

Balance at 18 March 2005 (inception)
Restricted common shares issued for cash ($0.001 per share) - 1 September 2005 (Note 7)	5,000,000	500	4,500	-	5,000
Contributions to capital by related party (Note 6)	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance at 28 February 2006	5,000,000	500	5,100	(21,237)	(15,637)
Common shares issued for cash ($0.01 per share) - May 2006 (Note 7)	5,000,000	500	49,500	-	50,000
Common shares issued for services ($0.01 per share) - August 2006 (Notes 6 and 10)	3,000	3	27	-	30
Contributions to capital by related parties - expenses (Notes 6 and 10)	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance at 28 February 2007	10,003,000	1,003	66,027	(72,127)	(5,097)

Contributions to capital by related parties - expenses (Notes 6 and 10)	-	-	3,600	-	3,600
Common shares returned to treasury and cancelled for cash ($0.01 per share) - April 2007 (Note 7)	(500,000)	(50)	(4,950)	-	(5,000)
Common shares issued for cash ($0.01 per share) - May 2007 (Note 7)	500,000	50	4,950	-	5,000
Net loss for the period	-	-	-	(7,260)	(7,260)

Balance at 31 May 2007	10,003,000	1,003	69,627	(79,387)	(8,757)

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2007

[Missing Graphic Reference]

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

The Company’s financial statements as at 31 May 2007 and for the three month period ended 31 May 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of approximately $7,260 for the three month period ended 31 May 2007 (31 May 2006 - $12,023) and has working capital deficit at 31 May 2007 of $8,757 (28 February 2007 - working capital deficit of $5,097).

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

As at 31 May 2007, the Company was not currently fully engaged in an operating business and expects to incur development stage operating losses for the next year to eighteen months. It intends to rely on officers and directors to perform essential functions with minimal compensation until a business operation can be fully commenced. Management believes the Company will be able to raise sufficient capital to implement its business plan, and thus will continue as a going concern during this period while its plans are implemented.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2007

[Missing Graphic Reference]

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
31 May 2007

[Missing Graphic Reference]

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

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with SFAS No.128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 May 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2007

[Missing Graphic Reference]

Segments of an enterprise and related information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise”. SFAS No.131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No.131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 18 March 2005 to 31 May 2006.

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

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2007

[Missing Graphic Reference]

Recent accounting pronouncement

In December 2004, FASB issued SFAS No. 123 (Revised 2004) ("SFAS No. 123R"), “Share-Based Payment”. SFAS No. 123R require that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity of liability instruments issued. SFAS No. 123R represents the culmination of a two-year effort to respond to requests from investors and many others that the FASB improve the accounting for share-based payment arrangements with employees. The scope of SFAS No.123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No.123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to the financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Although those disclosures helped to mitigate the problems associated with accounting under APB Opinion No. 25, many investors and other users of financial statements believed that the failure to include employee compensation costs in the income statement impaired the transparency, comparability and credibility of financial statements. Public entities that file as small business issuers will be required to apply SFAS No.123R in the first interim or annual reporting period that begins after 15 December 2005. The adoption of this standard is not expected to have a material impact on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29”. SFAS No. 153 is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between accounting principles generally accepted in the United States of America and generally accepted accounting principles developed by the International Accounting Standards Board (“IASB”). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB Opinion No. 29, “Accounting for Non-monetary Transactions”, that was issued in 1973. The amendments made by SFAS No.153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in SFAS No.153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005. Early application is permitted and companies must apply the standard prospectively. The effect of adoption of this standard is not expected to have a material impact on the Company's results of operations and financial position.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2007

[Missing Graphic Reference]

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

3.	Mineral Properties

On 28 September 2005 the Company entered into a mineral property option agreement (the “Agreement”) with an unrelated third party (the “Seller”), wherein the Company would acquire 50% of the rights, title and interests in and to the Bald Mountain Claims in Nye County, Nevada. The Agreement calls for the Company to pay $5,000 in cash on signing, to make a second cash payment of $10,000 on the second anniversary of the Agreement and complete exploration expenditures totalling $500,000 over a 3 year period (Note 8). On 28 September 2005 the Company consummated the Agreement and paid the Seller $5,000.

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Due to Related Party

The balance due to a related party is non-interest bearing, unsecured and is due on demand.

As at 31 May 2007, the amount due to a related party consisted of $14,700 (28 February 2007 - $14,700) payable to an officer, director and shareholder of the Company.

6.	Related Party Transactions

During the three month period ended 31 May 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $3,000 (31 May 2006 - $Nil, cumulative - $12,000) and for rent in the amount of $600 (31 May 2006 - $600, cumulative - $3,600) (Note 10).

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2007

[Missing Graphic Reference]

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

On 29 August 2006, 2,000 common shares valued at $0.01 per share of the Company were issued to an officer and director of the Company for services rendered (Note 10).

On 1 February 2007, 1,000 common shares valued at $0.01 per share of the Company were issued to a director of the Company for services rendered (Note 10).

On 30 April 2007, 500,000 common shares of the Company were returned to treasury and cancelled; $5,000 was returned to the investors.

On 14 May 2007, the Company issued 500,000 common shares of the Company were issued for total cash proceeds of $5,000.

8.	Commitments

The Company has outstanding and future commitments under a mineral property option agreement (Note 3).

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2007

9.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 May 2007. There are no current or deferred tax expenses for the period ended 31 May 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:
	For the three month period ended 31 May 2007	For the three month period ended 31 May 2006
	$	$

Refundable federal tax asset attributable to:
Current operations	2,468	4,088
Contributions to capital by related party	(1,224)	(204)
Less: Change in valuation allowance	(1,244)	(3,884)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 31 May 2007 and 28 February 2007 is as follows:	As at 31 May 2007	As at 28 February 2007 (Audited)
		$

Net operating loss carryforward	63,787	60,097

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset
Tax loss carry-forward	21,688	20,433
Less: Valuation allowance	(21,688)	(20,433)

Net deferred tax asset	-	-

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2007

[Missing Graphic Reference]

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 May 2007, the Company has an unused net operating loss carry forward balance of approximately $63,787 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires in 2026.

10.	Supplemental Disclosures with Respect to Cash Flows

	For the period from inception on 18 March 2005 to 31 May 2007	For the three month period ended 31 May 2007	For the three month period ended 31 May 2006
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

During the three month period ended 31 May 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $3,000 (31 May 2006 - $Nil, cumulative - $12,000) and for rent in the amount of $600 (31 May 2006 - $600, cumulative - $3,600) (Note 6).

On 29 August 2006, 2,000 common shares valued at $0.01 per share of the Company were issued to an officer and director of the Company for services rendered (Note 7).

On 1 February 2007, 1,000 common shares valued at $0.01 per share of the Company were issued to a director of the Company for services rendered (Note 7).

-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Annual Report on Form 10-KSB for the year ended February 28, 2007, which can be found in its entirety on the SEC website at www.sec.gov , filed under our SEC File Number 0-52218.

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

We intend to conduct exploration activities on our current and future properties and, if warranted, will seek a major mining company to joint venture in any development and/or production.

Results of Operations

Our financial statements and information for the three months ended May 31, 2007 have been prepared by our Management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no revenues to date and have incurred net losses of approximately $79,387 since inception on March 18, 2005. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that current capital resources should be adequate to continue operating and maintaining its business strategy for the remainder of 2007. However, if we are unable to raise additional capital in the near future, due to liquidity problems, we expect that we will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Three Months Ended November 30, 2006 compared to the Three Months Ended November 30, 2005

We incurred net losses of $7,260 for the three month period ended May 31, 2007, as compared to a net loss of $12,023 for the three-month period ended May 31, 2006. The decrease was mainly attributed to legal and accounting fees ($2,539 - 2007 compared to $9,025 - 2006) incurred to prepare and file our regulatory filings quarterly and annually with the SEC. Our other expenses for the three month period ended May 31, 2007 consisted of $3,000 in management fees, $600 in rent, $355 in transfer agent fees, $350 in licenses and permits, $200 in filing fees, $119 in investor relations, $62 in office expense and $35 in bank service charges.

During the three month period ended May 31, 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $3,000 (May 31, 2006 - Nil, cumulative - $12,000) and for rent in the amount of $600 (May 30, 2006 - $600, cumulative - $3,600) .

Liquidity and Capital Resources

At May 31, 2007, we had total assets of $10,068, all consisting of cash in the bank.

Our accounts payable and accrued liabilities at May 31, 2007 were $18,825, consisting of accounts payable and accrued liabilities in the amount of $4,125 and $14,700 due to an officer, director and shareholder of the Company. This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

There are currently no options, warrants, rights or other securities conversion rights issued and/or outstanding at May 31, 2007.

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

We believe our cash in the bank will allow us to complete our initial Phase I exploration activities, after which we intend to raise substantial additional capital to fund our development and operations activities. We expect to finance our future cash needs through the sale of equity securities and possibly strategic collaborations or debt financing or through other sources that may be dilutive to existing stockholders.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors set forth and discussed in our initial registration statement on Form 10-SB and our annual report on Form 10-KSB for the year ended February 28, 2007, which have not changed as of the date of the filing of this report and could materially affect our business, financial condition or future results. In addition, the risks described in the registration statement and our annual report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended May 31, 2007.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in our original Form 10-SB registration statement, filed on September 8, 2006, under SEC File Number 0-52218 at the U.S. Securities and Exchange Commission's website (www.sec.gov).

Exhibit No.  Description

* 3(i)     Articles of Incorporation
*3(ii) Bylaws
31 Sec. 302 Certification
32 Sec. 906 Certification

B) There were no reports on Form 8-K filed during the three month period ended May 31, 2007 or as of the date of the filing of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Striker Energy Corp., a Nevada corporation

Date: July 7, 2007    By:/s/ Shawn Perger, President, CEO,
                                                      Treasurer, Principal Accounting Officer and Director

Date: July 7, 2007    By:/s/ Konstantin Gregovic, Director