Form 10QSB
period 2007-08-31
Striker Energy Corp
filed 2007-10-15
CIK 1362703

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
August 31, 2007

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

The number of shares outstanding of the registrant's common stock as of August 31, 2007 was 10,003,000.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements......................................……………………………………………………... 4

Item 2. Management's Discussion and Analysis or Plan of Operation .…………………………….. 16

Item 3. Controls and Procedures....................................……………………………………………..…... 18

PART II: OTHER INFORMATION

Item 1A Risk Factors...............................................………………………………………………….........18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds………………………...…...…19

Item 6. Exhibits.................................................…………………………………………………..…...........19

Signatures.....................................................…………………………………………………………..........19

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

The financial statements for Striker Energy Corp. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three and six month period ended August 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the audited financial statements and notes for the year ended February 28, 2007, included in our annual report on Form 10-KSB, which can be found on the SEC website at www.sec.gov under our SEC File Number 0-52218.

Striker Energy Corp.
(An Exploration Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2007

Striker Energy Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 August 2007	As at 28 February 2007 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	952	24,368

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	5,100	14,765
Due to related party (Note 5)	16,900	14,700

	22,000	29,465

Stockholders’ deficiency
Capital stock (Note 7)
Authorized
31 August 2007 - 75,000,000 common shares, par value $0.0001
28 February 2007 - 75,000,000 common shares, par value $0.0001
Issued and outstanding
31 August 2007 - 10,003,000 common shares, par value $0.0001	1,003	1,003
28 February 2007 - 10,003,000 common shares, par value $0.0001
Additional paid-in capital	73,227	66,027
Deficit, accumulated during the exploration stage	(95,278)	(72,127)

	(21,048)	(5,097)

	952	24,368

Nature and Continuance of Operations (Note 1) and Commitments (Note 8)

On behalf of the Board:

/s/ Shawn Perger, Director                                                       /s/ Brian Cole, Director

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 18 March 2005 to 31 August 2007	For the three month period ended 31 August 2007	For the three month period ended 31 August 2006	For the six month period ended 31 August 2007	For the six month period ended 31 August 2006
	$	$	$	$	$

Expenses
Acquisition of mineral property interest (Note 3)	5,000	-	-	-	-
Bank charges and interest	517	65	28	101	292
Consulting fees	10,176	-	20	-	20
Exploration of mineral property	3,000	-	3,000	-	3,000
Filing fees	2,800	1,200	-	1,400	-
Investor relations	119	-	-	119	-
Legal and accounting fees	42,833	8,126	5,903	10,665	14,927
Licenses and permits	7,305	2,300	-	2,650	1,117
Management fees (Note 6)	15,000	3,000	3,000	6,000	3,000
Office expenses	90	-	-	61	18
Rent (Note 6)	4,200	600	600	1,200	1,200
Transfer agent fees	2,807	600	487	955	1,487
Web site development	1,431	-	-	-	-

Net loss for the period	95,278	15,891	13,038	23,151	25,061

Basic and diluted loss per common share		0.002	0.001	0.002	0.003

Weighted average number of common shares used in per share calculations		10,003,000	10,003,000	10,003,000	10,003,000

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 18 March 2005 to 31 August 2007	For the three month period ended 31 August 2007	For the three month period ended 31 August 2006	For the six month period ended 31 August 2007	For the six month period ended 31 August 2006
	$	$	$	$	$

Cash flows from operating activities
Net loss for the period	(95,278)	(15,891)	(13,038)	(23,151)	(25,061)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party - expenses (Notes 6 and 10)	19,200	3,600	3,600	7,200	4,200
Common shares issued for services (Note 7)	30	-	20	-	20
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	5,100	975	495	(9,665)	1,495

	(70,948)	(11,116)	(8,923)	(25,616)	(19,346)

Cash flows from financing activities
Increase in due to related party (Notes 5 and 6)	16,900	2,200	-	2,200	-
Common shares returned to treasury (Note 7)	(5,000)	-	-	-	-
Common shares issued for cash (Note 7)	60,000	-	-	-	50,000

	71,900	2,200	-	2,200	50,000

Increase (decrease) in cash and cash equivalents	952	(9,116)	(8,923)	(23,416)	30,654

Cash and cash equivalents, beginning of period	-	10,068	43,541	24,368	3,964

Cash and cash equivalents, end of period	952	952	34,618	952	34,618

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Share capital	Additional paid-in capital	Deficit, accumulated during the development stage	Total stockholders’ deficiency
		$	$	$	$

Balance at 18 March 2005 (inception)
Restricted common shares issued for cash ($0.001 per share) - 1 September 2005 (Note 7)	5,000,000	500	4,500	-	5,000
Contributions to capital by related party (Note 6)	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance at 28 February 2006	5,000,000	500	5,100	(21,237)	(15,637)
Common shares issued for cash ($0.01 per share) - May 2006 (Note 7)	5,000,000	500	49,500	-	50,000
Common shares issued for services ($0.01 per share) - August 2006 (Notes 6 and 10)	3,000	3	27	-	30
Contributions to capital by related parties - expenses (Notes 6 and 10)	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance at 28 February 2007	10,003,000	1,003	66,027	(72,127)	(5,097)

Contributions to capital by related parties - expenses (Notes 6 and 10)	-	-	7,200	-	7,200
Common shares returned to treasury and cancelled for cash ($0.01 per share) - April 2007 (Note 7)	(500,000)	(50)	(4,950)	-	(5,000)
Common shares issued for cash ($0.01 per share) - May 2007 (Note 7)	500,000	50	4,950	-	5,000
Net loss for the period	-	-	-	(23,151)	(23,151)
Balance at 31 August 2007	10,003,000	1,003	73,277	(95,278)	(21,048)

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2007

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

The Company’s financial statements as at 31 August 2007 and for the six month period ended 31 August 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $23,151 for the six month period ended 31 August 2007 (31 August 2006 - $25,061) and has working capital deficit at 31 August 2007 of $21,048 (28 February 2007 - working capital deficit of $5,097).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy for the remainder of 2008. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at 31 August 2007, the Company was not currently fully engaged in an operating business and expects to incur development stage operating losses for the next year to eighteen months. It intends to rely on officers and directors to perform essential functions with minimal compensation until a business operation can be fully commenced. Management believes the Company will be able to raise sufficient capital to implement its business plan, and thus will continue as a going concern during this period while its plans are implemented.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2007

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
31 August 2007

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

   Comprehensive loss

   SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 August 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2007

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 18 March 2005 to 31 August 2007.

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
31 August 2007

Recent accounting pronouncements

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

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2007

3. Mineral Properties

On 28 September 2005 the Company entered into a mineral property option agreement (the “Agreement”) with an unrelated third party (the “Seller”), wherein the Company would acquire 50% of the rights, title and interests in and to the Bald Mountain Claims in Nye County, Nevada. The Agreement calls for the Company to pay $5,000 in cash on signing, to make a second cash payment of $10,000 on the second anniversary of the Agreement and to complete exploration expenditures totalling $500,000 over a 3 year period (Note 8). On 28 September 2005 the Company consummated the Agreement and paid the Seller $5,000.

On 28 August 2007 the Company amended the Agreement by extending its duration from 3 years to 5 years after the date of first signing on 28 September 2005. The amended Agreement calls for the Company to pay $5,000 on the second anniversary of the Agreement, to make a third cash payment of $10,000 on the third anniversary of the Agreement and to complete exploration expenditures totalling $500,000 over a 5 year period (Note 8).

4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5. Due to Related Party

The balance due to a related party is non-interest bearing, unsecured and is due on demand.

As at 31 August 2007, the amount due to a related party consisted of $16,900 (28 February 2007 - $14,700) payable to an officer, director and shareholder of the Company.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2007

6. Related Party Transactions

During the six month period ended 31 August 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $6,000 (31 August 2006 - $3,000, cumulative - $15,000) and for rent in the amount of $1,200 (31 August 2006 - $1,200, cumulative - $4,200) (Note 10).

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

On 14 May 2007, 500,000 common shares valued at $0.01 per share of the Company were issued for total cash proceeds of $5,000.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2007

8. Commitments

The Company has outstanding and future commitments under a mineral property option agreement (Note 3).

9. Income Taxes

The Company has losses carried forward for income tax purposes to 31 August 2007. There are no current or deferred tax expenses for the period ended 31 August 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the six month period ended 31 August 2007	For the six month period ended 31 August 2006
	$	$

Refundable federal tax asset attributable to:	7,871	8,521
Current operations
Contributions to capital by related party	(2,448)	(1,428)
Less: Change in valuation allowance	(5,423)	(7,093)

Net refundable amount	-	-

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2007

The composition of the Company’s deferred tax assets as at 31 August 2007 and 28 February 2007 is as follows:
	As at 31 August 2007	As at 28 February 2007 (Audited)
		$

Net operating loss carryforward	76,078	60,097

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset
Tax loss carry-forward	25,867	20,433
Less: Valuation allowance	(25,867)	(20,433)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 August2007, the Company has an unused net operating loss carry forward balance of approximately $76,078 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires in 2026.

10. Supplemental Disclosures with Respect to Cash Flows

	For the period from inception on 18 March 2005 to 31 August 2007	For the six month period ended 31 August 2007	For the six month period ended 31 August 2006
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

On 29 August 2006, 2,000 common shares valued at $0.01 per share of the Company were issued to an officer and director of the Company for services rendered (Note 7).

On 1 February 2007, 1,000 common shares valued at $0.01 per share of the Company were issued to a director of the Company for services rendered (Note 7).

During the six month period ended 31 August 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $6,000 (31 August 2006 - $3,000, cumulative - $15,000) and for rent in the amount of $1,200 (31 August 2006 - $1,200, cumulative - $4,200) (Note 6).

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

On August 28, 2007, we amended the agreement by extending its duration from 3 to 5 years after the date of first signing on September 28, 2005. The amended agreement requires us to pay $5,000 on the second anniversary of the amended agreement date, or on August 28, 2008; to make a cash payment of $10,000 on the third anniversary of the amended agreement; and to complete exploration totaling $500,000 in expenditures over a 5-year period from the amended agreement date.

We intend to conduct exploration activities on our current and future properties and, if warranted, will seek a major mining company to joint venture in any development and/or production.

Results of Operations

Our financial statements and information for the three months ended August 31, 2007 have been prepared by our Management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no revenues to date and have incurred net losses of approximately $95,278 since inception on March 18, 2005. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that current capital resources should be adequate to continue operating and maintaining its business strategy for the remainder of 2007. However, if we are unable to raise additional capital in the near future, due to liquidity problems, we expect that we will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Three Months Ended August 31, 2007 compared to the Three Months Ended August 31, 2006

We incurred net losses of $15,891 for the three month period ended August 31, 2007, as compared to a net loss of $13,038 for the three-month period ended August 31, 2006. The increase was mainly attributed to legal and accounting fees ($8,126 - 2007 compared to $5,903 - 2006) incurred to prepare and file our regulatory filings quarterly and annually with the SEC; licenses and permits ($2,300 - 2007 compared to $0 - 2006); and filing fees incurred to renew our corporate and business licenses ($1,200 - 2007 compared to $0 - 2006). Our other expenses for the three month period ended August 31, 2007 consisted of $3,000 in management fees, $600 in rent, $600 in transfer agent fees and $65 in bank service charges.

During the three month period ended August 31, 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $3,000 (August 31, 2006 - $3,000, cumulative - $15,000) and for rent in the amount of $600 (August 31, 2006 - $600, cumulative - $4,200) .

Liquidity and Capital Resources

At August 31, 2007, we had total assets of $952, all consisting of cash in the bank.

Our accounts payable at August 31, 2007 were $22,000, consisting of accounts payable and accrued liabilities in the amount of $5,100 and $16,900 due to an officer, director and shareholder of the Company. This balance is non-interest bearing, unsecured, and has no fixed terms of repayment.

There are currently no options, warrants, rights or other securities conversion rights issued and/or outstanding at August 31, 2007.

Plan of Operation/Projected Milestones

We intend to complete our exploration work in a two-phase reverse circulation drill program with drill holes targeted mainly on geophysical criteria over a period of 5 years. The first phase of the program will consist of seven reverse circulation drill holes totaling 2,100 feet. These holes are targeted mainly on anomalous induced polarization/resistivity/magnetic geophysical survey results. In addition, surface mapping and sampling will be carried out in order to gain an understanding of structural and alteration controls affecting mineralization.

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

Our current cash in the bank will not allow us to complete our initial Phase I exploration activities and expect to finance our future cash needs through the sale of equity securities and possibly strategic collaborations or debt financing or through other sources that may be dilutive to existing stockholders. Our officers and direct have agreed to advance funds on an as-needed basis, interest free and with no specific terms of repayment, until such time as we are able to raise the funds necessary to complete our Phase I exploration and development activities.

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

There were no sales of unregistered securities during the three months ended August 31, 2007.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in our original Form 10-SB registration statement, filed on September 8, 2006, under SEC File Number 0-52218 at the U.S. Securities and Exchange Commission's website (www.sec.gov).

Exhibit No.  Description

* 3(i)             Articles of Incorporation
*3(ii)             Bylaws
31                  Sec. 302 Certification
32                  Sec. 906 Certification

B) There was one report on Form 8-K filed during the three month period ended August 31, 2007 to report the appointment of another officer and director; a copy of the Form 8-K can be found in its entirety on the SEC website at www.sec.gov under our SEC File Number 0-52218.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 STRIKER ENERGY CORP., a Nevada corporation

Date: October 11, 2007                                          By:/s/ Shawn Perger, President, CEO, Treasurer, Principal Accounting Officer and Director

Date: October 11, 2007                                          By:/s/ Brian Cole, Secretary and Director

Date: October 11, 2007                                         By:/s/ Konstantin Gregovic, Director and Chairman of the Audit Committee

Date: October 11, 2007                                         By:/s/ Laurence Stephenson, VP Exploration and Director