Form 10QSB
period 2007-11-30
Striker Energy Corp
filed 2008-01-23
CIK 1362703

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
November 30, 2007

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

The number of shares outstanding of the registrant's common stock as of November 30, 2007 was 10,003,000.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements......................................……………………………………………………... 4

Item 2. Management's Discussion and Analysis or Plan of Operation .…………………………….. 18

Item 3. Controls and Procedures....................................……………………………………………..…... 20

PART II: OTHER INFORMATION

Item 1A Risk Factors...............................................………………………………………………….........20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds………………………...…...…21

Item 6. Exhibits.................................................…………………………………………………..…............21

Signatures.....................................................…………………………………………………………..........21

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

The financial statements for Striker Energy Corp. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three and nine month period ended November 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the audited financial statements and notes for the year ended February 28, 2007, included in our annual report on Form 10-KSB, which can be found on the SEC website at www.sec.gov under our SEC File Number 0-52218.

Striker Energy Corp.
(An Exploration Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2007

Striker Energy Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 November 2007	As at 28 February 2007 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	327	24,368

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	16,315	14,765
Due to related party (Note 5)	30,560	14,700

	46,875	29,465

Stockholders’ deficiency
Capital stock (Note 7)
Authorized
30 November 2007 - 75,000,000 common shares, par value $0.0001
28 February 2007 - 75,000,000 common shares, par value $0.0001
Issued and outstanding
30 November 2007 - 10,003,000 common shares, par value $0.0001	1,003	1,003
28 February 2007 - 10,003,000 common shares, par value $0.0001
Additional paid-in capital	76,827	66,027
Deficit, accumulated during the exploration stage	(124,378)	(72,127)

	(46,548)	(5,097)

	327	24,368

Nature and Continuance of Operations (Note 1) and Commitments (Note 8)

On behalf of the Board:

/s/ Shawn Perger, Director                                                       /s/ Brian Cole, Director

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 18 March 2005 to 30 November 2007	For the three month period ended 30 November 2007	For the three month period ended 30 November 2006	For the nine month period ended 30 November 2007	For the nine month period ended 30 November 2006
	$	$	$	$	$

Expenses
Acquisition of mineral property interest (Note 3)	5,000	-	-	-	-
Bank charges and interest	592	75	64	175	355
Consulting fees	10,176	-	-	-	20
Expenditures on mineral property	20,124	17,124	-	17,124	3,000
Filing fees	3,150	350	700	1,750	700
Investor relations	119	-	-	119	-
Legal and accounting fees	48,796	5,963	4,000	16,628	18,928
Licenses and permits	7,305	-	1,019	2,650	2,136
Management fees (Notes 6, 7 and 10)	18,000	3,000	3,000	9,000	6,000
Office expenses and miscellaneous	129	39	-	101	17
Rent (Note 6,7 and 10)	4,800	600	600	1,800	1,800
Transfer agent fees	4,756	1,949	150	2,904	1,637
Web site development	1,431	-	-	-	-

Net loss for the period	(124,378)	(29,100)	(9,533)	(52,251)	(34,593)

Basic and diluted loss per common share		(0.003)	(0.001)	(0.005)	(0.004)

Weighted average number of common shares used in per share calculations		10,003,000	8,855,222	10,003,000	8,855,222

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 18 March 2005 to 30 November 2007	For the three month period ended 30 November 2007	For the three month period ended 30 November 2006	For the nine month period ended 30 November 2007	For the nine month period ended 30 November 2006
	$	$	$	$	$

Cash flows from operating activities
Net loss for the period	(124,378)	(29,100)	(9,533)	(52,251)	(34,593)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party - expenses (Notes 6, 7 and 10)	22,800	3,600	3,600	10,800	7,800
Common shares issued for services (Note 7)	30	-	-	-	20
Changes in operating assets and liabilities
(Increase) in other receivable			(200)		(200)
Increase (decrease) in accounts payable and accrued liabilities	16,315	11,215	4,686	1,550	6,180

	(85,233)	(14,285)	(1,447)	(39,901)	(20,793)

Cash flows from financing activities
Increase in due to related party (Notes 5 and 6)	30,560	13,660	819	15,860	819
Common shares returned to treasury (Note 7)	(5,000)	-	-	-	-
Common shares issued for cash (Note 7)	60,000	-	-	-	50,000

	85,560	13,660	819	15,860	50,819

Increase (decrease) in cash and cash equivalents	327	(625)	(628)	(24,041)	30,026

Cash and cash equivalents, beginning of period	-	952	34,618	24,368	3,964

Cash and cash equivalents, end of period	327	327	33,900	327	33,990

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Share capital	Additional paid-in capital	Deficit, accumulated during the development stage	Total stockholders’ deficiency
		$	$	$	$

Balance at 18 March 2005 (inception)
Restricted common shares issued for cash ($0.001 per share) - 1 September 2005 (Note 7)	5,000,000	500	4,500	-	5,000
Contributions to capital by related party (Note 6)	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance at 28 February 2006	5,000,000	500	5,100	(21,237)	(15,637)
Common shares issued for cash ($0.01 per share) - May 2006 (Note 7)	5,000,000	500	49,500	-	50,000
Common shares issued for services ($0.01 per share) - August 2006 (Notes 6 and 10)	3,000	3	27	-	30
Contributions to capital by related parties - expenses (Notes 6 and 10)	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance at 28 February 2007	10,003,000	1,003	66,027	(72,127)	(5,097)

Contributions to capital by related parties - expenses (Notes 6, 7 and 10)	-	-	10,800	-	10,800
Common shares returned to treasury and cancelled for cash ($0.01 per share) - April 2007 (Note 7)	(500,000)	(50)	(4,950)	-	(5,000)
Common shares issued for cash ($0.01 per share) - May 2007 (Note 7)	500,000	50	4,950	-	5,000
Net loss for the period	-	-	-	(52,251)	(52,251)
Balance at 30 November 2007	10,003,000	1,003	76,827	(124,378)	(46,548)

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2007

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

The Company’s financial statements as at 30 November 2007 and for the three and nine month periods ended 30 November 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $29,100 for the three month period ended 30 November 2007 (30 November 2006 - $9,533). The Company has a loss of $52,251 for the nine month period ended 30 November 2007 (30 November 2006 - $34,593, cumulative $124,378) and has working capital deficit at 30 November 2007 of $46,548 (28 February 2007 - working capital deficit of $5,097).

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

As at 30 November 2007, the Company was not currently fully engaged in an operating business and expects to incur development stage operating losses for the next year to eighteen months. It intends to rely on officers and directors to perform essential functions with minimal compensation until a business operation can be fully commenced. Management believes the Company will be able to raise sufficient capital to implement its business plan, and thus will continue as a going concern during this period while its plans are implemented.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2007

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

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2007

 Fair value of financial instruments and derivative financial instrument

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 November 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2007

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 18 March 2005 to 30 November 2007.

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
30 November 2007

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
30 November 2007

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

5. Due to Related Party

The balances due to related partiesis are non-interest bearing, unsecured and are due on demand.

As at 30 November 2007, the amount due to related parties consisted of $30,600 (28 February 2007 - $14,700) and consisted of cash advances from two officers who are also directors and shareholders of the Company.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2007

6. Related Party Transactions

During the nine month period ended 30 November 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (30 November 2006 - $6,000, cumulative - $18,000) and for rent in the amount of $1,800 (30 November 2006 - $1,800, cumulative - $4,800) (Notes 7 and 10).

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

During the nine month period ended 30 November 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (30 November 2006 - $6,000, cumulative - $18,000) and for rent in the amount of $1,800 (30 November 2006 - $1,800, cumulative - $4,800) (Notes 6 and 10).

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2007

8. Commitments

The Company has outstanding and future commitments under a mineral property option agreement (Note 3).

9. Income Taxes

    The Company has losses carried forward for income tax purposes to 30 November 2007. There are no current or deferred tax expenses for the period ended 30 November 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

    The provision for refundable federal income tax consists of the following:

	For the nine month period ended 30 November 2007	For the nine month period ended 30 November 2006
	$	$

Refundable federal tax asset attributable to:	17,765	11,761
Current operations
Contributions to capital by related party	(3,672)	(2,652)
Less: Change in valuation allowance	(14,093)	(9,109)

Net refundable amount	-	-

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2007

The composition of the Company’s deferred tax assets as at 30 November 2007 and 28 February 2007 is as follows:

	As at 30 November 2007	As at 28 February 2007 (Audited)
		$

Net operating loss carryforward	101,578	60,097

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset
Tax loss carry-forward	34,537	20,433
Less: Valuation allowance	(34,537)	(20,433)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 November 2007, the Company has an unused net operating loss carry forward balance of approximately $101,578 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires in 2026.

10. Supplemental Disclosures with Respect to Cash Flows

	For the period from inception on 18 March 2005 to 30 November 2007	For the nine month period ended 30 November 2007	For the nine month period ended 30 November 2006
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

On 29 August 2006, 2,000 common shares valued at $0.01 per share of the Company were issued to an officer and director of the Company for services rendered (Note 7).

On 1 February 2007, 1,000 common shares valued at $0.01 per share of the Company were issued to a director of the Company for services rendered (Note 7).

During the nine month period ended 30 November 2007, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (30 November 2006 - $6,000, cumulative - $18,000) and for rent in the amount of $1,800 (30 November 2006 - $1,800, cumulative - $4,800)  (Notes 6 and 7).

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

We are continuing to conduct exploration activities on our current properties and, if warranted, will seek a major mining company to joint venture in any development and/or production.

Results of Operations

Our financial statements and information for the three months ended November 30, 2007 have been prepared by our Management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no revenues to date and have incurred net losses of approximately $124,378 since inception on March 18, 2005. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that current capital resources should be adequate to continue operating and maintaining its business strategy for the remainder of 2007. However, if we are unable to raise additional capital in the near future, due to liquidity problems, we expect that we will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Three Months Ended November 30, 2007 compared to the Three Months Ended November 30, 2006

We incurred net losses of $29,100 for the three month period ended November 30, 2007, as compared to a net loss of $9,533 for the three-month period ended November 30, 2006. The large  increase was  attributed to expenses incurred in the exploration and development of our mineral claims ($17,124 - 2007 compared to $Nil - 2006).  Our other expenses for the three month period ended November 30, 2007 consisted of legal and accounting fees ($5,963- 2007 compared to $4,000 - 2006), incurred to prepare and file our regulatory filings quarterly and annually with the SEC; filing fees incurred to renew our corporate and business licenses ($350 - 2007 compared to $700 - 2006); transfer agent fees ($1,949 - 2007 compared to $150 - 2006);  $3,000 in management fees, $600 in rent and $75 in bank service charges.

Liquidity and Capital Resources

At November 30, 2007, we had total assets of $327, consisting of cash in the bank.

Our accounts payable at November 30, 2007 were $46,875, consisting of accounts payable and accrued liabilities in the amount of $16,315and $30,560 due to related parties (two officers, directors and shareholders of the Company). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

There are currently no options, warrants, rights or other securities conversion rights issued and/or outstanding at November 30, 2007.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended November 30, 2007.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

 STRIKER ENERGY CORP., a Nevada corporation

Date: January 21, 2008                                         By:/s/ Shawn Perger, President, CEO, Treasurer, Principal Accounting Officer and Director

Date: January 21, 2008                                         By:/s/ Brian Cole, Secretary and Director

Date: January 21, 2007                                          By:/s/ Konstantin Gregovic, Director and Chairman of the Audit Committee

Date: January 21, 2007                                          By:/s/ Laurence Stephenson, VP Exploration and Director