Form 10KSB
period 2008-02-29
Striker Energy Corp
filed 2008-05-30
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10K-SB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended February 29, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

COMMISSION FILE NUMBER: 000-52218

STRIKER ENERGY CORP.
(Exact Name of Small Business as Specified in its Charter)

                                                                                                                         Nevada                                                                            20-2590810
(State or other jurisdiction of incorporation or organization)                  (I.R.S. Employer Identification No.)

  1305 - 12 Ave West, Suite 1402
Vancouver, BC, Canada V6H 1M3
Address of Principal Executive Offices

Issuer's telephone number, including area code: (604) 733-3356

    Securities registered under Section 12(b) of the Exchange Act: None.

    Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001per share.

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

Issuer is a non-accelerated Filer.

The Issuer's securities are listed on the OTCBB under the trading symbol SRKR; however, trading has not yet commenced. The aggregate market value of the voting and non-voting common equity held by non-affiliates has been computed by reference to the price at which the common equity was sold: $50,000. As of February 29, 2008, the Issuer had a total of 10,003,000 shares of Common Stock, par value $0.0001per share, issued and outstanding.

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

General

Striker Energy Corp. was incorporated in the State of Nevada on March 18, 2005 to engage in the exploration of mining properties. In May 2006, we completed a public offering of our securities pursuant to an exemption provided by Rule 504 of Regulation D, registered in the State of Nevada, and raised a total of $50,000. Our primary goal is to engage in the acquisition, exploration and development of natural resource properties, beginning with our current claims in the State of Nevada. We are still in the exploration and development stages and there can be no assurance that any commercially viable mineralized deposits exist, or will be found on these properties until such time as appropriate exploration work can be done on the properties and a comprehensive economic evaluation based upon such work is concluded.

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

On August 28, 2007, we amended the agreement to allow us to acquire 50% of the right, title and interests in and to the Bald Mountain Claims in exchange for a cash payment on signing of the amended agreement of $5,000, a second cash payment of $5,000 on the second anniversary of the agreement and a third cash payment of $10,000 on the third anniversary of the agreement. In addition, we agreed to complete exploration activities totaling $500,000 over a 5-year period.

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
We will be spending the next twelve months completing our preliminary research and gathering samples and data to finalize the detailed exploration work programs required under the Bald Mountain Wash Gold Property Agreement.

We intend to complete the exploration work in a two-phase reverse circulation drill program with drill holes targeted mainly on geophysical criteria over a period of 3 years. The first phase of the program will consist of seven reverse circulation drill holes totaling 2,100 feet. These holes are targeted mainly on anomalous induced polarization/resistivity/ magnetic geophysical survey results. In addition, surface mapping and sampling will be carried out in order to gain an understanding of structural and alteration controls affecting mineralization. The cost of the first phase is estimated at approximately $100,000.

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

Item 3.	Legal Proceedings

We are currently unaware of any legal matters pending or threatened against us.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our shares of common stock were listed on the Over the Counter Bulletin Board (symbol SRKR) in May, 2007; however, trading has not yet commenced. Therefore, no table of high/low bid prices are presented in this report.

Number of Holders

As of February 29, 2008, our issued and outstanding common stock was held by a total of 37 shareholders of record.

Dividends

No cash dividends were paid on our common shares during the fiscal years ended February 29, 2008 and 2007. We have not paid any cash dividends since our inception and do not foresee declaring any dividend on our common stock in the foreseeable future.

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

Purchase of our Equity Securities by Officers and Directors

None

Other Stockholder Matters

None

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Summary Financial Data
	For year ended February 29, 2008 $	For year ended February 28, 2007 $
Statements of Operations Data:
Revenues	0	0
Acquisition of mineral property	5,000	0
General and administrative expenses	48,287	47,890
Exploration costs and expenses	12,124	3,000
Net loss	(65,411)	(50,890)
Net loss per common share—basic and diluted	(0.007)	(0.006)
Weighted average number of shares of common stock outstanding	9,983,874	9,138,071

As of February 29, 2008 $	As of February 28, 2007 $

Balance Sheet Data:
Cash and cash equivalents	252	24,368
Working capital deficiency	(56,108)	(5,097)
Total assets	252	24,368
Accumulated deficit	(137,538)	(72,127)

Overview

We have incurred net losses since our inception and expect to incur substantial and increasing losses for the next few years as we expand our exploration activities and move into later stages of development. Since inception, we have incurred an accumulated deficit of $137,538. We have funded our losses to date through the sale of equity securities and advances from stockholders.

Results of Operations — 2008 compared to 2007

           We are a start-up company currently in the exploration and development stages and have not generated any revenues since inception.

           Acquisition of mineral property increased by $5,000 in the fiscal year ended February 29, 2008 when compared to 2007.

Exploration expenses increased by $9,124 in the fiscal year ended February 29, 2008 when compared to 2007, due to additional exploration work done on our property.

General and administrative expenses for the fiscal year ended February 29, 2008 consisted mainly of legal and accounting fees, management fees, rent, licenses and permits and miscellaneous filing fees and expenses incurred in the day-to-day operation of our business. Total general and administrative expenses were $48,287 for the fiscal year ended February 29, 2008, as compared to $47,890 for the fiscal year ended February 28, 2007 (cumulative since inception - $137,538, representing an increase of $397 in general and administrative expenses for the fiscal year ended February 29, 2008. The majority of our expenses for both fiscal years was attributed to legal and accounting, consulting and management fees incurred in connection with the preparation and filing of our Form 10SB registration statement with the SEC (2008 - $36,449 and 2007 - $38,347.

We did not have any cash interest income or expense for the fiscal year ended February 29, 2008.

Liquidity and Capital Resources — 2008 compared to 2007

At February 29, 2008, we had available cash in the bank of $252, compared to $24,368 at February 28, 2007.

Cash used in operations was $43,340 for the fiscal year ended February 29, 2008, compared with $30,215 for the fiscal year ended February 28, 2007. This increase in negative cash flow from operations was primarily caused by a significant increase in our general administrative, operating and exploration expenses, as described above.

Cash flows from financing activities for the fiscal year ended February 29, 2008 were $19,224 and consisted of the following:

-	On April 30, 2007, 500,000 shares of common stock were cancelled and returned to treasury and the $5,000 cash paid for the shares was returned to the investors;

-	on May 14, 2007, 500,000 shares of common stock, valued at $0.01 per share, were issued for total cash proceeds of $5,000; and

-	an officer and director of the company made contributions to capital for management fees in the amount of $12,000.

    We are currently seeking additional sources of capital, as our current cash in the bank has been exhausted; however, there can be no assurance funding will be successfully obtained. Even if it is obtained, there is no assurance that it will not be secured on terms that are highly dilutive to existing shareholders. Our independent registered public accountants have stated in their report, included in Item 7. Financial Statements to this report, that our significant operating losses and working capital deficit raise substantial doubt about our ability to continue as a going concern. We will be required to raise substantial capital to fund our capital expenditures, working capital, and other cash requirements since our current cash assets are exhausted. We continue to search for sources of additional funding, including seeking potential joint venture partners, while we continue the initial exploration phase on our mining claims. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

Debt. At February 29, 2008, we owed $33,924 to an officer and director for management fees resulting from services rendered and for accrued rent advanced on our behalf. Please see Notes 6, 7, 8 and 11 to our audited financial statements in Item 7, for a more detailed description of these transactions.

Our actual cash needs might vary materially from those now planned because of a number of factors, including:

•	The scope, rate of progress and costs of our exploration and development activities;

•	Changes in our research, exploration and/or development plans;

•	The terms and timing of any collaborative, licensing and/or other arrangements that we may establish;

•	The cost and timing of regulatory approvals;

•	The cost of filing, prosecuting, defending and enforcing any claims against our property rights.

Critical accounting policies and significant judgments and estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect the application of certain significant accounting policies as described in Note 2 to our February 29, 2008 audited financial statements and critical accounting policies as described below. A “critical accounting policy” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Reclamation costs

Our policy for recording reclamation costs is to record a liability for the estimated costs to reclaim mined land by recording charges to production costs for each ton of ore mined over the life of the mine. The amount charged is based on management’s estimation of reclamation costs to be incurred. The accrued liability will be reduced as reclamation expenditures are made. Certain reclamation work will be performed concurrently with mining and these expenditures will be charged to operations at that time.

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

Our independent registered public accountants have stated in their report, included in Item 7. Financial Statements, that our significant operating losses and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We had net losses of $65,411 and $50,890, respectively, for the fiscal years ended February 29, 2008 and February 28, 2007. Our accumulated deficit from inception to the fiscal year ended February 29, 2008 was $137,538. We will be required to raise substantial capital to fund our capital expenditures, working capital and other cash requirements since our current cash assets are exhausted. We are currently searching for sources of additional funding, including potential joint venture partners, while we continue the initial exploration phase on our mining claims. The successful outcome of future financing activities cannot be determined at this time and there are no assurances that, if achieved, we will have sufficient funds to execute our intended business plan or generate positive operational results.

We will need additional capital to achieve our current business strategy and our inability to obtain additional financing will inhibit our ability to expand or even maintain our research, exploration and development efforts.

In addition to our current accumulated deficit, we expect to incur additional losses during the foreseeable future. Until we are able to determine if there are mineral deposits available for extraction on our properties, we are unlikely to be profitable. Consequently, we will require substantial additional capital to continue our exploration and development activities. There is not assurance we will not incur additional and unplanned expenses during our continuing exploration and development activities When additional funding is required, we intend to raise funds either through private placements or public offerings of our equity securities. There is no assurance that we will be able to obtain additional financing through private placements and/or public offerings necessary to support our working capital requirements. To the extent that funds generated from any private placements and/or public offerings are insufficient, we will have to raise additional working capital through other sources, such as bank loans and/or financings. No assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

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

We are incurring increased costs as a result of being a publicly-traded company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies. These new rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly. For example, as a result of becoming a public company, we have created additional board committees and have adopted policies regarding internal controls and disclosure controls and procedures. In addition, we have incurred additional costs associated with our public company reporting requirements. In addition, these new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, which we currently cannot afford to do. As a result of the new rules, it may become more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a result of being a public company or the timing of such costs and/or whether we will be able to raise the funds necessary to meet the cash requirements for these costs.

Item 7.	Financial Statements

Striker Energy Corp.
(An Exploration Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
29 February 2008

James Stafford James Stafford

James Stafford, Inc.*
Chartered Accountants*
Suite 350 - 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
* Incorporated professional, James Stafford, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Striker Energy Corp.
(An Exploration Stage Company)

We have audited the balance sheets of Striker Energy Corp. as of 29 February 2008 and 28 February 2007 and the related statements of operations, cash flows and changes in stockholders’ deficiency for each of the years then ended and for the period from the date of inception on 18 March 2005 to 29 February 2008. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 29 February 2008 and 28 February 2007 and the results of its operations, cash flows and changes in stockholders’ deficiency for each of the years then ended and for the period from the date of inception on 18 March 2005 to 29 February 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ James Stafford
Vancouver, CanadaChartered Accountants

3 April 2008

Striker Energy Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	As at 29 February 2008	As at 28 February 2007
	$	$

Assets

Current
Cash and cash equivalents	252	24,368

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	22,436	14,765
Due to related parties (Note 6)	33,924	14,700

	56,360	29,465

Stockholders' deficiency
Capital stock (Note 8)
Authorized
75,000,000 common shares, par value $0.0001
Issued and outstanding
29 February 2008 - 10,003,000 common shares, par value $0.0001
28 February 2007 - 10,003,000 common shares, par value $0.0001	1,003	1,003
Additional paid-in capital	80,427	66,027
Deficit, accumulated during the exploration stage	(137,538)	(72,127)

	(56,108)	(5,097)

	252	24,368

Nature and Continuance of Operations (Note 1), Commitments (Note 9)

On behalf of the Board:

/s/ “Shawn Perger"  Director                                   _/s/__“Brian Cole”  Director
Shawn Perger                                                               Brian Cole

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statement of Operations
(Expressed in U.S. Dollars)

	Cumulative amounts from the date of inception on 18 March 2005 to 29 February 2008	For the year ended 29 February 2008	For the year ended 28 February 2007

Expenses
Write down of mineral property acquisition costs (Note 4)	10,000	5,000	-
Bank charges and interest	667	250	307
Consulting fees	10,176	-	6,030
Exploration of mineral property	15,124	12,124	3,000
Filing fees	3,850	2,450	1,400
Legal and accounting fees	56,617	24,449	23,317
Licenses and permits	7,305	2,650	2,136
Management fees (Notes 7, 8 and 11)	21,000	12,000	9,000
Office expense	129	101	17
Rent (Notes 7, 8 and 11)	5,400	2,400	2,400
Transfer agent fees	5,431	3,579	1,852
Web site development	1,839	408	1,431

Net loss for the period	(137,538)	(65,411)	(50,890)

Basic and diluted loss per common share		(0.007)	(0.006)

Weighted average number of common shares used in per share calculations		9,983,874	9,138,071

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statement of Operations
(Expressed in U.S. Dollars)

	Cumulative amounts from the date of inception on 18 March 2005 to 29 February 2008	For the year ended 29 February 2008	For the year ended 28 February 2007
	$	$	$

Cash flows from operating activities
Net loss for the period	(137,538)	(65,411)	(50,890)
Adjustments to reconcile loss to net cash used by operating activities
Write down of mineral property acquisiton costs (Note 4)	10,000	5,000	-
Contributions to capital by related parties - expenses (Notes 7, 8 and 11)	26,400	14,400	11,400
Common shares issued for services (Notes 8 and 11)	30	-	30
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	22,436	7,671	9,245

	(83,672)	(38,340)	(30,215)

Cash flows from financing activities
Increase in due to related parties (Notes 6 and 7)	33,924	19,224	619
Common shares returned to treasury (Notes 8 and 11)	(5,000)	(5,000)	-
Common shares issued for cash (Notes 8 and 11)	60,000	5,000	50,000

	88,924	19,224	50,619

Cash flows from investing activities
Acquisition of mineral property interest (Note 4)	(10,000)	(5,000)	-

Increase in cash and cash equivalents	252	(24,116)	20,404

Cash and cash equivalents, beginning of year	-	24,368	3,964

Cash and cash equivalents, end of year	252	252	24,368

Supplemental Disclosures with Respect to Cash Flows (Note 11)

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statement of Changes in Stockholders'  Deficiency
(Expressed in U.S. Dollars)

	Number of shares issued	Capital Stock	Additional paid-in capital	Deficit, accumulated during the development stage	Total Stockholders’ deficiency
		$	$	$	$

Balance at 18 March 2005 (inception)
Restricted common shares issued for cash ($0.001 per share) - September 2005 (Note 8)	5,000,000	500	4,500	-	5,000
Contributions to capital by related parties - expenses (Notes 7 and 11)	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance at 28 February 2006	5,000,000	500	5,100	(21,237)	(15,637)
Common shares issued for cash ($0.01 per share) - May 2006 (Note 8)	5,000,000	500	49,500	-	50,000
Common shares issued for services ($0.01 per share) - August 2006 (Notes 7 and 11)	3,000	3	27	-	30
Contributions to capital by related parties - expenses (Notes 7 and 11)	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance at 28 February 2007	10,003,000	1,003	66,027	(72,127)	(5,097)

Contributions to capital by related parties - expenses (Notes 7, 8 and 11)	-	-	14,400	-	14,400
Common shares returned to treasury and cancelled for cash ($0.01 per share) - April 2007 (Notes 8 and 11)	(500,000)	(50)	(4,950)	-	(5,000)
Common shares issued for cash ($0.01 per share) - May 2007 (Notes 8 and 11)	500,000	50	4,950	-	5,000
Net loss for the year	-	-	-	(65,411)	(65,411)

Balance at 29 February 2008	10,003,000	1,003	80,427	(137,538)	(56,108)

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
29 February 2008

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

    The Company’s financial statements as at 29 February 2008 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $65,411 for the year ended 29 February 2008 (28 February 2007 - $50,890, cumulative - $137,538) and has a working capital deficiency of $56,108 at 29
    February 2008 (28 February 2007 - $5,097).

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

    As at 29 February 2008, the Company was not currently fully engaged in an operating business and expects to incur development stage operating losses for the next year to eighteen months. It intends to rely on officers and directors to perform essential functions with minimal compensation until a business operation can be fully commenced. Management believes the Company will be able to raise sufficient capital to implement its business plan, and thus will continue as a going concern during this period while its plans are implemented.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
29 February 2008

2.	Change in Accounting Policy

Effective 1 March 2007, the Company adopted, on a retroactive basis, the provisions of Financial Accounting Standards Board (“FASB”) EITF 04-2 “Whether Mineral Rights are Tangible or Intangible Assets”.  EITF 04-2 establishes mineral rights as tangible assets, whereby the aggregate carrying amount of such mineral rights should be reported as a separate component of property, plant, and equipment.  The retroactive impacts of adopting EITF 04-2 had no impact on net loss or earnings per share for the year ended 28 February 2007 and for the period from the date of inception on 18 March 2005 to 28 February 2006 (Notes 3 and 4).

3.	Significant Accounting Policies

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

   Mineral property costs

   The Company is primarily engaged in the acquisition, exploration and development of mineral properties.

   Mineral property acquisition costs are initially capitalized as tangible assets when purchased. At the end of each fiscal quarter end, the Company assesses the carrying costs for impairment. If proven and probable reserves are established for a property and it has been determined that a mineral property can be economically developed, costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

   Mineral property exploration costs are expensed as incurred.

   Estimated future removal and site restoration costs, when determinable are provided over the life of proven reserves on a units-of-production basis. Costs, which include production equipment removal and environmental remediation, are estimated each period by management based on current regulations, actual expenses incurred, and technology and industry standards. Any charge is included in exploration expense or the provision for depletion and depreciation during the period and the actual restoration expenditures are charged to the accumulated provision amounts as incurred.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
29 February 2008

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

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
29 February 2008

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 29 February 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 18 March 2005 to 29 February 2008.

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
29 February 2008

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

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
29 February 2008

4.	Mineral Property

On 28 September 2005 the Company entered into a mineral property option agreement (the “Agreement”) with an unrelated third party (the “Seller”), wherein the Company would acquire 50% of the rights, title and interests in and to the Bald Mountain Claims in Nye County, Nevada. The Agreement called for the Company to pay $5,000 in cash on signing, to make a second cash payment of $10,000 on the second anniversary of the agreement and complete exploration expenditures totalling $500,000 over a 3 year period (Note 9). On 28 September 2005 the Company consummated the Agreement and paid the Seller $5,000.

On 28 August 2007 the Company amended the Agreement (the “Amended Agreement”) wherein the Company would acquire 50% of the rights, title and interests in and to the Bald Mountain Claims in Nye County, Nevada. The Amended Agreement calls for the Company to pay the original $5,000 on signing (paid), to make a second cash payment of $5,000 by 28 August 2007 (included in accounts payable at 29 February 2008),  to make a third cash payment of $10,000 by 28 August 2008 and to complete exploration expenditures totalling $500,000 by 28 August 2010  (Note 9).

During the year ended 29 February 2008, the Company incurred mineral property acquisition costs of $5,000 related to Bald Mountain Claims.  This amount was initially capitalized as a tangible asset.  During the year ended February 29, 2008, the Company recorded  a write down of mineral property acquisition costs of $5,000 related to the Bald Mountain Claims (Note 11).

Change to the Company’s accounting policy during the year ended 29 February 2008 was in respect of the adoption of EITF 04-2 which established that the aggregate carrying amount of mineral property rights should be reported as a separate component of property, plant and equipment. There has been no impact on net loss or earnings per share for the year ended 28 February 2007 and for the period from the date of inception on 18 March 2005 to 28 February 2006 (Notes 2 and 3).

5.	Accounts Payable and Accrued Liabilities

   Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

6.	Due to Related Parties

The balances due to related parties are non-interest bearing, unsecured and are due on demand.

As at 29 February 2008, the amount due to a related parties of $33,924 (28 February 2007 - $14,700) consisted of cash advances to the Company from two officers who are also directors and shareholders of the Company.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
29 February 2008

7.	Related Party Transactions

During the year ended 29 February 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $12,000 (28 February 2007 - $9,000, cumulative $21,000) and for rent in the amount of $2,400 (28 February 2007- $2,400, cumulative - $5,400) (Notes 8 and 11).

8.	Capital Stock

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

On 29 August 2006, 2,000 common shares valued at $0.01 per share of the Company were issued to an officer and director of the Company for services rendered.

On 1 February 2007, 1,000 common shares valued at $0.01 per share of the Company were issued to a director of the Company for services rendered.

On 30 April 2007, 500,000 common shares of the Company were returned to treasury and cancelled; $5,000 was returned to the investors (Note 11).

On 14 May 2007, 500,000 common shares valued at $0.01 per share of the Company were issued for total cash proceeds of $5,000 (Note 11).

During the year ended 29 February 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $12,000 (28 February 2007 - $9,000, cumulative $21,000) and for rent in the amount of $2,400 (28 February 2007- $2,400, cumulative - $5,400) (Notes 7 and 11).

9.	Commitments

    The Company has outstanding and future commitments under a mineral property option agreement (Note 4).

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
29 February 2008

10.	Income Taxes

The Company has losses carried forward for income tax purposes to 29 February 2008. There are no current or deferred tax expenses for the year ended 29 February 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended 29 February 2008	For the year ended 28 February 2007
	$	$

Refundable federal tax asset attributable to:
Current operations	22,240	17,303
Contributions to capital by related parties	(4,886)	(3,886)
Less: Change in valuation allowance	(17,354)	(13,417)

Net refundable amount	-	-

    The composition of the Company’s deferred tax assets as at 29 February 2008 and 28 February 2007 is as follows:

	29 February 2008	28 February 2007
	$	$

Net operating loss carryforward	111,108	60,097

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	37,777	20,433
Less: Valuation allowance	(37,777)	(20,433)

Net deferred tax asset	-	-

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
29 February 2008

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 29 February 2008, the Company has an unused net operating loss carry-forward balance of approximately $111,108 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires through 2026 and 2028.

11.	Supplemental Disclosures with Respect to Cash Flows

	For the year ended 29 February 2008	For the year ended 28 February 2007
	$	$

Cash paid during the period for interest	-	-
Cash paid during the period for income taxes	-	-

    During the year ended 29 February 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $12,000 (28 February 2007 - $9,000, cumulative - $21,000) and for rent in the amount of $2,400 (28 February 2007 - $2,400, cumulative - $5,400) (Notes 7 and 8).

    During the year ended 29 February 2008, the Company incurred mineral property acquisition costs of $5,000 related to Bald Mountain Claims. This amount was initially capitalized as a tangible asset. During the year ended
    February 29, 2008, the Company recorded a write down of mineral property acquisition costs of $5,000 related to the Bald Mountain Claims (Note 4).

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Company management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10K-SB. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter of the fiscal year ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters. At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense. Management will continue to evaluate this segregation of duties. In addition, management is aware that many of our currently existing internal controls are undocumented. Our management will be working to document such internal controls over the coming year.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors, Executive Officers and Key Employees

The following table sets forth certain information regarding our directors, executive officers and key employees as of May 15, 2007:

Name	Age	Position(s)
Shawn Perger	46	President, Chief Executive Officer, Treasurer, Principal Accounting Officer and Chairman of the Board of Directors

Brian Cole	40	Secretary and Director

Konstantin Gregovic	41	Director and Chairman of the Audit Committee

Shawn Perger has been the President, Secretary, Treasurer, Principal Accounting Officer and a Director of our company since inception and a director since November 28, 2005. Since 2002, Mr. Perger has been President of Skyline Investor Relations Corp., an investor relations company dedicated to bringing shareholder value to young public and private companies. From 1998 to 2002, Mr. Perger was a stockbroker with Georgia Pacific Securities, a mid-sized Canada-wide brokerage firm that had seats on all four Canadian stock exchanges located in Vancouver, British Columbia, Canada. From 1990 to 1998, Mr. Perger was the owner/operator of Ambleside Bistro and the Village Bistro located in Vancouver, Canada. From 1980 to 1990, Mr. Perger was a consultant to many different hospitality organizations.  Mr. Perger devotes his time as required to the business of our company.

Brian Cole joined on June 21 2007 as Corporate Secretary and a Director. Mr. Cole is also a consultant to Skyline Investor Relations, a corporation engaged in the business of investor relations, located in Vancouver, British Columbia. From 2001 to August 2006, he was a founding member and Vice President of Sundar Communications, a company engaged in the business of investor relations, located in Vancouver, British Columbia. Mr. Cole does not have an employment agreement with us and devotes his time as required to the business of our company.

Konstantin Gregovic has been a Director and Chairman of our Audit Committee since January 29, 2007. Mr. Gregovic has been a Senior Financial Analyst for Stantec Consulting in Edmonton, AB, Canada since September 2006 and will devote his time as required to our business. From May 2006 to September 2006, he was a contract Financial Officer for the Ministry of Sustainability and Development for the Alberta Government. From 2004 to May 2006, he was a Financial Analyst/Underwriter for the Health Boards of Alberta (HBA Services) in Alberts, Canada. Also in 2004, he was a contract Business Analyst Leader for the City of Calgary. From 2000 to 2004, he was a Financial Analyst for Navigata Communications, Inc. in Vancouver, BC, Canada. Mr. Gregovic graduated from the University of Calgary, AB, Canada in 1988 with a Bachelor of Arts Degree and in 1992 with a Bachelor of Commerce Degree in Finance. Since 2004, he has been a Certified Management Accountant. Mr. Gregovic devotes his time as required to the business of our company.

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

The Company has two executive officers, none of which draw a salary. Shawn Perger serves as our Chief Executive Officer and Principal Accounting Officer and Brian Cole serves as Vice our Corporate Secretary. The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during 2008 awarded to, earned by or paid to our executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Shawn Perger	2008	$0	0	0	0	0	0	0	$0
Shawn Perger	2007	$0	0	0	0	0	0	0	$0
Brian Cole	2008	$0	0	0	0	0	0	0	$0
Brian Cole	2007	$0	0	0	0	0	0	0	$0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Shawn Perger	0	0	0	0	N/A	0	$0	0	0
Brian Cole	0	0	0	0	N/A	0	0	0	0
Konstantin Gregovic	0	0	0	0	N/A	0	0	0	0

 Option Grants in 2008

No options were granted during the fiscal year ended February 29 2008 We have no outstanding warrants or stock optoins.

Director Compensation

On February 1, 2007, 1,000 shares of our common stock, valued at $0.01 per share, were issued to Konstantin Gregovic, a director of the Company for services rendered . In addition, Mr. Gregovic was paid an annual director fee of $1,000 to serve as Chairman of our Audit Committee for the fiscal year ended February 29, 2008.

Employment Agreements

 We have no employment or other agreements with any of our officers and directors.

Report on Repricing of Options

None.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table provides certain information regarding the ownership of our common stock, as of February 29, 2008, by:

•	each of our executive officers;

•	each director;

•	each person known to us to own more than 5% of our outstanding common stock; and

•	all of our executive officers and directors and as a group.

As of February 29, 2008 and the date of the filing of this annual report, we had a total of 10,003,000 shares of common stock issued and outstanding. Shawn Perger, our principal Executive Officer and Chairman of the Board of Directors, who holds approximately 9.6% of our shares, may be able to exert control over the Company and its management. Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of common stock indicated below. Except where noted, the address of all listed beneficial owners is in care of our office at 228 Hamilton Avenue, Third Floor, Palo Alto, CA 94301.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent(%)
Shawn Perger	5,000,000	50%
Brian Cole	2,000	<1%
Konstantin Gregovic	1,000	<1%
All directors and executive officers as a group (6 persons)	5,003,000	50%

*	<1% Indicates less than 1.0%

Changes in Control

None.

Item 12.	Certain Relationships, Related Transactions and Director Independence

During the year ended 29 February 2008, an officer and director made contributions to capital for management fees in the amount of $12,000 (28 February 2007 - $9,000, cumulative $21,000) and for rent in the amount of $2,400 (28 February 2007 - $2,400, cumulative $5,400).

The OTC Bulletin Board does not have a requirement that a majority of our Board of Directors be independent. However, with respect to the definition of independence utilized by NASDAQ, our officers and directors would be deemed to be independent.
Our Audit Committee is comprised of Messrs. Perger, Cole and Gregovic. NASDAQ requires at least three members on the Audit Committee, each of whom must be independent. NASDAQ also requires that, if its Chief Executive Officer’s compensation is determined by its Compensation Committee, the Compensation Committee must be comprised solely of independent directors. The Company currently does not meet either of these requirements.

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

The following exhibits are being filed as part of this Annual Report on Form 10K-SB, except for those exhibits marked with an asterisk, which were filed as exhibits to our original Form 10-SB registration statement and are incorporated herein by this reference. These exhibits have not been changed or amended since the filing of our original Form 10-SB and can be found in their entirety in that filing on the SEC website at www.sec.gov:

Exhibit #	Description

* 3.1	Articles of Incorporation. (1)

* 3.2	By-Laws. (2)

23	Consent of Independent Certified Public Accountants

31	Sec. 302 Certification

32	Sec. 906 Certification

Item 14.	Principal Accountant Fees and Services

Audit Fees

The audit fees of James Stafford Chartered Accountants for the fiscal years ended February 29, 2008 and  February 28, 2007 were approximately $3,800 and $3,166, respectively.

Audit-Related Fees

The fees of James Stafford Chartered Accountants for providing audit-related services such as reviewing our quarterly reports on Form 10-QSB for the fiscal year ended February 29, 2008 was approximately $6,861. The fees of James Stafford Chartered Accountants for providing audit-related services such as reviewing our Registration Statement and quarterly reports on Form 10-QSB during the fiscal year ended February 28, 2007 was approximately $4,054.

Tax Fees

The fees of James Stafford Chartered Accountants for providing tax compliance, tax advice or tax planning services the fiscal years ended February 29, 2008 and February 28, 2007 were approximately $750 and $750, respectively.

All Other Fees

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

STRIKER ENERGY CORP.

:	/s/ Shawn Perger
By:	Shawn Perger, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shawn Perger By: Shawn Perger	President, Chief Executive Officer (Principal Executive Officer), Treasurer, Principal Accounting Officer and Director	May 19, 2008

/s/ Brian Cole By: Brian Cole	Secretary and Director	May 19, 2008

/s/ Konstantin Gregovic By: Konstantin Gregovic	Chairman of the Audit Committee and Director	May 15, 2008