Form 10QSB
period 2008-05-31
Striker Energy Corp
filed 2008-07-14
CIK 1362703

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended
May 31, 2008

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

The number of shares outstanding of the registrant's common stock as of  May 31, 2008 was 10,003,000.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements......................................……………………………………………………... 4

Item 2. Management's Discussion and Analysis or Plan of Operation .…………………………….. 19

Item 3. Controls and Procedures....................................……………………………………………..…... 21

PART II: OTHER INFORMATION

Item 1A Risk Factors...............................................………………………………………………….........21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds………………………...…...…22

Item 6. Exhibits.................................................…………………………………………………..…............22

Signatures.....................................................…………………………………………………………..........22

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Information

The financial statements for Striker Energy Corp. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three-month period ended May 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year. The financial statements included herein should be read in conjunction with the audited financial statements and notes for the year ended February 29, 2008, included in our annual report on Form 10-KSB, which can be found on the SEC website at www.sec.gov under our SEC File Number 0-52218.

Striker Energy Corp.
(An Exploration Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2008

Striker Energy Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 May 2008	As at 29 February 2008 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	240	252

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	25,377	22,436
Due to related party (Note 6)	36,970	33,924

	62,347	56,360

Stockholders’ deficiency
Capital stock (Note 8)
Authorized
75,000,000 common shares, par value $0.0001
Issued and outstanding
31 May 2008 – 10,003,000 common shares, par value $0.0001	1,003	1,003
29 February 2008 – 10,003,000 common shares, par value $0.0001
Additional paid-in capital	84,027	80,427
Deficit, accumulated during the exploration stage	(147,137)	(137,538)

	(62,107)	(56,108)

	240	252

Nature and Continuance of Operations (Note 1) and Commitments (Note 9)

On behalf of the Board:

/s/ Shawn Perger, Director                                                       /s/ Brian Cole, Director

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 18 March 2005 to 31 May 2008	For the three month period ended 31 May 2008	For the three month period ended 31 May 2007
	$	$	$

Expenses
Write down of mineral property acquisition costs (Note 4)	10,000	-	-
Bank charges and interest	684	17	35
Consulting fees	10,176	-	-
Exploration of mineral property	15,124	-	-
Filing fees	4,850	1,000	200
Legal and accounting fees	60,441	3,824	2,539
Licenses and permits	7,430	125	350
Management fees (Notes 7, 8 and 11)	24,000	3,000	3,000
Office expenses	250	121	62
Rent (Notes 7, 8 and 11)	6,000	600	600
Transfer agent fees	6,343	912	355
Web site development	1,839	-	119

Net loss for the period	(147,137)	(9,599)	(7,260)

Basic and diluted loss per common share		(0.001)	(0.001)

Weighted average number of common shares used in per share calculations		10,003,000	10,003,000

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 18 March 2005 to 31 May 2008	For the three month period ended 31 May 2008	For the three month period ended 31 May 2007
	$	$	$

Cash flows from operating activities
Net loss for the period	(147,137)	(9,599)	(7,260)
Adjustments to reconcile loss to net cash used by operating activities
Write down of mineral property acquisition costs (Note 4)	10,000	-	-
Contributions to capital by related party – expenses (Notes 7, 8 and 11)	30,000	3,600	3,600
Common shares issued for services (Notes 8 and 11)	30	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	25,377	2,941	(10,640)

	(81,730)	(3,058)	(14,300)

Cash flows from financing activities
Increase in due to related party (Notes 6 and 7)	36,970	3,046	-
Common shares returned to treasury (Notes 8 and 11)	(5,000)	-	(5,000)
Common shares issued for cash (Notes 8 and 11)	60,000	-	5,000

	91,970	3,046	-

Cash flows from investing activities
Acquisition of mineral property interest (Note 4)	(10,000)	-	-

Increase (decrease) in cash and cash equivalents	240	(12)	(14,300)

Cash and cash equivalents, beginning of period	-	252	24,368

Cash and cash equivalents, end of period	240	240	10,068

Supplemental Disclosures with Respect to Cash Flows (Note 11)

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Total stockholders’ deficiency
		$	$	$	$

Balance at 18 March 2005 (inception)
Restricted common shares issued for cash ($0.001 per share) – September 2005 (Note 8)	5,000,000	500	4,500	-	5,000
Contributions to capital by related party (Notes 7 and 11)	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance at 28 February 2006	5,000,000	500	5,100	(21,237)	(15,637)
Common shares issued for cash ($0.01 per share) – May 2006 (Note 8)	5,000,000	500	49,500	-	50,000
Common shares issued for services ($0.01 per share) – August 2006 (Notes 7, 8 and 11)	3,000	3	27	-	30
Contributions to capital by related parties – expenses (Notes 7 and 11)	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance at 28 February 2007	10,003,000	1,003	66,027	(72,127)	(5,097)
Contributions to capital by related parties – expenses (Notes 7, 8 and 11)	-	-	14,400	-	14,400
Common shares returned to treasury and cancelled for cash ($0.01 per share) – April 2007 (Notes 8 and 11)	(500,000)	(50)	(4,950)	-	(5,000)
Common shares issued for cash ($0.01 per share) – May 2007 (Notes 8 and 11)	500,000	50	4,950	-	5,000
Net loss for the period	-	-	-	(65,411)	(65,411)

Balance at 29 February 2008	10,003,000	1,003	80,427	(137,538)	(56,108)
Contributions to capital by related parties – expenses (Notes 7, 8 and 11)	-	-	3,600	-	3,600
Net loss for the period	-	-	-	(9,599)	(9,599)

Balance at 31 May 2008	10,003,000	1,003	84,027	(147,137)	(62,107)

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2008

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

The Company’s financial statements as at 31 May 2008 and for the three month period ended 31 May 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of approximately $9,599 for the three month period ended 31 May 2008 (31 May 2007 – $7,260) and has working capital deficit at 31 May 2008 of $62,107 (29 February 2008 – working capital deficit of $56,108).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy for the remainder of 2009.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures.  These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at 31 May 2008 the Company was not currently fully engaged in an operating business and expects to incur development stage operating losses for the next year to eighteen months.  It intends to rely on officers and directors to perform essential functions with minimal compensation until a business operation can be fully commenced.  Management believes the Company will be able to raise sufficient capital to implement its business plan, and thus will continue as a going concern during this period while its plans are implemented.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31  May 2008

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
31 May 2008

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 May 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2008

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 18 March 2005 to 31 May 2008.

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
31 May 2008

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
31 May 2008

4.        Mineral Properties

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

On 28 August 2007 the Company amended the Agreement (the “Amended Agreement”) wherein the Company would acquire 50% of the rights, title and interests in and to the Bald Mountain Claims in Nye County, Nevada. The Amended Agreement calls for the Company to pay the original $5,000 on signing (paid), to make a second cash payment of $5,000 by 28 August 2007 (included in accounts payable at 29 February 2008), to make a third cash payment of $10,000 by 28 August 2008, and to complete exploration expenditures totalling $500,000 by 28 August 2010 (Note 9).

During the year ended 29 February 2008, the Company incurred mineral property acquisition costs of $5,000 related to Bald Mountain Claims.  This amount was initially capitalized as a tangible asset. During the year ended 29 February 2008, the Company recorded a write down of mineral property acquisition costs of $5,000 related to the Bald Mountain Claims (Note 11).

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

As at 31 May 2008, the amount due to a related party consisted of $36,970 (29 February 2008 – $33,924) payable to officers, directors and shareholders of the Company

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2008

7.	Related Party Transactions

During the three month period ended 31 May 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $3,000 (31 May 2007 – $3,000, cumulative – $24,000) and for rent in the amount of $600 (31 May 2007 – $600, cumulative – $6,000) (Notes 8 and 11).

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

On 29 August 2006, 2,000 common shares valued at $0.01 per share of the Company were issued to an officer and director of the Company for services rendered (Note 11).

On 1 February 2007, 1,000 common shares valued at $0.01 per share of the Company were issued to a director of the Company for services rendered (Note 11).

On 30 April 2007, 500,000 common shares of the Company were returned to treasury and cancelled; $5,000 was returned to the investors.

On 14 May 2007, 500,000 common shares valued at $0.01 per share of the Company were issued for total cash proceeds of $5,000 (Note 11).

During the three month period ended 31 May 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $3,000 (31 May 2007 – $3,000, cumulative – $24,000) and for rent in the amount of $600 (31 May 2007 – $600, cumulative – $6,000) (Notes 7 and 11).

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2008

9.	Commitments

The Company has outstanding and future commitments under a mineral property option agreement (Note 4).

10.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 May 2008.  There are no current or deferred tax expenses for the period ended 31 May 2008 due to the Company’s loss position.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three month period ended 31 May 2008	For the three month period ended 31 May 2007
	$	$

Refundable federal tax asset attributable to:
Current operations	3,264	2,468
Contributions to capital by related party	(1,224)	(1,224)
Less: Change in valuation allowance	(2,040)	(1,244)

Net refundable amount	-	-

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2008

The composition of the Company’s deferred tax assets as at 31 May 2008 and 29 February 2008 is as follows:

	As at 31 May 2008	As at 29 February 2008 (Audited)
		$

Net operating loss carryforward	117,137	111,108

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset
Tax loss carry-forward	39,827	37,777
Less: Valuation allowance	(39,827)	(37,777)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 May 2008, the Company has an unused net operating loss carry forward balance of approximately $117,137 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires through 2026 and 2028.

11.	Supplemental Disclosures with Respect to Cash Flows

	For the period from inception on 18 March 2005 to 31 May 2008	For the three month period ended 31 May 2008	For the three month period ended 31 May 2007
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

On 29 August 2006, 2,000 common shares valued at $0.01 per share of the Company were issued to an officer and director of the Company for services rendered (Note 8).

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2008

On 1 February 2007, 1,000 common shares valued at $0.01 per share of the Company were issued to a director of the Company for services rendered (Note 8).

    During the year ended 29 February 2008, the Company incurred mineral property acquisition costs of $5,000 related to Bald Mountain Claims.  This amount was initially capitalized  as a tangible asset. During the year ended  29 February 2008, the Company recorded a write down of mineral property acquisition costs of $5,000 related to the Bald
            Mountain Claims (Note 4).

    During the three month period ended 31 May 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $3,000 (31 May
            2007 – $3,000, cumulative – $24,000) and for rent in the amount of $600 (31 May 2007 – $600, cumulative – $6,000) (Notes 7 and 8).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our Annual Report on Form 10-KSB for the year ended February 29, 2008, which can be found in its entirety on the SEC website at www.sec.gov , filed under our SEC File Number 0-52218.

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

On September 28, 2005, we entered into a mineral property option agreement (the “Agreement”) with an unrelated third party (the “Seller”), wherein we would acquire 50% of the rights, title and interests in and to the Bald Mountain Claims in Nye County, Nevada. The Agreement called for us to pay $5,000 in cash on signing, to make a second cash payment of $10,000 on the second anniversary of the agreement and complete exploration expenditures totalling $500,000 over a 3 year period.  On September 28, 2005, we consummated the Agreement and paid the Seller $5,000.

On August 28, 2007, we amended the Agreement (the “Amended Agreement”) wherein we would acquire 50% of the rights, title and interests in and to the Bald Mountain Claims in Nye County, Nevada. The Amended Agreement calls for us to pay the original $5,000 on signing (paid), to make a second cash payment of $5,000 by August 28, 2007, to make a third cash payment of $10,000 by August 28, 2008 and to complete exploration expenditures totalling $500,000 by August 28,  2010.

We are continuing to conduct exploration activities on our current properties and, if warranted, will seek a major mining company to joint venture in any development and/or production.

Results of Operations

Our financial statements and information for the three months ended May 31, 2008 have been prepared by our Management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no revenues to date and have incurred net losses of approximately $147,137 since inception on March 18, 2005. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that current capital resources should be adequate to continue operating and maintaining its business strategy for the remainder of 2008. However, if we are unable to raise additional capital in the near future, due to liquidity problems, we expect that we will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Three Months Ended May 31, 2008 compared to the Three Months Ended May 31, 2007

We incurred net losses of $9,599 for the three month period ended May 31, 2008, as compared to a net loss of $7,260 for the three-month period ended May 31, 2007. The  increase was  mainly attributed to expenses incurred in the preparation and filing of our regulatory filings quarterly and annually with the SEC, consisting of  legal and accounting fees ($3,824 - 2008 compared to $2,539 - 2007) . Our other expenses consisted of filing fees incurred to renew our corporate and business licenses ($1,000 - 2008 compared to $200 - 2007); licenses and permits ($125 - 2008 compared to $350- 2007); transfer agent fees ($912 - 2008 compared to $355 - 2007);  office expenses ($121 - 2008 compared to $62 - $2007); $3,000 in management fees, $600 in rent and $17 in bank service charges.

Liquidity and Capital Resources

At May 31, 2008, we had total assets of $240, consisting of cash in the bank.

Our total liabilities at May 31, 2008 were $62,347, consisting of accounts payable and accrued liabilities in the amount of $25,377 and $36,970 due to related parties (two officers, directors and shareholders of the Company). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

There are currently no options, warrants, rights or other securities conversion rights issued and/or outstanding at May 31, 2008.

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

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors set forth and discussed in our initial registration statement on Form 10-SB and our annual report on Form 10-KSB for the year ended February 29, 2008, which have not changed as of the date of the filing of this report and could materially affect our business, financial condition or future results. In addition, the risks described in the registration statement and our annual report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended May 31, 2008.

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

 STRIKER ENERGY CORP., a Nevada corporation

Date: July  9,  2008                By:/s/ Shawn Perger, President, CEO, Treasurer, Principal Accounting Officer and Director

Date: July  9,  2008                By:/s/ Brian Cole, Secretary and Director

Date: July  9,  2008                By:/s/ Konstantin Gregovic, Director and Chairman of the Audit Committee