Form 10-Q
period 2008-08-31
Striker Energy Corp
filed 2008-10-15
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  August 31, 2008
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number:  000-52218

STRIKER ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-2590810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 – 360 Bay Street, Toronto, ON, Canada   M5H 2V6
  (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (416) 489-0093

1305 - 12 Ave West, Suite 1402, Vancouver, BC, Canada V6H 1M3
Former Name, Address and Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  20,006,000 shares of common stock issued and outstanding as of October 15, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial statements for Striker Energy Corp. (the "Company") included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Company's financial position and the results of its operations for the interim periods presented. Because of the nature of the Company's business, the results of operations for the three and six months ended August 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.  The financial statements included herein should be read in conjunction with the audited financial statements and notes for the year ended February 29, 2008, included in the Company’s annual report on Form 10-KSB, which can be found on the SEC’s website at www.sec.gov under SEC File Number 0-52218.

3

-  -

Striker Energy Corp.
(An Exploration Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2008

Striker Energy Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 August 2008	As at 29 February 2008 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	222	252

Liabilities

Current
Accounts payable and accrued liabilities (Note 5)	24,707	22,436
Due to related parties (Note 6)	39,047	33,924

	63,754	56,360

Stockholders’ deficiency
Capital stock (Note 8)
Authorized
150,000,000 common shares, par value $0.0001
Issued and outstanding
31 August 2008 – 20,006,000 common shares, par value $0.0001	2,006	2,006
29 February 2008 – 20,006,000 common shares, par value $0.0001
Additional paid-in capital	86,624	79,424
Deficit, accumulated during the exploration stage	(152,162)	(137,538)

	(63,532)	(56,108)

	222	252

Nature and Continuance of Operations (Note 1) and Subsequent Event (Note 11)

On behalf of the Board:

 /s/ Joseph Carusone, Director

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 18 March 2005 to 31 August 2008	For the three month period ended 31 August 2008	For the three month period ended 31 August 2007	For the six month period ended 31 August 2008	For the six month period ended 31 August 2007
	$	$	$	$	$

Expenses
Bank charges and interest	701	18	65	35	101
Consulting fees	10,176	-	1,200	-	-
Mineral property expenditures	15,124	-	-	-	-
Filing fees	4,850	-	-	1,000	1,400
Legal and accounting fees	66,150	5,709	8,126	9,532	10,665
Licenses and permits	7,430	-	2,300	125	2,650
Management fees (Notes 7, 8 and 10)	27,000	3,000	3,000	6,000	6,000
Office expenses	274	23	-	145	61
Rent (Notes 7, 8 and 10)	6,600	600	600	1,200	1,200
Transfer agent fees	7,018	675	600	1,587	955
Web site development	1,839	-	-	-	119
Recovery from mineral property acquisition costs (Notes 4 and 10)	(5,000)	(5,000)	-	(5,000)	-
Write down of mineral property acquisition costs (Note 4)	10,000	-	-	-	-

Net loss for the period	(152,162)	(5,025)	(15,891)	(14,624)	(23,151)

Basic and diluted loss per common share		(0.001)	(0.001)	(0.001)	(0.001)

Weighted average number of common shares used in per share calculations		20,006,000	20,006,000	20,006,000	20,006,000

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 18 March 2005 to 31 August 2008	For the three month period ended 31 August 2008	For the three month period ended 31 August 2007	For the six month period ended 31 August 2008	For the six month period ended 31 August 2007
	$	$	$	$	$
Cash flows from operating activities
Net loss for the period	(152,162)	(5,025)	(15,891)	(14,624)	(23,151)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related party – expenses (Notes 7, 8 and 10)	33,600	3,600	3,600	7,200	7,200
Common shares issued for services (Notes 8 and 10)	30	-		-	-
Recovery from mineral property acquisition cost (Notes 4 and 10)	(5,000)	(5,000)	-	(5,000)	-
Write down of mineral property acquisition costs (Note 4)	10,000	-	-	-	-
Increase (decrease) in accounts payable and accrued liabilities	24,707	4,330	975	7,271	(9,665)

	(88,825)	(2,095)	(11,316)	(5,153)	(25,616)

Cash flows from financing activities
Increase in due to related party (Notes 6 and 7)	39,047	2,077	2,200	5,123	2,200
Common shares returned to treasury (Notes 8 and 10)	(5,000)	-	-	-	(5,000)
Common shares issued for cash (Notes 8 and 10)	60,000	-	-	-	5,000

	94,047	2,077	2,200	5,123	2,200

Cash flows from investing activities
Acquisition of mineral property interest (Note 4)	(5,000)	-	-	-	-

Increase (decrease) in cash and cash equivalents	222	(18)	(9,116)	(30)	(23,416)
Cash and cash equivalents, beginning of period	-	240	10,068	252	24,368
Cash and cash equivalents, end of period	222	222	952	222	952

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

	Number of shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the exploration stage	Total stockholders’ deficiency
		$	$	$	$

Balance at 18 March 2005 (inception)
Restricted common shares issued for cash ($0.0005 per share) – September 2005 (Note 8)	10,000,000	1,000	4,000	-	5,000
Contributions to capital by related party (Notes 7, 8 and 10)	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance at 28 February 2006	10,000,000	1,000	4,600	(21,237)	(15,637)
Common shares issued for cash ($0.005 per share) – May 2006 (Note 8)	10,000,000	1,000	49,000	-	50,000
Common shares issued for services ($0.005 per share) – August 2006 (Notes 7, 8 and 10)	6,000	6	24	-	30
Contributions to capital by related parties – expenses (Notes 7, 8 and 10)	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance at 28 February 2007	20,006,000	2,006	65,024	(72,127)	(5,097)
Contributions to capital by related parties – expenses (Notes 7, 8 and 10)	-	-	14,400	-	14,400
Common shares returned to treasury and cancelled for cash ($0.005 per share) – April 2007 (Notes 8 and 10)	(1,000,000)	(100)	(4,900)	-	(5,000)
Common shares issued for cash ($0.005 per share) – May 2007 (Notes 8 and 10)	1,000,000	100	4,900	-	5,000
Net loss for the year	-	-	-	(65,411)	(65,411)

Balance at 29 February 2008	20,006,000	2,006	79,424	(137,538)	(56,108)
Contributions to capital by related parties – expenses (Notes 7, 8 and 10)	-	-	7,200	-	7,200
Net loss for the period	-	-	-	(14,624)	(14,624)

Balance at 31 August 2008	20,006,000	2,006	86,624	(152,162)	(63,532)

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2008

1.	Nature and Continuance of Operations

Striker Energy Corp. (the “Company”) was incorporated under the laws of the State of Nevada on 18 March 2005 and the Company intended to engage in the acquisition and exploration of mineral properties.  On 28 September   2005, the Company entered into a mineral property option agreement with an unrelated third party (the “Seller”), wherein the Company would acquire 50% of the rights, title and interests in and to the Bald Mountain Claims in Nevada.  Early in the summer of 2008, the Company abandoned its efforts to acquire the Bald Mountain Claims with a notice to the Seller.  The Company has transitioned it business from mineral property exploration to oil and natural gas exploration and is currently searching for oil and gas exploration opportunities.

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

The Company’s financial statements as at 31 August 2008 and for the six month period ended 31 August 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of approximately $14,624 for the six month period ended 31 August 2008 (31 August 2007 – $23,151) and has working capital deficit at 31 August 2008 of $63,532 (29 February 2008 – working capital deficit of $56,108).

Effective 12 September 2008, the Company completed a forward stock split by the issuance of two new common shares for each one outstanding common share of the Company.  Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on retroactive basis (Notes 8 and 11).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  As at 31 August 2008, the Company’s assets only consisted of cash in the amount of $222.  Management believes that the Company’s capital resources are not adequate to continue operating and maintaining its business strategy for the fiscal year ending 28 February 2009.  Because the Company does not have any assets or revenue from operations, it does not believe it will be able to raise capital from traditional lending sources.  Although the Company has historically raised capital from sales of equity, there is no assurance that it will be able to continue to do so.  If the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail or cease operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2008

As at 31 August 2008 the Company was not currently fully engaged in an operating business and expects to incur exploration stage operating losses for the next year to eighteen months.  It intends to rely on officers and directors to perform essential functions with minimal compensation until a business operation can be fully commenced.  Management believes the Company will be able to raise sufficient capital to implement its business plan, and thus will continue as a going concern during this period while its plans are implemented.

2.	Change in Accounting Policy

Effective 1 March 2007, the Company adopted, on a retroactive basis, the provisions of FASB EITF 04-2 “Whether Mineral Rights are Tangible or Intangible Assets”.  EITF 04-2 establishes mineral rights as tangible assets, whereby the aggregate carrying amount of such mineral rights should be reported as a separate component of property, plant, and equipment.  The retroactive impacts of adopting EITF 04-2 had no impact on net loss or earnings per share for the year ended 28 February 2007 and for the period from the date of inception on 18 March 2005 to 28 February 2006.

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

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities and amounts due to related parties. Unless otherwise noted, it is management’s opinion that this Company is not exposed to significant interest or credit risks rising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2008

Oil and gas property

The Company follows the successful efforts method of accounting for its natural gas and oil activities. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, and any such impairment is charged to expense in the period. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs, such as seismic costs and other geological and geophysical expenses, are expensed as incurred. The provision for depreciation, depletion and amortization is based on the capitalized costs as determined above. Depreciation, depletion and amortization is on a cost center by cost center basis using the unit of production method, with lease acquisition costs amortized over total proved reserves and other costs amortized over proved developed reserves.

When circumstances indicate that proved properties may be impaired, the Company compares expected undiscounted future cash flows on a cost center basis to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on the Company’s estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value.

The Company amortizes and impairs natural gas and oil properties on a field-by-field cost center basis. Management believes this policy provides greater comparability with other successful efforts natural gas and oil companies by conforming to predominant industry practice. In addition, the field level is consistent with the Company’s operational and strategic assessment of its natural gas and oil investments.

The Company is in the process of acquiring an oil and gas property and has no property at this time.

    Mineral property costs

The Company was primarily engaged in the acquisition, exploration and development of mineral properties.

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
31 August 2008

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

    Income taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not.  The Company has adopted SFAS No. 109, “Accounting for Income Taxes”, as of its inception.  Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward.  The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2008

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

    Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 August 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 18 March 2005 to 31 August 2008.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2008

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

Recent accounting pronouncement

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”).  SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.”  SFAS 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted.  The Company does not expect SFAS 163 to have an impact on its financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2008

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities.  Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“SAS 69”).  SAS 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  The Company does not expect SFAS 162 to have a material effect on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows.  SFAS 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133.  SFAS 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged.  The adoption of SFAS 161 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008.  The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its results of operation and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after 15 November 2007.  The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2008

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on 1 May 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

4.	Mineral Properties

On 28 September 2005, the Company entered into a mineral property option agreement with an unrelated third party, wherein the Company could acquire 50% of the rights, title and interests in and to the Bald Mountain Claims in Nye County, Nevada (the “Bald Mountain Claims”) by paying $5,000 in cash on signing (paid), $5,000 on the second anniversary of the agreement (accrued), $10,000 on the third anniversary of the agreement and to complete exploration expenditures totalling $500,000 by 28 September 2010.

Accounts payable at 29 February 2008 included $5,000 related to mineral property acquisition costs. During the three month period ended 31 August 2008, the Company abandoned its interest in the Bald Mountain Claims and recorded a recovery of mineral property acquisition costs of $5,000 (Note 10).

5.	Accounts Payable and Accrued Liabilities

    Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

6.	Due to Related Parties

    The balance due to a related parties is non-interest bearing, unsecured and is due on demand.

As at 31 August 2008, the amount due to related parties consisted of $39,047 (29 February 2008 – $33,924) payable to officers, directors and shareholders of the Company.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2008

7.	Related Party Transactions

During the six month period ended 31 August 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $6,000 (31 August 2007 – $6,000, cumulative – $27,000) and for rent in the amount of $1,200 (31 August 2007 – $1,200, cumulative – $6,600) (Notes 8 and 10).

8.	Capital Stock

Authorized

The total authorized capital is 150,000,000 common shares with a par value of $0.0001.  Effective 12 September 2008, the Company completed a 2 to 1 forward stock split and increased the authorized share capital from 75,000,000 common shares to 150,000,000 common shares with the same par value of $0.0001. Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on retroactive basis (Notes 1 and 11).

Issued and outstanding

As of 31 August 2008, there were 20,006,000 shares of the Company’s common stock issued and outstanding, each with a par value of $0.0001.

On 1 September 2005, 10,000,000 common shares of the Company were issued to an officer and director of the Company for cash proceeds of $5,000.

On 2 May 2006, the Company completed a public offering of securities pursuant to an exemption provided by Rule 504 of Regulation D, registered in the State of Nevada, and issued 10,000,000 common shares for total cash proceeds of $50,000.

On 29 August 2006, 4,000 common shares valued at $0.005 per share of the Company were issued to an officer and director of the Company for services rendered (Note 10).

On 1 February 2007, 2,000 common shares valued at $0.005 per share of the Company were issued to a director of the Company for services rendered (Note 10).

On 30 April 2007, 1,000,000 common shares of the Company were returned to treasury and cancelled; $5,000 was returned to the investors (Note 10).

On 14 May 2007, 1,000,000 common shares valued at $0.005 per share of the Company were issued for total cash proceeds of $5,000 (Note 10).

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2008

During the six month period ended 31 August 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $6,000 (31 August 2007 – $6,000, cumulative – $27,000) and for rent in the amount of $1,200 (31 August 2007 – $1,200, cumulative – $6,600) (Notes 7 and 10).

9.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 August 2008.  There are no current or deferred tax expenses for the period ended 31 August 2008 due to the Company’s loss position.  The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

    The provision for refundable federal income tax consists of the following:

	For the six month period ended 31 August 2008	For the six month period ended 31 August 2007
	$	$

Refundable federal tax asset attributable to:
Current operations	4,972	7,871
Contributions to capital by related party	(2,448)	(2,448)
Less: Change in valuation allowance	(2,524)	(5,423)

Net refundable amount	-	-

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2008

    The composition of the Company’s deferred tax assets as at 31 August 2008 and 29 February 2008 is as follows:

	As at 31 August 2008	As at 29 February 2008 (Audited)
		$

Net operating loss carryforward	118,562	111,108

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset
Tax loss carry-forward	40,311	37,777
Less: Valuation allowance	(40,311)	(37,777)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 August 2008, the Company has an unused net operating loss carry forward balance of approximately $118,562 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires through 2026 and 2028.

10.	Supplemental Disclosures with Respect to Cash Flows

	For the period from inception on 18 March 2005 to 31 August 2008	For the six month period ended 31 August 2008	For the six month period ended 31 August 2007
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2008

On 29 August 2006, 4,000 common shares valued at $0.005 per share of the Company were issued to an officer and director of the Company for services rendered (Note 8).

On 1 February 2007, 2,000 common shares valued at $0.005 per share of the Company were issued to a director of the Company for services rendered (Note 8).

On 30 April 2007, 1,000,000 common shares of the Company were returned to treasury and cancelled; $5,000 was returned to the investors (Note 8).

On 14 May 2007, 1,000,000 common shares valued at $0.005 per share of the Company were issued for total cash proceeds of $5,000 (Note 8).

Accounts payable at 29 February 2008 included $5,000 related to mineral property acquisition costs. During the three month period ended 31 August 2008, the Company abandoned its interest in the Bald Mountain Claims and recorded a recovery of mineral property acquisition costs of $5,000 (Note 4).

During the six month period ended 31 August 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $6,000 (31 August 2007 – $6,000, cumulative – $27,000) and for rent in the amount of $1,200 (31 August 2007 – $1,200, cumulative – $6,600) (Notes 7 and 8).

11.	Subsequent Event

On 12 September 2008, the Company completed a two for one forward stock split of its share capital.  The Company’s authorized capital increased from 75,000,000 common shares with a par value of $0.0001 to 150,000,000 common shares with a par value of $0.0001. The issued and outstanding share capital increased from 10,003,000 common shares to 20,006,000 common shares (Notes 1 and 8).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains forward-looking statements.  Forward-looking statements are projections in respect of future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and not in limitation:

•	the quantity of potential natural gas and crude oil reserves;

•	potential natural gas and crude oil production levels;

•	capital expenditure programs;

•	projections of market prices and costs;

•	supply and demand for natural gas and crude oil;

•	expectations regarding our ability to raise capital and to continually add to reserves through acquisitions and development; and

•	treatment under governmental regulatory regimes and tax laws.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, such as:

•	our ability to establish or find reserves;

•	volatility in market prices for natural gas and crude oil;

•	liabilities inherent in natural gas and crude oil operations;

•	uncertainties associated with estimating natural gas reserves and crude oil;

•	competition for, among other things, capital, acquisitions of reserves, undeveloped lands and skilled personnel;

•	political instability or changes of laws in the countries in which we operate or propose to operate and risks of terrorist attacks;

•	incorrect assessments of the value of acquisitions;

•	geological, technical, drilling and processing problems;

•
the uncertainty inherent in the litigation process, including the possibility of newly discovered evidence or the acceptance of novel legal theories, and the difficulties in predicting the decisions of judges and juries; and

•	other factors discussed under “ITEM 1A. RISK FACTORS” commencing on page 26 of this quarterly report on Form 10-Q.

These risks may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward looking statements.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward looking statements to conform these statements to actual results.

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" refer to Striker Energy Corp.  Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

Corporate Overview

The following discussion should be read in conjunction with the information contained in the audited financial statements and notes thereto set forth in our annual report on Form 10-KSB for the year ended February 29, 2008, which can be found in its entirety on the SEC website at www.sec.gov , filed under our SEC File Number 0-52218.

Our company was incorporated as a Nevada corporation on 18 March 2005.  From inception, we were engaged in the mineral exploration business.  In September of 2005, we entered into a Mineral Property Option Agreement with an unrelated vendor in which we agreed to acquire an option to purchase a group of mineral claims located in the State of Nevada known as the Bald Mountain claims.  Early in the summer of 2008, we gave notice to the vendor of our decision to abandon our option to acquire the Bald Mountain claims, thereby terminating the mineral property option agreement.  We have now transitioned from the mineral exploration business to the oil and natural gas business and we are currently searching for oil and gas exploration opportunities.

Change in Control

On August 18, 2008, Shawn Perger, our former president, chief executive officer, principal accounting officer, treasurer and director, sold 5,000,000 (10,000,000 after the stock split) shares of our common stock to OPEX Energy Corp., a privately held Alberta company.  At completion of this transaction, OPEX Energy Corp. owned approximately 49.9% of our issued and outstanding common stock and our company experienced a change of control.

Also on August 18, 2008, Konstantin Gregovic resigned from our board of directors, and Shawn Perger and Brian Cole resigned from all offices held by them in our company.  Joseph Carusone, the president and a director of OPEX Energy Corp., was appointed to our board to fill the vacancy created by Mr. Gregovic’s resignation, and he was appointed to serve as our president, secretary and treasurer.

On August 28, 2008, Messrs. Perger and Cole resigned from our Board of Directors.  Mr. Carusone is now our sole officer and director.

Business Plan

During the summer of 2008, our company notified the vendor of the Bald Mountain mineral claims option of our decision to allow our option to acquire the Bald Mountain mineral claims to expire.  Because the option vendor had relocated from the City of Vancouver, British Columbia, to the City of Montreal, Quebec without advising us and without providing us with a forwarding address, we were unable to give them notice of this decision until we located the vendor in Montreal.  We provided written notice of our intent to let the option expire in a letter dated July 8, 2008.

Since making this decision to let our option on the Bald Mountain claims lapse, we decided to engage in the oil and gas business.  Accordingly, we have begun to look for oil and gas opportunities in emerging North American shale plays such as the Marcellus Shale, the Mowry Shale, the Utica Shale and the Bakken Formation, among other as yet unidentified opportunities.  We have also begun to look to hire veteran industry experts to expand our management team and better position our company in the oil and gas business.

We believe that developments in technology and increasing energy prices have made development of gas shales in North America a priority among exploration and production companies.  Barnett shale oil and gas rights that not long ago rarely sold for $5,000 per acre are now regularly sold for more than $20,000 per acre.  We intend to pursue ‘large footprint’ oil and gas rights in less developed shale plays that offer a similar prospect for appreciation in value, and are prospective for large scale development.

We intend to add experts in finance, geology, engineering, and land management to better capitalize on the specific opportunities available to the company.  Our CEO is an engineer by training with experience in finance and oil and gas exploration and production.  We intend to attract and retain additional specialists to address the specific market segment already identified and to cultivate additional value for shareholders.  Specialists include geologists with experience identifying regions prospective for oil and gas in place, land managers capable of acquiring large contiguous blocks of land, and engineers who know how to advance exploration into production.

Anticipated Cash Requirements

We estimate our minimum operating expenses and working capital requirements for the next 12 month period to be as follows:

Estimated Operating Expenses For the Next 12 Month Period
Exploration (and appraisal) Costs	$500,000
Employee and Consultant Compensation	200,000
Professional Fees	50,000
General and Administrative Expenses	50,000

Total	$800,000

Results of Operations

Our unaudited financial statements and information for the period ended August 31, 2008 have been prepared by our Management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no revenues to date and have incurred net losses of approximately $152,162 since inception on March 18, 2005. We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that current capital resources should be adequate to continue operating and maintaining its business strategy for the remainder of 2008. However, if we are unable to raise additional capital in the near future, due to liquidity problems, we expect that we will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Revenues

We have had no operating revenues since our inception on March 18, 2005.

Expenses

The major components of our expenses for the three and six months ended August 31, 2008 are outlined in the table below:

Three Months Ended August 31				Six Months Ended August 31
			Percentage			Percentage
			Increase			Increase
Expenses:	2008	2007	(Decrease)	2008	2007	(Decrease)
Bank charges and interest	$18	$65	(72.31)%	$35	$101	(65.35)%
Consulting fees	-	1,200	(100)%	-	-	-
Exploration of mineral property	-	-	-	-	-	-
Filing fees	-	-	-	1,000	1,400	(28.57)%
Legal and accounting fees	5,709	8,126	(29.74%)	9,532	10,665	(10.62)%
Licenses and permits	-	2,300	(100%)	125	2,650	(95.28)%
Management fees (Notes 6, 7 and 10)	3,000	3,000	-	6,000	6,000	-
Office expenses	23	-	100%	145	61	137.70%
Rent (Notes 6, 7 and 10)	600	600	-	1,200	1,200	-
Transfer agent fees	675	600	13%	1,587	955	66.18%
Web site development	-	-	-	-	119	(100)%
Recovery of mineral property acquisition costs (Note 4)	(5,000)	-	100%	(5,000)	-	100%
Total Expenses	$(5,025)	$15,891	734.77%	$14,624	$23,151	27.96%

We incurred net losses of $14,624, or $0.001 per share for the six-month period ended August 31, 2008, as compared to a net loss of $23,151, or $0.001 per share, for the six-month period ended August 31, 2007. Our total net losses since inception on March 18, 2005 are $152,162. Our other expenses for the period consisted of legal and accounting fees incurred in the preparation and filing of our regulatory filings quarterly and annually with the SEC ($5,709- 2008 compared to $8,126 - 2007); office expenses ($23 - 2008 compared to $Nil - 2007); management fees ($3,000 - 2008 compared to $3,000 - 2007); transfer agent fees ($675 - 2008 compared to $600 - 2007); rent ($600 - 2008 compared to $600 - 2007); and bank service charges ($18 - 2008 compared to $65 - 2007).

Liquidity and Capital Resources

Working Capital	August 31, 2008	February 29, 2008
Current Assets	$222	$252
Current Liabilities	$63,754	$56,360
Working Deficit	$(63,532)	$(56,108)

At August 31, 2008, we had total assets of $222, consisting of cash in the bank.

Our total liabilities at August 31, 2008 were $63,754, consisting of accounts payable and accrued liabilities in the amount of $24,707 and $36,970 due to related parties (two officers, directors and shareholders of the Company). This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

There are currently no options, warrants, rights or other securities conversion rights issued and/or outstanding at August 31, 2008.

Plan of Operation/Projected Milestones

We intend to advance our oil and gas interests by hiring veteran leadership and acquiring oil and gas assets.

In the next twelve months, we intend to raise capital to achieve our short term goals.  We expect that the company will incur expenses that include general and administrative expenses (i.e. rent and travel) of approximately $50,000 to raise approximately $1,000,000 in capital.

With the capital in hand, we intend to attract and retain professionals to serve in executive capacities and we expect to incur related expenses totaling $200,000 in fees and compensation over the course of the next twelve months.

Within twelve months, we intend to identify an oil and gas asset for acquisition or investment.  We expect to incur expenses totaling $500,000 that include costs associated with identification of the opportunity and an initial acquisition cost (i.e. an option or farm-in agreement).

To support the company’s ongoing disclosure and regulatory obligations as well as irregular ‘special events’, we expect to incur professional services (i.e. legal, accounting, and auditing) fees totaling $50,000 in the next twelve months.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations that provide financing, liquidity, market risk or credit risk support to us

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

 Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, our principal executive and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q.  Based on this evaluation, our principal executive and principal financial officer concluded that as of the end August 31, 2008, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by our company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management’s Report on Internal Control over Financial Reporting

Our company’s management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Based on our evaluation under the framework in Internal Control-Integrated Framework, our Chief Executive and Principal Financial Officer concluded that our internal control over financial reporting were effective as of August 31, 2008.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quarterly report.

Changes in Internal Control over Financial Reporting.

There were no changes in our company’s internal control over financial reporting during the quarter ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

In addition to other information in this quarterly report, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. Under such circumstances, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Relating To Our Business and the Oil and Gas Industry

We have had a history of losses and no revenue to date, which trend may continue and may negatively impact our ability to achieve our business objectives.

We have experienced net losses since inception, and expect to continue to incur substantial losses for the foreseeable future. To date, we have not generated any revenues from our operations. We will not be able to generate significant revenues in the immediate future and our management expects operating expenses to increase substantially over the next 12 months because of our increased oil and gas exploration activities. As a result, our management expects the business to continue to experience negative cash flow for the foreseeable future and cannot predict when, if ever, our business might become profitable. We need to raise additional funds, and such funds may not be available on commercially acceptable terms, if at all. If we are unable to raise funds on acceptable terms, we may not be able to execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. This may seriously harm our business, financial condition and results of operations.

Because we are in the development stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due, in their report on our audited financial statements for the year ended February 29, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

We are a development stage company with a limited operating history, which may hinder our ability to successfully meet our objectives.

We are a development stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. We have only begun engaging in the oil and gas exploration and development business and our company does not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

Market conditions or operation impediments may hinder our access to oil and gas markets or delay our potential production.

The marketability of potential production from our properties depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. This dependence is heightened where this infrastructure is less developed. Therefore, even if drilling results are positive in certain areas of our oil and gas properties, a new gathering system may need to be built to handle the potential volume of oil and gas produced. We might be required to shut in wells, at least temporarily, for lack of a market or because of the inadequacy or unavailability of transportation facilities. If that were to occur, we would be unable to realize revenue from those wells until arrangements were made to deliver production to market.

Even if we are able to establish any oil or gas reserves on our properties, our ability to produce and market oil and gas is affected and also may be harmed by:

•	inadequate pipeline transmission facilities or carrying capacity;

•	government regulation of natural gas and oil production;

•	government transportation, tax and energy policies;

•	changes in supply and demand; and

•	general economic conditions.

Our future performance is dependent upon our ability to identify, acquire and develop oil and gas properties, the failure of which could result in under use of capital and losses.

Our future performance depends upon our ability to identify, acquire and develop oil and gas reserves that are economically recoverable. Our success will depend upon our ability to acquire working and revenue interests in properties upon which oil and gas reserves are ultimately discovered in commercial quantities, and our ability to develop prospects that contain proven oil and gas reserves to the point of production. Without successful acquisition and exploration activities, we will not be able to develop oil and gas reserves or generate revenues. We cannot provide you with any assurance that we will be able to identify and acquire oil and gas reserves on acceptable terms, or that oil and gas deposits will be discovered in sufficient quantities to enable us to recover our exploration and development costs or sustain our business.

The successful acquisition and development of oil and gas properties requires an assessment of recoverable reserves, future oil and gas prices and operating costs, potential environmental and other liabilities, and other factors. Such assessments are necessarily inexact and their accuracy inherently uncertain. In addition, no assurance can be given that our exploration and development activities will result in the discovery of any reserves.

We have a very small management team and the loss of any member of our team may prevent us from implementing our business plan in a timely manner.

We currently have one executive officer upon whom our success largely depends. We do not maintain key person life insurance policies on our executive officers or consultants, the loss of which could seriously harm our business, financial condition and results of operations. In such an event, we may not be able to recruit personnel to replace our executive officers or consultants in a timely manner, or at all, on acceptable terms.

If we are unable to successfully recruit qualified managerial and field personnel having experience in oil and gas exploration, we may not be able to continue our operations.

In order to successfully implement and manage our business plan, we will depend upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the oil and gas exploration business. Competition for qualified individuals is intense. We may not be able to find, attract and retain qualified personnel on acceptable terms. If we are unable to find, attract and retain qualified personnel with technical expertise, our business operations could suffer.

Future growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

We expect to experience rapid growth in our operations, which will place a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our executive officers to manage growth effectively. This may require us to hire and train additional personnel to manage our expanding operations. In addition, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

We will have substantial capital requirements that, if not met, may hinder our growth and operations.

Our future growth depends on our ability to make large capital expenditures for the exploration and development of our natural gas and oil properties. Future cash flows and the availability of financing will be subject to a number of variables, such as:

•	the success of any planned projects;

•	success in locating and producing reserves; and

•	prices of natural gas and oil.

Financing might not be available in the future, or we might not be able to obtain necessary financing on acceptable terms, if at all. If sufficient capital resources are not available, we might be forced to curtail our drilling and other activities or be forced to sell some assets on an untimely or unfavorable basis, which would have an adverse affect on our business, financial condition and results of operations.

If we obtain additional financing, our existing stockholders may suffer substantial dilution or we may not have sufficient funds to pay the interest on our current or future debt.

Additional financing sources will be required in the future to fund developmental and exploratory drilling. Issuing equity securities to satisfy our financing requirements could cause substantial dilution to our existing stockholders.

Additional debt financing could lead to:

•	a substantial portion of operating cash flow being dedicated to the payment of principal and interest;

•	being more vulnerable to competitive pressures and economic downturns; and

•	restrictions on our operations.

If we incur indebtedness, our ability to meet our debt obligations and reduce our level of indebtedness depends on future performance.  General economic conditions, oil and gas prices and financial, business and other factors affect our operations and future performance. Many of these factors are beyond our control. We cannot assure you that we will be able to generate sufficient cash flow to pay the interest on our current or future debt or that future working capital, borrowings or equity financing will be available to pay or refinance such debt. Factors that will affect our ability to raise cash through an offering of our capital stock or a refinancing of our debt include financial market conditions, the value of our assets and performance at the time we need capital. We cannot assure you that we will have sufficient funds to make such payments. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange additional financing, we might have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

We may not be able to determine reserve potential or identify liabilities associated with future properties. We may also not be able to obtain protection from vendors against possible liabilities, which could cause us to incur losses.

Although we are reviewing and evaluating potential properties in a manner consistent with industry practices, such review and evaluation might not necessarily reveal all existing or potential problems. This is also true for any future acquisitions made by us. Inspections may not always be performed on every well, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken. Even when problems are identified, a vendor may be unwilling or unable to provide effective contractual protection against all or part of those problems, and we may assume environmental and other risks and liabilities in connection with the acquired properties.

If we or our operators fail to maintain adequate insurance, our business could be materially and adversely affected.

Our operations are subject to risks inherent in the oil and gas industry, such as blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, earthquakes and other environmental risks. These risks could result in substantial losses due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage, and suspension of operations. We could be liable for environmental damages caused by previous property owners. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could have a material adverse effect on our financial condition and results of operations.

Any prospective drilling contractor or operator which we hire will be required to maintain insurance of various types to cover our operations with policy limits and retention liability customary in the industry. Therefore, we do not plan to acquire our own insurance coverage for such prospects. The occurrence of a significant adverse event on such prospects that is not fully covered by insurance could result in the loss of all or part of our investment in a particular prospect which could have a material adverse effect on our financial condition and results of operations.

The oil and gas industry is highly competitive, and we may not have sufficient resources to compete effectively.

The oil and gas industry is highly competitive. We compete with oil and natural gas companies and other individual producers and operators, many of which have longer operating histories and substantially greater financial and other resources than we do, as well as companies in other industries supplying energy, fuel and other needs to consumers. Our larger competitors, by reason of their size and relative financial strength, can more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices for oil and gas more easily than we can. Our competitors may be able to pay more for oil and gas leases and properties and may be able to define, evaluate, bid for and purchase a greater number of leases and properties than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

In general, our exploration and production activities are subject to certain federal, state, local, and foreign laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and any such changes may have material adverse effects on our activities. We are unable to predict the ultimate cost of compliance with such laws and regulations. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The business of oil and gas exploration and development is subject to substantial regulation under federal, state, local and foreign laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of oil and gas and related products and other matters. Amendments to current laws and regulations governing operations and activities of oil and gas exploration and development operations could have a material adverse impact on our business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to our oil and gas properties and the oil and gas industry generally, will not be changed in a manner which may adversely affect our progress and cause delays, inability to explore and develop or abandonment of these interests.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiry. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect our exploration and development activities.

Shortages of rigs, equipment, supplies and personnel could delay or otherwise adversely affect our cost of operations or our ability to operate according to our business plans.

If drilling activity increases in Alberta, a shortage of drilling and completion rigs, field equipment and qualified personnel could develop. These costs have recently increased sharply and could continue to do so. The demand for and wage rates of qualified drilling rig crews generally rise in response to the increasing number of active rigs in service and could increase sharply in the event of a shortage. Shortages of drilling and completion rigs, field equipment or qualified personnel could delay, restrict or curtail our exploration and development operations, which could in turn harm our operating results.

To the extent that we establish oil and gas reserves, we will be required to replace, maintain or expand our oil and gas reserves in order to prevent our reserves and production from declining, which would adversely affect cash flows and income.

In general, production from oil and gas properties declines over time as reserves are depleted, with the rate of decline depending on reservoir characteristics. If we establish reserves, of which there is no assurance, and we are not successful in our subsequent exploration and development activities or in subsequently acquiring properties containing proved reserves, our proved reserves will decline as reserves are produced. Our future oil and gas production is highly dependent upon our ability to economically find, develop or acquire reserves in commercial quantities.

To the extent cash flow from operations is reduced, either by a decrease in prevailing prices for oil and gas or an increase in finding and development costs, and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and gas reserves would be impaired. Even with sufficient available capital, our future exploration and development activities may not result in additional proved reserves, and we might not be able to drill productive wells at acceptable costs.

The oil and gas exploration and production industry is historically a cyclical industry and market fluctuations in the prices of oil and gas could adversely affect our business.

Prices for oil and gas tend to fluctuate significantly in response to factors beyond our control. These factors include:

•	weather conditions in the United States, Canada or wherever our potential property interests are located;

•	economic conditions, including demand for petroleum-based products, in the United States, Canada and the rest of the world;

•	actions by OPEC, the Organization of Petroleum Exporting Countries;

•	political instability in the Middle East and other major oil and gas producing regions;

•	governmental regulations, both domestic and foreign;

•	domestic and foreign tax policy;

•	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

•	the price of foreign imports of oil and gas;

•	the cost of exploring for, producing and delivering oil and gas;

•	the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	the ability of oil and gas companies to raise capital;

•	the overall supply and demand for oil and gas; and

•	the availability of alternate fuel sources.

Changes in commodity prices may significantly affect our capital resources, liquidity and expected operating results. Price changes will directly affect revenues and can indirectly impact expected production by changing the amount of funds available to reinvest in exploration and development activities. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment.

Changes in commodity prices may also significantly affect our ability to estimate the value of producing properties for acquisition and divestiture and often cause disruption in the market for oil and gas producing properties, as buyers and sellers have difficulty agreeing on the value of the properties. Price volatility also makes it difficult to budget for and project the return on acquisitions and the development and exploitation of projects. We expect that commodity prices will continue to fluctuate significantly in the future.

Exploratory drilling involves many risks that are outside our control which may result in a material adverse effect on our business, financial condition or results of operations.

The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, the wells may not produce oil or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, power outages, sour gas leakage, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered that impair or prevent the production of oil or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. There can be no assurance that oil and gas will be produced from the properties in which we have interests.

We are dependent upon the efforts of various third parties that we do not control and, as a result, we may not be able to control the timing of development efforts, associated costs, or the rate of production of reserves (if any).

The success of our business depends upon the efforts of various third parties that we do not control. At least at the present, we do not plan to serve as the operator for our projects. As a result, we may have limited ability to exercise influence over the operations of the properties or their associated costs. Our dependence on the operator and, where applicable, other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

•	the timing and amount of capital expenditures;

•	the operator's expertise and financial resources;

•	approval of other participants in drilling wells;

•	selection of technology;

•	the rate of production of the reserves; and

•	the availability of suitable drilling rigs, drilling equipment, production and transportation infrastructure, and qualified operating personnel.

We will rely upon various companies to provide us with technical assistance and services. We will also rely upon the services of geologists, geophysicists, chemists, engineers and other scientists to explore and analyze oil and gas prospects to determine a method in which the oil and gas prospects may be developed in a cost-effective manner. Although our management has relationships with a number of third-party service providers, we cannot assure you that we will be able to continue to rely on such persons. If any of these relationships with third-party service providers are terminated or are unavailable on commercially acceptable terms, we may not be able to execute our business plan.

Title deficiencies could render our leases worthless which could have adverse effects on our financial condition or results of operations.

The existence of a material title deficiency can render a lease worthless and can result in a large expense to our business. It is our practice in acquiring oil and gas leases or undivided interests in oil and gas leases to forgo the expense of retaining lawyers to examine the title to the oil or gas interest to be placed under lease or already placed under lease. Instead, we rely upon the judgment of oil and gas landmen who perform the field work in examining records in the appropriate governmental office before attempting to place under lease a specific oil or gas interest. We do not anticipate that we, or the person or company acting as operator of the wells located on the properties that we lease or may lease in the future, will obtain counsel to examine title to the lease until the well is about to be drilled. As a result, we may be unaware of deficiencies in the marketability of the title to the lease. Such deficiencies may render the lease worthless.

Risks Relating to Our Common Stock

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could reduce liquidity of our common stock and reduce our ability to raise capital. Because a significant portion of our operations have been and will be financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to continue our current operations. If our stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

The market price for our common stock may also be affected by our ability to meet or exceed expectations of analysts or investors. Any failure to meet these expectations, even if minor, may have a material adverse effect on the market price of our common stock.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our articles of incorporation authorize the issuance of up to 150,000,000 shares of common stock with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will reduce the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Trading of our stock may be restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority or FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We are engaged in the business of identifying, acquiring, exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. To the extent that we require additional funding currently not provided for in our financing plan, our funding sources may prohibit the payment of a dividend. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock’s price. This may never happen and investors may lose all of their investment in our company.

Risks Related to Our Company

Our by-laws contain provisions indemnifying our officers and directors.

Our by-laws provide the indemnification of our directors and officers to the fullest extent legally permissible under the Nevada corporate law against all expenses, liability and loss reasonably incurred or suffered by him in connection with any action, suit or proceeding. Furthermore, our by-laws provide that our board of directors may cause our company to purchase and maintain insurance for our directors and officers, and we have implemented director and officer insurance coverage.

Our by-laws do not contain anti-takeover provisions and thus our management and directors may change if there is a take-over of our company.

We do not currently have a shareholder rights plan or any anti-takeover provisions in our by-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company. If there is a take-over of our company, our management and directors may change.

Because our sole director and officer is resident of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our sole director and officer.

Our sole director and officer is national and/or resident outside the United States, and all or a substantial portion of such person’s assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

Since the filing of our last quarterly report, we have completed the following transactions:

1.
On August 18, 2008, Shawn Perger, our former president, chief executive officer, principal accounting officer, treasurer and director, completed a share purchase agreement with OPEX Energy Corp., a company incorporated under the laws of the province of Alberta, pursuant to which OPEX Energy Corp. agreed to acquire from Mr. Perger all 5,000,000 (10,000,000 after stock split) shares of our common stock owned by Mr. Perger in exchange for total consideration of $28,000. OPEX Energy Corp. paid the $28,000 purchase price for these shares using cash on hand.

As of the completion of the share purchase agreement, OPEX Energy Corp. holds approximately 49.9% of our issued and outstanding common stock, constituting a change in control of our company.

At the closing of the share purchase transaction, Konstantin Gregovic resigned from our board of directors, Mr. Perger and Brian Cole resigned from all officer positions held by them and Joseph Carusone, the president and a director of OPEX Energy Corp., was appointed to the board and as president, secretary and treasurer of our company.

2.	Effective September 12, 2008, we amended our Articles to effect a two for one forward split of our authorized common stock and our issued and outstanding shares of common stock.

As a result, our authorized capital increased from 75,000,000 shares of common stock with a par value of $0.0001 to 150,000,000 shares of common stock with a par value of $0.0001. Our issued and outstanding share capital increased from 10,003,000 shares of common stock to 20,006,000 shares of common stock.

The Forward Stock Split became effective with NASDAQ’s Over-the-Counter Bulletin Board at the opening for trading on September 15, 2008 under the new stock symbol “SKRY”, Our new CUSIP number is 86332T 203.

3.
On August 28, 2008 Brian Cole and Shawn Perger resigned from our board of directors. The resignations were not as a result of any disagreement on any matter relating to our company’s operations, policies or practices.

Joseph Carusone is now our sole director and officer.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
3.2	By-laws (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
3.3	Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on September 15, 2008)
10.1	Option Agreement (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
10.2	Geological Summary Report (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*attached herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRIKER ENERGY CORP.

/s/ Joseph Carusone

By: Joseph Carusone, President, CEO and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: October 15, 2008