Form 10-Q/A
period 2008-08-31
Striker Energy Corp
filed 2008-10-16
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This quarterly report of Striker Energy Corp. (the “Company”) for the fiscal quarter ended August 31, 2008, filed on Form 10-Q with the Securities and Exchange Commission (the “SEC”) on August 15, 2008, is hereby amended solely to provide a revised Section 302 Certification, filed herewith as Exhibit 31, and a revised Section 906 Certification, filed herewith as Exhibit 32, in each case compliant with the requirements for Section 302 Certifications and Section 906 Certifications, respectively.

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

•	other factors discussed under “ITEM 1A. RISK FACTORS” commencing on page 26 of this quarterly report on Form 10-Q/A.

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

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

 Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, as amended, our principal executive and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q/A.  Based on this evaluation, our principal executive and principal financial officer concluded that as of the end August 31, 2008, these disclosure controls and procedures were adequate to ensure that the information required to be disclosed by our company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

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