Form 10-Q
period 2008-11-30
Striker Energy Corp
filed 2009-01-13
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

or

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

N/A
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 20,506,000 shares of common stock issued and outstanding as of January 9, 2009.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Striker Energy Corp.
(An Exploration Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2008

Striker Energy Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

		As at 29
	As at 30	February
	November	2008
	2008	(Audited)
	$	$

Assets

Current
Cash and cash equivalents	14,294	252

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	4,462	22,436
Due to related parties (Note 5)	1,128	33,924

	5,590	56,360

Stockholders’ deficiency
Capital stock (Note 7)
Authorized
150,000,000 common shares, par value $0.0001
Issued and outstanding
30 November 2008 – 20,506,000 common shares, par value $0.0001	2,506	2,006
29 February 2008 – 20,006,000 common shares, par value $0.0001
Additional paid-in capital	178,674	79,424
Deficit, accumulated during the exploration stage	(172,476)	(137,538)

	8,704	(56,108)

	14,294	252

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

“Joseph Carusone”	Director

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the
	period from
	the date of
	inception on	For the three	For the three	For the nine	For the nine
	18 March	month period	month period	month period	month period
	2005 to 30	ended 30	ended 30	ended 30	ended 30
	November	November	November	November	November
	2008	2008	2007	2008	2007
	$	$	$	$	$
Expenses
Bank charges and interest	827	126	75	160	175
Consulting fees	10,176	-	-	-	-
Filing fees	6,518	1,668	350	2,668	1,750
Investor relations	730	730	-	730	119
Legal and accounting fees	78,040	11,890	5,963	21,423	16,628
Licenses and permits	8,068	638	-	763	2,650
Management fees (Notes
6, 7 and 9)	30,000	3,000	3,000	9,000	9,000
Mineral property
expenditures	15,124	-	17,124	-	17,124
Office expenses	568	294	39	439	101
Recovery from mineral
property acquisition costs
(Notes 3 and 9)	(5,000)	-	-	(5,000)	-
Rent (Notes 6, 7 and 9)	7,200	600	600	1,800	1,800
Transfer agent fees	8,386	1,368	1,949	2,955	2,904
Web site development	1,839	-	-	-	-
Write down of mineral
property acquisition
costs (Note 3)	10,000	-	-	-	-

Net loss for the period	(172,476)	(20,314)	(29,100)	(34,938)	(52,251)

Basic and diluted loss
per common share		(0.001)	(0.001)	(0.002)	(0.003)

Weighted average
number of common
shares used in per share
calculations		20,140,409	20,006,000	20,051,126	20,006,000

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the
	period from	For the	For the	For the	For the
	the date of	three	three	nine	nine
	inception on	month	month	month	month
	18 March	period	period	period	period
	2005 to 30	ended 30	ended 30	ended 30	ended 30
	November	November	November	November	November
	2008	2008	2007	2008	2007
	$	$	$	$	$
Cash flows from operating activities
Net loss for the period	(172,476)	(20,314)	(29,100)	(34,938)	(52,251)
Adjustments to reconcile loss to net
cash used by operating activities
Contributions to capital by related
party – expenses (Notes 6, 7 and 9)	37,200	3,600	3,600	10,800	10,800
Common shares issued for services
(Notes 7 and 9)	30	-		-	-
Recovery from mineral property
acquisition cost (Notes 3 and 9)	(5,000)	-	-	(5,000)	-
Write down of mineral property
acquisition costs (Note 3)	10,000	-	-	-	-
Increase (decrease) in accounts payable
and accrued liabilities	9,462	(20,245)	11,215	(12,974)	1,550

	(120,784)	(36,959)	(14,285)	(42,112)	(39,901)

Cash flows from financing activities
Increase in due to related party (Note 5)	40,078	1,031	13,660	6,154	15,860
Common shares returned to treasury
(Notes 7 and 9)	(5,000)	-	-	-	(5,000)
Common shares issued for cash (Notes 6
and 7)	110,000	50,000	-	50,000	5,000

	145,078	51,031	13,660	56,154	15,860

Cash flows from investing activities
Acquisition of mineral property interest
(Note 3)	(10,000)	-	-	-	-

Increase (decrease) in cash and cash
equivalents	14,294	14,072	(625)	14,042	(24,041)
Cash and cash equivalents, beginning
of period	-	222	952	252	24,368
Cash and cash equivalents, end of
period	14,294	14,294	327	14,294	327

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit,
				accumulated
	Number of		Additional	during the	Total
	shares		paid-in	exploration	stockholders’
	issued	Capital stock	capital	stage	deficiency
		$	$	$	$
Balance at 18 March 2005 (inception)
Restricted common shares issued for
cash ($0.0005 per share) –
September 2005 (Note 7)	10,000,000	1,000	4,000	-	5,000
Contributions to capital by related
party (Notes 6, 7 and 9)	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance at 28 February 2006	10,000,000	1,000	4,600	(21,237)	(15,637)
Common shares issued for cash
($0.005 per share) – May 2006 (Note
7)	10,000,000	1,000	49,000	-	50,000
Common shares issued for services
($0.005 per share) – August 2006
(Notes 7 and 9)	6,000	6	24	-	30
Contributions to capital by related
parties – expenses (Notes 6, 7 and 9)	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance at 28 February 2007	20,006,000	2,006	65,024	(72,127)	(5,097)
Contributions to capital by related
parties – expenses (Notes 6, 7 and 9)	-	-	14,400	-	14,400
Common shares returned to treasury
and cancelled for cash ($0.005 per
share) – April 2007 (Notes 7 and 9)	(1,000,000)	(100)	(4,900)	-	(5,000)
Common shares issued for cash
($0.005 per share) – May 2007 (Note
7)	1,000,000	100	4,900	-	5,000
Net loss for the year	-	-	-	(65,411)	(65,411)

Balance at 29 February 2008	20,006,000	2,006	79,424	(137,538)	(56,108)
Contributions to capital by related
parties – expenses (Notes 6, 7 and 9)	-	-	10,800	-	10,800
Contributions to capital by related
parties – loan forgiveness (Notes 5, 6
and 9)	-	-	38,950	-	38,950
Common shares issued for cash
($0.10 per share) – November 2008
(Note 7)	500,000	500	49,500	-	50,000
Net loss for the period	-	-	-	(34,938)	(34,938)

Balance at 30 November 2008	20,506,000	2,506	178,674	(172,476)	8,704

The accompanying notes are an integral part of these financial statements

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2008

1.	Nature and Continuance of Operations

Striker Energy Corp. (the “Company”) was incorporated under the laws of the State of Nevada on 18 March 2005. From inception, the Company intended to engage in the acquisition and exploration of mineral properties. On 28 September 2005, the Company entered into a mineral property option agreement with an unrelated third party (the “Seller”), wherein the Company would acquire 50% of the rights, title and interests in and to the Bald Mountain Claims in Nevada. Early in the summer of 2008, the Company abandoned its efforts to acquire the Bald Mountain Claims with a notice to the Seller. The Company has transitioned it business from mineral property exploration to oil and natural gas exploration and is currently searching for oil and gas exploration opportunities.

The Company is an exploration stage company, as defined in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and Industry Guide 7 of the Securities Exchange Commission Industry Guide. The Company is devoting all of its present efforts to securing and establishing its new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The Company’s financial statements as at 30 November 2008 and for the nine month period ended 30 November 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $34,938 for the nine month period ended 30 November 2008 (30 November 2007 – $52,251). The Company has a loss of $20,314 for the three month period ended 30 November 2008 (30 November 2007 – $29,100). The Company had working capital at 30 November 2008 of $8,704 (29 February 2008 – working capital deficit of $56,108).

Effective 12 September 2008, the Company completed a forward stock split by the issuance of two new common shares for each one outstanding common share of the Company. Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on a retroactive basis (Note 7).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. As at 30 November 2008, the Company’s assets only consisted of cash in the amount of $14,294. Management believes that the Company’s capital resources are not adequate to continue operating and maintaining its business strategy for the fiscal year ending 28 February 2009. Because the Company does not have any assets or revenue from operations, it does not believe it will be able to raise capital from traditional lending sources. Although the Company has historically raised capital from sales of equity, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail or cease operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

(1)

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2008

As at 30 November 2008 the Company was not fully engaged in an operating business. The Company expects to incur exploration stage operating losses for the next year to eighteen months. It intends to rely on officers and directors to perform essential functions with minimal compensation until a business operation can be fully commenced. Management believes the Company will be able to raise sufficient capital to implement its business plan, and thus will continue as a going concern during this period while its plans are implemented. There can be no assurance that the Company will be able to raise any capital.

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

(2)

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2008

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

(3)

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2008

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 November 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(4)

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2008

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 18 March 2005 to 30 November 2008.

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

(5)

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2008

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

3.	Mineral Properties

On 28 September 2005, the Company entered into a mineral property option agreement with an unrelated third party, whereby the Company could acquire 50% of all rights, title and interests in and to the Bald Mountain Claims in Nye County, Nevada (the “Bald Mountain Claims”) by paying $5,000 in cash on signing (paid), $5,000 on the second anniversary of the agreement (accrued), $10,000 on the third anniversary of the agreement and to complete exploration expenditures totalling $500,000 by 28 September 2010.

(6)

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2008

During the nine month period ended 30 November 2008, the Company abandoned its interest in the Bald Mountain Claims and recorded a recovery of mineral property acquisition costs of $5,000. This amount was previously recorded as payable on 28 September 2007 (Note 9).

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Due to Related Parties

The balance due to a related parties is non-interest bearing, unsecured and is due on demand.

As at 30 November 2008, the amount due to related parties consisted of a loan in the amount of $1,128 payable to a shareholder that is the Company’s sole officer and director. At 29 February 2008, the amount due to related parties consisted of loans payable to former shareholders, officers and directors of the Company in the aggregate amount of $33,924.

During the nine month period ended 30 November 2008, two former officers and directors of the Company forgave loans to the Company totaling $38,950. The forgiveness of these loans has been recorded as contributions to capital (Notes 6 and 9).

6.	Related Party Transactions

During the nine month period ended 30 November 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (30 November 2007 – $9,000, cumulative – $30,000) and for rent in the amount of $1,800 (30 November 2007 – $1,800, cumulative – $7,200) (Notes 7 and 9).

During the nine month period, an officer and director of the Company subscribed to 400,000 common shares of the Company valued at $0.10 per share for total cash proceeds of $40,000 (Notes 7 and 9).

During the nine month period ended 30 November 2008, two former officers and directors of the Company forgave loans to the Company totaling $38,950. The forgiveness of these loans has been recorded as contributions to capital (Notes 5 and 9).

7.	Capital Stock

Authorized

The total authorized capital is 150,000,000 common shares with a par value of $0.0001.

Issued and outstanding

As at 30 November 2008, the total issued and outstanding capital stock consisted of 20,506,000 shares of common stock with a par value of $0.0001.

(7)

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2008

On 1 September 2005, 10,000,000 common shares of the Company were issued to an officer and director of the Company for cash proceeds of $5,000.

On 2 May 2006, the Company completed a public offering of securities pursuant to an exemption provided by Rule 504 of Regulation D, registered in the State of Nevada, and issued 10,000,000 common shares for total cash proceeds of $50,000.

On 29 August 2006, 4,000 common shares valued at $0.005 per share of the Company were issued to an officer and director of the Company for services rendered (Note 9).

On 1 February 2007, 2,000 common shares valued at $0.005 per share of the Company were issued to a director of the Company for services rendered (Note 9).

On 30 April 2007, 1,000,000 common shares of the Company were returned to treasury and cancelled; $5,000 was returned to the investors (Note 9).

On 14 May 2007, 1,000,000 common shares valued at $0.005 per share of the Company were issued for total cash proceeds of $5,000.

Effective 12 September 2008, the Company completed a 2 to 1 forward stock split and increased the authorized share capital from 75,000,000 common shares to 150,000,000 common shares with the same par value of $0.0001. Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on retroactive basis (Note 1).

On 6 November 2008, 500,000 common shares valued at $0.10 per share of the Company were issued for total cash proceeds of $50,000 (Note 6).

During the nine-month period ended 30 November 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (30 November 2007 – $9,000, cumulative – $30,000) and for rent in the amount of $1,800 (30 November 2007 – $1,800, cumulative – $7,200) (Notes 6 and 9).

8.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 November 2008. There are no current or deferred tax expenses for the period ended 30 November 2008 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry- forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

(8)

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2008

The provision for refundable federal income tax consists of the following:

	For the nine	For the nine
	month period	month period
	ended 30	ended 30
	November	November
	2008	2007
	$	$
Refundable federal tax asset attributable to:
Current operations	11,879	17,765
Contributions to capital by related party	(3,672)	(3,672)
Less: Change in valuation allowance	8,207	(14,093)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 30 November 2008 and 29 February 2008 is as follows:

		As at 29
	As at 30	February
	November	2008
	2008	(Audited)
	$	$
Net operating loss carry-forward	135,276	111,108

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset
Tax loss carry-forward	45,994	37,777
Less: Valuation allowance	(45,994)	(37,777)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 November 2008, the Company has an unused net operating loss carry-forward balance of approximately $135,276 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires through 2026 and 2028.

(9)

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2008

9.	Supplemental Disclosures with Respect to Cash Flows

	For the	For the
	period from	nine	For the
	inception on	month	nine month
	18 March	period	period
	2005 to 30	ended 30	ended 30
	November	November	November
	2008	2008	2007
	$	$	$
Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

On 29 August 2006, 4,000 common shares valued at $0.005 per share of the Company were issued to an officer and director of the Company for services rendered (Note 7).

On 1 February 2007, 2,000 common shares valued at $0.005 per share of the Company were issued to a director of the Company for services rendered (Note 7).

On 30 April 2007, 1,000,000 common shares of the Company were returned to treasury and cancelled; $5,000 was returned to the investors (Note 7).

During the nine month period ended 30 November 2008, two former officers and directors of the Company forgave loans to the Company totaling $38,950. This loan forgiveness has been recorded as contributions to capital (Notes 5 and 6).

During the nine month period ended 30 November 2008, the Company abandoned its interest in the Bald Mountain Claims and recorded a recovery of mineral property acquisition costs of $5,000. This amount was previously recorded as payable on 28 September 2007 (Note 3).

During the nine month period ended 30 November 2008, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (30 November 2007 – $9,000, cumulative – $30,000) and for rent in the amount of $1,800 (30 November 2007 – $1,800, cumulative – $7,200) (Notes 6 and 7).

(10)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in this quarterly report on Form 10-Q include statements about:

  our plans to identify and acquire properties that we believe will be prospective for natural gas and crude oil;

  our plans to hire veteran industry experts and expand our management team;

  our expectation that the demand and market price for natural gas and crude oil will eventually increase;

  our expectation that we will be able to raise capital when we need it.

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

  general economic and business conditions;

  our ability to identify attractive properties and negotiate their acquisition;

  our ability to establish or find reserves on any property that we acquire;

  volatility in market prices for natural gas and crude oil;

  risks inherent in natural gas and crude oil operations;

  competition for, among other things, capital, oil and natural gas properties and skilled personnel;

  political instability or changes of laws in the countries in which we operate or propose to operate and risks of terrorist attacks;

  other factors discussed under “ITEM 1A. RISK FACTORS” of this Form 10-Q, beginning at page 7, below.

These risks may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" refer to Striker Energy Corp. Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

Corporate Overview

The following discussion should be read in conjunction with the information contained in our unaudited financial statements and notes thereto included in this quarterly report on Form 10-Q, as well as our audited financial statements and notes thereto included in our annual report on Form 10-KSB for the year ended February 29, 2008, which can be found in its entirety on the SEC’s website at www.sec.gov , filed under our SEC File Number 0-52218.

Our company was incorporated under the laws of Nevada on March 18 2005. Effective September 12, 2008, we amended our Articles of Incorporation to effect a two-for-one forward split of both our issued and outstanding common stock and our authorized capital. After giving effect to this split, we are authorized to issue up to 150,000,000 shares of common stock, par value of $0.0001. Unless otherwise noted, all references in this quarterly report on Form 10-QSB to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on a retroactive basis.

Change in Control

On August 18, 2008, our former president, chief executive officer, principal accounting officer, treasurer and director sold 10,000,000 shares of our common stock to OPEX Energy Corp., a privately held Alberta company. Although our company was not a party to this transaction, it resulted in a change of control of our company as, at the completion of this transaction, OPEX Energy Corp. owned approximately 49.9% of our issued and outstanding common stock. Also on August 18, 2008, Konstantin Gregovic resigned from our board of directors, and Shawn Perger and Brian Cole resigned from all offices held by them in our company. Joseph Carusone, the president and a director of OPEX Energy Corp., was appointed to our board to fill the vacancy created by Mr. Gregovic’s resignation, and he was appointed to serve as our president, secretary and treasurer.

On August 28, 2008, Messrs. Perger and Cole resigned from our Board of Directors, leaving Mr. Carusone as our sole officer and director.

Business Plan

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

We believe that developments in technology and increasing energy prices made development of gas shales in North America a priority among exploration and production companies. Although the recent decline in the price of oil and gas represents a reversal of this trend, we believe that the trend towards increasing prices for energy will eventually be reinstated. We intend to continue our search for ‘large footprint’ oil and gas rights in less developed shale plays that offer a similar prospect for appreciation in value, and are prospective for large scale development.

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

Plan of Operation/Projected Milestones

We intend to advance our oil and gas interests by hiring experienced personnel and acquiring oil and gas assets.

Over the next 12 months, we intend to focus on raising the capital needed to achieve our short term goals. Our short term goals include staffing and the identification of one or more oil or natural gas properties. We believe that we will need approximately $800,000 in order to achieve these goals, though there can be no assurance that we can raise this money or achieve these goals.

During the next 12 months, we expect that we will incur general and administrative expenses of approximately $50,000. This includes anticipated office rent, travel costs and compensation during the period while we are pursuing our goal of raising approximately $1,000,000 in capital.

With the capital in hand, we intend to attract and retain professionals to serve in executive capacities and we expect to incur related expenses totaling $200,000 in employee and consultant compensation over the course of the next twelve months.

Within 12 months, we hope to identify an oil and gas asset for acquisition or investment. We expect to incur expenses totaling $500,000 that include costs associated with identification of the opportunity and the initial acquisition cost (i.e. an option or farm-in agreement).

To support our ongoing disclosure and regulatory obligations as well as irregular ‘special events’, we expect to incur professional services (i.e. legal, accounting, and auditing) fees totaling $50,000 over the next 12 months.

Going Concern

Our unaudited financial statements and information for the period ended November 30, 2008 have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no revenues to date and have incurred net losses of approximately $20,314 during the three month period ended November 30, 2008 and approximately $172,476 from inception (March 18, 2005) through November 30, 2008. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity. On November 30, 2008 we had cash of $14,294. Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for more than three months. If we are unable to raise additional capital in the near future, we expect that we will need to curtail operations, liquidate any assets that we might own, seek additional capital on less favorable terms and/or pursue other remedial measures. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Revenues

We have had no operating revenues since our inception on March 18, 2005.

Expenses

The major components of our expenses for the three and nine months ended November 30, 2008 are outlined in the table below:

		For the three		For the nine
	For the three	month period	For the nine	month period
	month period	ended 30	month period	ended 30
	ended 30	November	ended 30	November
	November 2008	2007	November 2008	2007
	$	$	$	$
Expenses
Bank charges and interest	126	75	160	175
Consulting fees	-	-	-	-
Filing fees	1,668	350	2,668	1,750
Investor relations	730	-	730	119
Legal and accounting fees	11,890	5,963	21,423	16,628
Licenses and permits	638	-	763	2,650
Management fees	3,000	3,000	9,000	9,000
Mineral property
expenditures	-	17,124	-	17,124
Office expenses	294	39	439	101
Recovery from mineral
property acquisition costs	-	-	(5,000)	-
Rent	600	600	1,800	1,800
Transfer agent fees	1,368	1,949	2,955	2,904
Web site development	-	-	-	-
Write down of mineral
property acquisition costs	-	-	-	-

Net loss for the period	(20,314)	(29,100)	(34,938)	(52,251)

Our net losses for the three and nine-month periods ended November 30, 2008 were $20,314 and $34,938, respectively, as compared to a net loss for the three and nine-month periods ended November 30, 2007 of $29,100 and $52,251, respectively, a decrease of approximately $8,786 and $17,313, respectively, or approximately 30% for the three-month period and 33% for the nine-month period, year over year. The decrease in expenses for both the three and the nine-month periods ended November 30, 2008 was due primarily to a non-recurring mineral property expense incurred during the three month period ended November 30, 2007. Our net loss for the period since inception is $172,476.

Liquidity and Capital Resources

Working Capital

	November 30,	February 29,
	2008	2008
Current Assets	$14,294	$252
Current Liabilities	$(5,590)	$(56,360)
Working Capital (Deficit)	$8,704	$(56,108)

The increase in our working capital was primarily due to a private placement that we completed on November 5, 2008, in which we sold 500,000 shares of our common stock for $0.10 per share, for gross proceeds of $50,000.

Cash Flows

	Three Months Ended		Nine Months Ended
	November 30		November 30
		Percentage		Percentage
		Increase		Increase
	2008	2007 (Decrease)	2008	2007 (Decrease)
Net cash used in Operating Activities	$(36,959)	$(14,285)	$(42,112)	$(39,901)
Net cash provided by Financing Activities	51,031	13,660	56,154	15,860
Net cash used in Investing Activities	-	-	-	-
Increase (decrease) Cash and Cash
Equivalents during the period	$14,072	$(625)	$14,042	$(24,041)

Cash Used In Operating Activities

During the three months ended November 30, 2008 we used net cash in operating activities in the amount of $36,959. The cash used in the three months ended November 30, 2008 by our operating activities was used primarily for legal and accounting fees.

Cash from Investing Activities

During the three months ended November 30, 2008, we incurred a total of $Nil in investing activities compared to $Nil for the same period in 2007.

Cash from Financing Activities

We received $51,031 from financing activities during the three months ended November 30, 2008 compared to $13,660 received during the three months ended November 30, 2007. The increase in net cash generated by financing activities is attributable to a private placement that we completed on November 5, 2008, in which we sold 500,000 shares of our common stock for $0.10 per share, for gross proceeds of $50,000.

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

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our company’s internal control over financial reporting during the quarter ended November 30, 2008 that have materially affected, or are reasonably likely to materially affect, our company’s internal control over financial reporting.

Certificates

Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this Quarterly report on Form 10-Q.

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

Risks Related to our Company

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We have not generated any revenue from operations since our incorporation. During the nine-month period ended November 30, 2008, we incurred a net loss of $34,938. From inception through November 30, 2008, we have incurred an aggregate loss of $172,476. We anticipate that we will continue to incur operating expenses without generating any revenues unless and until we are able to identify, acquire and develop an oil and gas opportunity. In addition, we expect that our operating expenses will increase substantially over the next 12 months as we ramp-up our proposed oil and gas business. We estimate our average monthly expenses over the next 12 months to be approximately $8,300, including general and administrative expenses but excluding property acquisition costs and the cost of any exploration activities. On November 30, 2008, we had cash and cash equivalents of approximately $14,294. We believe that cash on hand as of the date of filing of this quarterly report on Form 10-Q is not sufficient to fund our currently budgeted operating requirements for the 12 month period ending December 31, 2009 and, in order to fund our anticipated budget for the next 12 months we believe that we will need to raise approximately $800,000. This amount could increase if we encounter difficulties that we are not now able to anticipate in advance. As we cannot assure a lender that we will be able to successfully acquire, explore and exploit and oil or natural gas property, we will almost certainly find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from the sale of equity but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our consolidated financial statements for the year ended February 29, 2008, which were included in our annual report on Form 10-KSB filed with the SEC on May 30, 2008. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Our only director and executive officer is employed elsewhere and his time and effort will not be devoted to our company full-time.

Our sole director and officer works for our company on an “as-needed” basis and he is employed in other positions with other companies. As a result, our company is and will continue to be managed on a part-time basis unless and until we can identify and hire additional skilled management personnel. Because of this, the management of our company may suffer and our company could under-perform or fail.

Because our sole director and officer is resident of other countries other than the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our sole director and officer.

Our sole director and officer is not a resident of the United States, and all or a substantial portion of his assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our sole officer and director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.

We are a new entrant into the oil and gas industry without a profitable or long operating history. We do not have any income producing oil and gas properties and we have limited financial resources. There is no means by which investors can evaluate our potential for success and there is no assurance that we will ever operate profitably.

We are an exploration stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. We only became engaged in the oil and gas exploration and development business on August 18, 2008 and we do not have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

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

Future growth could strain our resources, and if we are unable to manage our growth, we may not be able to successfully implement our business plan.

We expect to experience rapid growth in our operations, which will place a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our executive officers to manage growth effectively. This will require that we hire and train additional personnel to manage our expanding operations. In addition, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

Risks Relating To Our Business and the Oil and Gas Industry

The oil and gas industry is highly competitive and there can be no assurance that we will be able to compete effectively.

The oil and gas industry is highly competitive. Although we do not believe that we will compete with other oil and gas companies for the sale of any oil and gas that we may produce, as there is sufficient demand in the world market for these products, we will compete with other oil and natural gas companies and other individuals for desirable oil and natural gas leases, drilling equipment, personnel and funds. Many of the companies that we will compete with have longer operating histories and substantially greater financial and other resources than we do. These larger or more experienced competitors may be able to more easily access capital markets than we can and may enjoy a competitive advantage in the recruitment of qualified personnel. They may be able to absorb the burden of any changes in laws and regulation in the jurisdictions in which we do business and handle longer periods of reduced prices for oil and gas more easily than we can. Our competitors may be able to pay more for oil and gas leases and properties and may be able to define, evaluate, bid for and purchase a greater number of leases and properties than we can. Further, these companies may enjoy technological advantages and may be able to implement new technologies more rapidly than we can. Our ability to acquire additional properties in the future will depend upon our ability to conduct efficient operations, evaluate and select suitable properties, implement advanced technologies and consummate transactions in a highly competitive environment. If we cannot compete, our business will fail and you could lose your entire investment.

There can be no assurance that we will identify and acquire an oil and natural gas exploration property. Even if we do acquire such a property, there can be no assurance that we will discover oil or natural gas in any commercial quantity thereon.

Exploration for economic reserves of oil and natural gas is subject to a number of risks. Even if we are able to acquire an oil and natural gas exploration property, few properties that are explored are ultimately developed into producing oil and/or natural gas wells. If we cannot acquire one or more oil or natural gas opportunities and discover or develop oil or natural gas in any commercial quantity thereon, our business will fail.

Oil and natural gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and natural gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and natural gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our proposed activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, which could have an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date, we have not been required to spend any money on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to begin, expand or maintain our operations.

Exploratory drilling involves many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour natural gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution or hazards against which we cannot adequately insure or which we may elect not to insure. Incurring any such liability may have a material adverse effect on our financial position and operations.

Even if we acquire an oil and natural gas exploration property and establish that it contains oil or natural gas in commercially exploitable quantities, the potential profitability of oil and natural gas ventures depends upon factors beyond the control of our company.

Even if we are able to establish any oil or gas reserves on our properties, our ability to produce and market oil and gas is affected and also may be harmed by:

  inadequate pipeline transmission facilities or carrying capacity;

  government regulation of natural gas and oil production;

  government transportation, tax and energy policies;

  changes in supply and demand; and

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

Risks Relating to Our Common Stock

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our articles of incorporation authorize the issuance of up to 150,000,000 shares of common stock with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more properties, to fund our proposed exploration programs and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Trading of our stock is restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our common stock.

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

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Although our common stock is currently listed for quotation on the OTC Bulletin Board, none of our shares have yet been purchased or sold on that market. Even when a market is established and trading begins, trading through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of our development. We are engaged in the business of identifying, acquiring, exploring and, if warranted, developing commercial reserves of oil and gas. We do not currently own any properties. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 5, 2008, we issued an aggregate of 500,000 shares of common stock to two investors in a non-brokered off-shore private placement, at a purchase price of US$0.10 per share, raising gross proceeds of $50,000, which were used for working capital.

We issued the shares to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

On October 30, 2008, we entered into a subscription agreement with each of two investors for the sale of an aggregate of 500,000 shares of common stock at a price of US $0.10 per share for gross proceeds of US $50,000. These shares were issued on November 5, 2008. Proceeds will be used for working capital.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit No.	Description
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
3.2	By-laws (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
3.3	Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on September 15, 2008)
10.1	Option Agreement (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
10.2	Geological Summary Report (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
10.3	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 6, 2008)
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*attached herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRIKER ENERGY CORP.

By: /s/ Joseph Carusone
 Joseph Carusone, President, CEO and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: January 12, 2009