Form 10-K
period 2009-02-28
Striker Energy Corp
filed 2009-05-22
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: February 28, 2009
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

Commission file number: 000-52218

STRIKER ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-2590810
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

901 – 360 Bay Street, Toronto, ON, Canada M5H 2V6
(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code (416) 489-0093

N/A
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Nil	N/A

Securities registered pursuant to Section 12(g) of the Act

Common Stock, par value $0.0001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]    No [X]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

ii

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K. Yes [   ]    No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit
and post such files). Yes [   ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes[X]   No [    ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

10,106,000 common shares at a price of $0.0056 per share for an aggregate market value of $56,5941

1 The aggregate market value of the voting stock held by non-affiliates is computed by reference to the price of the last business day of our most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 20,506,000 shares of common stock are issued and outstanding as of May 21, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

iii

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This report contains forward-looking statements. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. Forward-looking statements made in this annual report on Form 10-K include statements about:

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
  other factors discussed under “ITEM 1A. RISK FACTORS” of this Form 10-K, beginning on page 3.

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

As used in this report and unless otherwise indicated, the terms "we", "us" and "our" refer to Striker Energy Corp. Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

Corporate Overview

Our company was incorporated under the laws of Nevada on March 18, 2005. Effective September 12, 2008, we amended our Articles of Incorporation to effect a two-for-one forward split of both our issued and outstanding common stock and our authorized capital. After giving effect to this split, we are authorized to issue up to 150,000,000 shares of common stock, par value of $0.0001. Unless otherwise noted, all references in this annual report on Form 10-K to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on a retroactive basis.

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

From inception until the summer of 2008, we were engaged in the mineral exploration business. During the summer of 2008, we abandoned our mineral exploration properties. We have now transitioned from the mineral exploration business to the oil and natural gas business and we are currently searching for oil and gas exploration opportunities.

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

Research and Development Expenditures

We did not incur expenditures in research and development over the last fiscal year.

Employees

At present, we have no employees, other than our current officers and directors, who devote their time as required to our business operations. Our President is not presently compensated for his services and does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, may adopt such plans in the future. There are presently no personal benefits available to any officers or directors.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this report in evaluating our company and its business before purchasing shares of our company’s common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Related to our Company

The current global economic crisis has resulted in reduced demand worldwide for oil and natural gas which, in turn, has lead to lower commodity prices. This has had an adverse impact on capital markets, making it more difficult for companies like ours to raise money to fund our operations. If the current global economic crisis continues, we may find it to be more difficult to raise money to pay for acquisitions and exploration activities.

Since October 2008, oil prices have decreased by two thirds off their highest prices and natural gas prices have decreased as much as 50% but the costs of exploration, development and production have not yet adjusted to current economic conditions or the reduction in commodity prices. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on our business, financial condition and results of operations.

Capital and credit markets have experienced unprecedented volatility and disruption during the last half of 2008 and continue to be unpredictable. Given the current levels of market volatility and disruption, the availability of funds from those markets has diminished substantially. Further, concerns about the stability of financial markets generally and the solvency of borrowers specifically has increased the cost of accessing the credit markets, as many lenders have raised interest rates, enacted tighter lending standards or altogether ceased to lend money.

Due to these capital and credit market conditions, we cannot be certain that funding will be available to us in amounts or on terms that we believe are acceptable.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We have not generated any revenue from operations since our incorporation. During the 12-month period ended February 28, 2009, we incurred a net loss of $53,957. From inception through February 28, 2009, we incurred an aggregate loss of $191,495. We anticipate that we will continue to incur operating expenses without generating any revenues unless and until we are able to identify, acquire and develop an oil and gas opportunity. In addition, we expect that our operating expenses will increase substantially over the next 12 months as we ramp-up our proposed oil and gas business. We estimate our average monthly expenses over the next 12 months to be approximately $4,000, including general and administrative expenses but excluding property acquisition costs and the cost of any exploration activities. On February 28, 2009, we had cash and cash equivalents of approximately $2,448. In order to fund our anticipated budget for the next 12 months, including property acquisition costs, we believe that we will need to raise approximately $1.1 million. This amount could increase if we encounter difficulties that we cannot anticipate at this time. As we cannot assure a lender that we will be able to successfully acquire, explore and exploit an oil or natural gas property, we will almost certainly find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from the sale of equity securities but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our consolidated financial statements for the year ended February 28, 2009, which are included in this annual report on Form 10-K. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

We are a development stage company with a limited operating history, which may hinder our ability to successfully meet our objectives.

We are a development stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. We have only recently transitioned our company to the oil and gas business and we do not own any oil or gas properties, nor do we have an established history of locating and developing properties that have oil and gas reserves. As a result, the revenue and income potential of our business is unproved. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

Our only director and executive officer is employed elsewhere and his time and effort will not be devoted to our company full-time.

Our sole director and officer works for our company on an “as-needed” basis and he is employed in other positions with other companies. As a result, our company is and will continue to be managed on a part-time basis unless and until we can identify and hire additional skilled management personnel. Our business could be adversely impacted by the lack of full time management.

Because our sole director and officer is not a resident of the United States, investors may find it difficult to enforce, within the United States, any judgments obtained against our sole director and officer.

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

We hope to experience rapid growth in our operations, which will place a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our executive officers to manage growth effectively. This will require that we hire and train additional personnel to manage our expanding operations. In addition, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

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

Exploration for economic reserves of oil and natural gas is subject to a number of risks. Even if we are able to acquire an oil or natural gas exploration property, few properties that are explored are ultimately developed into producing oil and/or natural gas wells. If we cannot acquire one or more oil or natural gas opportunities and discover or develop oil or natural gas in any commercial quantity thereon, our business will fail.

Oil and natural gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated.

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

Even if we are able to acquire an oil or gas property and establish the presence of any oil or gas reserves, our ability to produce and market oil and gas will be subject to:

  the availability of adequate pipeline transmission facilities or carrying capacity;
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

The business of exploring for and producing oil and gas involves a substantial risk of investment loss. Drilling oil and gas wells involves the risk that the wells may be unproductive or that, although productive, the wells may not produce oil or gas in economic quantities. Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, power outages, sour gas leakage, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well. Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic if water or other deleterious substances are encountered that impair or prevent the production of oil or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. Therefore, even if we acquire an oil or gas property or interest, there can be no assurance that we will be able to produce any oil or gas.

Risks Relating to Our Common Stock

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our articles of incorporation authorize the issuance of up to 150,000,000 shares of common stock with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more properties, to fund our proposed exploration programs and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Executive Offices and Registered Agent

Our executive and head office is located at 901 – 360 Bay Street, Toronto, ON, Canada M5H 2V6. An officer and director of our company provided office and related services to us at no cost. The value has been estimated at $200 per month and under general accepted accounting principles is recorded as contributions to capital and rent expense. We believe that this arrangement will be suitable for the next 12 months.

Our registered office for service in the State of Nevada is located at National Registered Agents, Inc. of NV, 1000 East William Street Suite 204, Carson City NV 89701.

Properties

In September 2005, we entered into a mineral property option agreement to acquire a 50% interest in the Bald Mountain Wash Gold Property and the Bald Mountain Claims from Gee-Ten Ventures Inc., an unrelated third party, In order to earn the option, we were required to make a $5,000 cash payment upon execution of the agreement, and a $10,000 cash payment on the second anniversary of the date of execution of the agreement. In addition, we were required to spend $200,000 exploring the properties prior to the second anniversary of the date of the agreement and an aggregate of $500,000 by the third anniversary of the agreement. Finally, we were required to make all payments to the Nevada Bureau of Land Management as might be required to maintain the Bald Mountain Claims in good standing.

On August 28, 2007, we amended our mineral property option agreement. As amended, we were to earn our option on the 50% interests in the properties in exchange for a $5,000 cash payment on signing the amendment, a second cash payment of $5,000 on the second anniversary of the agreement and a third cash payment of $10,000 on the third anniversary of the agreement. In addition, we modified the work commitment to require exploration activities totaling $500,000 over a 5-year period.

Early in the summer of 2008, we decided to abandon our option to acquire the Bald Mountain claims and we terminated the mineral property option agreement. At the same time, we decided to transition from the mineral exploration business to the oil and natural gas business and we are currently searching for oil and gas exploration opportunities. We do not currently own any properties.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common shares are quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. Our symbol is “SKRY”, and our CUSIP number is 86332T 203. There were no trades of our shares of common stock made through the facilities of the OTC Bulletin Board to the date of this annual report on Form 10-K.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Transfer Online, Inc, 317 SW Alder Street, 2nd Floor, Portland, OR 97204

Holders of Common Stock

As of May 21, 2009, there were 25 holders of record of our common stock. As of such date, 20,506,000 shares were issued and outstanding.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans.

We have no long-term incentive plans.

Stock Option Plan

We have not adopted a stock option plan and therefore no stock-based compensation has been recorded to date for stock options.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans approved by security holders	Nil	Nil	Nil

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column)
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	Nil	Nil	Nil

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On November 6, 2008, we issued an aggregate of 500,000 shares of common stock to two investors in a non-brokered off-shore private placement, at a purchase price of US$0.10 per share, raising gross proceeds of $50,000.

We issued the shares to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table is a summary of purchases made by or on behalf of our company or any “affiliated purchaser,” of shares or other units of any class of the our equity securities that is registered by the issuer pursuant to section 12 of the Exchange Act.

Table 1 ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
None

ITEM 6 SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements. Forward-looking statements are statements that relate to future events or future financial performance. In some cases, you can identify forward looking statements by the use of terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “project”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements speak only as of the date of this annual report on Form 10-K. Examples of forward-looking statements made in this annual report on Form 10-K include statements pertaining to, among other things:

  our desire to acquire oil and gas properties or opportunities;
  capital expenditure programs;
  projections of market prices and costs;
  supply and demand for natural gas and crude oil;
  our need for, and our ability to raise, capital; and
  treatment under governmental regulatory regimes and tax laws.

These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including:

  our ability to establish or find oil and natural gas properties, or oil or natural gas resources or reserves;
  volatility in market prices for natural gas and crude oil;
  liabilities inherent in natural gas and crude oil operations;
  uncertainties associated with estimating natural gas and crude oil resources or reserves;
  competition for, among other things, capital, resources, undeveloped lands and skilled personnel;
  political instability or changes of laws in the countries in which we operate and risks of terrorist attacks;
  incorrect assessments of the value of acquisitions;
  geological, technical, drilling and processing problems;
  other factors discussed under the section entitled “Risk Factors” beginning on page 3 of this annual report on Form 10-K, below.

These risks, as well as risks that we cannot currently anticipate, could cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward looking statements.

Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. Except as required by applicable law, including the securities laws of the United States and Canada, we do not intend to update any of the forward looking statements to conform these statements to actual results.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report on Form 10-K.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Liquidity and Capital Resources

Our financial condition for the12 months ended February 28, 2009 and February 29, 2008 and the changes between those periods for the respective items are summarized as follows:

We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Capital

	February 28,	February 29
	2009	2008
Current Assets	$2,448	252
Current Liabilities	9,163	56,360
Working Capital	$(6,715)	$(56,108)

As of February 28, 2009 our working capital increased by 88% due largely to cash raised by the issuance of common stock. We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

Cash Flows

	12 months	12 months
	ended	ended
	February 28,	February 29,
	2009	2008
Cash flow used in operating activities	$(53,958)	$(38,340)
Cash flow used in investing activities	-	-
Cash provided by financing activities	56,154	19,224
Net increase (decrease) in cash	$2,196	$(24,116)

Cash Used in Operating Activities

As of February 28, 2009 our cash used in operating activities increased by 71% due largely to a decrease in accounts payable and accrued liabilities of $9,401, as opposed to an increase in accounts payable and accrued liabilities of $7,671 in the 12 month period ended February 29, 2008.

Cash Provided by Financing Activities

As of February 28, 2009 our cash provided by financing activities increased by 192% due largely to $50,000 raised by common shares issued for cash, as opposed to $5,000 raised by common shares issued for cash in the 12 month period ended February 29, 2008.

Cash Requirements

We continue to look for oil and gas opportunities in emerging North American shale plays such as the Marcellus Shale, the Mowry Shale, the Utica Shale and the Bakken Formation, among other as yet unidentified opportunities. We have also begun to look to hire veteran industry experts to expand our management team and better position our company in the oil and gas business.

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

We intend to add experts in finance, geology, engineering, and land management contemporaneously with our identification of a prospective project to better capitalize on the specific opportunities available to the company. Our CEO is an engineer by training with experience in finance and oil and gas exploration and production. We intend to attract and retain additional specialists to address the specific market segment already identified and to cultivate additional value for shareholders. Specialists include geologists with experience identifying regions prospective for oil and gas in place, land managers capable of acquiring large contiguous blocks of land, and engineers who know how to advance exploration into production.

Our plan of operation over the next 12 months is to identify a suitable natural gas, oil, or oil and natural gas opportunity and to raise sufficient capital to initiate exploration or development, and in turn to deploy capital to proceed with an exploration or development plan.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Bank charges and interest	$500
Filing fees	$3,000
Investor relations	$1,000
Legal and accounting fees	$36,000
Licenses and permits	$1,000
Mineral property expenditures	1,000,000
Transfer agent fees	$4,000
Total:	$1,045,500

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Results of Operation

Revenues

We have had no operating revenues since our inception on March 23, 2005 through to the period ended February 28, 2009. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

The following summary of our results of operations should be read in conjunction with our audited financial statements.

Expenses

Our expenses for the 12 months ended February 28, 2009 and February 29, 2008 were as follows:

	Year Ended	Year Ended
	February 28,	February 29,
	2009	2008
Expenses
Bank charges and interest	$366	$250
Filing fees	3,004	2,450
Investor relations	730	-
Legal and accounting fees	35,021	24,449
Licenses and permits	763	2,650
Management fees	12,000	12,000
Mineral property expenditures	-	12,124
Office expense	443	101
Recovery from mineral property acquisition costs	(5,000)	-
Rent	2,400	2,400
Transfer agent fees	4,230	3,579
Web site development	-	408
Write down of mineral property acquisition costs	-	5,000
Total Expenses	$53,957	$65,411

In the 12 months ended February 28, 2009 our expenses fell 21% relative to the 12 month period ended February 29, 2008. Increases in legal and accounting fees were offset by reduced mineral property expenditures and by recovery of mineral property acquisition costs associated with our decision to abandon the Bald Mountain Claims in the summer of 2008.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations that provide financing, liquidity, market risk or credit risk support to us

Going Concern

Our audited financial statements and information for the period ended February 28, 2009 have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no revenues to date and have incurred net losses of approximately $53,957 during the 12 month period ended February 28, 2009 and approximately $191,495 from inception (March 18, 2005) through February 28, 2009. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity. On February 28, 2009 we had cash of $2,448. Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for more than three months. If we are unable to raise additional capital in the near future, we expect that we will need to curtail operations, liquidate any assets that we might own, seek additional capital on less favorable terms and/or pursue other remedial measures. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Application of Critical Accounting Policies

Oil and gas property

Our company follows the successful efforts method of accounting for its natural gas and oil activities. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, and any such impairment is charged to expense in the period. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs, such as seismic costs and other geological and geophysical expenses, are expensed as incurred. The provision for depreciation, depletion and amortization is based on the capitalized costs as determined above. Depreciation, depletion and amortization is on a cost center by cost center basis using the unit of production method, with lease acquisition costs amortized over total proved reserves and other costs amortized over proved developed reserves.

When circumstances indicate that proved properties may be impaired, our company compares expected undiscounted future cash flows on a cost center basis to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on our estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value.

We amortize and impairs natural gas and oil properties on a field-by-field cost center basis. Management believes this policy provides greater comparability with other successful efforts natural gas and oil companies by conforming to predominant industry practice. In addition, the field level is consistent with our operational and strategic assessment of its natural gas and oil investments.

We are in the process of acquiring an oil and gas property and have no property at this time.

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

Start-up expenses

We have adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with our formation have been included in our general and administrative expenses for the period from the date of inception on 18 March 2005 to 28 February 2009.

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, we would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. We are currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Striker Energy Corp.
(An Exploration Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
28 February 2009

JAMES STAFFORD

James Stafford
Chartered Accountants
Suite 350 – 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
* Incorporated professional, James Stafford, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Striker Energy Corp.
(An Exploration Stage Company)

We have audited the balance sheets of Striker Energy Corp. (the “Company”) as at 28 February 2009 and 29 February 2008, and the related statements of operations, cash flows and changes in stockholders’ deficiency for each of the years in the three-year period ended 28 February 2009 and for the period from the date of inception on 18 March 2005 to 28 February 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 28 February 2009 and 29 February 2008 and the results of its operations, its cash flows and its changes in stockholders’ deficiency for each of the years in the three-year period ended 28 February 2009 and for the period from the date of inception on 18 March 2005 to 28 February 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ James Stafford
Vancouver, Canada	Chartered Accountants

17 April 2009

Striker Energy Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	As at 28	As at 29
	February	February
	2009	2008
	$	$

Assets

Current
Cash and cash equivalents	2,448	252

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	8,035	22,436
Due to related parties (Note 5)	1,128	33,924

	9,163	56,360

Stockholders’ deficiency
Capital stock (Note 7)
Authorized
150,000,000 common shares, par value $0.0001
Issued and outstanding
28 February 2009 – 20,506,000 common shares, par value $0.0001
29 February 2008 – 20,006,000 common shares, par value $0.0001	2,056	2,006
Additional paid-in capital	182,724	79,424
Deficit, accumulated during the exploration stage	(191,495)	(137,538)

	(6,715)	(56,108)

	2,448	252

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

“Joseph Carusone”	Director
Joseph Carusone

Striker Energy Corp.
(An Exploration Stage Company)
Statement of Operations
(Expressed in U.S. Dollars)

	Cumulative
	amounts from			For the
	the date of	For the	For the	year
	inception on	year ended	year ended	ended
	18 March 2005	28	29	28
	to 28 February	February	February	February
	2009	2009	2008	2007
	$	$	$	$

Expenses

Bank charges and interest	1,033	366	250	307
Consulting fees	10,176	-	-	6,030
Filing fees	6,854	3,004	2,450	1,400
Investor relations	730	730	-	-
Legal and accounting fees	91,638	35,021	24,449	23,317
Licenses and permits	8,068	763	2,650	2,136
Management fees (Notes 6, 7 and 9)	33,000	12,000	12,000	9,000
Mineral property expenditures	15,124	-	12,124	3,000
Office expense	572	443	101	17
Recovery from mineral property acquisition
costs (Notes 3 and 9)	(5,000)	(5,000)	-	-
Rent (Notes 6, 7 and 9)	7,800	2,400	2,400	2,400
Transfer agent fees	9,661	4,230	3,579	1,852
Web site development	1,839	-	408	1,431
Write down of mineral property acquisition
costs (Note 3)	10,000	-	5,000	-

Net loss for the period	(191,495)	(53,957)	(65,411)	(50,890)

Basic and diluted loss per common share
		(0.003)	(0.003)	(0.003)

Weighted average number of common
shares used in per share calculations		20,162,164	19,967,748	18,276,142

Striker Energy Corp.
(An Exploration Stage Company)
Statement of Cash Flows
(Expressed in U.S. Dollars)

	Cumulative
	amounts from
	the date of	For the	For the	For the
	inception on	year	year	year
	18 March	ended	ended	ended
	2005 to	28	29	28
	28 February	February	February	February
	2009	2009	2008	2007
	$	$	$	$

Cash flows from operating activities
Net loss for the period	(191,495)	(53,957)	(65,411)	(50,890)
Adjustments to reconcile loss to net cash used by
operating activities
Contributions to capital by related parties –
expenses (Notes 6, 7 and 9)	40,800	14,400	14,400	11,400
Common shares issued for services (Note 7)	30	-	-	30
Recovery from mineral property acquisition
cost (Notes 3 and 9)	(5,000)	(5,000)	-	-
Write down of mineral property acquisition
costs (Note 3)	10,000	-	5,000	-
Increase (decrease) in accounts payable and
accrued liabilities	13,035	(9,401)	7,671	9,245

	(132,630)	(53,958)	(38,340)	(30,215)

Cash flows from financing activities
Increase in due to related parties (Notes 5 and 6)	10,078	6,154	19,224	619
Common shares returned to treasury (Note 7)	(5,000)	-	(5,000)	-
Common shares issued for cash (Note 7)	110,000	50,000	5,000	50,000

	145,078	56,154	19,224	50,619

Cash flows from investing activities
Acquisition of mineral property interest (Note 3)	(10,000)	-	(5,000)	-

Increase (decrease) in cash and cash equivalents	2,448	2,196	(24,116)	20,404

Cash and cash equivalents, beginning of year	-	252	24,368	3,964

Cash and cash equivalents, end of year	2,448	2,448	252	24,368

Supplemental Disclosures with Respect to Cash Flows (Note 9)

Striker Energy Corp.
(An Exploration Stage Company)
Statement of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)

				Deficit,
				accumulated
	Number of		Additional	during the	Total
	shares	Capital	paid-in	development	Stockholders’
	issued	Stock	capital	stage	deficiency
		$	$	$	$
Balance at 18 March 2005 (inception)
Restricted common shares issued for
cash ($0.0005 per share) – September
2005	10,000,000	1,000	4,000	-	5,000
Contributions to capital by related
parties – expenses	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance at 28 February 2006	10,000,000	1,000	4,600	(21,237)	(15,637)
Common shares issued for cash ($0.005
per share) – May 2006 (Note 7)	10,000,000	1,000	49,000	-	50,000
Common shares issued for services
($0.005 per share) – August 2006 and
February 2007 (Note 7)	6,000	6	24	-	30
Contributions to capital by related
parties – expenses	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance at 28 February 2007	20,006,000	2,006	65,024	(72,127)	(5,097)

Contributions to capital by related
parties – expenses (Notes 6, 7 and 9)	-	-	14,400	-	14,400
Common shares returned to treasury
and cancelled for cash ($0.005 per
share) – April 2007 (Note 7)	(1,000,000)	(100)	(4,900)	-	(5,000)
Common shares issued for cash ($0.01
per share) – May 2007 (Note 7)	1,000,000	100	4,900	-	5,000
Net loss for the year	-	-	-	(65,411)	(65,411)

Balance at 29 February 2008	20,006,000	2,006	79,424	(137,538)	(56,108)
Contributions to capital by related
parties – expenses (Notes 6, 7 and 9)	-	-	14,400	-	14,400
Contributions to capital by related
parties – loan forgiveness (Notes 5, 6
and 9)	-	-	38,950	-	38,950
Common shares issued for cash ($0.10
per share) – November 2008 (Note 7)	500,000	50	49,950	-	50,000
Net loss for the period	-	-	-	(53,957)	(53,957)

Balance at 28 February 2009	20,506,000	2,056	182,724	(191,495)	(6,715)

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
28 February 2009

1.	Nature and Continuance of Operations

Striker Energy Corp. (the “Company”) was incorporated under the laws of the State of Nevada on 18 March 2005 and the Company intended to engage in the acquisition and exploration of mineral properties. On 28 September 2005, the Company entered into a mineral property option agreement with an unrelated third party (the “Seller”), wherein the Company would acquire 50% of the rights, title and interests in and to the Bald Mountain Claims in Nevada. Early in the summer of 2008, the Company abandoned its efforts to acquire the Bald Mountain Claims with a notice to the Seller. The Company has transitioned its business from mineral property exploration to oil and natural gas exploration and is currently searching for oil and gas exploration opportunities.

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

The Company’s financial statements as at 28 February 2009 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $53,957 for year ended 28 February 2009 (29 February 2008 – $65,411, 28 February 2007 - $50,890) and working capital deficiency at 28 February 2009 of $6,715 (29 February 2008 –$56,108).

Effective 12 September 2008, the Company completed a forward stock split by the issuance of two new common shares for each one outstanding common share of the Company. Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on retroactive basis (Note 7).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. As at 28 February 2009, the Company’s assets only consisted of cash and cash equivalents in the amount of $2,448. Management believes that the Company’s capital resources are not adequate to continue operating and maintaining its business strategy for the fiscal year ending 28 February 2010. Because the Company does not have any assets or revenue from operations, it does not believe it will be able to raise capital from traditional lending sources. Although the Company has historically raised capital from sales of equity, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail or cease operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
28 February 2009

As at 28 February 2009, the Company was not currently fully engaged in an operating business and expects to incur exploration stage operating losses for the next year to eighteen months. It intends to rely on officers and directors to perform essential functions with minimal compensation until a business operation can be fully commenced. Management believes the Company will be able to raise sufficient capital to implement its business plan, and thus will continue as a going concern during this period while its plans are implemented.

2.	Significant Accounting Policies and Recent Accounting Pronouncements

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

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities and amounts due to related parties. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks rising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

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
28 February 2009

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

Fair value of financial instruments and derivative financial instruments

The carrying amounts of cash and cash equivalents and current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

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
28 February 2009

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 28 February 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
28 February 2009

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 18 March 2005 to 28 February 2009.

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

Recent accounting pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” SFAS 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted. The Company does not expect SFAS 163 to have an impact on its financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
28 February 2009

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) for nongovernmental entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles” (“SAS 69”). SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect SFAS 162 to have a material effect on its financial statements.

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

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
28 February 2009

3.	Mineral Property

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

During the year ended 28 February 2009, the Company abandoned its interest in the Bald Mountain Claims and recorded a recovery of mineral property acquisition costs of $5,000. This amount was previously recorded as payable on 28 September 2007 (Note 9).

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Due to Related Parties

The balance due to related parties is non-interest bearing, unsecured and is due on demand.

The amount due to related parties of $1,128 at 28 February 2009 consists of a loan payable to a shareholder of the Company who is also the sole officer and director of the Company. At 29 February 2008, the amount due to related parties consisted of loans payable to former shareholders, officers and directors of the Company in the aggregate amount of $33,924.

During the year ended 28 February 2009, two former officers and directors of the Company forgave loans to the Company totaling $38,950. This loan forgiveness has been recorded as contributions to capital of the Company (Notes 6 and 9).

6.	Related Party Transactions

During the year ended 28 February 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $12,000 (29 February 2008 – $12,000, 28 February 2007 – 9,000, cumulative – $33,000) and for rent in the amount of $2,400 (29 February 2008 – $2,400, 28 February 2007 - $2,400, cumulative – $7,800) (Notes 7 and 9).

During the year ended 28 February 2009, an officer and director of the Company subscribed to 400,000 common shares of the Company valued at $0.10 per share for total cash proceeds of $40,000 (Note 7).

During the year ended 28 February 2009, two former officers and directors of the Company forgave loans to the Company totaling $38,950. This loan forgiveness has been recorded as contributions to capital (Notes 5 and 9).

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
28 February 2009

7.	Capital Stock

Authorized

The total authorized capital is 150,000,000 common shares with a par value of $0.0001.

Issued and outstanding

The total issued and outstanding capital stock is 20,506,000 common shares with a par value of $0.0001 per common share.

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

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
28 February 2009

During the year ended 28 February 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $12,000 (29 February 2008 - $12,000, cumulative $33,000) and for rent in the amount of $2,400 (29 February 2008- $2,400, cumulative - $7,800) (Notes 6 and 9).

8.        Income Taxes

The Company has losses carried forward for income tax purposes to 28 February 2009. There are no current or deferred tax expenses for the year ended 28 February 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the	For the
	year ended	year ended
	28 February	29 February
	2009	2008
	$	$

Refundable federal tax asset attributable to:
Current operations	18,345	22,240
Contributions to capital by related parties	(4,896)	(4,886)
Forgiveness of related party debt (Notes 5, 6 and 9)	(13,243)	-
Less: Change in valuation allowance	(206)	(17,354)

Net refundable amount	-	-

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
28 February 2009

The composition of the Company’s deferred tax assets as at 28 February 2009 and 29 February 2008 is as follows:

	28 February	29 February
	2009	2008
	$	$

Net operating loss carryforward	111,715	111,108

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	37,983	37,777
Less: Valuation allowance	(37,983)	(37,777)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 28 February 2009, the Company has an unused net operating loss carry-forward balance of approximately $111,715 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires through 2026 and 2029.

9.	Supplemental Disclosures with Respect to Cash Flows

	For the year	For the year	For the year
	ended	ended	ended
	28 February	29 February	28 February
	2009	2008	2007
$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

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

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
28 February 2009

During the year ended 28 February 2009, two former officers and directors of the Company forgave loans to the Company totaling $38,950. This loan forgiveness has been recorded as contributions to capital (Notes 5 and 6).

During the year ended 28 February 2009, the Company abandoned it interest in the Bald Mountain Claims and recorded a recovery of mineral property acquisition costs of $5,000. This amount was previously recorded as payable on 28 September 2007 (Note 3).

During the year ended 28 February 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $12,000 (29 February 2008 - $12,000, cumulative - $33,000) and for rent in the amount of $2,400 (29 February 2008 - $2,400, cumulative - $7,800) (Notes 6 and 7).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

None

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our management concluded that as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting.

Our management, including our principal executive officer, principal financial officer and our Board of Directors, is responsible for establishing and maintaining a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of February 28, 2009. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of February 28, 2009 and that there were no material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls

Our principal executive officer and principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended February 28, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B OTHER INFORMATION

None

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at May 21, 2009, our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Joseph Carusone	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	44	August 18, 2008

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed

Joseph Carusone

Mr. Carusone was appointed as president, secretary, treasurer and a director of our company on August 18, 2008. For more than 10 years, Mr. Carusone has been involved in the founding of and management of private companies and partnerships including those in the oil and gas industry. His experience as a liaison between management and shareholders is extensive. He has been the president of Opex Energy Corp. since its inception on August 22, 2007. Since 2001, Mr. Carusone has been founder and president of the investor relations firm Primoris Group Inc. Between 1999 and 2001, Mr. Carusone was vice-president of operations of StockHouse Media Corporation. For eight years following his graduation from the University of Toronto with a degree in Engineering and Applied Science (1987), Mr. Carusone managed research activities in University of Toronto’s Institute for Aerospace Studies’ Space Robotics Group.

Committees of the Board

Our board of directors held no formal meetings during the year ended February 28, 2009. All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held.

We currently do not have nominating or compensation committees or committees performing similar functions nor do we have a written nominating or compensation committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors.

We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request to the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

Our directors, executive officers, or control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

We have not yet adopted a Code of Ethics.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2009, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Joseph Carusone	1	1	N/A
Opex Energy Corp.	Nil	Nil	N/A

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended February 29, 2008; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended February 29, 2009 and 2008, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(5) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Joseph Carusone(1) President, CEO, CFO, Secretary Treasurer, and Director	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Shawn Perger former President CEO, CFO, Secretary Treasurer, and Director(2)	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1) Joseph Carusone was appointed as our President, Chief Executive Officer, Secretary, Treasurer and a director on August 18, 2008.
(2) Shawn Perger resigned as a director and officer on August 18, 2008

Employment Agreements

We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of February 28, 2009.

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Joseph Carusone(1) President, CEO, CFO, Secretary Treasurer, and Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Shawn Perger former President CEO, CFO, Secretary Treasurer, and Director(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Shawn Perger resigned as a director and officer on August 18, 2008

Compensation of Directors

Our board of directors has received no compensation to date and there are no plans to compensate them in the near future, unless and until we begin to realize revenues and become profitable in our business operations.

The table below shows the compensation of our directors for our last completed fiscal year ended February 29, 2009:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Lawrence Stephenson(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Konstantin Gregovic (1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Brian Cole(1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Lawrence Stephenson, Konstantin Gregovic and Brian Cole resigned as directors on August 18, 2008

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

In the following tables, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholders, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

Security ownership of management

	(2) Name and address of	(3) Amount and nature of		(4) Percent of
(1) Title of class	beneficial owner	beneficial ownership		class [1]
common stock	Joseph Carusone	400,000	Direct	1.95%
	901 - 360 Bay Street
	Toronto, ON M5H 2V6
common stock	Joseph Carusone	10,000,000 [2]	Indirect	48.76%
	901 - 360 Bay Street
	Toronto, ON M5H 2V6

1 Percentage of ownership is based on 20,506,000 common shares issued and outstanding as of May 21, 2009. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
2 Mr. Carusone holds these shares indirectly through Opex Energy Corp. He is the President and a director of Opex and holds voting and dispositive control over these shares.

Changes in Control

On August 18, 2008, Opex Energy Corp. entered into share purchase agreement with Shawn Perger whereby Opex Energy Corp. agreed to purchase from Mr. Perger all 5,000,000 pre-split shares of common stock of Striker Energy Corp. owned by Mr. Perger in exchange for total consideration of $28,000. Opex Energy Corp. paid the $28,000 purchase price for these shares using cash on hand. Opex owns 10,000,000 post-split shares of common stock. Joseph Carusone, the President and a director of Opex and the sole director and officer of Striker, exercises voting and dispositive control over these shares

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

(i)	Any of our directors or officers;

(ii)	Any person proposed as a nominee for election as a director;

(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iv)	Any of our promoters; and

(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by James Stafford, Chartered Accountants, our independent registered public accounting firm, for the years ended February 28, 2009 and 2008:

Fees	2009	2008
Audit Fees	$4,212	$4,187
Audit Related
Fees	6,293	5,435
Tax Fees	Nil	Nil
Other Fees	Nil	Nil
Total Fees	$10,505	$9,622

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

We do not use James Stafford, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage James Stafford to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before James Stafford is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our entire board of directors); or
  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our sole director either before or after the respective services were rendered.

Our board of directors have considered the nature and amount of fees billed by James Stafford and believe that the provision of services for activities unrelated to the audit is compatible with maintaining James Stafford’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits required by Item 601 of Regulation S-K:

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STRIKER ENERGY CORP.

By:

/s/ Joseph Carusone
Joseph Carusone
President, Chief Executive Officer Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: May 22, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph Carusone
Joseph Carusone
President, Chief Executive Officer Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: May 22, 2009