Form 10-Q
period 2009-05-31
Striker Energy Corp
filed 2009-06-16
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-52218

STRIKER ENERGY CORP
(Exact name of registrant as specified in its charter)

Nevada	20-2590810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 – 360 Bay Street, Toronto, ON, Canada	M5H 2V6
(Address of principal executive offices)	(Zip Code)

(416) 489-0093
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required
to submit and post such files). Yes [   ]    No [   ]

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

- ii -

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by
Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court. Yes [   ]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 20,506,000 shares of common stock are issued and outstanding as of June 15, 2009.

- iii -

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Striker Energy Corp.
(An Exploration Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2009

Striker Energy Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

		As at
	As at	28 February
	31 May	2009
	2009	(Audited)
	$	$

Assets

Current
Cash and cash equivalents	445	2,448

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	12,489	8,035
Due to related party (Note 5)	1,775	1,128

	14,264	9,163

Stockholders’ deficiency
Capital stock (Note 7)
Authorized
150,000,000 common shares, par value $0.0001
Issued and outstanding
31 May 2009 – 20,506,000 common shares, par value $0.0001
28 February 2009 – 20,506,000 common shares, par value $0.0001	2,056	2,056
Additional paid-in capital	186,324	182,724
Deficit, accumulated during the exploration stage	(202,199)	(191,495)

	(13,819)	(6,715)

	445	2,448

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

“Joseph Carusone”	Director
Joseph Carusone

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period
	from the date	For the	For the
	of inception on	three month	three month
	18 March	period ended	period ended
	2005 to 31	31 May	31 May
	May 2009	2009	2008
	$	$	$

Expenses
Bank charges and interest	1,113	80	17
Consulting fees	10,176	-	-
Filing fees	7,715	862	1,000
Investor relations	730	-	-
Legal and accounting fees	96,857	5,219	3,824
Licenses and permits	8,068	-	125
Management fees (Notes 6, 7 and 9)	36,000	3,000	3,000
Mineral property expenditures	15,124	-	-
Office expenses	616	43	121
Recovery from mineral property acquisition costs (Notes 3 and 9)	(5,000)	-	-
Rent (Notes 6, 7 and 9)	8,400	600	600
Transfer agent fees	10,561	900	912
Web site development	1,839	-	-
Write down of mineral property acquisition costs (Note 3)	10,000	-	-

Net loss for the period	(202,199)	(10,704)	(9,599)

Basic and diluted loss per common share		(0.001)	(0.001)

Weighted average number of common shares used in per share calculations		20,506,000	20,006,000

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period	For the
	from the date of	three month	For the
	inception on	period	three month
	18 March 2005	ended	period ended
	to 31 May	31 May	31 May
	2009	2009	2008
	$	$	$

Cash flows used in operating activities
Net loss for the period	(202,199)	(10,704)	(9,599)
Adjustments to reconcile loss to net cash used by operating
activities
Contributions to capital by related party – expenses (Notes 6, 7
and 9)	44,400	3,600	3,600
Contributions to capital by related party – forgiveness of debt
(Note 9)	38,950	-	-
Common shares issued for services (Notes 7 and 9)	30	-	-
Recovery from mineral property acquisition cost (Notes 3 and 9)	(5,000)	-	-
Write down of mineral property acquisition costs (Note 3)	10,000	-	-
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	17,489	4,454	2,941

	(96,330)	(2,650)	(3,058)

Cash flows from financing activities
Increase in due to related party (Notes 5 and 6)	1,775	647	3,046
Common shares returned to treasury (Notes 7 and 9)	(5,000)	-	-
Common shares issued for cash (Note 7)	110,000	-	-

	106,775	647	3,046

Cash flows used in investing activities
Acquisition of mineral property interest (Note 3)	(10,000)	-	-

Increase (decrease) in cash and cash equivalents	445	(2,003)	(12)

Cash and cash equivalents, beginning of period	-	2,448	252

Cash and cash equivalents, end of period	445	445	240

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit,
				accumulated
			Additional	during the	Total
	Number of	Capital	paid-in	exploration	stockholders’
	shares issued	stock	capital	stage	deficiency
		$	$	$	$
Balance at 18 March 2005 (inception)
Restricted common shares issued for
cash ($0.0005 per share) – September
2005 (Note 7)	10,000,000	1,000	4,000	-	5,000
Contributions to capital by related parties
– expenses (Notes 6, 7 and 9)	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance at 28 February 2006	10,000,000	1,000	4,600	(21,237)	(15,637)
Common shares issued for cash ($0.005
per share) – May 2006 (Note 7)	10,000,000	1,000	49,000	-	50,000
Common shares issued for services
($0.005 per share) – August 2006 and
February 2007 (Note 7)	6,000	6	24	-	30
Contributions to capital by related parties
– expenses (Notes 6, 7 and 9)	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance at 28 February 2007	20,006,000	2,006	65,024	(72,127)	(5,097)
Contributions to capital by related parties
– expenses (Notes 6, 7 and 9)	-	-	14,400	-	14,400
Common shares returned to treasury and
cancelled for cash ($0.005 per share) –
April 2007 (Note 7)	(1,000,000)	(100)	(4,900)	-	(5,000)
Common shares issued for cash ($0.01
per share) – May 2007 (Note 7)	1,000,000	100	4,900	-	5,000
Net loss for the year	-	-	-	(65,411)	(65,411)

Balance at 29 February 2008	20,006,000	2,006	79,424	(137,538)	(56,108)
Contributions to capital by related parties
– expenses (Notes 6, 7 and 9)	-	-	14,400	-	14,400
Contributions to capital by related parties
– loan forgiveness (Note 9)	-	-	38,950	-	38,950
Common shares issued for cash ($0.10
per share) – November 2008 (Note 7)	500,000	50	49,950	-	50,000
Net loss for the year	-	-	-	(53,957)	(53,957)

Balance at 28 February 2009	20,506,000	2,056	182,724	(191,495)	(6,715)
Contributions to capital by related parties
– expenses (Notes 6, 7 and 9)	-	-	3,600	-	3,600
Net loss for the period	-	-	-	(10,704)	(10,704)

Balance at 31 May 2009	20,506,000	2,056	186,324	(202,199)	(13,819)

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2009

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

The Company’s financial statements as at 31 May 2009 and for the three month period ended 31 May 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $10,704 for the three month period ended 31 May 2009 (31 May 2008 – $9,599) and has working capital deficit at 31 May 2009 of $13,819 (28 February 2009 – $6,715).

Effective 12 September 2008, the Company completed a forward stock split by the issuance of two new common shares for each one outstanding common share of the Company. Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on retroactive basis (Note 7).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. As at 31 May 2009, the Company’s assets only consisted of cash and cash equivalents in the amount of $445. Management believes that the Company’s capital resources are not adequate to continue operating and maintaining its business strategy for the fiscal year ending 28 February 2010. Because the Company does not have any assets or revenue from operations, it does not believe it will be able to raise capital from traditional lending sources. Although the Company has historically raised capital from sales of equity, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail or cease operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at 31 May 2009, the Company was not currently fully engaged in an operating business and expects to incur exploration stage operating losses for the next year to eighteen months. It intends to rely on officers and directors to perform essential functions with minimal compensation until a business operation can be fully commenced. Management believes the Company will be able to raise sufficient capital to implement its business plan, and thus will continue as a going concern during this period while its plans are implemented.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2009

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises (“GAAP”). The functional currency is the U.S. dollar, and the financial statements are presented in U.S. dollars.

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
31 May 2009

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

Long-lived assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstance that may suggest impairment. The Company recognized an impairment when the sum if the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Derivative financial instruments

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2009

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

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the consolidated income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 May 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Segments of an enterprise and related information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise”. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2009

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 18 March 2005 to 31 May 2009.

Foreign currency translation

The Company’s functional and reporting currency is in U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

Recent accounting pronouncements

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60”. SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”. SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted. The adoption of SFAS No. 163 did not have an impact on the Company’s financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2009

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, ”The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect SFAS No. 162 to have a material effect on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivate instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged. The adoption of SFAS No. 161 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008. The adoption of SFAS No. 141(R) did not have an impact on the Company’s results of operation and financial condition.

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
31 May 2009

3.	Mineral Properties

On 28 September 2005, the Company entered into a mineral property option agreement with an unrelated third party, wherein the Company could acquire 50% of the rights, title and interests in and to the Bald Mountain Claims in Nye County, Nevada (the “Bald Mountain Claims”) by paying $5,000 in cash on signing (paid), $5,000 on the second anniversary of the agreement, $10,000 on the third anniversary of the agreement and to complete exploration expenditures totalling $500,000 by 28 September 2010.

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

The amount due to related party of $1,775 at 31 May 2009 (28 February 2009 – $1,128) consists of a loan payable to a shareholder of the Company who is also the sole officer and director of the Company (Note 6).

6.	Related Party Transactions

During the three month period ended 31 May 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $3,000 (31 May 2008 – $3,000, cumulative – $36,000) and for rent in the amount of $600 (31 May 2008 – $600, cumulative – $8,400) (Notes 7 and 9).

During the three month period ended 31 May 2009, an officer and director of the Company loaned the Company $647 to settle outstanding debts (Note 5).

7.	Capital Stock

Authorized

The total authorized capital is 150,000,000 common shares with a par value of $0.0001.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2009

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

On 6 November 2008, 500,000 common shares valued at $0.10 per share of the Company were issued for total cash proceeds of $50,000.

During the three month period ended 31 May 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $3,000 (31 May 2008 – $3,000, cumulative – $36,000) and for rent in the amount of $600 (31 May 2008 – $600, cumulative – $8,400) (Notes 6 and 9).

8.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 May 2009. There are no current or deferred tax expenses for the period ended 31 May 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2009

The provision for refundable federal income tax consists of the following:

	For the	For the
	three month	three month
	period ended	period ended
	31 May	31 May
	2009	2008
	$	$

Refundable federal tax asset attributable to:
Current operations	3,639	3,264
Contributions to capital by related party	(1,224)	(1,224)
Less: Change in valuation allowance	(2,415)	(2,040)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 31 May 2009 and 28 February 2009 is as follows:

		As at
		28 February
	As at 31 May	2009
	2009	(Audited)
	$	$

Net operating loss carryforward	118,819	111,715

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	40,398	37,983
Less: Valuation allowance	(40,398)	(37,983)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 May 2009, the Company has an unused net operating loss carry forward balance of approximately $118,819 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires through 2026 and 2030.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2009

9.	Supplemental Disclosures with Respect to Cash Flows

For the period
	from the date	For the	For the
	of inception on	three month	three month
	18 March	period ended	period ended
	2005 to 31	31 May	31 May
	May 2009	2009	2007
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

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

During the year ended 28 February 2009, two former officers and directors of the Company forgave loans to the Company totaling $38,950. This loan forgiveness has been recorded as contributions to capital.

During the year ended 28 February 2009, the Company abandoned it interest in the Bald Mountain Claims and recorded a recovery of mineral property acquisition costs of $5,000. This amount was previously recorded as payable on 28 September 2007 (Note 3).

During the three month period ended 31 May 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $3,000 (31 May 2008 – $3,000, cumulative – $36,000) and for rent in the amount of $600 (31 May 2008 – $600, cumulative – $8,400) (Notes 6 and 7).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are statements that relate to future events or future financial performance. In some cases, you can identify forward looking statements by the use of terminology such as “may”, “should”, “intend”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “project”, “predict”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements speak only as of the date of this quarterly report on Form 10-Q. Examples of forward-looking statements made in this quarterly report on Form 10-Q include statements pertaining to, among other things:

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
  other factors discussed under the section entitled “Risk Factors” beginning on page 20 of this quarterly report on Form 10-Q, below.

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

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report on Form 10-Q.

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

Liquidity and Capital Resources

Our financial condition for the three month periods ended May 31, 2009 and 2008 and as of May 31, 2009 and February 28, 2009 for the respective items are summarized below.

We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Capital

	May 31,	February 28,
	2009	2009
Current Assets	$445	$2,448
Current Liabilities	14,264	9,163
Working Capital	$(13,819)	$(6,715)

As of May 31, 2009 our working capital decreased by 106% due largely to expenses associated with the filing of our Form 10K with regulators. We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

Cash Flows
	Three Month Periods
	Ended May 31
	2009	$2008
Cash flow used in operating activities	$(2,650)	(3,058)
Cash flow provided by financing activities	647	3,046
Cash provided by investing activities	--	--
Net decrease in cash	$(2,003)	$(12)

Cash Used in Operating Activities

As of May 31, 2009 our cash used in operating activities decreased by 13% due largely to an increase in accounts payable and accrued liabilities to $4,454 in the three month period ended May 31, 2009 from $2,941 in the three month period ended May 31, 2008.

Cash Provided by Financing Activities

As of May 31, 2009 our cash provided by financing activities decreased by 79% due to a decrease in funds received from related parties from $3,046 in the three month period ended May 31, 2008 to $647 in the three month period ended May 31, 2009.

Results of Operation

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month period ended May 31, 2009.

Revenues

We have had no operating revenues since our inception on March 18, 2005 through to the period ended May 31, 2009. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

In the tables below show our operating results for the three month periods ended May 31, 2009 and 2008.

	Three Month Periods
	Ended May 31
	2009	2008

Expenses
Bank charges and interest	$80	$17
Filing fees	862	1,000
Legal and accounting fees	5,219	3,824
Licenses and permits	-	125
Management fees	3,000	3,000
Office expenses	43	121
Rent	600	600
Transfer agent fees	900	912

Net loss for the period	(10,704)	(9,599)

Basic and diluted loss per common share	(0.001)	(0.001)
Weighted average number of common shares used in per share
calculations	20,506,000	20,006,000

In the three month period ended May 31, 2009 our expenses rose 11% relative to the three month period ended May 31, 2008 due largely to an increase in legal and accounting fees from $3,824 in the three month period ended May 31, 2008 to $5,219 in the three month period ended May 31, 2009.

Anticipated Cash Requirements

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Bank charges and interest	$500
Filing fees	3,000
Investor relations	1,000
Legal and accounting fees	36,000
Licenses and permits	1,000
Mineral property expenditures	1,000,000
Transfer agent fees	4,000
Total:	$1,045,500

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. As of May 31, 2009, our assets only consisted of cash and cash equivalents in the amount of $445. Management believes that our capital resources are not adequate to continue operating and maintaining our business strategy for the fiscal year ending February 28, 2010. Because we do not have any assets or revenue from operations, we do not believe that we will be able to raise capital from traditional lending sources. Although we have historically raised capital from sales of equity, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital in the near future, due to our liquidity problems, management expects that we will need to curtail or cease operations. These circumstances raise substantial doubt about our ability to continue as a going concern. Our independent auditors also included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern to their report on our financial statements for the year ended February 28, 2009, which are included in our annual report on Form 10-K filed on May 22, 2009.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of our fiscal year ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) of the Exchange Act are attached to this quarterly report on Form 10-Q.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

We have not generated any revenue from operations since our incorporation. During the three-month period ended May 31, 2009, we incurred a net loss of $10,704. From inception through May 31, 2009, we incurred an aggregate loss of $202,199. We anticipate that we will continue to incur operating expenses without generating any revenues unless and until we are able to identify, acquire and develop an oil and gas opportunity. In addition, we expect that our operating expenses will increase substantially over the next 12 months as we ramp-up our proposed oil and gas business. We estimate our average monthly expenses over the next 12 months to be approximately $4,000, including general and administrative expenses but excluding property acquisition costs and the cost of any exploration activities. On May 31, 2009, we had cash and cash equivalents of approximately $445. In order to fund our anticipated budget for the next 12 months, including property acquisition costs, we believe that we will need to raise approximately $1.1 million. This amount could increase if we encounter difficulties that we cannot anticipate at this time. As we cannot assure a lender that we will be able to successfully acquire, explore and exploit an oil or natural gas property, we will almost certainly find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from the sale of equity securities but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our financial statements for the year ended February 28, 2009, which are included in our annual report on Form 10-K filed on May 22, 2009. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

We are an exploration stage company with a limited operating history, which may hinder our ability to successfully meet our objectives.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On June 15, 2009, we issued to one non-US investor, a promissory note in the amount of $50,000. The promissory note is payable in full on June 15, 2011, and will accrue interest at the rate of 5% per year from the date of the promissory note until paid.

If principal is not paid when due, we will pay all collection costs including, legal fees, and all expenses incurred by the lender.

We have the option of prepaying in whole or in part the principal sum without notice or penalty providing we are not in default of the promissory note.

We issued the promissory note to one non-U.S. person (contemplated by Regulation S, promulgated by the U.S. Securities and Exchange Commission under the Securities Act of 1933, as amended) in an offshore transaction in which we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
3.2	By-laws (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
3.3	Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on September 15, 2008)
10.1	Option Agreement (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
10.2	Geological Summary Report (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)

Exhibit No.	Description
10.3	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 6, 2008)
10.4*	Form of Private Placement Subscription Agreement dated June 15, 2009
10.5*	Form of promissory note dated June 15, 2009
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRIKER ENERGY CORP

/s/ Joseph Carusone
 Joseph Carusone
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date: June 15, 2009