Form 10-Q
period 2009-08-31
Striker Energy Corp
filed 2009-10-15
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009
or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 20,506,000 shares of common stock are issued and outstanding as of October 14, 2009.

- iii -

PART I—FINANCIAL INFORMATION

Item 1.           Financial Statements

Striker Energy Corp.
(An Exploration Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2009

Striker Energy Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

		As at
	As at	28 February
	31 August	2009
	2009	(Audited)
	$	$

Assets

Current
Cash and cash equivalents	24,855	2,448

Liabilities

Current
Accounts payable and accrued liabilities (Note 0)	2,729	8,035
Due to related party (Note 6)	-	1,128

	2,729	9,163

Promissory note (Note 5)	50,527	-

	53,256	9,163

Stockholders’ deficiency
Capital stock (Note 8)
Authorized
150,000,000 common shares, par value $0.0001
Issued and outstanding
31 August 2009 – 20,506,000 common shares, par value $0.0001
28 February 2009 – 20,506,000 common shares, par value $0.0001	2,056	2,056
Additional paid-in capital	189,924	182,724
Deficit, accumulated during the exploration stage	(220,381)	(191,495)

	(28,401)	(6,715)

	24,855	2,448

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

“Joseph Carusone”	Director
Joseph Carusone

The accompanying notes are an integral part of these financial statements

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the
	period from
	the date of	For the	For the	For the	For the
	inception on	three month	three month	six month	six month
	18 March	period ended	period ended	period ended	period ended
	2005 to 31	31 August	31 August	31 August	31 August
	August 2009	2009	2008	2009	2008
	$	$	$	$	$

Expenses
Bank charges and interest (Note 5)	1,732	619	18	699	35
Consulting fees	10,176	-	-	-	-
Filing fees	8,244	529	-	1,391	1,000
Investor relations	730	-	-	-	-
Legal and accounting fees	109,466	12,609	5,709	17,828	9,532
Licenses and permits	8,068	-	-	-	125
Management fees (Notes 7, 8 and
10)	39,000	3,000	3,000	6,000	6,000
Mineral property expenditures	15,124	-	-	-	-
Office expenses	616	-	23	43	145
Recovery from mineral property
acquisition costs (Notes 3 and 10)	(5,000)	-	(5,000)	-	(5,000)
Rent (Notes 7, 8 and 10)	9,000	600	600	1,200	1,200
Transfer agent fees	11,386	825	675	1,725	1,587
Web site development	1,839	-	-	-	-
Write down of mineral property
acquisition costs (Note 3)	10,000	-	-	-	-

Net loss for the period	(220,381)	(18,182)	(5,025)	(28,886)	(14,624)

Basic and diluted loss per
common share		(0.001)	(0.001)	(0.001)	(0.001)

Weighted average number of common shares
used in per share calculations		20,506,000	20,006,000	20,506,000	20,006,000

The accompanying notes are an integral part of these financial statements

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period			For the six	For the six
	from the date	For the three	For the three	month	month
	of inception	month	month	period	period
	on 18 March	period ended	period ended	ended 31	ended 31
	2005 to 31	31 August	31 August	August	August
	August 2009	2009	2008	2009	2008
	$	$	$	$	$
Cash flows used in operating activities
Net loss for the period	(220,381)	(18,182)	(5,025)	(28,886)	(14,624)
Adjustments to reconcile loss to net cash used
by operating activities
Contributions to capital by related party –
expenses (Notes 7, 8 and 10)	48,000	3,600	3,600	7,200	7,200
Contributions to capital by related party –
forgiveness of debt (Note 10)	38,950	-	-	-	-
Common shares issued for services (Notes 8
and 10)	30	-	-	-	-
Interest Payable	527	527	-	527	-
Recovery from mineral property acquisition
cost (Notes 3 and 10)	(5,000)	-	(5,000)	-	(5,000)
Write down of mineral property acquisition
costs (Note 3)	10,000	-	-	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and
accrued liabilities	7,729	(9,760)	4,329	(5,306)	7,271

	(120,145)	(23,815)	(2,096)	(26,465)	(5,153)
Cash flows from financing activities
Increase (decrease) in due to related party (Notes
7 and 8)	-	(1,775)	2,078	(1,128)	5,123
Promissory note (Note 5)	50,000	50,000	-	50,000	-
Common shares returned to treasury (Notes 8 and
10)	(5,000)	-	-	-	-
Common shares issued for cash (Note 8)	110,000	-	-	-	-

	155,000	48,225	2,078	48,872	5,123
Cash flows from investing activities
Acquisition of mineral property interest (Note 3)	(10,000)	-	-	-	-

Increase (decrease) in cash	24,855	24,410	(18)	22,407	(30)

Cash and cash equivalents, beginning of period	-	445	240	2,448	252

Cash and cash equivalents, end of period	24,855	24,855	222	24,855	222

The accompanying notes are an integral part of these financial statements

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit,
				accumulated
			Additional	during the	Total
	Number of	Capital	paid-in	exploration	stockholders’
	shares issued	stock	capital	stage	deficiency
		$	$	$	$
Balance at 18 March 2005 (inception)
Restricted common shares issued for
cash ($0.0005 per share) – September
2005 (Note 8)	10,000,000	1,000	4,000	-	5,000
Contributions to capital by related parties
– expenses (Notes 7, 8 and 10)	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance at 28 February 2006	10,000,000	1,000	4,600	(21,237)	(15,637)
Common shares issued for cash ($0.005
per share) – May 2006 (Note 8)	10,000,000	1,000	49,000	-	50,000
Common shares issued for services
($0.005 per share) – August 2006 and
February 2007 (Note 8)	6,000	6	24	-	30
Contributions to capital by related parties
– expenses (Notes 7, 8 and 10)	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance at 28 February 2007	20,006,000	2,006	65,024	(72,127)	(5,097)
Contributions to capital by related parties
– expenses (Notes 7, 8 and 10)	-	-	14,400	-	14,400
Common shares returned to treasury and
cancelled for cash ($0.005 per share) –
April 2007 (Note 8)	(1,000,000)	(100)	(4,900)	-	(5,000)
Common shares issued for cash ($0.01
per share) – May 2007 (Note 8)	1,000,000	100	4,900	-	5,000
Net loss for the year	-	-	-	(65,411)	(65,411)

Balance at 29 February 2008	20,006,000	2,006	79,424	(137,538)	(56,108)
Contributions to capital by related parties
– expenses (Notes 7, 8 and 10)	-	-	14,400	-	14,400
Contributions to capital by related parties
– loan forgiveness (Note 10)	-	-	38,950	-	38,950
Common shares issued for cash ($0.10
per share) – November 2008 (Note 8)	500,000	50	49,950	-	50,000
Net loss for the year	-	-	-	(53,957)	(53,957)

Balance at 28 February 2009	20,506,000	2,056	182,724	(191,495)	(6,715)
Contributions to capital by related parties
– expenses (Notes 7, 8 and 10)	-	-	7,200	-	7,200
Net loss for the period	-	-	-	(28,886)	(28,886)

Balance at 31 August 2009	20,506,000	2,056	189,924	(220,381)	(28,401)

The accompanying notes are an integral part of these financial statements

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2009

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

The Company is an exploration stage company, as defined in Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and Industry Guide 7 of the Securities and Exchange Commission Industry Guide. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The Company’s financial statements as at 31 August 2009 and for the six month period ended 31 August 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $28,886 for the six month period ended 31 August 2009 (31 August 2008 – $14,624, cumulative – $220,381) and has working capital of $22,126 at 31 August 2009 (28 February 2009 – working capital deficit of $6,715).

Effective 12 September 2008, the Company completed a forward stock split by the issuance of two new common shares for each one outstanding common share of the Company. Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on retroactive basis (Note 8).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. As at 31 August 2009, the Company’s assets consisted of cash and cash equivalents in the amount of $24,855. Management believes that the Company’s capital resources are not adequate to continue operating and maintaining its business strategy for the fiscal year ending 28 February 2010. Because the Company does not have any assets or revenue from operations, it does not believe it will be able to raise capital from traditional lending sources. Although the Company has historically raised capital from sales of debt and equity, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail or cease operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2009

As at 31 August 2009, the Company was not fully engaged in an operating business and expects to incur exploration stage operating losses for the next year to eighteen months. It intends to rely on officers and directors to perform essential functions with minimal compensation until a business operation can be fully commenced. Management believes the Company will be able to raise sufficient capital to implement its business plan, and thus will continue as a going concern during this period while its plans are implemented.

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

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued liabilities and amounts due to related party. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks rising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

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
31 August 2009

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

Long-lived assets

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the carrying value of long-lived assets is reviewed on a regular basis for the existence of facts or circumstance that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Derivative financial instruments

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2009

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 August 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2009

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 18 March 2005 to 31 August 2009.

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

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2009

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect SFAS No. 162 to have a material effect on its financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51”. SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after 15 December 2008. The adoption of SFAS No. 160 did not have an impact on the Company’s results of operation and financial condition.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2009

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

During the year ended 28 February 2009, the Company abandoned its interest in the Bald Mountain Claims and recorded a recovery of mineral property acquisition costs of $5,000. This amount was previously recorded as payable on 28 September 2007 (Note 10).

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Promissory Note

Issued on 15 June 2009, the promissory note bears interest at 5% per annum on the principal balance and is secured by a general charge on the assets of the Company. The principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of five percent (5%) per annum commencing on the date of this promissory note and payable at maturity. When not in default the promissory note and accrued interest can be repaid in whole or in part without notice or bonus. During the six month period ended 31 August 2009, the Company accrued interest expense of $527. The balance as at 31 August 2009 consists of principal and accrued interest of $50,000 (28 February 2009 – $Nil) and $527 (31 August 2008 – $Nil, cumulative - $Nil), respectively.

6.	Due to Related Party

The amount due to related parties at 31 August 2009 was $Nil (28 February 2009 – $1,128). During the six month period ended 31 August 2009, the Company repaid $1,775 owed to an officer and director of the Company (Note 7).

7.	Related Party Transactions

During the six month period ended 31 August 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $6,000 (31 August 2008 – $6,000, cumulative – $39,000) and for rent in the amount of $1,200 (31 August 2008 – $1,200, cumulative – $9,000) (Notes 8 and 10).

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2009

During the six month period ended 31 August 2009, the Company repaid $1,775 owed to an officer and director of the Company (Note 6).

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
31 August 2009

On 6 November 2008, 500,000 common shares valued at $0.10 per share of the Company were issued for total cash proceeds of $50,000.

During the six month period ended 31 August 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $6,000 (31 August 2008 – $6,000, cumulative – $39,000) and for rent in the amount of $1,200 (31 August 2008 – $1,200, cumulative – $9,000) (Notes 7 and 10).

9.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 August 2009. There are no current or deferred tax expenses for the period ended 31 August 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the	For the
	six month	six month
	period ended	period ended
	31 August	31 August
	2009	2008
	$	$

Refundable federal tax asset attributable to:
Current operations	9,821	4,972
Contributions to capital by related party	(2,448)	(2,448)
Less: Change in valuation allowance	(7,373)	(2,524)

Net refundable amount	-	-

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2009

The composition of the Company’s deferred tax assets as at 31 August 2009 and 28 February 2009 is as follows:

		As at
	As at 31	28 February
	August	2009
	2009	(Audited)
	$	$

Net operating loss carryforward	133,401	111,715

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	45,356	37,983
Less: Valuation allowance	(45,356)	(37,983)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 August 2009, the Company has an unused net operating loss carry forward balance of approximately $133,401 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires through 2030.

10.	Supplemental Disclosures with Respect to Cash Flows

For the period
	from the date	For the	For the
	of inception on	six month	six month
	18 March	period ended	period ended
	2005 to 31	31 August	31 August
	August 2009	2009	2008
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income
taxes	-	-	-

On 29 August 2006, 4,000 common shares valued at $0.005 per share of the Company were issued to an officer and director of the Company for services rendered (Note 8).

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2009

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

During the six month period ended 31 August 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $6,000 (31 August 2008 – $6,000, cumulative – $39,000) and for rent in the amount of $1,200 (31 August 2008 – $1,200, cumulative – $9,000) (Notes 7 and 8).

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
  other factors discussed under the section entitled “Risk Factors” beginning on page 27 of this quarterly report on Form 10-Q, below.

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

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report on Form 10-Q.

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

Liquidity and Capital Resources

Our financial condition for the three and six month periods ended August 31, 2009 and 2008 and as of August 31, 2009 and February 28, 2009 for the respective items are summarized below.

We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Capital

	August 31,	February 28,
	2009	2009
Current Assets	$24,855	$2,448
Current Liabilities	2,729	9,163
Working Capital	$22,126	$(6,715)

As of August 31, 2009 our working capital increased by $28,841 due to the issuance of a $50,000, 5% promissory note due on June 15, 2011. We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

	Three Months Ended August 31		Six Months Ended August 31
	2009	2008	2009	2008
Cash flow used in operating	$(23,815)	$(2,096)	$(26,465)	$(5,153)
activities
Cash flow provided by financing	48,225	2,078	48,872	5,123
activities
Cash provided by investing	-	-	-	-
activities
Net decrease in cash	24,410	$(18)	$22,407	$(30)

Cash flow used in operating activities

Our cash used in operating activities for the three months ended August 31, 2009 compared to our cash used in operating activities for the three months ended August 31, 2008 increased by $21,719 largely due to payments made against accounts payable of $14,089 and increased operating losses of $13,157 partly offset by a $5,000 onetime recovery in 2008 of mineral property acquisition costs.

Our cash used in operating activities for the six months ended August 31, 2009 compared to our cash used in operating activities for the six months ended August 31, 2008 increased by $21,312 largely due to payments made against accounts payable of $12,577 and increased operating losses of $14,262 partly offset by a $5,000 onetime recovery in 2008 of mineral property acquisition costs.

Cash flow provided by financing activities

Our cash provided by financing activities for the three months ended August 31, 2009 compared to our cash provided by financing activities for the three months ended August 31, 2008 increased by $46,147 due to the issuance of a $50,000, 5% promissory note due on June 15, 2011 partly offset by the repayment of loans from related parties of $3,853.

Our cash provided by financing activities for the six months ended August 31, 2009 compared to our cash provided by financing activities for the six months ended August 31, 2008 increased by $43,749 due to the issuance of a $50,000, 5% promissory note due on June 15, 2011 partly offset by the repayment of loans from related parties of $6,251.

Cash Provided by Investing Activities

No cash was used in or provided by investing activities for either the three months or for the six months ended August 31, 2009 or for either the three months or for the six months ended August 31, 2008.

Results of Operation

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and six month period ended August 31, 2009.

Revenues

We have had no operating revenues since our inception on March 18, 2005 through to the period ended August 31, 2009. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

The tables below show our operating results for the three month and six month periods ended August 31, 2009 and 2008.

	Three Months Ended August 31		Six Months Ended August 31
Expense	2009	2008	2009	2008
Bank charges and interest	$619	$18	$699	$35
Filing fees	529	-	1,391	1,000
Legal and accounting fees	12,609	5,709	17,828	9,532
Licenses and permits	-	-	-	125
Management fees	3,000	3,000	6,000	6,000
Office expenses	-	23	43	145
Recovery from mineral property
acquisition costs	-	(5,000)	-	(5,000)
Rent	600	600	1,200	1,200
Transfer agent fees	825	675	1,725	1,587
Net loss for the period	$18,182	$5,025	$28,886	$14,624

In the three month period ended August 31, 2009 our expenses of $18,182 rose 262% relative to the three month period ended August 31, 2008 largely due to increased legal fees and a $5,000 onetime recovery in 2008 of mineral property acquisition costs.

In the six month period ended August 31, 2009 our expenses of $28,886 rose 98% relative to the six month period ended August 31, 2008 largely due to increased legal fees and a $5,000 onetime recovery in 2008 of mineral property acquisition costs.

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

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Bank charges and interest	$3,000
Filing fees	3,000
Investor relations	1,000
Legal and accounting fees	36,000
Licenses and permits	1,000
Mineral property expenditures	1,000,000
Transfer agent fees	4,000
Total:	$1,048,000

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. As of August 31, 2009, our assets only consisted of cash and cash equivalents in the amount of $24,855. Management believes that our capital resources are not adequate to continue operating and maintaining our business strategy for the fiscal year ending February 28, 2010. Because we do not have sufficient assets or any revenue from operations, we do not believe that we will be able to raise capital from traditional lending sources. Although we have historically raised capital from sales of equity and issuing debt, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital in the near future, due to our liquidity problems, management expects that we will need to curtail or cease operations. These circumstances raise substantial doubt about our ability to continue as a going concern. Our independent auditors also included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern to their report on our financial statements for the year ended February 28, 2009, which are included in our annual report on Form 10-K filed on May 22, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of our fiscal year ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have not generated any revenue from operations since our incorporation. During the six-month period ended August 31, 2009, we incurred a net loss of $28,886. From inception through August 31, 2009, we incurred an aggregate loss of $220,381. We anticipate that we will continue to incur operating expenses without generating any revenues unless and until we are able to identify, acquire and develop an oil and gas opportunity. In addition, we expect that our operating expenses will increase substantially over the next 12 months as we ramp-up our proposed oil and gas business. We estimate our average monthly expenses over the next 12 months to be approximately $4,000, including general and administrative expenses but excluding property acquisition costs and the cost of any exploration activities. On August 31, 2009, we had cash and cash equivalents of approximately $24,855. In order to fund our anticipated budget for the next 12 months, including property acquisition costs, we believe that we will need to raise approximately $1.1 million. This amount could increase if we encounter difficulties that we cannot anticipate at this time. As we cannot assure a lender that we will be able to successfully acquire, explore and exploit an oil or natural gas property, we will almost certainly find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from the sale of equity securities but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

Item 6.           Exhibits

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
3.2	By-laws (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
3.3	Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on September 15, 2008)
10.1	Option Agreement (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
10.2	Geological Summary Report (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
10.3	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 6, 2008)
10.4	Form of Private Placement Subscription Agreement dated June 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 16, 2009)
10.5	Form of promissory note dated June 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 16, 2009)
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRIKER ENERGY CORP

/s/ Joseph Carusone
Joseph CarusonePresident, CEO, CFO, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Date: October 15, 2009