Form 10-Q
period 2009-11-30
Striker Energy Corp
filed 2010-01-14
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______to _______

Commission File Number: 000-52218

STRIKER ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-2590810
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,506,000 shares of common stock are issued and outstanding as of January 14, 2010.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Striker Energy Corp.
(An Exploration Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2009

Striker Energy Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

		As at
	As at	28 February
	30 November	2009
	2009	(Audited)
	$	$

Assets

Current
Cash and cash equivalents	15,805	2,448

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	2,202	8,035
Due to related party (Note 6)	-	1,128

	2,202	9,163

Promissory note (Note 5)	51,152	-

	53,354	9,163

Stockholders’ deficiency
Capital stock (Note 8)
Authorized
150,000,000 common shares, par value $0.0001
Issued and outstanding
30 November 2009 – 20,506,000 common shares, par value $0.0001
28 February 2009 – 20,506,000 common shares, par value $0.0001	2,056	2,056
Additional paid-in capital	193,524	182,724
Deficit, accumulated during the exploration stage	(233,129)	(191,495)

	(37,549)	(6,715)

	15,805	2,448

Nature and Continuance of Operations (Note 1) and Subsequent Events (Note 11)

On behalf of the Board:

“Joseph Carusone”	Director
Joseph Carusone

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the
	period from
	the date of
	inception on	For the	For the	For the	For the
	18 March	three month	three month	nine month	nine month
	2005 to 30	period ended	period ended	period ended	period ended
	November	30 November	30 November	30 November	30 November
	2009	2009	2008	2009	2008
	$	$	$	$	$

Expenses
Bank charges and interest	1,267	62	126	234	160
Consulting fees	10,176	-	-	-	-
Filing fees	8,770	525	1,668	1,916	2,668
Interest expense (Note 5)	1,152	625	-	1,152	-
Investor relations	730	-	730	-	730
Legal and accounting fees	116,572	7,106	11,890	24,934	21,423
Licenses and permits	8,068	-	638	-	763
Management fees (Notes 7, 8 and 10)	42,000	3,000	3,000	9,000	9,000
Mineral property expenditures	15,124	-	-	-	-
Office expenses	620	5	294	48	439
Recovery from mineral property acquisition costs (Notes 3 and 10)	(5,000)	-	-	-	(5,000)
Rent (Notes 7, 8 and 10)	9,600	600	600	1,800	1,800
Transfer agent fees	12,211	825	1,368	2,550	2,955
Web site development	1,839	-	-	-	-
Write down of mineral property acquisition costs (Note 3)	10,000	-	-	-	-

Net loss for the period	(233,129)	(12,748)	(20,314)	(41,634)	(34,938)

Basic and diluted loss per
common share		(0.001)	(0.001)	(0.002)	(0.002)

Weighted average number of common shares
used in per share calculations		20,506,000	20,140,409	20,506,000	20,051,126

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the
	period from
	the date of
	inception on	For the three	For the three	For the nine	For the nine
	18 March	month	month	month	month
	2005 to 30	period ended	period ended	period ended	period ended
	November	30 November	30 November	30 November	30 November
	2009	2009	2008	2009	2008
	$	$	$	$	$
Cash flows used in operating activities
Net loss for the period	(233,129)	(12,748)	(20,314)	(41,634)	(34,938)
Adjustments to reconcile loss to net cash
used by operating activities
Contributions to capital by related party –
expenses (Notes 7, 8 and 10)	51,600	3,600	3,600	10,800	10,800
Contributions to capital by related party –
forgiveness of debt (Note 10)	38,950	-	-	-	-
Common shares issued for services (Notes
8 and 10)	30	-	-	-	-
Interest payable	1,152	625	-	1,152	-
Recovery from mineral property
acquisition cost (Notes 3 and 10)	(5,000)	-	-	-	(5,000)
Write down of mineral property
acquisition costs (Note 3)	10,000	-	-	-	-
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and
accrued liabilities	7,202	(527)	(20,245)	(5,833)	(12,974)

	(129,195)	(9,050)	(36,959)	(35,515)	(42,112)
Cash flows from financing activities
Increase (decrease) in due to related party
(Notes 7 and 8)	-	-	1,031	(1,128)	6,154
Promissory note (Note 5)	50,000	-	-	50,000	-
Common shares returned to treasury (Notes
8 and 10)	(5,000)	-	-	-	-
Common shares issued for cash (Note 8)	110,000	-	50,000	-	50,000

	155,000	-	51,031	48,872	56,154
Cash flows used in investing activities
Acquisition of mineral property interest
(Note 3)	(10,000)	-	-	-	-

Increase (decrease) in cash and cash
equivalents	15,805	(9,050)	14,072	13,357	14,042

Cash and cash equivalents, beginning of
period	-	24,855	222	2,448	252

Cash and cash equivalents, end of period	15,805	15,805	14,294	15,805	14,294

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit,
				accumulated
			Additional	during the	Total
	Number of	Capital	paid-in	exploration	stockholders’
	shares issued	stock	capital	stage	deficiency
		$	$	$	$
Balance at 18 March 2005 (inception)
Restricted common shares issued for
cash ($0.0005 per share) – September
2005 (Note 8)	10,000,000	1,000	4,000	-	5,000
Contributions to capital by related
parties – expenses (Notes 7, 8 and 10)	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance at 28 February 2006	10,000,000	1,000	4,600	(21,237)	(15,637)
Common shares issued for cash ($0.005
per share) – May 2006 (Note 8)	10,000,000	1,000	49,000	-	50,000
Common shares issued for services
($0.005 per share) – August 2006 and
February 2007 (Note 8)	6,000	6	24	-	30
Contributions to capital by related
parties – expenses (Notes 7, 8 and 10)	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance at 28 February 2007	20,006,000	2,006	65,024	(72,127)	(5,097)
Contributions to capital by related
parties – expenses (Notes 7, 8 and 10)	-	-	14,400	-	14,400
Common shares returned to treasury and
cancelled for cash ($0.005 per share) –
April 2007 (Note 8)	(1,000,000)	(100)	(4,900)	-	(5,000)
Common shares issued for cash ($0.01
per share) – May 2007 (Note 8)	1,000,000	100	4,900	-	5,000
Net loss for the year	-	-	-	(65,411)	(65,411)

Balance at 29 February 2008	20,006,000	2,006	79,424	(137,538)	(56,108)
Contributions to capital by related
parties – expenses (Notes 7, 8 and 10)	-	-	14,400	-	14,400
Contributions to capital by related
parties – loan forgiveness (Note 10)	-	-	38,950	-	38,950
Common shares issued for cash ($0.10
per share) – November 2008 (Note 8)	500,000	50	49,950	-	50,000
Net loss for the year	-	-	-	(53,957)	(53,957)

Balance at 28 February 2009	20,506,000	2,056	182,724	(191,495)	(6,715)
Contributions to capital by related
parties – expenses (Notes 7, 8 and 10)	-	-	10,800	-	10,800
Net loss for the period	-	-	-	(41,634)	(41,634)

Balance at 30 November 2009	20,506,000	2,056	193,524	(233,129)	(37,549)

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2009

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

The Company is an exploration stage enterprise, as defined in Accounting Standards Codification (the “Codification” or “ASC”) 915-10, “Development Stage Entities”. The Company is devoting all of its present efforts in establishing its new business, and its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period.

The Company’s financial statements as at 30 November 2009 and for the nine month period ended 30 November 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a loss of $41,634 for the nine month period ended 30 November 2009 (30 November 2008 – $34,938) and had working capital at 30 November 2009 of $13,603 (28 February 2009 - working capital deficit – $6,715).

Effective 12 September 2008, the Company completed a forward stock split by the issuance of two new common shares for each one outstanding common share of the Company. Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on a retroactive basis (Note 8).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. As at 30 November 2009, the Company’s assets consisted of cash and cash equivalents in the amount of $15,805. Management believes that the Company’s capital resources are not adequate to continue operating and maintaining its business strategy for the fiscal year ending 28 February 2010. Because the Company does not have any assets or revenue from operations, it does not believe it will be able to raise capital from traditional lending sources. Although the Company has historically raised capital from sales of debt and equity, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail or cease operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2009

As at 30 November 2009, the Company was not fully engaged in an operating business and expects to incur exploration stage operating losses for the next year to eighteen months. It intends to rely on officers and directors to perform essential functions with minimal compensation until a business operation can be fully commenced. Management believes the Company will be able to raise sufficient capital to implement its business plan, and thus will continue as a going concern during this period while its plans are implemented.

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
30 November 2009

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

Long-lived assets

Long-term assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”.

Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2009

Derivative financial instruments

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC 740, “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260 “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti- dilutive.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 November 2009, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2009

Segments of an enterprise and related information

ASC 280, “Segment Reporting” establishes guidance for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this Codification and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 18 March 2005 to 30 November 2009.

Foreign currency translation

The Company’s functional and reporting currency is U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2009

Recent accounting pronouncements

From June 2009 to October 2009, the FASB issued various updates, Accounting Standard Update (“ASU”) No. 2009-2 through ASU No. 2009-15, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities. These updates have no current applicability to the Company or their effect on the financial statements is insignificant.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model. The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. SFAS 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative. SFAS No. 167 is effective 1 January 2010. The Company does not expect that the adoption of SFAS No. 167 will have a material impact on its financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement”. SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, “Transfers and Servicing”, and removes the exception from applying ASC 810-10, “Consolidation”. These statements also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative. This statement is effective 1 January 2010. The Company does not expect that the adoption of SFAS No. 166 will have a material impact on its financial statements.

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

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2009

Changes in accounting policies

Fair Value Measurement and Disclosure

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurement and Disclosure (Topic 820) – Measuring Liabilities at Fair Value”, which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available. The guidance provided in this update is effective 1 September 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements.

The Accounting Standards Codification

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB Statement No. 162”. The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setter into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after 15 September 2009. The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.

Subsequent Events

In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855, “Subsequent Events” is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The new guidance was effective on a prospective basis for interim or annual reporting periods ending after 15 June 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2009

Convertible Debt

In May 2008, the FASB issued new guidance for accounting for convertible debt instruments that may be settled in cash. The new guidance, which is now part of ASC 470-20, “Debt with Conversion and Other Options” requires the liability and equity components to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate. The Company will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using the Company’s nonconvertible debt borrowing rate. The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital. The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method. The new guidance was to be applied retrospectively to all periods presented upon those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Useful Life of Intangible Assets

In April 2008, the FASB issued new guidance for determining the useful life of an intangible assets, the new guidance, which is now part of ASC 350, “Intangibles – Goodwill and Other”. In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives. The new guidance was effective for financial statements issued for fiscal years beginning after 15 December 2008. The adoption of this guidance did not have a material impact on the company’s financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now part of ASC 815, “Derivatives and Hedging Activities” requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The new guidance was effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2009

Business Combinations

In December 2007, the FASB issued revised guidance for accounting for business combinations. The revised guidance, which is now part of ASC 805, “Business Combination” requires the fair value measurement of assts acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions. Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed. The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition. Under the revised guidance, those costs are recognized in the statement of income separately from the business combination. The revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after 15 December 2008. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

Issued on 15 June 2009, the promissory note bears interest at 5% per annum on the principal balance and is secured by a general charge on the assets of the Company. The principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of five percent (5%) per annum commencing on the date of this promissory note and payable at maturity. When not in default the promissory note and accrued interest can be repaid in whole or in part without notice or bonus. During the nine month period ended 30 November 2009, the Company accrued interest expense of $1,152. The balance as at 30 November 2009 consists of principal and accrued interest of $50,000 (2008 – $Nil) and $1,152 (2008 – $Nil), respectively.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2009

6.	Due to Related Party

The amount due to related party at 30 November 2009 was $Nil (28 February 2009 – $1,128). During the nine month period ended 30 November 2009, the Company repaid $1,775 owed to an officer and director of the Company (Note 7).

7.	Related Party Transactions

During the nine month period ended 30 November 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (30 November 2008 – $9,000, cumulative – $42,000) and for rent in the amount of $1,800 (30 November 2008 – $1,800, cumulative – $9,600) (Notes 8 and 10).

During the nine month period ended 30 November 2009, the Company repaid $1,775 owed to an officer and director of the Company (Note 6).

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
30 November 2009

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

During the nine month period ended 30 November 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (30 November 2008 – $9,000, cumulative – $42,000) and for rent in the amount of $1,800 (30 November 2008 – $1,800, cumulative – $9,600) (Notes 7 and 10).

9.	Income Taxes

The Company has losses carried forward for income tax purposes to 30 November 2009. There are no current or deferred tax expenses for the period ended 30 November 2009 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the	For the
	nine month	nine month
	period ended	period ended
	30 November	30 November
	2009	2008
	$	$

Refundable federal tax asset attributable to:
Current operations	14,156	11,879
Contributions to capital by related party	(3,672)	(3,672)
Less: Change in valuation allowance	(10,484)	(8,207)

Net refundable amount	-	-

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2009

The composition of the Company’s deferred tax assets as at 30 November 2009 and 28 February 2009 is as follows:

		As at
	As at 30	28 February
	November	2009
	2009	(Audited)
	$	$

Net operating loss carryforward	142,549	111,715

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	48,467	37,983
Less: Valuation allowance	(48,467)	(37,983)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 November 2009, the Company has an unused net operating loss carry forward balance of approximately $142,549 that is available to offset future taxable income. This unused net operating loss carry- forward balance expires through 2030.

10.	Supplemental Disclosures with Respect to Cash Flows

For the
	period from	For the	For the	For the	For the
	the date of	three	three	nine	nine
	inception on	month	month	month	month
	18 March	period	period	period	period
	2005 to 30	ended 30	ended 30	ended 30	ended 30
	November	November	November	November	November
	2009	2009	2008	2009	2008
	$	$	$	$	$
Cash paid during the period for interest
Cash paid during the period for income taxes	-	-	-	-	-

On 29 August 2006, 4,000 common shares valued at $0.005 per share of the Company were issued to an officer and director of the Company for services rendered (Note 8).

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2009

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

During the nine month period ended 30 November 2009, an officer and director of the Company made contributions to capital for management fees in the amount of $9,000 (30 November 2008 – $9,000, cumulative – $42,000) and for rent in the amount of $1,800 (30 November 2008 – $1,800, cumulative – $9,600) (Notes 7 and 8).

11.	Subsequent Events

There are no subsequent events from the date of the nine month period ended 30 November 2009 to the date the financial statements were available to be issued on 14 January 2010.

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
  other factors discussed under the section entitled “Risk Factors” beginning on page 24 of this quarterly report on Form 10-Q, below.

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

Liquidity and Capital Resources

Our financial condition for the three and nine month periods ended November 30, 2009 and 2008 and as of November 30, 2009 and February 28, 2009 for the respective items are summarized below.

We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Capital

	November 30,	February 28,
	2009	2009
Current Assets	$15,805	$2,448
Current Liabilities	2,202	9,163
Working Capital (Deficit)	$13,603	$(6,715)

As of November 30, 2009 our working capital increased by $20,318 due to a promissory note issued by us for $50,000. The funds received have been used to pay operating costs. We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon the continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

Cash Flows

	For the three	For the three	For the nine	For the nine
	month period	month period	month period	month period
	ended 30	ended 30	ended 30	ended 30
	November 2009	November 2008	November 2009	November 2008
Cash flows used in	$(9,050)	$(36,959)	$(35,515)	(42,112)
operating activities

	For the three	For the three	For the nine	For the nine
	month period	month period	month period	month period
	ended 30	ended 30	ended 30	ended 30
	November 2009	November 2008	November 2009	November 2008
Cash flows from	$-	$51,031	$48,872	56,154
financing activities
Cash flows from	$-	$-	$-	-
investing activities
Increase (decrease)	$(9,050)	$14,072	$13,357	14,042
in cash

Cash flow used in operating activities

Our cash used in operating activities for the three months ended November 30, 2009 compared to our cash used in operating activities for the three months ended November 30, 2008 decreased by $27,909, 76% largely due to payments made to creditors in 2008.

Our cash used in operating activities for the nine months ended November 30, 2009 compared to our cash used in operating activities for the nine months ended November 30, 2008 decreased by $6,597, 16% largely due to a recovery of mineral property acquisition cost in 2008.

Cash flow provided by financing activities

Our cash provided by financing activities for the three months ended November 30, 2009 compared to our cash provided by financing activities for the three months ended November 30, 2008 decreased by $51,031 or 100%, due to the sale of common shares for net proceeds of $50,000 and an advance by a related party of $1,031 in 2008.

Our cash provided by financing activities for the nine months ended November 30, 2009 compared to our cash provided by financing activities for the nine months ended November 30, 2008 decreased by $7,282 or 13% largely due to the repayment of advances from a related party. The 2009 financing was completed by issuing a $50,000 promissory note while the 2008 financing raise $50,000 by issuing common shares.

Cash Provided by Investing Activities

No cash was used in or provided by investing activities for either the three months or for the nine months ended November 30, 2009 or 2008.

Results of Operation

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine month period ended November 30, 2009.

Revenues

We have had no operating revenues since our inception on March 18, 2005 through to the period ended November 30, 2009. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

The tables below show our operating results for the three month and nine month periods ended November 30, 2009 and 2008.

	For the	For the	For the	For the
	three month	three month	nine month	nine month
	period ended	period ended	period ended	period ended
	30 November	30 November	30 November	30 November
	2009	2008	2009	2008
	$			$

Expenses
Bank charges and interest	62	126	234	160
Consulting fees	-	-	-	-
Filing fees	525	1,668	1,916	2,668
Interest expense	625	-	1,152	-
Investor relations	-	730	-	730
Legal and accounting fees	7,106	11,890	24,934	21,423
Licenses and permits	-	638	-	763
Management fees	3,000	3,000	9,000	9,000
Mineral property expenditures	-	-	-	-
Office expenses	5	294	48	439
Recovery from mineral property
acquisition costs	-	-	-	(5,000)
Rent	600	600	1,800	1,800
Transfer agent fees	825	1,368	2,550	2,955
Web site development	-	-	-	-
Write down of mineral property
acquisition costs	-	-	-	-

Net loss for the period	(12,748)	(20,314)	(41,634)	(34,938)

In the three month period ended November 30, 2009 our expenses decreased $7,566 or 37% relative to the three month period ended November 30, 2008, due to reductions in legal, accounting and filing fees in the period.

In the nine month period ended November 30, 2009 our expenses of increased by $6,696 or 19% relative to the nine month period ended November 30, 2008 due primarily to a $5,000 recovery of mineral property acquisition costs, higher accounting and legal fees, and higher interest expenses, offset by investor relation and filing fees in 2008.

Anticipated Cash Requirements

We continue to look for oil and gas opportunities in emerging North American shale plays such as the Marcellus Shale, the Mowry Shale, the Utica Shale and the Bakken Formation, among other as yet unidentified opportunities. We continue to look to hire veteran industry experts to expand our management team and better position our company in the oil and gas business.

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

We cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. As of November 30, 2009, our assets only consisted of cash and cash equivalents in the amount of $15,805. Management believes that our capital resources are not adequate to continue operating and maintaining our business strategy for the fiscal year ending February 28, 2010. Because we do not have sufficient assets or any revenue from operations, we do not believe that we will be able to raise capital from traditional lending sources. Although we have historically raised capital from sales of equity and issuing debt, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital in the near future, due to our liquidity problems, management expects that we will need to curtail or cease operations. These circumstances raise substantial doubt about our ability to continue as a going concern. Our independent auditors also included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern to their report on our financial statements for the year ended February 28, 2009, which are included in our annual report on Form 10-K filed on May 22, 2009.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of our fiscal year ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) of the Exchange Act are attached to this quarterly report on Form 10-Q.

PART II — OTHER INFORMATION

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

Risks Related to our Company

The recent global economic crisis resulted in reduced demand worldwide for oil and natural gas which, in turn, has lead to lower commodity prices. This has had an adverse impact on capital markets, making it more difficult for companies like ours to raise money to fund our operations. If the current global economic crisis continues, we may find it to be more difficult to raise money to pay for acquisitions and exploration activities.

Since October 2008, oil prices decreased by two thirds from their highest prices and natural gas prices have decreased as much as 50% but the costs of exploration, development and production have not yet adjusted to current economic conditions or the reduction in commodity prices. Prolonged, substantial decreases in oil and natural gas prices would likely have a material adverse effect on our business, financial condition and results of operations.

Capital and credit markets experienced unprecedented volatility and disruption during the last half of 2008 and the early part of 2009 and they continue to be unpredictable. Given the current levels of market volatility and disruption, the availability of funds from those markets has diminished substantially. Further, concerns about the stability of financial markets generally and the solvency of borrowers specifically has increased the cost of accessing the credit markets, as many lenders have raised interest rates, enacted tighter lending standards or altogether ceased to lend money.

Due to these capital and credit market conditions, we cannot be certain that funding will be available to us in amounts or on terms that we believe are acceptable.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We have not generated any revenue from operations since our incorporation. During the nine-month period ended November 30, 2009, we incurred a net loss of $41,634. From inception through November 30, 2009, we incurred an aggregate loss of $233,129. We anticipate that we will continue to incur operating expenses without generating any revenues unless and until we are able to identify, acquire and develop an oil and gas opportunity. In addition, we expect that our operating expenses will increase substantially over the next 12 months as we ramp-up our proposed oil and gas business. We estimate our average monthly expenses over the next 12 months to be approximately $60,000, including general and administrative expenses but excluding property acquisition costs and the cost of any exploration activities. On November 30, 2009, we had cash and cash equivalents of approximately $15,805. In order to fund our anticipated budget for the next 12 months, including property acquisition costs, we believe that we will need to raise approximately $1,100,000. This amount could increase if we encounter difficulties that we cannot anticipate at this time. As we cannot assure a lender that we will be able to successfully acquire, explore and exploit an oil or natural gas property, we will almost certainly find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from the sale of equity securities but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

Exhibit
No.	Description
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
3.2	By-laws (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
3.3	Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on September 15, 2008)
10.1	Option Agreement (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
10.2	Geological Summary Report (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
10.3	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 6, 2008)
10.4	Form of Private Placement Subscription Agreement dated June 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 16, 2009)
10.5	Form of promissory note dated June 15, 2009 (attached as an exhibit to our quarterly report on Form 10- Q filed on June 16, 2009)
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRIKER ENERGY CORP

/s/ Joseph Carusone
Joseph Carusone,
President, CEO, CFO, Secretary, Treasurer
and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

Date: January 14, 2010