Form 10-K
period 2010-02-28
Striker Energy Corp
filed 2010-05-05
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2010

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

Commission file number: 000-52218

STRIKER ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	20-2590810
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

901 – 360 Bay Street, Toronto, ON, Canada M5H 2V6
(Address of principal executive offices and Zip Code)

Registrant's telephone number, including area code: (416) 489-0093

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Nil	N/A

Securities registered pursuant to Section 12(g) of the Act

Common Stock, par value $0.0001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of  the Securities Act.
Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or of the Act.
Yes [ ] No [X]

Section 15(d) Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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
[X]

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
Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

10,106,000 shares of common stock at a price of $0.20 per share for an aggregate market value of $2,021,200.1

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

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 20,506,000 shares of common stock are issued and outstanding as of May 5, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

ii

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

We intend to add experts in finance, geology, engineering, and land management to better capitalize on the specific opportunities available to us. Our CEO is an engineer by training with experience in finance and oil and gas exploration and production. We intend to attract and retain additional specialists to address the specific market segment already identified and to cultivate additional value for shareholders. Specialists include geologists with experience identifying regions prospective for oil and gas in place, land managers capable of acquiring large contiguous blocks of land, and engineers who know how to advance exploration into production.

Research and Development Expenditures

We did not incur expenditures in research and development over the last fiscal year.

Employees

At present, we have no employees, other than our sole director and officer, who devotes his time as required to our business operations. Our President is not presently compensated for his services and does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, may adopt such plans in the future. There are presently no personal benefits available to any officers or directors.

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

We have not generated any revenue from operations since our incorporation. During the 12-month period ended February 28, 2010, we incurred a net loss of $58,201. From inception through February 28, 2010, we incurred an aggregate loss of $249,696.

We anticipate that we will continue to incur operating expenses without generating any revenues unless and until we are able to identify, acquire and develop an oil and gas opportunity. In addition, we expect that our operating expenses will increase substantially over the next 12 months as we ramp-up our proposed oil and gas business. We estimate our average monthly expenses over the next 12 months to be approximately $4,000, including general and administrative expenses but excluding property acquisition costs and the cost of any exploration activities. On February 28, 2010, we had cash and cash equivalents of approximately $6,760. In order to fund our anticipated budget for the next 12 months, including property acquisition costs, we believe that we will need to raise approximately $1.1 million. This amount could increase if we encounter difficulties that we cannot anticipate at this time. As we cannot assure a lender that we will be able to successfully acquire, explore and exploit an oil or natural gas property, we will almost certainly find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from the sale of equity securities but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our financial statements for the year ended February 28, 2010, which are included in this annual report on Form 10-K. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Executive Offices and Registered Agent

Our executive and head office is located at 901 – 360 Bay Street, Toronto, ON, Canada M5H 2V6. An officer and director of our company provides office and related services to us at no cost. The value has been estimated at $200 per month and under generally accepted accounting principles is recorded as contributions to capital and rent expense. We believe that this arrangement will be suitable for the next 12 months.

Our registered office for service in the State of Nevada is located at National Registered Agents, Inc. of NV, 1000 East William Street Suite 204, Carson City NV 89701.

Oil and Gas Properties

We do not currently own any oil and gas properties.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common shares are quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. Our symbol is “SKRY”, and our CUSIP number is 86332T 203. There were no trades of our shares of common stock made through the facilities of the OTC Bulletin Board during our fiscal years ended February 28, 2010 and 2009.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Transfer Online, Inc, 512 SE Salmon Street, Portland, OR 97214.

Holders of Common Stock

As of May 5, 2010, there were 25 holders of record of our common stock. As of such date, 20,506,000 shares were issued and outstanding.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans.

We do not have any stock compensation plans.

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	Nil	Nil	Nil

Recent sales of unregistered securities; use of proceeds from registered securities

Since the beginning of the fourth quarter of our fiscal year ended February 28, 2010, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K,

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table is a summary of purchases made by or on behalf of our company or any “affiliated purchaser,” of shares or other units of any class of our equity securities that is registered by the issuer pursuant to section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
None

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

Our financial condition for the12 months ended February 28, 2010 and 2009 and the changes between those periods for the respective items are summarized as follows:

We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Capital

	February 28,	February 28,
	2010	2009
Current Assets	$6,760	$2,448
Current Liabilities	5,500	9,163
Working Capital (deficit)	$1,260	$(6,715)

As of February 28, 2010 our working capital increased by 119% due largely to more cash on hand and a decrease in our current liabilities at February 28, 2010 versus February 28, 2009. We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

Cash Flows
	12 months	12 months
	ended	ended
	February 28,	February 28,
	2010	2009
Cash flow used in operating activities	$(44,560)	$(53,958)
Cash flow used in investing activities	-	-
Cash provided by financing activities	48,872	56,154
Net increase in cash	$4,312	$2,196

Cash Used in Operating Activities

As of February 28, 2010 our cash used in operating activities decreased by 21% due largely to reduced expenses in the year ended February 28, 2010 over the year ended February 28, 2009 excluding a one time recovery from mineral property acquisition costs recognized in the year ended February 28, 2009.

Cash Provided by Financing Activities

As of February 28, 2010 our cash provided by financing activities decreased by 13% due largely to a higher cost of capital for securities issued in the year ended February 28, 2010 versus those issued in the year ended February 28, 2009.

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

We intend to add experts in finance, geology, engineering, and land management contemporaneously with our identification of a prospective project to better capitalize on the specific opportunities available to us. Our CEO is an engineer by training with experience in finance and oil and gas exploration and production. We intend to attract and retain additional specialists to address the specific market segment already identified and to cultivate additional value for shareholders. Specialists include geologists with experience identifying regions prospective for oil and gas in place, land managers capable of acquiring large contiguous blocks of land, and engineers who know how to advance exploration into production.

Our plan of operation over the next 12 months is to identify a suitable natural gas, oil, or oil and natural gas opportunity and to raise sufficient capital to initiate exploration or development, and in turn to deploy capital to proceed with an exploration or development plan.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Bank charges and interest	$500
Filing fees	$3,000
Investor relations	$1,000
Legal and accounting fees	$36,000
Licenses and permits	$1,000
Mineral property expenditures	$1,000,000
Transfer agent fees	$4,000
Total:	$1,045,500

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Results of Operation

Revenues

We have had no operating revenues since our inception on March 18, 2005 through to the period ended February 28, 2010. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

The following summary of our results of operations should be read in conjunction with our audited financial statements.

Expenses

Our expenses for the 12 months ended February 28, 2010 and 2009 were as follows:

	Year Ended	Year Ended
	February 28, 2010	February 28, 2009
Expenses

Bank charges and interest	$294	$366
Consulting fees	-	-
Filing fees	1,915	3,004
Interest expense	1,777	-
Investor relations	-	730
Legal and accounting fees	36,394	35,021
Licenses and permits	-	763
Management fees	12,000	12,000
Mineral property expenditures	-	-
Office expense	46	443
Recovery from mineral property acquisition costs	-	(5,000)
Rent	2,400	2,400
Transfer agent fees	3,375	4,230
Web site development	-	-
Write down of mineral property acquisition costs	-	-
Total	$58,201	$53,957

In the 12 months ended February 28, 2010 our expenses increased 8% relative to the 12 month period ended February 28, 2009 due to a one time recovery from mineral property acquisition costs recognized in the year ended February 28, 2009.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations that provide financing, liquidity, market risk or credit risk support to us

Going Concern

Our audited financial statements and information for the period ended February 28, 2010 have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no revenues to date and have incurred net losses of approximately $58,201 during the 12 month period ended February 28, 2010 and approximately $249,696 from inception (March 18, 2005) through February 28, 2010. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

On February 28, 2010 we had cash of $6,760. Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for more than three months. If we are unable to raise additional capital in the near future, we expect that we will need to curtail operations, liquidate any assets that we might own, seek additional capital on less favorable terms and/or pursue other remedial measures. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Application of Critical Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments

Our financial instruments consist of cash and cash equivalents, accounts payable, amounts due to related parties and promissory note. Unless otherwise noted, it is management’s opinion that we are not exposed to significant interest or credit risks rising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

Oil and gas property

We follow the successful efforts method of accounting for its natural gas and oil activities. Under the successful efforts method, lease acquisition costs and all development costs are capitalized. Unproved properties are reviewed quarterly to determine if there has been impairment of the carrying value, and any such impairment is charged to expense in the period. Exploratory drilling costs are capitalized until the results are determined. If proved reserves are not discovered, the exploratory drilling costs are expensed. Other exploratory costs, such as seismic costs and other geological and geophysical expenses, are expensed as incurred. The provision for depreciation, depletion and amortization is based on the capitalized costs as determined above. Depreciation, depletion and amortization is on a cost center by cost center basis using the unit of production method, with lease acquisition costs amortized over total proved reserves and other costs amortized over proved developed reserves.

When circumstances indicate that proved properties may be impaired, we compare expected undiscounted future cash flows on a cost center basis to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on our estimate of future natural gas and oil prices and operating costs and anticipated production from proved reserves, are lower than the unamortized capitalized cost, then the capitalized cost is reduced to fair market value.

We amortize and impair natural gas and oil properties on a field-by-field cost center basis. Management believes this policy provides greater comparability with other successful efforts natural gas and oil companies by conforming to predominant industry practice. In addition, the field level is consistent with our operational and strategic assessment of its natural gas and oil investments.

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

Fair value of financial instruments and derivative financial instruments

The carrying amounts of cash and cash equivalents and current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

Long-lived assets

Our long-term assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”.

Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. Fair value is generally determined using a discounted cash flow analysis.

Derivative financial instruments

We have not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC 740, “Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We provide for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

We compute net loss per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 28 February 2010, 2009 and 2008, we have no items that represent a comprehensive loss and, therefore, have not included a schedule of comprehensive loss in the financial statements.

Segments of an enterprise and related information

ASC 280, “Segment Reporting”, establishes guidance for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. We have evaluated this Codification and do not believe it is applicable at this time.

Start-up expenses

We have adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with our formation have been included in our general and administrative expenses for the period from the date of inception on March 18, 2005 to February 28, 2010.

Foreign currency translation

Our functional and reporting currency is U.S. dollars. Our financial statements are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. We have not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

Changes in accounting policies

Fair Value Measurement and Disclosure

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurement and Disclosure (Topic 820) –Measuring Liabilities at Fair Value”, which provides valuation techniques to measure fair value in circumstances in which a quoted price in an active market for the identical liability is not available. The guidance provided in this update is effective 1 September 2009. The adoption of this guidance did not have a material impact on our financial statements.

The Accounting Standards Codification

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principle – a replacement of FASB Statement No. 162”. The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setter into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after 15 September 2009. The adoption of the Codification changed our references to U.S. GAAP accounting standards but did not impact our results of operations, financial position or liquidity.

Subsequent Events

In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855, “Subsequent Events”, is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The new guidance was effective on a prospective basis for interim or annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our financial statements.

Convertible Debt

In May 2008, the FASB issued new guidance for accounting for convertible debt instruments that may be settled in cash. The new guidance, which is now part of ASC 470-20, “Debt with Conversion and Other Options” requires the liability and equity components to be separately accounted for in a manner that will reflect the entity’s nonconvertible debt borrowing rate. We will allocate a portion of the proceeds received from the issuance of convertible notes between a liability and equity component by determining the fair value of the liability component using our nonconvertible debt borrowing rate. The difference between the proceeds of the notes and the fair value of the liability component will be recorded as a discount on the debt with a corresponding offset to paid-in capital. The resulting discount will be accreted by recording additional non-cash interest expense over the expected life of the convertible notes using the effective interest rate method. The new guidance was to be applied retrospectively to all periods presented upon those fiscal years. The adoption of this guidance did not have a material impact on our financial statements.

Useful Life of Intangible Assets

In April 2008, the FASB issued new guidance for determining the useful life of an intangible asset, the new guidance, which is now part of ASC 350, “Intangibles – Goodwill and Other”. In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives. The new guidance was effective for financial statements issued for fiscal years beginning after 15 December 2008. The adoption of this guidance did not have a material impact on our financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now part of ASC 815, “Derivatives and Hedging Activities”, requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The new guidance was effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged. The adoption of this guidance did not have a significant impact on our financial statements.

Business Combinations

In December 2007, the FASB issued revised guidance for accounting for business combinations. The revised guidance, which is now part of ASC 805, “Business Combination”, requires the fair value measurement of assets acquired, liabilities assumed and any non-controlling interest in the acquiree, at the acquisition date with limited exceptions. Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed. The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition. Under the revised guidance, those costs are recognized in the statement of income separately from the business combination. The revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this guidance did not have a material impact on our financial statements.

Recent accounting pronouncements

From June 2009 to October 2009, the Financial Accounting Standards Board (“FASB”) issued various updates, Accounting Standard Update (“ASU”) No. 2009-2 through ASU No. 2009-15, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities. These updates have no current applicability to us or their effect on the financial statements is insignificant.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model. The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. SFAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative. SFAS No. 167 is effective 1 January 2010. We do not expect that the adoption of SFAS No. 167 will have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfer of Financial Assets – an amendment of FASB Statement”. SFAS No. 166 removes the concept of a qualifying special-purpose entity from ASC 860-10, “Transfers and Servicing”, and removes the exception from applying ASC 810-10, “Consolidation”. These statements also clarify the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. SFAS No. 166, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative. This statement is effective January 1, 2010. We do not expect that the adoption of SFAS No. 166 will have a material impact on our financial statements.

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, we would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. We are currently assessing the potential impact of IFRS on our financial statements and will continue to follow the proposed roadmap for future developments.

Mineral Property

On September 28, 2005, We entered into a mineral property option agreement with an unrelated third party, wherein we could acquire 50% of the rights, title and interests in and to the Bald Mountain Claims in Nye County, Nevada (the “Bald Mountain Claims”) by paying $5,000 in cash on signing (paid), $5,000 on the second anniversary of the agreement (accrued), $10,000 on the third anniversary of the agreement and to complete exploration expenditures totalling $500,000 by September 28, 2010.

During the year ended February 28, 2009, we abandoned its interest in the Bald Mountain Claims and recorded a recovery of mineral property acquisition costs of $5,000. This amount was previously recorded as payable on September 28, 2007.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Striker Energy Corp.
(An Exploration Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
28 February 2010

JAMES STAFFORD
James Stafford, Inc.
Chartered Accountants
Suite 350 – 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Striker Energy Corp.
(An Exploration Stage Company)

We have audited the balance sheets of Striker Energy Corp. (An Exploration Stage Company) (the “Company”) as at 28 February 2010 and 2009, and the related statements of operations, cash flows and changes in stockholders’ deficiency for each of the years in the three-year period ended 28 February 2010 and for the period from the date of inception on 18 March 2005 to 28 February 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 28 February 2010 and 2009 and the results of its operations, its cash flows and its changes in stockholders’ deficiency for each of the years in the three-year period ended 28 February 2010 and for the period from the date of inception on 18 March 2005 to 28 February 2010 in conformity with accounting principles generally accepted in the United States of America.

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

26 April 2010, except for Note 11, as to which the date is 4 May 2010.

Striker Energy Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	As at 28	As at 28
	February	February
	2010	2009
	$	$

Assets

Current
Cash and cash equivalents	6,760	2,448

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	5,500	8,035
Due to related parties (Note 6)	-	1,128

	5,500	9,163

Promissory note (Note 5)	51,777	-

	57,277	9,163

Stockholders’ deficiency
Capital stock (Note 8)
Authorized 150,000,000 common shares, par value $0.0001
Issued and outstanding 28 February 2010 – 20,506,000 common shares, par value $0.0001 28 February 2009 – 20,506,000 common shares, par value $0.0001	2,056	2,056
Additional paid-in capital	197,123	182,724
Deficit, accumulated during the exploration stage	(249,696)	(191,495)

	(50,517)	(6,715)

	6,760	2,448

Nature and Continuance of Operations (Note 1) and Subsequent Event (Note 11)

On behalf of the Board:

“Joseph Carusone” Director
Joseph Carusone

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	Cumulative
	amounts
	from the
	date of	For the	For the	For the
	inception on	year	year	year
	18 March	ended	ended	ended
	2005 to 28	28	28	29
	February	February	February	February
	2010	2010	2009	2008
	$	$	$	$
Expenses

Bank charges and interest	1,327	294	366	250
Consulting fees	10,176	-	-	-
Filing fees	8,769	1,915	3,004	2,450
Interest expense (Note 5)	1,777	1,777	-	-
Investor relations	730	-	730	-
Legal and accounting fees	128,032	36,394	35,021	24,449
Licenses and permits	8,068	-	763	2,650
Management fees (Notes 7, 8 and 10)	45,000	12,000	12,000	12,000
Mineral property expenditures	15,124	-	-	12,124
Office expense	618	46	443	101
Recovery from mineral property acquisition costs (Notes 3 and 10)	(5,000)	-	(5,000)	-
Rent (Notes 7, 8 and 10)	10,200	2,400	2,400	2,400
Transfer agent fees	13,036	3,375	4,230	3,579
Web site development	1,839	-	-	408
Write down of mineral property acquisition costs (Note 3)	10,000	-	-	5,000

Net loss for the period	(249,696)	(58,201)	(53,957)	(65,411)

Basic and diluted loss per common share		(0.003)	(0.003)	(0.003)

Weighted average number of common shares used in per share calculations		20,506,000	20,162,164	19,967,748

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	Cumulative
	amounts from
	the date of	For the	For the	For the
	inception on	year	year	year
	18 March	ended	ended	ended
	2005 to	28	28	29
	28 February	February	February	February
	2010	2010	2009	2008
	$	$	$	$

Cash flows used in operating activities
Net loss for the period	(249,696)	(58,201)	(53,957)	(65,411)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related parties – expenses (Notes 7, 8 and 10)	55,200	14,399	14,400	14,400
Contributions to capital by related party – forgiveness of debt (Notes 6, 7 and 10)	38,950	-	-	-
Common shares issued for services (Note 8)	30	-	-	-
Accrued interest (Note 5)	1,777	1,777	-	-
Recovery from mineral property acquisition cost (Notes 3 and 10)	(5,000)	-	(5,000)	-
Write down of mineral property acquisition costs (Note 3)	10,000	-	-	5,000
Increase (decrease) in accounts payable and accrued liabilities	10,499	(2,535)	(9,401)	7,671

	(138,240)	(44,560)	(53,958)	(38,340)

Cash flows used in financing activities
Increase (decrease) in due to related parties (Notes 6 and 7)	-	(1,128)	6,154	19,224
Promissory note (Note 5)	50,000	50,000	-	-
Common shares returned to treasury (Note 8)	(5,000)	-	-	(5,000)
Common shares issued for cash (Note 8)	110,000	-	50,000	5,000

	155,000	48,872	56,154	19,224

Cash flows from investing activities
Acquisition of mineral property interest (Note 3)	(10,000)	-	-	(5,000)

Increase (decrease) in cash and cash equivalents	6,760	4,312	2,196	(24,116)

Cash and cash equivalents, beginning of period	-	2,448	252	24,368

Cash and cash equivalents, end of period	6,760	6,760	2,448	252

Supplemental Disclosures with Respect to Cash Flows (Note 10)

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)

				Deficit,
				accumulated
	Number of		Additional	during the	Total
	shares	Capital	paid-in	exploration	stockholders’
	issued	stock	capital	stage	deficiency
		$	$	$	$
Balance at 18 March 2005 (inception)
Restricted common shares issued for cash ($0.0005 per share) – September 2005 (Note 8)	10,000,000	1,000	4,000	-	5,000
Contributions to capital by related parties – expenses (Notes 7, 8 and 10)	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance at 28 February 2006	10,000,000	1,000	4,600	(21,237)	(15,637)
Common shares issued for cash ($0.005 per share) – May 2006 (Note 8)	10,000,000	1,000	49,000	-	50,000
Common shares issued for services ($0.005 per share) – August 2006 and February 2007 (Note 8)	6,000	6	24	-	30
Contributions to capital by related parties – expenses (Notes 7, 8 and 10)	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance at 28 February 2007	20,006,000	2,006	65,024	(72,127)	(5,097)
Contributions to capital by related parties – expenses (Notes 7, 8 and 10)	-	-	14,400	-	14,400
Common shares returned to treasury and cancelled for cash ($0.005 per share) – April 2007 (Note 8)	(1,000,000)	(100)	(4,900)	-	(5,000)
Common shares issued for cash ($0.01 per share) – May 2007 (Note 8)	1,000,000	100	4,900	-	5,000
Net loss for the year	-	-	-	(65,411)	(65,411)

Balance at 29 February 2008	20,006,000	2,006	79,424	(137,538)	(56,108)
Contributions to capital by related parties – expenses (Notes 7, 8 and 10)	-	-	14,400	-	14,400
Contributions to capital by related parties – loan forgiveness (Notes 6, 7 and 10)	-	-	38,950	-	38,950
Common shares issued for cash ($0.10 per share) – November 2008 (Note 8)	500,000	50	49,950	-	50,000
Net loss for the year	-	-	-	(53,957)	(53,957)

Balance at 28 February 2009	20,506,000	2,056	182,724	(191,495)	(6,715)
Contributions to capital by related parties – expenses (Notes 7, 8 and 10)	-	-	14,399	-	14,399
Net loss for the year	-	-	-	(58,201)	(58,201)

Balance at 28 February 2010	20,506,000	2,056	197,123	(249,696)	(50,517)

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
28 February 2010

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

The Company’s financial statements as at 28 February 2010 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $58,201 for the year ended 28 February 2010 (28 February 2009 – $53,957, 29 February 2008 –$65,411) and working capital at 28 February 2010 of $1,260 (28 February 2009 – working capital deficit of $6,715).

Effective 12 September 2008, the Company completed a forward stock split by the issuance of two new common shares for each one outstanding common share of the Company. Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on retroactive basis (Note 8).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. As at 28 February 2010, the Company’s assets only consisted of cash and cash equivalents in the amount of $6,760. Management believes that the Company’s capital resources are not adequate to continue operating and maintaining its business strategy for the fiscal year ending 28 February 2011. Because the Company does not have any assets or revenue from operations, it does not believe it will be able to raise capital from traditional lending sources. Although the Company has historically raised capital from sales of equity, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail or cease operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Striker Energy Corp.
(An Exploration Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
28 February 2010

As at 28 February 2010, the Company was not currently fully engaged in an operating business and expects to incur exploration stage operating losses for the next year to eighteen months. It intends to rely on officers and directors to perform essential functions with minimal compensation until a business operation can be fully commenced. Management believes the Company will be able to raise sufficient capital to implement its business plan, and thus will continue as a going concern during this period while its plans are implemented.

2.	Significant Accounting Policies and Recent Accounting Pronouncements

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America applicable to exploration stage enterprises (U.S. GAAP). The functional currency is the U.S. dollar and the financial statements are presented in U.S. dollars.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable, amounts due to related parties and promissory note. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks rising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

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

Basic and diluted net loss per share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 28 February 2010, 2009 and 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Striker Energy Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

Segments of an enterprise and related information

ASC 280, “Segment Reporting”, establishes guidance for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. ASC 280 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this Codification and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 18 March 2005 to 28 February 2010.

Foreign currency translation

The Company’s functional and reporting currency is U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with ASC 830, “Foreign Currency Matters.” Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

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

Subsequent Events

In May 2009, the FASB issued new guidance for accounting for subsequent events. The new guidance, which is now part of ASC 855, “Subsequent Events”, is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The new guidance was effective on a prospective basis for interim or annual reporting periods ending after 15 June 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

Striker Energy Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

Useful Life of Intangible Assets

In April 2008, the FASB issued new guidance for determining the useful life of an intangible asset, the new guidance, which is now part of ASC 350, “Intangibles – Goodwill and Other”. In determining the useful life of intangible assets, ASC 350 removes the requirement to consider whether an intangible asset can be renewed without substantial cost of material modifications to the existing terms and conditions and, instead, requires an entity to consider its own historical experience in renewing similar arrangements. ASC 350 also requires expanded disclosure related to the determination of intangible asset useful lives. The new guidance was effective for financial statements issued for fiscal years beginning after 15 December 2008. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued new guidance on the disclosure of derivative instruments and hedging activities. The new guidance, which is now part of ASC 815, “Derivatives and Hedging Activities”, requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The new guidance was effective prospectively for financial statements issued for fiscal years beginning after 15 November 2008, with early application encouraged. The adoption of this guidance did not have a significant impact on the Company’s financial statements.

Business Combinations

In December 2007, the FASB issued revised guidance for accounting for business combinations. The revised guidance, which is now part of ASC 805, “Business Combination”, requires the fair value measurement of assets acquired, liabilities assumed and any noncontrolling interest in the acquiree, at the acquisition date with limited exceptions. Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed. The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition. Under the revised guidance, those costs are recognized in the statement of income separately from the business combination. The revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after 15 December 2008. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Recent accounting pronouncements

From June 2009 to October 2009, the Financial Accounting Standards Board (“FASB”) issued various updates, Accounting Standard Update (“ASU”) No. 2009-2 through ASU No. 2009-15, which contain technical corrections to existing guidance or affect guidance to specialized industries or entities. These updates have no current applicability to the Company or their effect on the financial statements is insignificant.

Striker Energy Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, “Amendments to FASB Interpretation No. 46(R)”. SFAS No. 167, which amends ASC 810-10, “Consolidation”, prescribes a qualitative model for identifying whether a company has a controlling financial interest in a variable interest entity (“VIE”) and eliminates the quantitative model. The new model identifies two primary characteristics of a controlling financial interest: (1) provides a company with the power to direct significant activities of the VIE, and (2) obligates a company to absorb losses of and/or provides rights to receive benefits from the VIE. SFAS No. 167 requires a company to reassess on an ongoing basis whether it holds a controlling financial interest in a VIE. A company that holds a controlling financial interest is deemed to be the primary beneficiary of the VIE and is required to consolidate the VIE. SFAS No. 167, which is referenced in ASC 105-10-65, has not yet been adopted into the Codification and remains authoritative. SFAS No. 167 is effective 1 January 2010. The Company does not expect that the adoption of SFAS No. 167 will have a material impact on its financial statements.

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

Issued on 15 June 2009, the promissory note demand bears interest at five percent (5%) per annum on the principal balance and is secured by a general charge on the assets of the Company. The principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 5% per annum commencing on the date of this promissory note and payable at maturity. When not in default the promissory note and accrued interest can be repaid in whole or in part without notice or bonus. During the year ended 28 February 2010, the Company accrued interest expense of $1,777. The balance as at 28 February 2010 consists of principal and accrued interest of $50,000 (28 February 2009 – $Nil) and $1,777 (28 February 2009 – $Nil), respectively.

6.	Due to Related Parties

The amount due to related party at 28 February 2010 was $Nil (28 February 2009 – $1,128). During the year ended 28 February 2010, the Company repaid $1,128 owed to an officer and director of the Company (Note 7).

During the year ended 28 February 2010, two former officers and directors of the Company forgave loans to the Company totaling $Nil (28 February 2009 – $38,950). This loan forgiveness has been recorded as contributions to capital of the Company (Notes 7 and 10).

7.	Related Party Transactions

During the year ended 28 February 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $12,000 (28 February 2009 – $12,000, 29 February 2008 – $12,000, cumulative – $45,000) and for rent in the amount of $2,400 (28 February 2009 – $2,400, 29 February 2008 – $2,400, cumulative – $10,200) (Notes 6, 8 and 10).

During the year ended 28 February 2010, the Company repaid $1,128 owed to an officer and director of the Company (Note 6).

During the year ended 28 February 2010, two former officers and directors of the Company forgave loans to the Company totaling $Nil (28 February 2009 – $38,950). This loan forgiveness has been recorded as contributions to capital of the Company (Notes 6 and 10).

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

During the year ended 28 February 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $12,000 (28 February 2009 –$12,000, cumulative $45,000) and for rent in the amount of $2,400 (28 February 2009 – $2,400, cumulative – $10,200) (Notes 6, 7 and 10).

Striker Energy Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

9.	Income Taxes

The Company has losses carried forward for income tax purposes to 28 February 2010. There are no current or deferred tax expenses for the year ended 28 February 2010 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the	For the
	year ended	year ended
	28 February	28 February
	2010	2009
	$	$

Refundable federal tax asset attributable to:
Current operations	19,788	18,345
Contributions to capital by related parties	(4,896)	(4,896)
Forgiveness of related party debt (Notes 6, 7 and 10)	-	(13,243)
Less: Change in valuation allowance	(14,892)	(206)

Net refundable amount	-	-

Striker Energy Corp.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

The composition of the Company’s deferred tax assets as at 28 February 2010 and 2009 is as follows:

	28 February	28 February
	2010	2009
	$	$

Net operating loss carryforward	155,516	111,715

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	52,875	37,983
Less: Valuation allowance	(52,875)	(37,983)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 28 February 2010, the Company has an unused net operating loss carry-forward balance of approximately $155,516 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires through 2026 and 2030.

10.	Supplemental Disclosures with Respect to Cash Flows

Cumulative
amounts from
the date of
inception on
	18 March	For the year	For the year	For the year
	2005 to	ended	ended	ended
	28 February	28 February	28 February	29 February
	2010	2010	2009	2008
	$	$	$	$

Cash paid during the period for interest	-	-	-	-
Cash paid during the period for income taxes	-	-	-	-

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

During the year ended 28 February 2009, two former officers and directors of the Company forgave loans to the Company totaling $38,950. This loan forgiveness has been recorded as contributions to capital (Notes 6 and 7).

During the year ended 28 February 2009, the Company abandoned it interest in the Bald Mountain Claims and recorded a recovery of mineral property acquisition costs of $5,000. This amount was previously recorded as payable on 28 September 2007 (Note 3).

During the year ended 28 February 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $12,000 (28 February 2009 –$12,000, cumulative – $45,000) and for rent in the amount of $2,400 (28 February 2009 – $2,400, cumulative – $10,200) (Notes 7 and 8).

11.	Subsequent Event

There are no subsequent events during the period from the year ended 28 February 2010 to the date the financial statements were available to be issued on 4 May 2010.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting officer to allow timely decisions regarding required disclosure.

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

Internal control over financial reporting

Management's annual report on internal control over financial reporting

Our management, including our principal executive officer, principal financial officer and our Board of Directors, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of February 28, 2010. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of February 28, 2010 and that there were no material weaknesses in our internal control over financial reporting.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

As at May 5, 2010, our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Joseph Carusone	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	45	August 18, 2008

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

We believe Mr. Carusone is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

Involvement in Certain Legal Proceedings

Our director and executive officer has not been involved in any of the following events during the past ten years:

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

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2010, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

We have not yet adopted a Code of Ethics.

At such time as we initiate operations, we will carefully consider adopting a Code of Ethics consistent with the standards proscribed by pertinent authorities.

Corporate Governance

Term of Office

Each director of our company is to serve for a term of one year ending on the date of subsequent annual meeting of stockholders following the annual meeting at which such director was elected. Notwithstanding the foregoing, each director is to serve until his successor is elected and qualified or until his death, resignation or removal. Our board of directors is to elect our officers and each officer is to serve until his successor is elected and qualified or until his death, resignation or removal.

Committees of the Board

Our board of directors held no formal meetings during the year ended February 28, 2010. All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held.

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

Director Independence

Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or employee of the company. Because Joseph Carusone, our sole director, is also our executive officer, we determined that we do not have an “independent director” as that term is defined by NASDAQ Marketplace Rule 5605(a)(2).

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended February 28, 2010; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended February 28, 2010 and 2009, are set out in the following summary compensation table:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Joseph Carusone President, CEO, CFO, Secretary Treasurer, and Director	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Employment Agreements

We have not entered into any employment agreement or consulting agreement with our directors and executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of February 28, 2010.

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Joseph Carusone President, CEO, CFO, Secretary Treasurer, and Director	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Compensation of Directors

Our board of directors has received no compensation to date and there are no plans to compensate them in the near future, unless and until we begin to realize revenues and become profitable in our business operations.

The table below shows the compensation of our directors for our last completed fiscal year ended February 28, 2010:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Joseph Carusone	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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
	901 - 360 Bay Street
	Toronto, ON M5H 2V6

1 Percentage of ownership is based on 20,506,000 common shares issued and outstanding as of May 5, 2010. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
2 Mr. Carusone is the President and a director of OPEX Energy Inc. and holds voting and dispositive control over these shares.

Changes in Control

We are unaware of any arrangement, the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

There has been no transaction, since March 1, 2008, or currently proposed transaction, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any of our directors or officers;

(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock; and

(iii)	Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for professional services rendered by James Stafford, Chartered Accountants, our independent registered public accounting firm, for the years ended February 28, 2010 and 2009:

Fees	2010	2009
Audit Fees	$4,212 $	4,188
Audit Related Fees	8,822	5,761
Tax Fees	834	Nil
Other Fees	Nil	Nil
Total Fees	$13,868 $	9,949

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

Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our sole director before the respective services were rendered.

Our board of directors have considered the nature and amount of fees billed by James Stafford and believe that the provision of services for activities unrelated to the audit is compatible with maintaining James Stafford’s independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

By:

/s/ Joseph Carusone
Joseph Carusone
President, Chief Executive Officer Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) Date: May 5, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph Carusone
Joseph Carusone
President, Chief Executive Officer Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer) Date: May 5, 2010