Form 10-Q
period 2010-05-31
Striker Energy Corp
filed 2010-06-28
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to _____________

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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date
22,006,000 shares of common stock are issued and outstanding as of June 25, 2010.

- ii -

- iii -

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Striker Energy Corp.
(A Development Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2010

Striker Energy Corp.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

		As at 28
		February
	As at 31	2010
	May 2010	(Audited)
	$	$

Assets

Current
Cash and cash equivalents	2,092	6,760

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	13,121	5,500

Promissory note (Note 5)	52,402	51,777

	65,523	57,277

Stockholders’ deficiency
Capital stock (Note 7)
Authorized 150,000,000 common shares, par value $0.0001
Issued and outstanding 31 May 2010 – 20,506,000 common shares, par value $0.0001 28 February 2010 – 20,506,000 common shares, par value $0.0001	2,056	2,056
Additional paid-in capital	200,723	197,123
Deficit, accumulated during the development stage	(266,210)	(249,696)

	(63,431)	(50,517)

	2,092	6,760

Nature and Continuance of Operations (Note 1) and Subsequent Events(Note 10)

On behalf of the Board:

“Joseph Carusone” Director
Joseph Carusone

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period
	from the date
	of inception on	For the three	For the three
	18 March	month period	month period
	2005 to 31	ended 31	ended 31
	May 2010	May 2010	May 2009
	$	$	$

Expenses
Bank charges and interest	1,389	62	80
Consulting fees	10,176	-	-
Filing fees	9,512	743	862
Interest expense (Note 5)	2,402	625	-
Investor relations	730	-	-
Legal and accounting fees	138,278	10,246	5,219
Licenses and permits	8,068	-	-
Management fees (Notes 6, 7 and 9)	48,000	3,000	3,000
Mineral property expenditures	15,124	-	-
Office expenses	618	-	43
Recovery from mineral property acquisition costs (Notes 3 and 9)	(5,000)	-	-
Rent (Notes 6, 7 and 9)	10,800	600	600
Transfer agent fees	14,274	1,238	900
Web site development	1,839	-	-
Write down of mineral property acquisition costs (Notes 3 and 9)	10,000	-	-

Net loss for the period	(266,210)	(16,514)	(10,704)

Basic and diluted loss per common share		(0.001)	(0.001)

Weighted average number of common shares used in per share calculations		20,506,000	20,506,000

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period
	from the date
	of inception on	For the three	For the three
	18 March 2005	month period	month period
	to 31 May	ended 31 May	ended 31 May
	2010	2010	2009
	$	$	$

Cash flows used in operating activities
Net loss for the period	(266,210)	(16,514)	(10,704)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related parties – expenses (Notes 6, 7 and 9)	58,800	3,600	3,600
Contributions to capital by related party – forgiveness of debt (Note 9)	38,950	-	-
Common shares issued for services (Note 7)	30	-	-
Accrued interest (Note 5)	2,402	625	-
Recovery from mineral property acquisition cost (Notes 3 and 9)	(5,000)	-	-
Write down of mineral property acquisition costs (Note 3)	10,000	-	-
Increase in accounts payable and accrued liabilities	18,120	7,621	4,454

	(142,908)	(4,668)	(2,650)

Cash flows from financing activities
Increase in due to related party	-	-	647
Promissory note (Note 5)	50,000	-	-
Common shares returned to treasury (Note 7)	(5,000)	-	-
Common shares issued for cash (Note 7)	110,000	-	-

	155,000	-	647

Cash flows used in investing activities
Acquisition of mineral property interest (Note 3)	(10,000)	-	-

Increase (decrease) in cash and cash equivalents	2,092	(4,668)	(2,003)

Cash and cash equivalents, beginning of period	-	6,760	2,448

Cash and cash equivalents, end of period	2,092	2,092	445

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit,
				accumulated
			Additional	during the	Total
	Number of	Capital	paid-in	development	stockholders’
	shares issued	stock	capital	stage	deficiency
		$	$	$	$
Balance at 18 March 2005 (inception)
Restricted common shares issued for cash ($0.0005 per share) – September 2005 (Note 7)	10,000,000	1,000	4,000	-	5,000
Contributions to capital by related parties – expenses	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance at 28 February 2006	10,000,000	1,000	4,600	(21,237)	(15,637)
Common shares issued for cash ($0.005 per share) – May 2006 (Note 7)	10,000,000	1,000	49,000	-	50,000
Common shares issued for services ($0.005 per share) – August 2006 and February 2007 (Note 7)	6,000	6	24	-	30
Contributions to capital by related parties – expenses	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance at 28 February 2007	20,006,000	2,006	65,024	(72,127)	(5,097)
Contributions to capital by related parties – expenses	-	-	14,400	-	14,400
Common shares returned to treasury and cancelled for cash ($0.005 per share) – April 2007 (Note 7)	(1,000,000)	(100)	(4,900)	-	(5,000)
Common shares issued for cash ($0.01 per share) – May 2007 (Note 7)	1,000,000	100	4,900	-	5,000
Net loss for the year	-	-	-	(65,411)	(65,411)

Balance at 29 February 2008	20,006,000	2,006	79,424	(137,538)	(56,108)
Contributions to capital by related parties – expenses	-	-	14,400	-	14,400
Contributions to capital by related parties – loan forgiveness (Note 9)	-	-	38,950	-	38,950
Common shares issued for cash ($0.10 per share) – November 2008 (Note 7)	500,000	50	49,950	-	50,000
Net loss for the year	-	-	-	(53,957)	(53,957)

Balance at 28 February 2009	20,506,000	2,056	182,724	(191,495)	(6,715)
Contributions to capital by related parties – expenses	-	-	14,399	-	14,399
Net loss for the year	-	-	-	(58,201)	(58,201)

Balance at 28 February 2010	20,506,000	2,056	197,123	(249,696)	(50,517)
Contributions to capital by related parties – expenses (Notes 6, 7 and 9)	-	-	3,600	-	3,600
Net loss for the period	-	-	-	(16,514)	(16,514)

Balance at 31 May 2010	20,506,000	2,056	200,723	(266,210)	(63,431)

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2010

1.	Nature and Continuance of Operations

Striker Energy Corp. (the “Company”) was incorporated under the laws of the State of Nevada on 18 March 2005 and the Company intended to engage in the acquisition and exploration of mineral properties. On 28 September 2005, the Company entered into a mineral property option agreement with an unrelated third party (the “Seller”), wherein the Company would acquire 50% of the rights, title and interests in and to the Bald Mountain Claims in Nevada. Early in the summer of 2008, the Company abandoned its efforts to acquire the Bald Mountain Claims with a notice to the Seller. The Company transitioned its business from mineral property exploration to oil and natural gas exploration. Effective 28 May 2010, the Company entered into a consulting agreement with Dr. Cameron Durrant, a related party, to assist management in the identification of opportunities available to the Company in the pharmaceutical industry and to recommend terms of potential acquisitions (Note 6).

The Company is a development stage enterprise, as defined in Accounting Standards Codification (the “Codification” or “ASC”) 915-10, “Development Stage Entities”. The Company is devoting all of its present efforts securing and establishing a new business. Its planned principle operations have not commenced, and, accordingly, no revenue has been derived during the organization period. The Company was previously an exploration stage company in the business of oil and natural gas exploration.

The Company’s financial statements as at 31 May 2010 and for the three month period ended 31 May 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $16,514 for the three month period ended 31 May 2010 (31 May 2009 – $10,704, cumulative – $266,210) and has a working capital deficit at 31 May 2010 of $11,029 (28 February 2010 – working capital of $1,260).

Effective 12 September 2008, the Company completed a forward stock split by the issuance of two new common shares for each one outstanding common share of the Company. Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on retroactive basis (Note 7).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. As at 31 May 2010, the Company’s assets only consisted of cash and cash equivalents in the amount of $2,092. Management believes that the Company’s capital resources are not adequate to continue operating and maintaining its business strategy for the fiscal year ending 28 February 2011. Because the Company does not have any assets or revenue from operations, it does not believe it will be able to raise capital from traditional lending sources. Although the Company has historically raised capital from sales of equity, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail or cease operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As at 31 May 2010, the Company was not currently fully engaged in an operating business and expects to incur operating losses for the next year to eighteen months. It intends to rely on officers and directors to perform essential functions with minimal compensation until a business operation can be fully commenced. Management believes the Company will be able to raise sufficient capital to implement its business plan, and thus will continue as a going concern during this period while its plans are implemented.

Striker Energy Corp.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2010

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”). The functional currency is the U.S. dollar, and the financial statements are presented in U.S. dollars.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and promissory note. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks rising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

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

The Company is no longer in the process of acquiring an oil and gas property and has no property at this time.

Striker Energy Corp.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2010

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

Fair value of financial instruments and derivative financial instruments

The carrying amounts of cash and cash equivalents, accounts payable and promissory note approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

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

Striker Energy Corp.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2010

Basic and diluted net loss per share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per Share”. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Comprehensive loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 May 2010, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Start-up expenses

The Company has adopted ASC 720-15, “Start-Up Costs”, which requires that costs associated with startup activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 18 March 2005 to 31 May 2010.

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

Foreign currency translations

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
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2010

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

Recent accounting pronouncements

In February 2010, FASB issued ASU 2010-9 “Subsequent Events” (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-9 requires an entity that is a Securities and Exchange Commission (“SEC”) filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC’s requirements. ASU 2010-9 is effective upon issuance of the final update. The adoption of ASU 2010-9 has no material impact on the financial statements.

In January 2010, FASB issued ASU 2010-6, “Improving Disclosures about Fair Measurements". ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after 15 December 2010. The Company does not expect the adoption of ASU 2010-9 to have a material impact on the financial statements.

International Financial Reporting Standards

In November 2008, the SEC issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

3.	Mineral Properties

On 28 September 2005, the Company entered into a mineral property option agreement with an unrelated third party, wherein the Company could acquire 50% of the rights, title and interests in and to the Bald Mountain Claims in Nye County, Nevada (the “Bald Mountain Claims”) by paying $5,000 in cash on signing (paid), $5,000 on the second anniversary of the agreement (accrued), $10,000 on the third anniversary of the agreement and to complete exploration expenditures totalling $500,000 by 28 September 2010. During the year ended 28 February 2006, the Company recorded a write down of mineral property acquisition costs of $5,000 related to the Bald Mountain Claims (Note 9).

During the year ended 29 February 2008, the Company incurred mineral property acquisition costs of $5,000 related to Bald Mountain Claims. This amount was initially capitalized as a tangible asset. During the year ended 29 February 2008, the Company recorded a write down of mineral property acquisition costs of $5,000 related to the Bald Mountain Claims (Note 9).

Striker Energy Corp.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2010

During the year ended 28 February 2009, the Company abandoned its interest in the Bald Mountain Claims and recorded a recovery of mineral property acquisition costs of $5,000. This amount was previously recorded as payable on 28 September 2007 (Note 9).

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.	Promissory Note

	31 May	28 February
	2010	2010
		(Audited)
	$	$
Issued on 15 June 2009, the promissory note, bearing interest at five percent (5%) per annum on the principal balance, is due on 15 June 2011 and is secured by a general charge on the assets of the Company. The principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 5% per annum commencing on the date of this promissory note and payable at maturity. When not in default the promissory note and accrued interest can be repaid in whole or in part without notice or bonus. During the three month period ended 31 May 2010, the Company accrued interest expense of $625 (31 May 2009 – $Nil, cumulative – $2,402). The balance as at 31 May 2010 consists of principal and accrued interest of $50,000 (28 February 2010 – $50,000) and $2,402 (28 February 2010 – $1,777), respectively.	52,402	51,777

6.	Related Party Transactions

During the three month period ended 31 May 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $3,000 (31 May 2009 - $3,000, cumulative –$48,000) and for rent in the amount of $600 (31 May 2009 – $600, cumulative – $10,800) (Notes 7 and 9).

Effective 28 May 2010, the Company entered into a consulting agreement with a shareholder of the Company to assist management in the identification of opportunities available to the Company in the healthcare industry and to recommend terms of potential acquisitions. Under the agreement, the Company will compensate the shareholder on a time-spent basis at the rate of $1,000 per day, plus reimbursement of reasonable associated expenses (Note 1).

During the three month period ended 31 May 2010, the Company paid or accrued $Nil (31 May 2009 –$Nil, cumulative – $Nil) of consulting expense to a shareholder of the Company.

Striker Energy Corp.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2010

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

During the three month period ended 31 May 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $3,000 (31 May 2009 – $3,000, cumulative –$48,000) and for rent in the amount of $600 (31 May 2009 – $600, cumulative – $10,800) (Notes 6 and 9).

Striker Energy Corp.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2010

8.	Income Taxes

The Company has losses carried forward for income tax purposes to 31 May 2010. There are no current or deferred tax expenses for the period ended 31 May 2010 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the three	For the three
	month period	month period
	ended 31	ended 31
	May 2010	May 2009
	$	$

Refundable federal tax asset attributable to:
Current operations	5,615	3,639
Contributions to capital by related party	(1,224)	(1,224)
Less: Change in valuation allowance	(4,391)	(2,415)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 31 May 2010 and 28 February 2010 is as follows:

		As at 28
		February
	As at 31	2010
	May 2010	(Audited)
	$	$

Net operating loss carryforward	168,430	155,516

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	57,266	52,875
Less: Valuation allowance	(57,266)	(52,875)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 May 2010, the Company has an unused net operating loss carry forward balance of approximately $168,430 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires through 2026 and 2031.

Striker Energy Corp.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2010

9.	Supplemental Disclosures with Respect to Cash Flows

	For the	For the	For the
	period from	three	three
	inception on	month	month
	18 March	period	period
	2005 to 31	ended 31	ended 31
	May 2010	May 2010	May 2009
	$	$	$

Cash paid during the period for interest	-	-	-
Cash paid during the period for income taxes	-	-	-

On 29 August 2006, 4,000 common shares valued at $0.005 per share of the Company were issued to an officer and director of the Company for services rendered (Note 7).

During the year ended 28 February 2006, the Company recorded a write down of mineral property acquisition costs of $5,000 related to the Bald Mountain Claims (Note 3).

On 1 February 2007, 2,000 common shares valued at $0.005 per share of the Company were issued to a director of the Company for services rendered (Note 7). `

On 30 April 2007, 1,000,000 common shares of the Company were returned to treasury and cancelled; $5,000 was returned to the investors (Note 7).

During the year ended 29 February 2008, the Company recorded a write down of mineral property acquisition costs of $5,000 related to the Bald Mountain Claims (Note 3).

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

During the year ended 28 February 2010, an officer and director of the company made contributions to capital for management fees in the amount of $12,000 (February 2009 - $12,000, cumulative - $45,000) and for rent in the amount of $2,400 (28 February 2009 - $2,400, cumulative - $10,200).

During the three month period ended 31 May 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $3,000 (31 May 2009 – $3,000, cumulative –$48,000) and for rent in the amount of $600 (31 May 2009 – $600, cumulative – $10,800) (Notes 6 and 7).

Striker Energy Corp.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 May 2010

10.	Subsequent Events

The following events occurred during the period from the three month period ended 31 May 2010 to the date the financial statements were available to be issued on 25 June 2010:

i)

On 11 June 2010, the Company signed a non-binding letter of intent to acquire all of the assets associated with Granisol™ (granisetron HCl) Oral Solution (“Granisol”) from Cypress Pharmaceutical, Inc. The letter of intent is subject to conditions, including negotiation of a definitive agreement.

ii)

On 14 June 2010, pursuant to a subscription agreement, the Company issued 1,500,000 common shares of the Company valued at $0.20 per share through non-brokered private placement for total cash proceeds of $300,000.

	iii)	On 18 June 2010, the Company incorporated its newly formed, wholly-owned subsidiary, PediatRX Inc., under the laws of the State of Nevada.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This report contains forward-looking statements. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements include, without limitation, statements regarding the anticipated designs of our future products, statements regarding our anticipated future regulatory submissions and statements regarding our anticipated future cash position.

We have based these forward-looking statements largely on our current expectations and projections about future events, that we believe may affect our financial condition, results of operations, business strategy, and financial needs. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Moreover, we are new to both the oil and gas business and the pharmaceutical business and our management cannot predict all of the risks we will face in establishing our company in either or both of these industries, nor can we assess the impact that these risk factors might have on our business or the extent to which any risk factor, or any combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this report and unless otherwise indicated, the terms "we", "us" and "our" refer to Striker Energy Corp. and our newly-formed wholly-owned subsidiary, PediatRX Inc., a Nevada corporation. Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in Striker Energy Corp.’s capital stock.

Corporate Overview

We are a development stage enterprise, as defined in Accounting Standards Codification (the “Codification” or “ASC”) 915-10, “Development Stage Entities”and Securities and Exchange Commission Industry Guide 7. We are currently involved in both the oil and gas business and the pharmaceutical industry.

Our company was incorporated under the laws of Nevada on March 18, 2005. From inception until the summer of 2008, we were engaged in the mineral exploration business. During the summer of 2008, we abandoned our mineral exploration properties and made the transition to oil and gas. In May 2010, we entered into a consulting agreement with Dr. Cameron Durrant pursuant to which Dr. Durant has agreed to assist our management in identifying business opportunities in the pharmaceutical industry and to recommend terms of potential acquisitions. On June 18, 2010, we incorporated PediatRX Inc. under the laws of the State of Nevada.

Our Business

From inception until the summer of 2008, we were engaged in the mineral exploration business. During the summer of 2008, we abandoned our mineral exploration properties and we transitioned from the mineral exploration business to the oil and natural gas business. Since the summer of 2008, we have been engaged in a search for oil and gas exploration opportunities. In addition, we recently decided to expand our search to include opportunities in the pharmaceutical industry and, effective May 28, 2010, we hired a consultant to assist us in identifying attractive business opportunities in the pharmaceutical area.

On June 17, 2010, we entered into a letter of intent with Cypress Pharmaceutical, Inc. pursuant to which we hope to acquire all of the assets associated with Granisol™. Granisol™ is used in cancer care to treat nausea and vomiting associated with cancer therapy, as well as post-operative nausea and vomiting. This letter of intent is subject to conditions, including the negotiation and execution of a definitive agreement. There can be no assurance that we will be able to negotiate and execute a definitive agreement with Cypress Pharmaceutical, Inc.

Liquidity and Capital Resources

Our financial condition for the three month periods ended May 31, 2010 and 2009 and as of May 31, 2010 and February 28, 2010 for the respective items are summarized below.

We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Capital

	May 31	February 28,
	2010	2010
Current Assets	$2,092	$6,760
Current Liabilities	13,121	5,500
Working Capital (deficit)	$(11,029)	$1,260

As of May 31, 2010 our working capital decreased by 875% due largely to expenses associated with preparation of our Form 10-K for the period ended February 28, 2010. We have incurred recurring losses from inception. Our ability to meet our financial obligations and commitments is primarily dependent upon continued financial support of our shareholders, directors and the continued issuance of equity to new and existing shareholders.

Cash Flows

	Three Month Periods
	Ended May 31
	2010	2009
Cash flow used in operating activities	$(4,668)	$(2,650)
Cash flow provided by financing activities	-	647
Cash provided by investing activities	-	-
Net decrease in cash	$(4,668)	$(2,003)

Cash Used in Operating Activities

As of May 31, 2010 our cash used in operating activities increased by 76% due largely to greater expense associated with professional services fees in the three month period ended May 31, 2010 over the same period in 2009.

Cash Provided by Financing Activities

As of May 31, 2010 our cash provided by financing activities decreased by 100% due to no financing efforts made in the three month period ended May 31, 2010.

Cash Provided by Investing Activities

As of May 31, 2010 our cash provided by investing activities was unchanged.

Results of Operation

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month period ended May 31, 2010.

Revenues

We have had no operating revenues since our inception on March 18, 2005 through to the period ended May 31, 2010. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

In the tables below show our operating results for the three month periods ended May 31, 2010 and 2009.

	Three Months Ended	Three Months Ended
	May 31, 2010	May 31, 2009
Expenses
Bank charges and interest	$62	$80
Filing fees	743	862
Interest expense	625	-
Legal and accounting fees	10,246	5,219
Management fees	3,000	3,000
Office expense	-	43
Rent	600	600
Transfer agent fees	1,238	900
Total	$16,514	$10,704

In the 3 month period ended May 31, 2010 our expenses increased 54% relative to the three month period ended May 31, 20009 due to greater legal and accounting fees in the 3 months ended May 31, 2010.

Cash Requirements

Our primary objectives for the next twelve month period are to find and acquire a new business opportunity.

We continue to look for opportunities in both the oil and gas and pharmaceutical industries. We have also begun to look to hire veteran industry experts to expand our management team and to better position our company.

Our plan of operation over the next 12 months is to continue looking for opportunities in both thepharmaceutical and oil and gas industries. In addition, we hopeto raise sufficient capital to initiate exploration or development of any opportunity that we decide is attractive enough to pursue.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Bank charges and interest	$3,000
Filing fees	3,000
Investor relations	50,000
Legal and accounting fees	36,000
Licenses and permits	50,000
Asset acquisition expenditures	2,000,000
Transfer agent fees	4,000
Total:	$2,146,000

There can be no assurance that we will be able to identify any opportunity that we consider attractive enough to acquire or that we will be able to raise funds when needed or, if funds are available to us, that they can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to cease the operation of our business.

Future Financing

We will require additional financing to fund our planned operations, including researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets, and more particularly the market for early development stage biotechnology research and development company stocks persist.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to delay or scale down some or all of our research and development activities or perhaps even cease the operation of our business.

Since inception we have funded our operations primarily through equity and debt financings and we expect that we will continue to fund our operations through the equity and debt financing. If we raise additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his, her, or its investment in our common stock. Further, we may continue to be unprofitable.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, as amended our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

Internal control over financial reporting

There were no changes in our internal control over financial reporting during the first quarter of our fiscal year ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Risks Related to our Company

Business opportunities that we believe are in the best interests of our company may be scarce or we may be unable to obtain the ones that we want. If we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may never recommence operations and will go out of business. If we go out of business, investors will lose their entire investment in our company.

We are, and will continue to be, an insignificant participant in the number of companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us. Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations. If we are unable to obtain a business opportunity that we believe is in the best interests of our company, we may never recommence operations and will go out of business. If we go out of business, investors will lose their entire investment in our company.

The worldwide economic downturn may reduce our ability to obtain the financing necessary to continue our business and may reduce the number of viable businesses that we may wish to acquire. If we cannot raise the funds that we need or find a suitable business to acquire, we will go out of business and investors will lose their entire investment in our company.

In 2008 and 2009, there has been a downturn in general worldwide economic conditions due to many factors, including the effects of the subprime lending and general credit market crises, volatile but generally declining energy costs, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, adverse business conditions, increased unemployment and liquidity concerns. In addition, these economic effects, including the resulting recession in various countries and slowing of the global economy, will likely result in decreased business opportunities as potential target companies face increased financial hardship. Tightening credit and liquidity issues will also result in increased difficulties for our company to raise capital for our continued operations and to consummate a business opportunity with a viable business. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable. If we cannot raise the funds that we need or find a suitable business to acquire, we will go out of business. If we go out of business, investors will lose their entire investment in our company.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We have not generated any revenue from operations since our incorporation. During the three-month period ended May 31, 2010, we incurred a net loss of $16,514. From inception through May 31, 2010, we incurred an aggregate loss of $266,210. We anticipate that we will continue to incur operating expenses without generating any revenues unless and until we are able to identify, acquire and develop an oil and gas or pharmaceutical opportunity. In addition, we expect that our operating expenses will increase substantially over the next 12 months as we ramp-up our business. We estimate our average monthly expenses over the next 12 months to be approximately $12,200, including general and administrative expenses but excluding property acquisition costs and the cost of any exploration and development activities. On May 31, 2010, we had cash and cash equivalents of approximately $2,092. In order to fund our anticipated budget for the next 12 months, including property acquisition costs, we believe that we will need to raise approximately $3 million. This amount could increase if we encounter difficulties that we cannot anticipate at this time. As we cannot assure a lender that we will be able to successfully acquire, explore and exploit an oil or natural gas property or acquire and develop pharmaceutical assets, we will almost certainly find it difficult to raise debt financing from traditional lending sources. We have traditionally raised our operating capital from the sale of equity securities but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our financial statements for the year ended February 28, 2010, which are included in our annual report on Form 10-K filed on May 5, 2010. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our debt obligations. Any refinancing of this substantial debt could be at significantly higher interest rates.

As of May 31, 2010, we had total debt of approximately $50,000. Our substantial indebtedness and other financial obligations could:

  impair our ability to obtain financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes;

  have a material adverse effect on us if we fail to comply with financial and affirmative and restrictive covenants in our debt agreements and an event of default occurs as a result of a failure that is not cured or waived;

  require us to dedicate a substantial portion of our cash flow for interest payments on our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund working capital and capital expenditures;

  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

  place us at a competitive disadvantage compared to our competitors that have proportionally less debt.

If we are unable to meet our debt service obligations and other financial obligations, we could be forced to restructure or refinance our indebtedness and other financial transactions, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms, if at all. Any refinancing of our indebtedness could be at significantly higher interest rates, and/or incur significant transaction fees.

We are an early-stage company with a limited operating history, which may hinder our ability to successfully meet our objectives.

We are an early-stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. We transitioned our company to the oil and gas business but we do not own any oil or gas properties, nor do we have an established history of locating and developing properties that have oil and gas reserves. Only recently, we engaged a consultant to advise us on opportunities in the pharmaceutical industry, but we are inexperienced in this line of business. As a result, the revenue and income potential of our business is unproved. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

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

If we are unable to successfully recruit qualified managerial and field personnel, we may not be able to continue our operations.

In order to successfully implement and manage our business plan, we will depend upon, among other things, successfully recruiting qualified managerial and field personnel having experience in either the oil and gas business or in the pharmaceutical industry. Competition for qualified individuals is intense. We may not be able to find, attract and retain qualified personnel on acceptable terms. If we are unable to find, attract and retain qualified personnel with technical expertise, our business operations could suffer.

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

Risks Relating to the Oil and Gas Business

The recent global economic crisis has resulted in reduced demand worldwide for oil and natural gas which, in turn, has lead to lower commodity prices. This has had an adverse impact on capital markets, making it more difficult for companies like ours to raise money to fund our operations. We may find it to be more difficult to raise money to pay for acquisitions and exploration activities.

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

Risks Relating to the Pharmaceutical Business

If we are unable to successfully acquire, develop or commercialize new products, our operating results will suffer.

Our future results of operations will depend to a significant extent upon our ability to successfully acquire, develop and commercialize new products in a timely manner. There are numerous difficulties in acquiring, developing and commercializing new products, including:

  Acquiring, developing, testing and manufacturing products in compliance with regulatory standards in a timely manner;

  failure to receive requisite regulatory approvals for such products in a timely manner or at all;

  acquiring, developing and commercializing a new product is time consuming, costly and subject to numerous factors, including legal actions brought by our competitors, that may delay or prevent the development and commercialization of new products;

  experiencing delays or unanticipated costs;

  experiencing delays as a result of limited resources at FDA or other regulatory agencies; and

  changing review and approval policies and standards at FDA and other regulatory agencies.

As a result of these and other difficulties, products in development by us may or may not receive timely regulatory approvals, or approvals at all, necessary for marketing by us or other third-party partners. If any of our products are not timely approved or, when acquired or developed and approved, cannot be successfully manufactured or timely commercialized, our operating results could be adversely affected. We cannot guarantee that any investment we make in developing products will be recouped, even if we are successful in commercializing those products.

Our pharmaceutical expenditures may not result in commercially successful products.

We cannot be sure our business expenditures will result in the successful acquisition, development or launch of products that will prove to be commercially successful or will improve the long-term profitability of our business. If such business expenditures do not result in successful acquisition, development or launch of commercially successful brand products our results of operations and financial condition could be materially adversely affected.

Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products.

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. Litigation may be costly and time-consuming, and could divert the attention of our management and technical personnel. In addition, if we infringe on the rights of others, we could lose our right to develop, manufacture or market products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on commercially reasonable terms, or at all. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling a number of our products, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The loss of or inability to attract key personnel could cause our business to suffer.

The success of our present and future operations will depend, to a significant extent, upon the experience, abilities and continued services of key personnel. We cannot assure you that we will be able to attract and retain key personnel. Employment agreements with our senior executive do not guarantee that our senior executive officers will remain employed by us for a significant period of time, or at all. We do not carry key-employee life insurance on any of our officers.

We may need to raise additional funds in the future which may not be available on acceptable terms or at all.

We may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments, to refinance existing debt, or for general corporate purposes. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. We may not be able to market such issuances on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.

All pharmaceutical companies are subject to extensive, complex, costly and evolving government regulation. For the U.S., this is principally administered by the FDA and to a lesser extent by the DEA and state government agencies, as well as by varying regulatory agencies in foreign countries where products or product candidates are being manufactured and/or marketed. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations, and similar foreign statutes and regulations, govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.

Under these regulations, we may become subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA and foreign regulatory agencies conduct pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other regulations. Following such inspections, the FDA or other agency may issue observations, notices, citations and/or Warning Letters that could cause us to modify certain activities identified during the inspection. FDA guidelines specify that a Warning Letter is issued only for violations of “regulatory significance” for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. We may alsobe required to report adverse events associated with our products to FDA and other regulatory authorities. Unexpected or serious health or safety concerns would result in labeling changes, recalls, market withdrawals or other regulatory actions.

The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, enforcement actions, injunctions, and civil or criminal prosecution. Any such sanctions, if imposed, could have a material adverse effect on our business, operating results, financial condition and cash flows. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree. If internal compliance programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business.

The pharmaceutical industry is highly competitive.

The pharmaceutical industry has an intensely competitive environment that will require an ongoing, extensive search for technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of products to healthcare professionals in private practice, group practices and MCOs. We are smaller than all of our competitors. Most of our competitors have been in business for a longer period of time than us, have a greater number of products on the market and have greater financial and other resources than we do. Furthermore, recent trends in this industry are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a profitable share of those markets. It is possible that developments by our competitors will make any products or technologies that we acquire noncompetitive or obsolete.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 14, 2010, we issued an aggregate of 1,500,000 shares of common stock to five investors in a non-brokered private placement, at a purchase price of US$0.20 per share, pursuant to a subscription agreement, for gross proceeds of US$300,000.

Four of these investors were not U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended) and all of these investors purchased in transactions outside of the United States. In issuing these shares we relied on the registration exemption provided for in Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

The fifth investor is a U.S. person and an accredited investor (as that term is defined in Rule 501 of Regulation D, promulgated by the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, and in issuing these shares to this investor we relied on the registration exemption provided for in Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

Effective May 28, 2010 Striker Energy Corp. (“Striker”) entered into a consulting agreement with Dr. Cameron Durrant to assist management in the identification of opportunities available to the company in the healthcare industry and to recommend terms of potential acquisitions. Under the agreement, Striker will compensate Dr. Durrant on a time-spent basis at the rate of $1,000 per day, plus reimbursement of reasonable associated expenses. Subject to certain conditions, or renewal, the term of the agreement is one year, expiring on May 28, 2011.

On June 17, 2010 we announced that we have signed a letter of intent to acquire all of the assets associated with Granisol™ (granisetron HCl) Oral Solution (“Granisol™”) from Cypress Pharmaceutical, Inc.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

No.	Description
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
3.2	By-laws (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
3.3	Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on September 15, 2008)
10.1	Option Agreement (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
10.2	Geological Summary Report (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)

No.	Description
10.3	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 6, 2008)
10.4	Form of Private Placement Subscription Agreement dated June 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 16, 2009)
10.5	Form of promissory note dated June 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 16, 2009)
10.6*	Consulting Agreement with Cameron Durrant dated May 28, 2010
10.7*	Letter of Intent with Granisol™ Oral Solution
10.8	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on June 17, 2010)
21.1	PediatRX Inc. our 100% wholly owned subsidiary incorporated in Nevada on June 18, 2010
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

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
Date: June 25, 2010