Form 10-Q
period 2010-08-31
Striker Energy Corp
filed 2010-10-08
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________
Commission File Number: 000-52218

STRIKER ENERGY CORP
(Exact name of registrant as specified in its charter)

Nevada	20-2590810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 – 360 Bay Street, Toronto, ON, Canada M5H 2V6
(Address of principal executive offices) (Zip Code)

(416) 489-0093
(Registrant's telephone number, including area code)

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
Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [X]

- ii -

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 23,506,000 shares of common stock are issued and outstanding as of October 8, 2010.

- iii -

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

Striker Energy Corp.
(A Development Stage Company)

Consolidated Financial Statements
August 31, 2010

Striker Energy Corp.
(A Development Stage Company)
Consolidated Balance Sheets

	As of	As of
	August 31,	February 28,
	2010	2010
	(Unaudited)	(Note 1)

Assets

Current assets
Cash and cash equivalents	$82,709	$6,760
Accounts receivable, net of reserves	3,111	-
Inventory receivable	117,180	-
Total current assets	203,000	6,760
Product rights and know-how, net of accumulated amortization	875,463	-
Total assets	$1,078,463	$6,760

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$185,470	$5,500
Promissory notes	250,000	-
Total current liabilities	435,470	5,500
Promissory notes	-	50,000
Accrued interest	-	1,777
Total liabilities	435,470	57,277
Stockholders’ equity (deficit)
Capital stock
Authorized 150,000,000 common shares, par value $0.0001
Issued and outstanding August 31, 2010 – 23,506,000 common shares February 28, 2010 – 20,506,000 common shares	2,356	2,056
Additional paid-in capital	1,250,423	197,123
Retained deficit	(609,786)	(249,696)
Total stockholders' equity (deficit)	642,993	(50,517)
Total liabilities and stockholders' equity (deficit)	$1,078,463	$6,760

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(A Development Stage Company)
Consolidated Statements of Operations

	For the period
	from the date
	of inception on	For the three	For the three	For the six	For the six
	March 18, 2005	month period	month period	month period	month period
	to	ended	ended	ended	ended
	August 31, 2010	August 31, 2010	August 31, 2009	August 31, 2010	August 31, 2009

Net revenues	$3,111	$3,111	$-	$3,111	$-

Cost of Goods Sold	1,030	1,030	-	1,030	-

Gross Margin	2,081	2,081	-	2,081	-

Operating Expenses
Bank charges and interest	1,791	401	619	463	699
Consulting fees	203,906	193,730	-	193,730	-
Marketing expense	20,702	20,702	-	20,702	-
Travel expense	4,950	4,950	-	4,950	-
Filing fees	13,379	3,866	529	4,609	1,391
Interest expense	8,440	6,038	-	6,663	-
Investor relations	730	-	-	-	-
Legal and accounting fees	201,129	62,852	12,609	73,098	17,828
Licenses and permits	11,261	3,193	-	3,193	-
Management fees	48,000	-	3,000	3,000	6,000
Mineral property expenditures	15,124	-	-	-	-
Office expenses	618	-	-	-	43
Insurance expense	24,567	24,567	-	24,567	-
Regulatory expense	13,781	13,781	-	13,781	-
Recovery from mineral property acquisition costs	(5,000)	-	-	-	-
Rent	10,800	-	600	600	1,200
Transfer agent fees	16,668	2,395	825	3,633	1,725
Website development	3,664	1,825	-	1,825	-
Amortization expense	7,357	7,357	-	7,357	-
Write down of mineral property acquisition costs	10,000	-	-	-	-

Total Operating Expenses	611,867	345,657	18,182	362,171	28,886

Net loss for the period	$(609,786)	$(343,576)	$(18,182)	$(360,090)	$(28,886)

Basic and diluted loss per common share		$(0.015)	$(0.001)	$(0.017)	$(0.001)

Weighted average number of common shares used in per share calculations		22,788,609	20,506,000	21,647,304	20,506,000

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the period
	from the date
	of inception on	For the six	For the six
	March 18, 2005	month period	month period
	to	ended	ended
	August 31,2010	August 31,2010	August 31,2009

Cash flows from operating activities
Net loss for the period	$(609,786)	$(360,090)	$(28,886)
Adjustments to reconcile loss to net cash used by operating activities
Amortization expense	7,357	7,357	-
Contributions to capital by related parties – expenses	58,800	3,600	7,200
Contributions to capital by related party – forgiveness of debt	38,949	-	-
Common shares issued for services	30	-	-
Recovery from mineral property acquisition cost	(5,000)	-	-
Write down of mineral property acquisition costs	10,000	-	-
Changes in operating assets and liabilities
Increase in accounts receivable	(3,111)	(3,111)	-
Increase (decrease) in accounts payable and accrued liabilities	190,470	178,193	(4,779)
Cash used in operating activities	(312,291)	(174,051)	(26,465)

Cash flows from financing activities
Decrease in due to related party	-	-	(1,128)
Proceeds from long-term debt	250,000	200,000	50,000
Common shares returned to treasury	(5,000)	-	-
Common shares issued for cash	1,160,000	1,050,000	-

Cash provided by financing activities	1,405,000	1,250,000	48,872

Cash flows from investing activities
Acquisition of mineral property interest	(10,000)	-	-
Acquisition of Granisol product line	(1,000,000)	(1,000,000)	-

Cash used in investing activities	(1,010,000)	(1,000,000)	-

Increase in cash and cash equivalents	82,709	75,949	22,407

Cash and cash equivalents, beginning of period	-	6,760	2,448

Cash and cash equivalents, end of period	$82,709	$82,709	$24,855

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

				Deficit,
				accumulated	Total
			Additional	during the	stockholders’
	Number of	Capital	paid-in	development	equity
	shares issued	stock	capital	stage	(deficit)
Balance as of March 18, 2005 (inception)	-	$-	$-	$-	$-
Restricted common shares issued for cash ($0.0005 per share) – September 2005	10,000,000	1,000	4,000	-	5,000
Contributions to capital by related parties – expenses	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance as of February 28, 2006	10,000,000	1,000	4,600	(21,237)	(15,637)
Common shares issued for cash ($0.005 per share) – May 2006	10,000,000	1,000	49,000	-	50,000
Common shares issued for services ($0.005 per share) – August 2006 and February 2007	6,000	6	24	-	30
Contributions to capital by related parties – expenses	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance as of February 28, 2007	20,006,000	2,006	65,024	(72,127)	(5,097)
Contributions to capital by related parties – expenses	-	-	14,400	-	14,400
Common shares returned to treasury and cancelled for cash ($0.005 per share) – April 2007	(1,000,000)	(100)	(4,900)	-	(5,000)
Common shares issued for cash ($0.01 per share) – May 2007	1,000,000	100	4,900	-	5,000
Net loss for the year	-	-	-	(65,411)	(65,411)

Balance as of February 28, 2008	20,006,000	2,006	79,424	(137,538)	(56,108)
Contributions to capital by related parties – expenses	-	-	14,400	-	14,400
Contributions to capital by related parties – loan forgiveness	-	-	38,950	-	38,950
Common shares issued for cash ($0.10 per share) – November 2008	500,000	50	49,950	-	50,000
Net loss for the year	-	-	-	(53,957)	(53,957)

Balance as of February 28, 2009	20,506,000	2,056	182,724	(191,495)	(6,715)
Contributions to capital by related parties expenses		-	14,399	-	14,399
Net loss for the year	-	-	-	(58,201)	(58,201)

Balance as of February 28, 2010	20,506,000	2,056	197,123	(249,696)	(50,517)
Contributions to capital by related parties – expenses	-	-	3,600	-	3,600
Common shares issued for cash ($0.20 per share) – June 2010	1,500,000	150	299,850	-	300,000
Common shares issued for cash ($0.50 per share) – July 2010	1,500,000	150	749,850	-	750,000
Net loss for the period				(360,090)	(360,090)

Balance as of August 31, 2010	23,506,000	$2,356	$1,250,423	$(609,786)	$642,993

The accompanying notes are an integral part of these financial statements.

Striker Energy Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010

1.	Basis of Presentation and Nature and Continuance of Operations

The accompanying unaudited condensed financial statements of Striker Energy Corp. (the "Company") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and six-month periods and for the period from the date of inception have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean Striker Energy Corp.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended February 28, 2010.

Striker Energy Corp. (the "Company") was incorporated under the laws of the State of Nevada on March 18, 2005 and the Company intended to engage in the acquisition and exploration of mineral properties. On September 28, 2005, the Company entered into a mineral property option agreement with an unrelated third party (the "Seller"), wherein the Company would acquire 50% of the rights, title and interests in and to the Bald Mountain Claims in Nevada. Early in the summer of 2008, the Company abandoned its efforts to acquire the Bald Mountain Claims with a notice to the Seller. The Company transitioned its business from mineral property exploration to oil and natural gas exploration.

On June 17, 2010, we entered into a letter of intent with Cypress Pharmaceutical, Inc. ("Cypress") to acquire all of the assets associated with Granisol™ (granisetron HC1) oral solution ("Granisol"). First approved in 2008, Granisol is an oral, liquid granisetron solution, formerly distributed by Hawthorn Pharmaceuticals, a subsidiary of Cypress. The Food and Drug Administration has approved Granisol's use in cancer care to treat nausea and vomiting associated with cancer therapy. On June 18, 2010, we caused PediatRx, Inc. ("PediatRx") to be incorporated as a wholly-owned subsidiary of Striker Energy Corp. under the laws of the state of Nevada. On July 23, 2010, PediatRx concluded a definitive agreement to acquire Granisol from Cypress and we turned our focus to the pharmaceutical industry and terminated our interest in oil and natural gas exploration.

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”. The Company is devoting all of its present efforts to the preparation for marketing Granisol and seeking to secure rights to other pharmaceutical products through acquisition and reformulation activities.

The Company has a loss of $360,090 for the six month period ended August 31, 2010 (August 31, 2009 – $28,886, cumulative – $609,786) and has a working capital deficit at August 31, 2010 of $232,470 (February 28, 2010 – working capital surplus of $1,260). The Company's financial statements as of August 31, 2010 and for the six month period ended August 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Striker Energy Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010

Effective September 12, 2008, the Company completed a stock split by the issuance of two new common shares for each one outstanding common share of the Company. Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on retroactive basis.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. As of August 31, 2010, the Company's assets consisted of cash and cash equivalents in the amount of $82,709, accounts receivable from product sales of $3,111 and an inventory receivable from the Granisol transaction of $117,180. Management believes that the Company's capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending February 28, 2011. The Company believes however, that it will be able to raise capital through additional debt and/or equity financings and that such financings, combined with increasing product sales, will allow the Company to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of August 31, 2010, the Company was in the process of transitioning to its new operating business and expects to incur operating losses for the next twelve months as it builds out its infrastructure and begins its full distribution activities for Granisol.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less when purchased.

Accounts Receivable

Trade receivables are reported at net realizable value. In the normal course of business, credit is extended to customers on a short-term basis and generally collateral is not required. Management determines the allowance for doubtful accounts based on historical losses and current economic conditions. On a continuing basis, management analyzes delinquent receivables and once these receivables are determined to be uncollectible, they are written off through a charge against an existing allowance account or against earnings. Additionally, management includes the reserves for allowances such as cash discounts and returns in the accounts receivable balance. As of August 31, 2010, a reserve of $549 has been netted against accounts receivable.

Intangible Assets

Intangible assets consist of product rights and know-how, the Granisol trademark, and a manufacturing and supply agreement. As of August 31, 2010, intangible assets include costs of $882,820 less related accumulated amortization of $7,357 which amortization began in August, 2010. The Company is amortizing the product rights and know-how over a ten year period on a straight line basis. As of August 31, 2010, annual amortization expense for each of the succeeding five years is expected to be $88,282.

Striker Energy Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010

Intangible assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable.

Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value.

Income taxes
Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC 740, "Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides a valuation allowance for deferred tax asset carry-forwards. Management is unable to conclude that it is more likely than not that the asset will be realized.

Sales and Sales Deductions
Revenue is recognized from product sales when the merchandise is shipped. Accordingly, revenue is recognized when all of the following occur: a purchase order is received from a customer; title and risk of loss pass to the customer upon shipment of the merchandise under the terms of FOB shipping point; prices and estimated sales provisions for product returns, sales rebates, chargebacks, payment discounts and other promotional allowances are reasonably determinable; and the customer's payment ability has been reasonably assured.

Concurrently with the recognition of revenue, the estimated sales provisions for product returns, sales rebates, chargebacks, payment discounts and other sales allowances are recorded. Sales provisions are established based upon consideration of a variety of factors, including but not limited to, historical relationship to revenues, historical payment and return experience, customer rebate arrangements and current contract sales terms with wholesale and indirect customers. The following briefly describes the nature of each provision and how such provisions are estimated.
  Payment discounts are reductions to invoiced amounts offered to customers for payment within a specified period and are estimated upon shipment utilizing historical customer payment experience.

  Sales rebates are offered to certain customers to promote customer loyalty and encourage greater product sales. These rebate programs provide that, upon the attainment of pre-established volumes or the attainment of revenue milestones for a specified period, the customer receives either credit against purchases or cash payment. Other promotional programs are incentive programs periodically offered to customers. Due to the nature of these programs, management is able to estimate provisions for rebates and other promotional programs based on specific terms in each agreement at the time of shipment along with an estimate of the customer's purchases over the specified period.

  Consistent with common industry practices, there are certain terms with customers to allow them to return a product that is within a certain period of the product's expiration date. Upon shipment of product to customers, an estimate for such returns is recorded. This estimate is determined by applying a historical relationship of products returned to products sold and market conditions including but not limited to the reformulation of products.

Striker Energy Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010
  Generally, the credits are issued to customers for decreases that are made to selling prices for the value of inventory that is owned by customers at the date of the price reduction. These credits are not contractually agreed to; instead, management issues price adjustment credits at its discretion. Price adjustment credits are estimated at the time the price reduction occurs. The amount is calculated based on an estimate of customer inventory levels.

  There are arrangements with certain parties establishing prices for products for which the parties independently select a wholesaler from which to purchase. Such parties are referred to as indirect customers. A chargeback represents the difference between the sales invoice price to the wholesaler and the indirect customer's contract price, which is lower. Provisions for estimating chargebacks are calculated primarily using historical chargeback experience, contract pricing and sales information provided by wholesalers and chains, among other factors.
Actual product returns, chargebacks and other sales allowances incurred are, however, dependent upon future events and may be different than management's estimates. These sales deductions are continually monitored and management makes adjustments to these provisions when it becomes reasonable that actual product returns, chargebacks and other sales allowances may differ from established allowances.

Basic and diluted net loss per share
The Company computes net income (loss) per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

Start-up expenses
The Company has adopted ASC 720, "Start-Up Costs", which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's expenses for the period from the date of inception from March 18, 2005 to August 31, 2010.

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

Recent accounting pronouncements
In February 2010, FASB issued ASU 2010-9 "Subsequent Events" (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-9 requires an entity that is a Securities and Exchange Commission ("SEC") filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement that an SEC filer disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements. ASU 2010-9 is effective upon issuance of the final update. The adoption of ASU 2010-9 had no material impact on the financial statements.

Striker Energy Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010

In January 2010, FASB issued ASU 2010-6, "Improving Disclosures about Fair Measurements". ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-9 to have a material impact on the financial statements.

In October 2009, the FASB issued ASU 2009-13, "Multiple-Deliverable Revenue Arrangements". ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605-25 (previously included within EITF 00-21, "Revenue Arrangements with Multiple Deliverables"). The consensus to ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon Management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal 2012 and allows for retrospective application. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. The Company does not expect the adoption of ASU 2009-13 to have a material impact on the financial statements.

3.	The Granisol Acquisition

On July 23, 2010 (the Closing Date), the Granisol product line was acquired by PediatRx for cash consideration totaling $1 million. All inventories and intangibles associated with the Granisol product line are included in the purchase. PediatRx is a US-based specialty pharmaceutical company dedicated to marketing and formulating effective therapies and supportive care products for children undergoing treatment for cancer and other serious conditions requiring hospitalization.

PediatRx intends to acquire or license the rights to produce and/or market FDA approved name-brand prescription drugs and expects to add value by more effectively marketing these products to healthcare professionals and other key constituents. In addition, PediatRx expects to reformulate existing pharmaceutical products into more pediatric-friendly offerings using an approach that leverages existing safety data to 'fast track' regulatory approval. PediatRx also plans to expand the application of its core products to additional therapeutic areas and seek partnerships outside of the United States.

As part of the closing and transfer of assets to PediatRx on July 23, 2010, PediatRx assumed a single product manufacturing and supply agreement with Therapex, a division of E-Z-EM Canada, Inc. to enable the manufacturing of the Granisol product line. Under the terms of the agreement, Therapex will manufacture the product in compliance with current Good Manufacturing Practice (cGMP) and oversee all quality control and packaging through to finished product to meet PediatRx' requirements.

Prior to the closing date, a purchase order was placed with Therapex for one lot of product to be delivered subsequent to the closing date. Such inventory to be delivered is an integral part of the acquisition and the seller has been paid by PediatRx as part of the $1 million cash consideration. The Company has assigned $117,180 to inventory receivable on the balance sheet as of August 31, 2010, with the remaining purchase price allocated to the product rights and know-how associated with the ANDA, the Granisol trademark, and the manufacturing and supply agreement with Therapex. The Company is amortizing the product rights and know-how over a ten year period on a straight line basis, beginning with August, 2010.

Striker Energy Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010

The purchase price for the Granisol product line was allocated in accordance with the acquisition method of accounting. The acquisition method of accounting is based on ASC 805, “Business Combinations,” and uses the fair value concepts defined in ASC 820, “Fair Value Measurements and Disclosures,” which the Company has adopted as required. For the six months ended August 31, 2010, the Company incurred approximately $18,975 in costs related to the acquisition of the Granisol product line. These costs are reflected in other expenses on the Consolidated Statements of Operations.

The following unaudited pro forma information was prepared assuming that the acquisitions of Granisol had taken place at the beginning of fiscal 2009. In preparing the pro forma financial information, various assumptions were made; therefore, the Company does not imply that the future results will be indicative of the following pro forma information:

	August 31, 2010	August 31, 2009
Net sales	$76,951	$83,175
Net loss	(383,919)	(79,110)
Net loss per share - basic and diluted	(0.0163)	(0.0034)

4.	Mineral Properties

On September 28, 2005, the Company entered into a mineral property option agreement with an unrelated third party, wherein the Company could acquire 50% of the rights, title and interests in and to the Bald Mountain Claims in Nye County, Nevada (the "Bald Mountain Claims") by paying $5,000 in cash on signing (paid), $5,000 on the second anniversary of the agreement (accrued), $10,000 on the third anniversary of the agreement and to complete exploration expenditures totalling $500,000 by September 28, 2010. During the year ended February 28, 2006, the Company recorded a write down of mineral property acquisition costs of $5,000 related to the Bald Mountain Claims.

During the year ended February 29, 2008, the Company incurred mineral property acquisition costs of $5,000 related to Bald Mountain Claims. This amount was initially capitalized as a tangible asset. During the year ended February 29, 2008, the Company recorded a write down of mineral property acquisition costs of $5,000 related to the Bald Mountain Claims.

During the year ended February 28, 2009, the Company abandoned its interest in the Bald Mountain Claims and recorded a recovery of mineral property acquisition costs of $5,000. This amount was previously recorded as payable on September 28, 2007.

5.	Promissory Notes

	August 31, 2010	February 28, 2010
Issued on June 15, 2009, the promissory note, bearing interest at five percent (5%) per annum on the principal balance of $50,000, is due on June 15, 2011 and is secured by a general charge on the assets of the Company. The principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 5% per annum commencing on the date of this promissory note and payable at maturity. When not in default the promissory note and any accrued interest can be repaid in whole or in part without notice or bonus.	$ 50,000	$ 50,000

Striker Energy Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010

	August 31, 2010	February 28, 2010
Issued on July 26, 2010, the promissory note, bearing interest at five percent (5%) per annum on the principal balance of $200,000, is due on July 26, 2011 and is secured by a general charge on the assets of the Company. The principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 5% per annum commencing on the date of this promissory note and payable at maturity. When not in default the promissory note and any accrued interest can be repaid in whole or in part without notice or bonus with a minimum of six months interest due if repaid prior to the six month anniversary.	200,000	-
Total Promissory Notes	$ 250,000	$ 50,000

6.	Related Party Transactions

Effective May 28, 2010, the Company entered into a consulting agreement with Dr. Cameron Durrant, a shareholder of the Company, to assist management in the identification of opportunities available to the Company in the healthcare industry and to recommend terms of potential acquisitions. Under the agreement, the Company will compensate Dr. Durrant on a time-spent basis at the rate of $1,000 per day, plus reimbursement of reasonable associated expenses.

7.	Capital Stock

Authorized

The total authorized capital is 150,000,000 common shares with a par value of $0.0001.

Issued and outstanding

The total issued and outstanding capital stock at August 31, 2010 is 23,506,000 common shares with a par value of $0.0001 per common share.

On September 1, 2005, 10,000,000 common shares of the Company were issued to an officer and director of the Company for cash proceeds of $5,000.

On May 2, 2006, the Company completed a public offering of securities pursuant to an exemption provided by Rule 504 of Regulation D, registered in the State of Nevada, and issued 10,000,000 common shares for total cash proceeds of $50,000.

On August 29, 2006, 4,000 common shares valued at $0.005 per share of the Company were issued to an officer and director of the Company for services rendered.

On February 1, 2007, 2,000 common shares valued at $0.005 per share of the Company were issued to a director of the Company for services rendered.

On April 30, 2007, 1,000,000 common shares of the Company were returned to treasury and cancelled; $5,000 was returned to the investors.

Striker Energy Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010

On May 14, 2007, 1,000,000 common shares valued at $0.005 per share of the Company were issued for total cash proceeds of $5,000.

Effective September 12, 2008, the Company completed a 2 to 1 forward stock split and increased the authorized share capital from 75,000,000 common shares to 150,000,000 common shares with the same par value of $0.0001. Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on retroactive basis.

On November 6, 2008, 500,000 common shares valued at $0.10 per share of the Company were issued for total cash proceeds of $50,000.

During the three month period ended May 31, 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $3,000 (May 31, 2009 – $3,000, cumulative – $48,000) and for rent in the amount of $600 (May 31, 2009 – $600, cumulative – $10,800).

On June 14, 2010, 1,500,000 common shares valued at $0.20 per share of the Company were issued for total cash proceeds of $300,000.

On July 2, 2010, 1,500,000 common shares valued at $0.50 per share of the Company were issued for total cash proceeds of $750,000

8.	Income Taxes

The Company has losses to carry forward for income tax purposes as of August 31, 2010. There are no current or deferred tax expenses for the period ended August 31, 2010 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry- forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The composition of the Company's deferred tax assets as at August 31, 2010 and February 28, 2010 is as follows:

	As of	As of
	August 31,	February 28,
	2010	2010
	(Unaudited)	(Audited)

Net operating loss carry-forward	$174,082	$52,875
Less: Valuation allowance	(174,082)	(52,875)

Net deferred tax asset	$-	$-

As of August 31, 2010, the Company has an unused net operating loss carry forward balance of approximately $512,006 that is available to offset future taxable income. The potential income tax benefit of these losses has been offset by a full valuation allowance. This unused net operating loss carry-forward balance expires through 2026 and 2031.

Striker Energy Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010

We had no significant unrecognized tax benefits at February 28, 2010 or at August 31, 2010. Accordingly, we do not have any interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for all years after fiscal 2006 remain open to examination by the federal and state taxing jurisdictions to which we are subject

9.	Supplemental Disclosures with Respect to Cash Flows

On August 29, 2006, 4,000 common shares valued at $0.005 per share of the Company were issued to an officer and director of the Company for services rendered.

During the year ended February 28, 2006, the Company recorded a write down of mineral property acquisition costs of $5,000 related to the Bald Mountain Claims.

On February 1, 2007, 2,000 common shares valued at $0.005 per share of the Company were issued to a director of the Company for services rendered. `

On April 30, 2007, 1,000,000 common shares of the Company were returned to treasury and cancelled; $5,000 was returned to the investors.

During the year ended February 29, 2008, the Company recorded a write down of mineral property acquisition costs of $5,000 related to the Bald Mountain Claims.

During the year ended February 28, 2009, two former officers and directors of the Company forgave loans to the Company totaling $38,949. This loan forgiveness has been recorded as contributions to capital.

During the year ended February 28, 2009, the Company abandoned it interest in the Bald Mountain Claims and recorded a recovery of mineral property acquisition costs of $5,000. This amount was previously recorded as payable on 28 September 28, 2007.

During the six month period ended August 31, 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $3,000 (August 31, 2009 – $6,000, cumulative – $48,000) and for rent in the amount of $600 (August 31, 2009 – $1,200, cumulative – $10,800).

10.	Subsequent Events

The following events occurred during the period from the six month period ended August 31, 2010 to the date the financial statements were available to be issued on October 8, 2010:

i)	On September 16, 2010 the Company received $200,000 pursuant to a promissory note bearing interest at five percent (5%) per annum on the principal balance which is due on September 16, 2011. The promissory note is secured by a general charge on the assets of the Company. The principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 5% per annum commencing on the date of the promissory note and payable at maturity. When not in default, the promissory note and any accrued interest can be repaid in whole or in part without notice or bonus with a minimum of six months interest due if repaid prior to the six month anniversary.

Striker Energy Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
August 31, 2010

ii)

On September 14, 2010, with retroactive effect to July 1, 2010, our wholly owned subsidiary, PediatRx , entered into an employment agreement with Mr. David Tousley, Chief Financial Officer, Treasurer and Secretary of PediatRx. Pursuant to the employment agreement, Mr. Tousley agreed to perform such duties as are regularly and customarily performed by the Chief Financial Officer of a corporation in consideration for, among other things, $200,000 per annum. Mr. Tousley is also eligible to receive an annual bonus and an annual stock option award at the end of each year at the discretion of the board of directors of PediatRx.

In addition, subject to certain performance milestones and a formal escrow agreement between the Company and Mr. Tousley to be entered into, 400,000 shares of the Company's common stock owned by Mr. Tousley are to be placed into escrow and released to him upon achievement of such performance milestones or returned to us for cancellation as provided therein. The term of the employment agreement is two years from July 1, 2010, unless both parties agree to extend.

During the six month period ended August 31, 2010, the Company paid $33,333 (August 31, 2009 – $Nil, cumulative – $33,333) to Mr. Tousley.

iii)

On September 14, 2010, with retroactive effect to July 1, 2010, our wholly owned subsidiary, PediatRx , entered into an employment agreement with Mr. Jorge Rodriguez, Chief Commercial Officer of PediatRx. Pursuant to the employment agreement, Mr. Rodriguez agreed to perform such duties as are regularly and customarily performed by the Chief Commercial Officer of a corporation in consideration for, among other things, $150,000 per annum. Mr. Rodriguez is also eligible to receive an annual bonus and an annual stock option award at the end of each year at the discretion of the board of directors of PediatRx. The term of the employment agreement is two years from July 1, 2010, unless both parties agree to extend.

During the six month period ended August 31, 2010, the Company paid $25,000 (August 31, 2009 – $Nil, cumulative – $25,000) to Mr. Rodriguez.

iv)

On September 24, 2010, with retroactive effect to July 1, 2010, our wholly owned subsidiary, PediatRx , entered into a consulting agreement with Dr. Cameron Durrant. Pursuant to the consulting agreement, Dr. Durrant agreed to perform such duties as are regularly and customarily performed by the Chief Executive Officer of a corporation in consideration for, among other things, $250,000 per annum. The term of the consulting agreement is one year from July 1, 2010, unless both parties agree to extend.

Dr. Durrant's agreement with Striker dated May 28, 2010 has been terminated in lieu of the September 24, 2010 agreement with PediatRx.

During the six month period ended 31 August 2010, the Company paid $31,250 and accrued an additional $22,417 (August 31, 2009 – $Nil, cumulative – $53,667) in connection with Dr. Durrant's consulting agreements and also accrued an additional $84,658 in expenses paid by him related to the establishment of PediatRx.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This report contains forward-looking statements. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or "continue" or the negative of these terms or other comparable terminology. Such forward-looking statements include, without limitation, statements regarding the anticipated designs of our future products, statements regarding our anticipated future regulatory submissions and statements regarding our anticipated future cash position.

We have based these forward-looking statements largely on our current expectations and projections about future events that we believe may affect our financial condition, results of operations, business strategy, and financial needs. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Moreover, we are new to the pharmaceutical business and our management cannot predict all of the risks we will face in establishing our company in this industry, nor can we assess the impact that these risk factors might have on our business or the extent to which any risk factor, or any combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this report and unless otherwise indicated, the terms "we", "us" and "our" refer to Striker Energy Corp. and our newly-formed wholly-owned subsidiary, PediatRx Inc., both Nevada corporations. Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in Striker Energy Corp.'s capital stock.

Corporate Overview

We are a development stage enterprise, as defined in ASC Topic 915, "Development Stage Entities". We are currently only involved in the sales and marketing and seeking rights of pharmaceutical products.

Our company was incorporated under the laws of Nevada on March 18, 2005. From inception until the summer of 2008, we were engaged in the mineral exploration business. During the summer of 2008, we abandoned our mineral exploration properties and made the transition to oil and gas. On July 28, 2010, our wholly owned subsidiary PediatRx, Inc. ("PediatRx") completed the acquisition of Granisol™ (granisetron HC1) oral solution ("Granisol") from Cypress Pharmaceutical, Inc. ("Cypress") and we abandoned our interest in the oil and gas business in favor of pursuing opportunities in the pharmaceutical industry.

Our Business

Striker Energy Corp. (the "Company") was incorporated under the laws of the State of Nevada on March 18, 2005 and the Company intended to engage in the acquisition and exploration of mineral properties. On September 28, 2005, the Company entered into a mineral property option agreement with an unrelated third party (the "Seller"), wherein the Company would acquire 50% of the rights, title and interests in and to the Bald Mountain Claims in Nevada. Early in the summer of 2008, the Company abandoned its efforts to acquire the Bald Mountain Claims with a notice to the Seller. The Company transitioned its business from mineral property exploration to oil and natural gas exploration.

On June 17, 2010, we entered into a letter of intent with Cypress to acquire all of the assets associated with Granisol. First approved in 2008, Granisol is an oral, liquid granisetron solution, formerly distributed by Hawthorn Pharmaceuticals. The Food and Drug Administration has approved Granisol's use in cancer care to prevent nausea and vomiting associated with cancer therapy. On June 18, 2010 we caused PediatRx Inc. to be incorporated as a wholly-owned subsidiary of Striker Energy Corp. under the laws of the state of Nevada. On July 23, 2010 PediatRx concluded a definitive agreement to acquire Granisol from Cypress and we turned our focus to the pharmaceutical industry and terminated our interest in oil and natural gas exploration.

Granisol is our first acquisition. We intend to be the sole distributor of Granisol and to focus our marketing efforts on specialists in the field of pediatric oncology and supportive care. We do not now, nor do we intend to manufacture our products. We contracted manufacturing to Therapex, a division of E-Z-EM Canada Inc., a subsidiary of E-Z-EM, Inc., the entity that manufactured Granisol for Cypress.

We intend to develop our business by acquiring rights to, and/or substantially all of the assets associated with drugs already approved for use by the United States Food and Drug Administration in pediatric oncology, supportive care and other relevant medical specialties and to become the sole distributor of such products in the United States.

We intend to accelerate our recovery of acquisition costs and to add value to our acquisition of Granisol, and to future acquisitions through four principal means:

Marketing

We intend to promote the relative merits of Granisol, and future products, to healthcare professionals, payers, end-users and their caregivers.

Reformulation

We intend to alter non-pharmacological elements of our products to offer greater choice to consumers by reformulating our products into multiple appealing, easy-to-take presentations.

Extension

We intend to seek applications for our products in fields outside of pediatric oncology and supportive care.

Expanded distribution

We intend to expand distribution of our products in foreign markets, likely through partnerships and licensing agreements.

Granisol, and many other 'standard of care' drugs used in pediatric oncology in the United States are prescribed by pediatric oncologists and pediatric hematologists. We believe that there are approximately 1,700 specialists in the United States who may prescribe our products. We intend to focus our promotional efforts on approximately 400 key prescribers in 30 centers in the United States who we believe are the most influential. Regarding Granisol, we intend to promote its merits including convenient use, precise and accurate dosing, and improved likelihood of patient compliance.

Approximately 13,500 children are diagnosed with cancer each year in the United States. We are sensitive to the needs of families enduring cancer therapy and we believe more palatable treatments for the side effects associated with cancer therapy could lead to an improvement in care and quality of life.

Competition

Granisol is the only oral, liquid granisetron HCl solution currently on the market and approved by the United States Food and Drug Administration.

We believe that our singular focus on the acquisition, development, and commercialization of pharmaceutical drugs approved by the United States Food and Drug Administration for use in pediatric oncology, supportive care and other relevant medical specialties is a competitive advantage over otherwise similar pharmaceutical companies. We are aware of no other company focused exclusively on pediatric oncology and supportive care. The specialty pharmaceutical industry is, by definition, fragmented and it is a competitive market. We compete with many pharmaceutical companies, both large and small, for staff, and for product acquisitions and licensing.

We differ from many early-stage pharmaceutical companies in that we intend to devote a large portion of our capital to acquisition, and to sales and marketing, and we hope to recognize revenue from product sales in the foreseeable future. Many early stage pharmaceutical companies devote a greater portion of their capital to research and development with no expectation of revenue from product sales in the foreseeable future.

The Company is a development stage enterprise, as defined in Accounting Standards Codification (the "Codification" or "ASC") 915-10, "Development Stage Entities". The Company is now devoting all of its present efforts to the preparation for marketing Granisol and to securing rights to other pharmaceutical products through acquisition and reformulation activities. The Company was previously an exploration stage company in the business of oil and natural gas exploration.

Liquidity and Capital Resources

Our financial condition for the six month periods ended August 31, 2010 and 2009 and as of August 31, 2010 and February 28, 2010 for the respective items are summarized below.

We have incurred recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders or the securing additional debt financing, and our ability to achieve and maintain profitable operations.

Working Capital

	August 31	February 28
	2010	2010
Current Assets	$203,000	$6,760
Current Liabilities	435,470	5,500
Working Capital (Deficit)	$(232,470)	$1,260

As of August 31, 2010 our working capital deficit increased by $233,730 due largely to our taking on additional debt in the form of a 5% promissory note in the amount of $200,000 due on July 26, 2011 which has been utilized to fund the establishment of infrastructure and to prepare for the launch of Granisol. We also completed equity placements totaling $1,050,000 with the issuance of a total of 3,000,000 shares of common stock, which funding has been utilized to complete the acquisition of Granisol.

Cash Flows

	Six Months Ended August 31
	2010	2009
Cash used in operating activities	$(174,051)	$(26,465)
Cash provided by financing activities	1,250,000	48,872
Cash used in investing activities	(1,000,000)	-
Net increase in cash	$75,949	$22,407

Cash Used in Operating Activities

Our cash used in operating activities for the six months ended August 31, 2010 compared to our cash used in operating activities for the six months ended August 31, 2009 increased by $147,586, primarily due to the expenses associated with establishing infrastructure in preparation for the launch of Granisol.

Cash Provided by Financing Activities

Our cash provided by financing activities for the six months ended August 31, 2010 compared to our cash provided by financing activities for the six months ended August 31, 2009 increased by $1,201,128 due to the issuance of a $200,000, 5% promissory note due on September 19, 2011 and the completion of equity placements totaling $1,050,000 with the issuance of a total of 3,000,000 shares of common stock, while only $50,000 was secured during the same period in 2009 from the issuance of a $50,000 5% promissory note due on June 15, 2011.

Cash Used in Investing Activities

During the six month period ended August 31, 2010, $1,000,000 was used to complete the acquisition of Granisol from Cypress while no cash was utilized in investing activities during the same periods in 2009.

Results of Operation

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and six month periods ended August 31, 2010.

Revenues

We have recognized $3,111 in product revenue during the three and six month periods ended August 31, 2010 with all such revenue occurring in August 2010 as a result of the Granisol acquisition. We recognized no revenue prior to 2010.

Expenses

The table below shows our expenses for the three month and six month periods ended August 31, 2010 and 2009.

	Three Months Ended August		Six Months Ended August
	31		31
Expense	2010	2009	2010	2009
Bank charges and interest	$401	$619	$463	$699
Consulting fees	193,730	-	193,730	-
Marketing expense	20,702	-	20,702	-
Travel expense	4,950	-	4,950	-
Filing fees	3,866	529	4,609	1,391
Interest expense	6,038	-	6,663	-
Legal and accounting fees	62,852	12,609	73,098	17,828
Licenses and permits	3,193	-	3,193	-
Management fees	-	3,000	3,000	6,000
Office expense	-	-	-	43
Insurance expense	24,567	-	24,567	-
Regulatory expense	13,781	-	13,781	-
Rent	-	600	600	1,200
Transfer agent fees	2,395	825	3,633	1,725
Website development	1,825	-	1,825	-
Amortization expense	7,357	-	7,357	-
Total Expenses	$345,657	$18,182	$362,171	$28,886

In the three month period ended August 31, 2010, our expenses increased by approximately $327,000 over the three month period ended August 31, 2009, due to consulting, travel, marketing, insurance, website development and regulatory expenses of approximately $263,000 associated with preparing for our launch of Granisol as well as increased legal and accounting, interest expense, transfer agent, and filing fees and expenses of approximately $61,000 incurred in connection with the equity placements and the issuance of a promissory note in June, as well as expenses associated with the Granisol acquisition, and amortization expense of approximately $7,000 on the product rights and know-how related to the Granisol acquisition. These increased expenses were offset by decreases in management fees and rent of approximately $4,000.

In the six month period ended August 31, 2010, our expenses increased by approximately $333,000 over the six month period ended August 31, 2009, due to consulting, travel, marketing, insurance, website development and regulatory expenses of approximately $263,000 associated with preparing for our re-launch of Granisol, as well as increased legal and accounting, interest expense, transfer agent, and filing fees and expenses of approximately $67,000 incurred in connection with the equity placements and the issuance of a promissory note in June, as well as expenses associated with the Granisol acquisition, amortization expense of approximately $7,000 on the product rights and know-how related to the Granisol acquisition and other administrative expenses associated with repositioning the Company. These increased expenses were offset by a decrease in management fees of approximately $4,000.

Cash Requirements

Our primary objectives for the next twelve month period are to complete the systems, processes and infrastructure within PediatRx required to commercialize Granisol and to continue to look at opportunities within the pharmaceutical markets to acquire and/or reformulate other pharmaceutical products.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Bank charges and interest	$3,000
Filing fees	10,000
Investor relations	100,000
Legal and accounting fees	120,000
Licenses and permits	50,000
Marketing expense	1,100,000
Insurance expense	100,000
Personnel and consulting expense	1,200,000
Regulatory & pharmacovigilance expense	400,000
Product development expense	1,000,000
Transfer agent fees	10,000
Other general & administrative expense	100,000
Total:	$4,193,000

These expenses and working capital requirements will be offset to some degree by revenue generation from sales of Granisol. There can be no assurance that we will generate revenues significant enough to offset these expenses to some or any degree and that we will not have significant needs for other financing to support the activities of the Company. Additionally, there can be no assurance that we will be able to identify additional opportunities that we consider attractive enough to acquire or develop or that we will be able to raise funds when needed or, if funds are available to us, that they can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, and if sales of Granisol are insufficient to ultimately fund the operating costs of the business, we may be forced to cease the operation of our business.

Future Financing

We will require additional financing to fund our planned operations, including acquiring and/or developing any potential products. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets, and more particularly the market for early development stage biotechnology research and development company stocks persist.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to delay or scale down some or all of our marketing, business development and product development activities or perhaps even cease the operation of our business.

Since inception we have funded our operations primarily through equity and debt financings and we expect that we will continue to fund our operations through the equity and debt financing. If we are able to raise additional financing by issuing equity securities, our existing stockholders' ownership will be diluted. Obtaining commercial or other loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4T. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain "disclosure controls and procedures", as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting officer to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, as amended, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

Internal control over financial reporting

There were no changes in our internal control over financial reporting during the second quarter of our fiscal year ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this report in evaluating our company and its business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Related to our Company

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We have generated minimal revenue from operations since our incorporation. During the six-month period ended August 31, 2010, we incurred a net loss of $360,090. From inception through August 31, 2010, we incurred an aggregate loss of $609,786. We anticipate that we will continue to incur operating expenses which will be offset to some degree by revenues from the sales of Granisol. Unless we are able to grow the revenues from Granisol significantly, we may never reach a point where we have positive net income. If we cannot substantially increase our revenues from sales of Granisol, we will continue to generate losses and will require additional funding to remain in business. We estimate our average monthly expenses over the next 12 months to be approximately $350,000, including product development and general and administrative expenses, but excluding any additional product acquisition costs. On August 31, 2010, we had cash and cash equivalents of approximately $82,709. In order to fund our anticipated budget for the next 12 months, excluding additional product acquisition costs, we believe that we will need to raise approximately $3 million. This amount could increase if we encounter difficulties that we cannot anticipate at this time. We have traditionally raised our operating capital from the sale of equity securities but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our financial statements for the year ended February 28, 2010, which are included in our annual report on Form 10-K filed on May 5, 2010. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our debt obligations. Any refinancing of this substantial debt could be at significantly higher interest rates.

As of August 31, 2010, we had total debt of approximately $258,000 (including accrued interest of approximately $8,000). Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

  impair our ability to obtain financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes;

  have a material adverse effect on us if we fail to comply with financial and affirmative and restrictive covenants in debt agreements and an event of default occurs as a result of a failure that is not cured or waived;

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

We are an early-stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. While we have recently acquired Granisol, our sales have been minimal and, there can be no assurance that we will be successful in our efforts to increase sales. As a result, the revenue and income potential of our business is unproved. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

Our only director and executive officer is employed elsewhere and his time and effort will not be devoted to our company full-time.

Our sole director and officer works for our company on an "as-needed" basis and he is employed in other positions with other companies. As a result, our company is and will continue to be managed on a part-time basis unless and until we can identify and hire additional skilled management personnel. Our business could be adversely impacted by the lack of full time management.

The CEO and CFO of our wholly owned subsidiary are employed elsewhere and their time and effort will not be devoted to our company full-time.

PediatRx' CEO and CFO are each employed in other positions with other companies. As a result, PediatRx is and will continue to be managed on a part-time basis. Our business could be adversely impacted by the lack of full time management.

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

In order to successfully implement and manage our business plan, we will depend upon, among other things, successfully recruiting qualified managerial and field personnel having experience in the pharmaceutical industry. Competition for qualified individuals is intense. We may not be able to find, attract and retain qualified personnel on acceptable terms. If we are unable to find, attract and retain qualified personnel with technical expertise, our business operations could suffer.

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

Under these regulations, we may become subject to periodic inspection of our facilities, procedures and operations and/or the testing of our products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA and foreign regulatory agencies conduct pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other regulations. Following such inspections, the FDA or other agency may issue observations, notices, citations and/or Warning Letters that could cause us to modify certain activities identified during the inspection. FDA guidelines specify that a Warning Letter is issued only for violations of "regulatory significance" for which the failure to adequately and promptly achieve correction may be expected to result in an enforcement action. We are required to report adverse events associated with our products to FDA and other regulatory authorities. Unexpected or serious health or safety concerns would result in labeling changes, recalls, market withdrawals or other regulatory actions.

The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA's review of product applications, enforcement actions, injunctions, and civil or criminal prosecution. Any such sanctions, if imposed, could have a material adverse effect on our business, operating results, financial condition and cash flows. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree. If internal compliance programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business.

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

Our articles of incorporation authorize the issuance of up to 150,000,000 shares of common stock with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more products and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Trading of our stock is restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (known as "FINRA") has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Although our common stock is currently listed for quotation on the OTC Bulletin Board, trading through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

We do not intend to pay dividends on any investment in the shares of stock of our company.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future. Because we do not intend to declare dividends, any gain on an investment in our company will need to come through an increase in the stock's price. This may never happen and investors may lose all of their investment in our company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

No.	Description
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
3.2	By-laws (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
3.3	Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on September 15, 2008)
10.1	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 6, 2008)
10.2	Form of Private Placement Subscription Agreement dated June 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 16, 2009)
10.3	Form of promissory note dated June 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 16, 2009)
10.4	Consulting Agreement with Cameron Durrant dated May 28, 2010 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 28, 2010)
10.5	Letter of Intent with Cypress Pharmaceuticals Inc. (attached as an exhibit to our quarterly report on Form 10-Q filed on June 28, 2010)
10.6	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on June 17, 2010)
10.7	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on July 9, 2010)
10.8	Asset Purchase Agreement dated July 22, 2010 with Cypress Pharmaceuticals, Inc. (attached as an exhibit to our current report on Form 8-K filed on July 28, 2010) (portions of the exhibit have been omitted pursuant to a request for confidential treatment)
10.9	Assignment and Assumption of Contract dated July 22, 2010 with Cypress Pharmaceuticals, Inc. (attached as an exhibit to our current report on Form 8-K filed on July 28, 2010)
10.10	Consent to Assignment by Therapex and E-Z-EM Canada Inc. (attached as an exhibit to our current report on Form 8-K filed on July 28, 2010)
10.11	Manufacturing and Supply Agreement dated July 22 2010 between Cypress Pharmaceuticals, Inc. and Therapex, a division of E-Z-EM Canada Inc. (attached as an exhibit to our current report on Form 8-K filed on July 28, 2010) (portions of the exhibit have been omitted pursuant to a request for confidential treatment)
10.12	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on July 29, 2010)
10.13	Form of Promissory Note dated July 26, 2010 (attached as an exhibit to our current report on Form 8-K filed on July 29, 2010)
10.14	Employment Agreement effective July 1, 2010 with David L. Tousley (attached as an exhibit to our current report on Form 8-K filed on September 16, 2010)
10.15	Employment Agreement effective July 1, 2010 with Jorge Rodriguez (attached as an exhibit to our current report on Form 8-K filed on September 16, 2010)
10.16	Consulting Agreement effective July 1, 2010 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on September 28, 2010)
10.17	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on September 28, 2010)
10.18	Form of Promissory Note dated September 16, 2010 (attached as an exhibit to our current report on Form 8-K filed on September 28, 2010)
10.19	Termination Agreement effective July 1, 2010 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on September 28, 2010)
31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

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

Date: October 8, 2010