Form 10-Q
period 2010-11-30
PediatRx Inc.
filed 2011-01-13
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________
Commission File Number: 000-52218

PEDIATRX INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2590810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

405 Trimmer Road, Suite 200, Califon, New Jersey 07830
(Address of principal executive offices) (Zip Code)

(908) 975-0753
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 20,836,000 shares of common stock are issued and outstanding as of January 13, 2011.

- iii -

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)

Consolidated Financial Statements
November 30, 2010

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Consolidated Balance Sheets

	As of	As of
	November 30,	February 28,
	2010	2010
	(Unaudited)	(Note 1)

Assets

Current assets
Cash and cash equivalents	$786,928	$6,760
Accounts receivable, net of reserves	141,034	-
Inventory	111,386	-
Prepaid expenses	4,000	-

Total current assets	1,043,348	6,760
Product rights and know-how, net of accumulated amortization	853,393	-
Security deposits	991	-

Total assets	$1,897,732	$6,760

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$257,380	$5,500
Promissory notes	250,000	-
Total current liabilities	507,380	5,500
Promissory notes	-	50,000
Accrued interest	-	1,777
Total liabilities	507,380	57,277
Stockholders’ equity (deficit )
Capital stock
Authorized 150,000,000 common shares, par value $0.0001
Issued and outstanding November 30, 2010 – 20,836,000 common shares February 28, 2010 – 20,506,000 common shares	2,089	2,056
Additional paid-in capital	2,299,290	197,123
Retained deficit	(911,027)	(249,696)
Total stockholders' equity (deficit)	1,390,352	(50,517)
Total liabilities and stockholders' equity (deficit)	$1,897,732	$6,760

The accompanying notes are an integral part of these financial statements.

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Consolidated Statements of Operations

	For the period
	from the date
	of inception on	For the three	For the three	For the nine	For the nine
	March 18, 2005	month period	month period	month period	month period
	to November	ended November	ended November	ended November	ended November
	30, 2010	30, 2010	30, 2009	30, 2010	30, 2009

Net revenues	$148,820	$145,709	$-	$148,820	$-

Cost of Goods Sold	49,628	48,598	-	49,628	-

Gross Margin	99,192	97,111	-	99,192	-

Expenses
Bank charges and interest	2,490	699	62	1,162	234
Employee expenses	62,929	62,929	-	62,929	-
Consulting fees	293,073	89,167	-	282,897	-
Stock based compensation	18,600	18,600	-	18,600	-
Marketing expense	98,567	77,865	-	98,567	-
Travel expense	10,121	5,171	-	10,121	-
Filing fees	17,040	3,661	525	8,270	1,916
Interest expense	16,110	7,670	625	14,333	1,152
Investor relations	3,649	2,919	-	2,919	-
Legal and accounting fees	229,329	28,200	7,106	101,298	24,934
Licenses and permits	42,876	31,615	-	34,808	-
Management fees	48,000	-	3,000	3,000	9,000
Mineral property expenditures	15,124	-	-	-	-
Office expenses	1,359	741	5	741	48
Insurance expense	44,055	19,488	-	44,055	-
Regulatory expense	33,302	19,521	-	33,302	-
Recovery from mineral property acquisition costs	(5,000)	-	-	-	-
Rent	11,791	991	600	1,591	1,800
Transfer agent fees	18,374	1,706	825	5,339	2,550
Website development	9,002	5,338	-	7,163	-
Amortization expense	29,428	22,071	-	29,428	-
Write down of mineral property acquisition costs	10,000	-	-	-	-

Total Expenses	1,010,219	398,352	12,748	760,523	41,634

Net loss for the period	$(911,027)	$(301,241)	$(12,748)	$(661,331)	$(41,634)

Basic and diluted loss per common share		$(0.013)	$(0.001)	$(0.030)	$(0.002)

Weighted average number of common shares used in per share calculations		22,508,500	20,506,000	21,934,370	20,506,000

The accompanying notes are an integral part of these financial statements.

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the period
	from the date
	of inception on	For the nine	For the nine
	March 18, 2005	month period	month period
	to November	ended November	ended November
	30, 2010	30, 2010	30, 2009

Cash flows from operating activities
Net loss for the period	$(911,027)	$(661,331)	$(41,634)
Adjustments to reconcile loss to net cash used by operating activities
Amortization expense	29,428	29,428	-
Contributions to capital by related parties – expenses	58,800	3,600	10,800
Contributions to capital by related party – forgiveness of debt	38,949	-	-
Common shares issued for services	30	-	-
Recovery from mineral property acquisition cost	(5,000)	-	-
Write down of mineral property acquisition costs	10,000	-	-
Stock based compensation	18,600	18,600	-
Changes in operating assets and liabilities
Increase in accounts receivable	(23,855)	(23,855)	-
Increase in inventory	(111,386)	(111,386)	-
Increase in prepaids and deposits	(4,991)	(4,991)	-
Increase (decrease) in accounts payable and accrued liabilities	262,380	250,103	(4,681)
Cash used in operating activities	(638,072)	(499,832)	(35,515)

Cash flows from financing activities
Increase in due to related party	-	-	(1,128)
Promissory note	250,000	200,000	50,000
Common shares returned to treasury	(5,000)	-	-
Common shares issued for cash	2,190,000	2,080,000	-

Cash provided by financing activities	2,435,000	2,280,000	48,872

Cash flows from investing activities
Acquisition of mineral property interest	(10,000)	-	-
Acquisition of Granisol product line	(1,000,000)	(1,000,000)	-

Cash used in investing activities	(1,010,000)	(1,000,000)	-

Increase in cash and cash equivalents	786,928	780,168	13,357

Cash and cash equivalents, beginning of period	-	6,760	2,448

Cash and cash equivalents, end of period	$786,928	$786,928	$15,805

Supplemental Disclosures with Respect to Cash Flows (Note 9)

The accompanying notes are an integral part of these financial statements.

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

				Deficit,
				accumulated	Total
			Additional	during the	stockholders’
	Number of	Capital	paid-in	development	equity
	shares issued	stock	capital	stage	(deficit)
Balance as of March 18, 2005 (inception)	-	$-	$-	$-	$-
Restricted common shares issued for cash ($0.0005 per share) – September 2005	10,000,000	1,000	4,000	-	5,000
Contributions to capital by related parties – expenses	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance as of February 28, 2006	10,000,000	1,000	4,600	(21,237)	(15,637)
Common shares issued for cash ($0.005 per share) – May 2006	10,000,000	1,000	49,000	-	50,000
Common shares issued for services ($0.005 per share) – August 2006 and February 2007	6,000	6	24	-	30
Contributions to capital by related parties – expenses	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance as of February 28, 2007	20,006,000	2,006	65,024	(72,127)	(5,097)
Contributions to capital by related parties – expenses	-	-	14,400	-	14,400
Common shares returned to treasury and cancelled for cash ($0.005 per share) – April 2007	(1,000,000)	(100)	(4,900)	-	(5,000)
Common shares issued for cash ($0.01 per share) – May 2007	1,000,000	100	4,900	-	5,000
Net loss for the year	-	-	-	(65,411)	(65,411)

Balance as of February 28, 2008	20,006,000	2,006	79,424	(137,538)	(56,108)
Contributions to capital by related parties – expenses	-	-	14,400	-	14,400
Contributions to capital by related parties – loan forgiveness	-	-	38,950	-	38,950
Common shares issued for cash ($0.10 per share) – November 2008	500,000	50	49,950	-	50,000
Net loss for the year	-	-	-	(53,957)	(53,957)

Balance as of February 28, 2009	20,506,000	2,056	182,724	(191,495)	(6,715)
Contributions to capital by related parties – expenses	-	-	14,399	-	14,399
Net loss for the year	-	-	-	(58,201)	(58,201)

Balance as of February 28, 2010	20,506,000	2,056	197,123	(249,696)	(50,517)
Contributions to capital by related parties – expenses	-	-	3,600	-	3,600
Common shares issued for cash ($0.20 per share) – June 2010	1,500,000	150	299,850	-	300,000
Common shares issued for cash ($0.50 per share) – July 2010	1,500,000	150	749,850	-	750,000
Common shares issued for cash ($1.00 per share) – November 2010	825,000	83	824,917	-	825,000
Common shares returned to treasury and cancelled – November 2010 Common shares issued for debt cancellation ($1.00 per share) –	(3,700,000)	(370)	370	-	-
November 2010	205,000	20	204,980	-	205,000
Stock based compensation	-	-	18,600	-	18,600
Net loss for the period	-	-	-	(661,331)	(661,331)

Balance as of November 30, 2010	20,836,000	$2,089	$2,299,290	$(911,027)	$1,390,352

The accompanying notes are an integral part of these financial statements.

1.	Basis of Presentation and Nature and Continuance of Operations

The accompanying unaudited condensed financial statements of PediatRx Inc. (the "Company" or “PediatRx”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. Effective December 28, 2010, the Company changed its name from “Striker Energy Corp.” to “PediatRx Inc.” to better reflect its new business. This name change was effected by a merger with the Company’s wholly-owned subsidiary, PediatRx Inc., a Nevada corporation.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and nine month periods and for the period from the date of inception have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean PediatRx Inc..

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

The Company was incorporated under the laws of the State of Nevada on March 18, 2005 and the Company intended to engage in the acquisition and exploration of mineral properties. On September 28, 2005, the Company entered into a mineral property option agreement with an unrelated third party (the "Seller"), wherein the Company would acquire 50% of the rights, title and interests in and to the Bald Mountain Claims in Nevada. Early in the summer of 2008, the Company abandoned its efforts to acquire the Bald Mountain Claims with a notice to the Seller. The Company transitioned its business from mineral property exploration to oil and natural gas exploration.

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

The Company has a loss of $661,331 for the nine month period ended November 30, 2010 (November 30, 2009 – $41,634, cumulative – $911,027) and has a working capital surplus at November 30, 2010 of $535,968 (February 28, 2010 – working capital surplus of $1,260). The Company's financial statements as of November 30, 2010 and for the nine month period ended November 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. As of November 30, 2010, the Company's assets consisted of cash and cash equivalents of $786,928 and accounts receivable from product sales, net of reserves for discounts and allowances of $141,034. Management believes that the Company's capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending February 28, 2011. The Company believes however, that it will be able to raise capital through additional debt and/or equity financings and that such financings, combined with increasing product sales, will allow the Company to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of November 30, 2010, the Company was in the process of transitioning to its new operating business and expects to incur operating losses for the next twelve months as it builds out its infrastructure and begins its full distribution activities for Granisol.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Cash and cash equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less when purchased.

Accounts Receivable

Trade receivables are reported at net realizable value. In the normal course of business, credit is extended to customers on a short-term basis and generally collateral is not required. Management determines the allowance for doubtful accounts based on historical losses and current economic conditions. On a continuing basis, management analyzes delinquent receivables and once these receivables are determined to be uncollectible, they are written off through a charge against an existing allowance account or against earnings. Additionally, management includes the reserves for allowances such as cash discounts and returns in the accounts receivable balance. As of November 30, 2010, a reserve of $34,916 has been netted against accounts receivable.

Inventory

Inventory is stated at the lower-of-cost or market on an average cost basis. Reserves for excess, slow moving or obsolete inventory are established when management becomes aware of an impairment in a product's marketability due to changes in formulation, market demand and conditions or other factors. Such reserves are established based upon the difference between the product's cost and management's estimate of its net realizable value.

Intangible Assets

Intangible assets consist of product rights and know-how, the Granisol trademark, and a manufacturing and supply agreement. As of November 30, 2010, intangible assets include costs of $882,820 less related accumulated amortization of $29,427 which amortization began in August 2010. The Company is amortizing the product rights and know-how over a ten year period on a straight line basis. As of November 30, 2010, annual amortization expense for each of the succeeding five years is expected to be $88,282.

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

  Generally, credits may be issued to customers for decreases that are made to selling prices for the value of inventory that is owned by customers at the date of the price reduction. These credits are not contractually agreed to; instead, management issues price adjustment credits at its discretion. Price adjustment credits are estimated at the time the price reduction occurs. The amount is calculated based on an estimate of customer inventory levels.

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

Actual product returns, chargebacks and other sales allowances incurred are, however, dependent upon future events and may be different than management's estimates. These sales deductions are continually monitored and management makes adjustments to these provisions when it becomes evident that actual product returns, chargebacks and other sales allowances may differ from established allowances.

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

Start-up expenses
The Company has adopted ASC 720, "Start-Up Costs", which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's expenses for the period from the date of inception from March 18, 2005 to November 30, 2010.

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

On July 23, 2010 (the Closing Date), the Granisol product line was acquired by the Company for cash consideration totaling $1 million. All inventories and intangibles associated with the Granisol product line are included in the purchase. PediatRx is a US-based specialty pharmaceutical company dedicated to marketing and formulating effective therapies and supportive care products for children undergoing treatment for cancer and other serious conditions requiring hospitalization.

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

Prior to the closing date, a purchase order was placed with Therapex for one lot of product to be delivered subsequent to the closing date. Such inventory to be delivered is an integral part of the acquisition and the seller has been paid by PediatRx as part of the $1 million cash consideration. The Company assigned $117,180 to inventory receivable on the balance sheet as of the Closing Cate, with the remaining purchase price allocated to the product rights and know-how associated with the ANDA, the Granisol trademark, and the manufacturing and supply agreement with Therapex. The related inventory was received in October 2010 and the inventory receivable was reclassified to inventory in the accompanying the balance sheet as of November 30, 2010.

The Company is amortizing the product rights and know-how over a ten year period on a straight line basis, beginning with August, 2010.

The purchase price for the Granisol product line was allocated in accordance with the acquisition method of accounting. The acquisition method of accounting is based on ASC 805, “Business Combinations,” and uses the fair value concepts defined in ASC 820, “Fair Value Measurements and Disclosures,” which the Company has adopted as required. For the nine months ended November 30, 2010, the Company incurred approximately $18,975 in costs related to the acquisition of the Granisol product line. These costs are reflected in other expenses in the Consolidated Statements of Operations.

The following unaudited pro forma information was prepared assuming that the acquisitions of Granisol had taken place at the beginning of fiscal 2009. In preparing the pro forma financial information, various assumptions were made; therefore, the Company does not imply that the future results will be indicative of the following pro forma information:

	Nine months ended	Nine months ended
	November 30, 2010	November 30, 2009
Net sales	$222,660	$143,739
Net loss	(685,160)	(100,793)
Net loss per share - basic and diluted	(0.0329)	(0.0043)

4.	Mineral Properties

On September 28, 2005, the Company entered into a mineral property option agreement with an unrelated third party, wherein the Company could acquire 50% of the rights, title and interests in and to the Bald Mountain Claims in Nye County, Nevada (the "Bald Mountain Claims") by paying $5,000 in cash on signing (paid), $5,000 on the second anniversary of the agreement (accrued), $10,000 on the third anniversary of the agreement and completing exploration expenditures totalling $500,000 by September 28, 2010. During the year ended February 28, 2006, the Company recorded a write down of mineral property acquisition costs of $5,000 related to the Bald Mountain Claims.

During the year ended February 29, 2008, the Company incurred mineral property acquisition costs of $5,000 related to Bald Mountain Claims. This amount was initially capitalized as an intangible asset. During the year ended February 29, 2008, the Company recorded a write down of mineral property acquisition costs of $5,000 related to the Bald Mountain Claims.

During the year ended February 28, 2009, the Company abandoned its interest in the Bald Mountain Claims and recorded a recovery of mineral property acquisition costs of $5,000. This amount was previously recorded as payable on September 28, 2007.

5.	Promissory Notes

	November 30,	February 28,
	2010	2010

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

On September 24, 2010, with retroactive effect to July 1, 2010, the Company entered into a second consulting agreement with Dr. Cameron Durrant. Pursuant to the consulting agreement, Dr. Durrant agreed to perform such duties as are regularly and customarily performed by the Chief Executive Officer of a corporation in consideration for, among other things, $250,000 per annum. The term of the consulting agreement is one year from July 1, 2010, unless both parties agree to extend.

Dr. Durrant's agreement with the Company dated May 28, 2010 was terminated in lieu of the September 24, 2010 agreement with PediatRx.

In addition, 4,250,000 shares of the Company's common stock owned by Dr. Durrant have been placed into escrow. The shares will be released to him upon achievement of certain milestones or returned to us for cancellation as provided therein. Management has determined that the substance of the escrow agreement constitutes a performance based award and has recorded stock compensation expense of $17,000 with the first release of shares. The fair value of the remaining escrow shares has been determined to be $34,000 using the Company stock price from transactions on or around the date the terms of the escrow agreement were agreed upon by all parties. As of November 30, 2010, management cannot determine that it is probable the achievement of the remaining two milestones will be met. Consequently, no compensation expense associated with the two remaining milestones has been recognized.

During the nine month period ended November 30, 2010, the Company paid $31,250 and accrued an additional $84,917 (November 30, 2009 – $Nil, cumulative – $116,167) in connection with Dr. Durrant's consulting agreements and also accrued an additional $86,705 in expenses paid by him related to the establishment of PediatRx. Interest associated with such expenses is accrued at 5% per annum.

On September 14, 2010, with retroactive effect to July 1, 2010, the Company entered into an employment agreement with Mr. David Tousley, Chief Financial Officer, Treasurer and Secretary of PediatRx. Pursuant to the employment agreement, Mr. Tousley agreed to perform such duties as are regularly and customarily performed by the Chief Financial Officer of a corporation in consideration for, among other things, $200,000 per annum. Mr. Tousley is also eligible to receive an annual bonus and an annual stock option award at the end of each year at the discretion of the board of directors of PediatRx. The term of the employment agreement is two years from July 1, 2010, unless both parties agree to extend.

In addition, 400,000 shares of the Company's common stock owned by Mr. Tousley have been placed into escrow. The shares will be released to him upon achievement of certain milestones or returned to us for cancellation as provided therein. Management has determined that the substance of the escrow agreement constitutes a performance based award and has recorded stock compensation expense of $1,600 with the first release of shares. The fair value of the remaining escrow shares has been determined to be $3,200 using the Company stock price from transactions on or around the date the terms of the escrow agreement were agreed upon by all parties.. As of November 30, 2010, management has cannot determine that achievement of the remaining two milestones will be met. Consequently, no compensation expense associated with the two remaining milestones has been recognized.

On September 14, 2010, with retroactive effect to July 1, 2010, our wholly owned subsidiary, PediatRx, entered into an employment agreement with Mr. Jorge Rodriguez, Chief Commercial Officer of PediatRx. Pursuant to the employment agreement, Mr. Rodriguez agreed to perform such duties as are regularly and customarily performed by the Chief Commercial Officer of a corporation in consideration for, among other things, $150,000 per annum. Mr. Rodriguez is also eligible to receive an annual bonus and an annual stock option award at the end of each year at the discretion of the board of directors of PediatRx. The term of the employment agreement is two years from July 1, 2010, unless both parties agree to extend.

7.	Capital Stock

Authorized

The total authorized capital is 150,000,000 common shares with a par value of $0.0001.

Issued and outstanding

The total issued and outstanding capital stock at November 30, 2010 is 20,836,000 common shares with a par value of $0.0001 per common share.

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

On July 2, 2010, 1,500,000 common shares valued at $0.50 per share of the Company were issued for total cash proceeds of $750,000.

On November 3, 2010, 400,000 units were issued at a purchase price of $1.00 per unit for total cash proceeds of $400,000. Each unit consisted of one share of common stock of the Company and one-half of one share non-detachable purchase warrant. Each whole warrant entitles the holder to purchase one share of common stock at a purchase price of $1.75 per share until November 3, 2012.

On November 3, 2010, 3,700,000 shares of the Company were returned to the Company for no cash or other consideration. These shares were cancelled.

On November 30, 2010, 425,000 units were issued at a purchase price of $1.00 per unit for total cash proceeds of $425,000. Each unit consisted of one share of common stock of the Company and one-half of one share non-detachable purchase warrant. Each whole warrant entitles the holder to purchase one share of common stock at a purchase price of $1.75 per share until November 30, 2012.

On November 30, 2010, 205,000 units were issued at a purchase price of $1.00 per unit for cancellation of a promissory note in the principal amount of $200,000 plus accrued interest of $5,000. Each unit consisted of one share of common stock of the Company and one-half of one share non-detachable purchase warrant. Each whole warrant entitles the holder to purchase one share of common stock at a purchase price of $1.75 per share until November 30, 2012.

A summary of the Company’s share purchase warrants outstanding as of November 30, 2010 is presented below:

	Number of Shares	Exercise Price
Balance, February 28,2010	-	-
Issued	515,000	$1.75
Balance, November 30, 2010	515,000	$1.75

8.	Income Taxes

The Company has losses to carry forward for income tax purposes as of November 30, 2010. There are no current or deferred tax expenses for the period ended November 30, 2010 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry- forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The composition of the Company's deferred tax assets as at November 30, 2010 and February 28, 2010 is as follows:

	As of	As of
	November	February 28,
	30, 2010	2010
	(Unaudited)	(Audited)

Net operating loss carry-forward	$276,000	$53,000
Less: Valuation allowance	(276,000)	(53,000)

Net deferred tax asset	$-	$-

As of November 30, 2010, the Company has an unused net operating loss carry forward balance of approximately $813,000 that is available to offset future taxable income. The potential income tax benefit of these losses has been offset by a full valuation allowance. This unused net operating loss carry-forward balance expires at various dates from 2026 to 2031.

The Company had no significant unrecognized tax benefits at February 28, 2010 or at November 30, 2010. Accordingly, there are no interest or penalties related to uncertain tax positions. However, if interest or penalties were to be incurred related to uncertain tax positions, such amounts would be recognized in income tax expense. Tax periods for all years after fiscal 2006 remain open to examination by the federal and state taxing jurisdictions to which we are subject

9.	Supplemental Disclosures with Respect to Cash Flows

On April 30, 2007, 1,000,000 common shares of the Company were returned to treasury and cancelled; $5,000 was returned to the investors.

During the year ended February 28, 2009, two former officers and directors of the Company forgave loans to the Company totaling $38,949. This loan forgiveness has been recorded as contributions to capital.

During the nine month period ended November 30, 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $3,000 (November 30, 2009 – $9,000, cumulative – $48,000) and for rent in the amount of $600 (November 30, 2009 – $1,800, cumulative – $10,800).

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

As used in this report and unless otherwise indicated, the terms "we", "us" and "our" refer to PediatRx Inc., a Nevada corporation. Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in PediatRx's capital stock.

Corporate Overview

We are a development stage enterprise, as defined in ASC Topic 915, "Development Stage Entities". We are currently only involved in the sales and marketing and seeking rights of pharmaceutical products.

Our company was incorporated under the laws of Nevada on March 18, 2005 under the name “Striker Energy Corp.”. From inception until the summer of 2008, we were engaged in the mineral exploration business. During the summer of 2008, we abandoned our mineral exploration properties and made the transition to oil and gas. On July 28, 2010, our wholly owned subsidiary PediatRx Inc. completed the acquisition of Granisol™ (granisetron HC1) oral solution ("Granisol") from Cypress Pharmaceutical, Inc. ("Cypress") and we abandoned our interest in the oil and gas business in favor of pursuing opportunities in the pharmaceutical industry. Effective December 28, 2010, we changed our name from “Striker Energy Corp.” to “PediatRx Inc.” to better reflect our new business. We effected this name change by a merger with our wholly-owned subsidiary, PediatRx Inc., a Nevada corporation.

Our Business

On June 17, 2010, we entered into a letter of intent with Cypress to acquire all of the assets associated with Granisol. First approved in 2008, Granisol is an oral, liquid granisetron solution, formerly distributed by Hawthorn Pharmaceuticals, a wholly-owned subsidiary of Cypress. The Food and Drug Administration has approved Granisol's use in cancer care to prevent nausea and vomiting associated with cancer therapy. On June 18, 2010 we caused PediatRx Inc. to be incorporated as a wholly-owned subsidiary of Striker Energy Corp. under the laws of the state of Nevada. On July 23, 2010 we, through our wholly-owned subsidiary PediatRx Inc., acquired Granisol from Cypress and we turned our focus to the pharmaceutical industry and terminated our interest in oil and natural gas exploration. Effective December 28, 2010, we changed our name from “Striker Energy Corp.” to “PediatRx Inc.” to better reflect our new business. We effected this name change by a merger with our wholly-owned subsidiary, PediatRx Inc.

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

We are a development stage enterprise, as defined in Accounting Standards Codification (the "Codification" or "ASC") 915-10, "Development Stage Entities". We are now devoting all of our present efforts to the preparation for marketing Granisol and to securing rights to other pharmaceutical products through acquisition and reformulation activities. We were previously an exploration stage company in the business of oil and natural gas exploration.

Liquidity and Capital Resources

Our financial condition for the nine month periods ended November 30, 2010 and 2009 and as of November 30, 2010 and February 28, 2010 for the respective items are summarized below.

We have incurred recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders or the securing additional debt financing, and our ability to achieve and maintain profitable operations.

Working Capital
	November 30,	February 28,
	2010	2010
Current Assets	$1,043,348	$6,760
Current Liabilities	507,380	5,500
Working Capital	$535,968	$1,260

As of November 30, 2010 our working capital increased by $534,708 due largely to our taking on additional debt in the form of a 5% promissory note in the amount of $200,000 due on July 26, 2011 which has been utilized to fund the establishment of infrastructure and to prepare for the launch of Granisol. We also completed equity placements totaling $2,080,000 with the issuance of a total of 3,825,000 shares of common stock, which funding has been utilized to complete the acquisition of Granisol, establish the marketing and administrative infrastructure and to launch the product.

Cash Flows

	Nine Months Ended
	November 30,
	2010	2009
Cash used in operating activities	$(499,832)	$(35,515)
Cash provided by financing activities	2,280,000	48,872
Cash used in investing activities	(1,000,000)	-
Net increase in cash	$780,168	$13,357

Cash Used in Operating Activities

Our cash used in operating activities for the nine months ended November 30, 2010 compared to our cash used in operating activities for the nine months ended November 30, 2009 increased by $464,317, primarily due to the expenses associated with establishing infrastructure in preparation for the launch of Granisol and in launching the product.

Cash Provided by Financing Activities

Our cash provided by financing activities for the nine months ended November 30, 2010 compared to our cash provided by financing activities for the nine months ended November 30, 2009 increased by $2,231,128 due to the issuance of a $200,000, 5% promissory note due on September 19, 2011 and the completion of equity placements totaling $2,080,000 with the issuance of a total of 3,825,000 shares of common stock, while only $50,000 was secured during the same period in 2009 from the issuance of a $50,000 5% promissory note due on June 15, 2011.

Cash Used in Investing Activities

Our cash used in investing activities for the nine months ended November 30, 2010 compared to our cash used in investing activities for the nine months ended November 30, 2009 increased by $1,000,000. During the nine month period ended November 30, 2010, $1,000,000 was used to complete the acquisition of Granisol from Cypress while no cash was utilized in investing activities during the same period in 2009.

Results of Operation

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine month periods ended November 30, 2010.

Revenues
We have recognized $145,709 in net product revenue during the three month period ended November 30, 2010 and $148,820 during the nine month period ended November 30, 2010 as a result of the Granisol acquisition and product launch. We recognized no revenue prior to 2010.

Expenses
The table below shows our expenses for the three month and nine month periods ended November 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
Expense	2010	2009	2010	2009
Bank charges and interest	$699	$62	$1,162	$234
Employee expenses	62,929	-	62,929	-
Consulting fees	89,167	-	282,897	-
Stock based compensation	18,600	-	18,600	-
Marketing expense	77,865	-	98,567	-
Travel expense	5,171	-	10,121	-
Filing fees	3,661	525	8,270	1,916
Interest expense	7,670	625	14,333	1,152
Investor relations	2,919	-	2,919	-
Legal and accounting fees	28,200	7,106	101,298	24,934
Licenses and permits	31,615	-	34,808	-
Management fees	-	3,000	3,000	9,000
Office expense	741	5	741	48
Insurance expense	19,488	-	44,055	-
Regulatory expense	19,521	-	33,302	-
Rent	991	600	1,591	1,800
Transfer agent fees	1,706	825	5,339	2,550
Website development	5,338	-	7,163	-
Amortization expense	22,071	-	29,428	-
Total Expenses	$398,352	$12,748	$760,523	$41,634

In the three month period ended November 30, 2010, our expenses increased by approximately $386,000 over the three month period ended November 30, 2009, due primarily to employee, consulting, share based compensation, marketing, travel, licenses and permits, insurance, regulatory, and website development expenses of approximately $329,000 associated with the acquisition of Granisol and preparing for and initiating product launch, increased legal and accounting, investor relations, interest, transfer agent, and filing fees and expenses of approximately $35,000 incurred in connection with the equity placements and issuances of promissory notes, as well as expenses associated with the Granisol acquisition, and amortization expense of approximately $22,000 on the product rights and know-how related to the Granisol acquisition.

In the nine month period ended November 30, 2010, our expenses increased by approximately $719,000 over the nine month period ended November 30, 2009, due to employee, consulting, share based compensation, marketing, travel, licenses and permits, insurance, regulatory, and website development expenses of approximately $592,000 associated with preparing for and initiating our product launch, increased legal and accounting, investor relations, interest, transfer agent, and filing fees and expenses of approximately $102,000 incurred in connection with the equity placements and issuances of promissory notes, as well as expenses associated with the Granisol acquisition, amortization expense of approximately $29,000 on the product rights and know-how related to the Granisol acquisition and other administrative expenses associated with repositioning our company. These increased expenses were offset by a decrease in management fees and other expenses of approximately $4,000.

Cash Requirements

Our primary objectives for the next twelve month period are to complete the systems, processes and infrastructure within our company required to commercialize Granisol and to continue to look at opportunities within the pharmaceutical markets to acquire and/or reformulate other pharmaceutical products.

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

These expenses and working capital requirements will be offset to some degree by revenue generation from sales of Granisol. There can be no assurance that we will generate revenues significant enough to offset these expenses to some or any degree and that we will not have significant needs for other financing to support the activities of our company. Additionally, there can be no assurance that we will be able to identify additional opportunities that we consider attractive enough to acquire or develop or that we will be able to raise funds when needed or, if funds are available to us, that they can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, and if sales of Granisol are insufficient to ultimately fund the operating costs of the business, we may be forced to cease the operation of our business.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T. CONTROLS AND PROCEDURES.

Disclosure controls and procedures

We maintain "disclosure controls and procedures", as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal accounting officer to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, as amended, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

Internal control over financial reporting

There were no changes in our internal control over financial reporting during the third quarter of our fiscal year ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

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

We have generated minimal revenue from operations since our incorporation. During the nine month period ended November 30, 2010, we incurred a net loss of $661,331. From inception through November 30, 2010, we incurred an aggregate loss of $911,027. We anticipate that we will continue to incur operating expenses which will be offset to some degree by revenues from the sales of Granisol. Unless we are able to grow the revenues from Granisol significantly, we may never reach a point where we have positive net income. If we cannot substantially increase our revenues from sales of Granisol, we will continue to generate losses and will require additional funding to remain in business. We estimate our average monthly expenses over the next 12 months to be approximately $350,000, including product development and general and administrative expenses, but excluding any additional product acquisition costs. On November 30, 2010, we had cash and cash equivalents of approximately $786,928. In order to fund our anticipated budget for the next 12 months, excluding additional product acquisition costs, we believe that we will need to raise approximately $2 million. This amount could increase if we encounter difficulties that we cannot anticipate at this time. We have traditionally raised our operating capital from the sale of equity securities but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

As of November 30, 2010, we had total debt of approximately $258,600 (including accrued interest of approximately $8,600). Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

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

Our CEO and CFO are employed elsewhere and their time and effort will not be devoted to our company full-time.

Our CEO and CFO are each employed in other positions with other companies. As a result, our company is and will continue to be managed on a part-time basis. Our business could be adversely impacted by the lack of full time management.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. [REMOVED AND RESERVED].

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation S-K:

No.	Description
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
3.2	Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on September 15, 2008)
3.3	Articles of Merger (attached as an exhibit to our current report on Form 8-K filed on December 28, 2010)
3.4	Amended and Restated Bylaws (attached as an exhibit to our registration statement on Form 8-K filed on November 3, 2010)
10.1	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 6, 2008)
10.2	Form of Private Placement Subscription Agreement dated June 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 16, 2009)
10.3	Form of promissory note dated June 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 16, 2009)
10.4	Consulting Agreement with Cameron Durrant dated May 28, 2010 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 28, 2010)
10.5	Letter of Intent with Cypress Pharmaceuticals Inc. (attached as an exhibit to our quarterly report on Form 10-Q filed on June 28, 2010)

No.	Description
10.6	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on June 17, 2010)
10.7	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on July 9, 2010)
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

10.12	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on July 29, 2010)
10.13	Form of Promissory Note dated July 26, 2010 (attached as an exhibit to our current report on Form 8-K filed on July 29, 2010)
10.14	Employment Agreement effective July 1, 2010 with David L. Tousley (attached as an exhibit to our current report on Form 8-K filed on September 16, 2010)
10.15	Employment Agreement effective July 1, 2010 with Jorge Rodriguez (attached as an exhibit to our current report on Form 8-K filed on September 16, 2010)
10.16	Consulting Agreement effective July 1, 2010 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on September 28, 2010)
10.17	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on September 28, 2010)
10.18	Form of Promissory Note dated September 16, 2010 (attached as an exhibit to our current report on Form 8-K filed on September 28, 2010)
10.19	Termination Agreement effective July 1, 2010 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on September 28, 2010)
10.20	Management Stock Agreement made effective July 1, 2010 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on November 3, 2010)
10.21	Management Stock Agreement made effective July 1, 2010 with David Tousley (attached as an exhibit to our current report on Form 8-K filed on November 3, 2010)
10.22	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 3, 2010)
10.23	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on December 2, 2010)
10.24	Form of Shares for Debt Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on December 2, 2010)
31.1*	Certification of Cameron Durrant Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification of David L. Tousley Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Cameron Durrant Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification of David L. Tousley Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRX INC.

/s/ Cameron Durrant
Cameron Durrant
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 13, 2011

/s/ David L. Tousley
David L. Tousley
Secretary, Treasurer, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: January 13, 2011