Form 10-K
period 2011-02-28
PediatRx Inc.
filed 2011-05-17
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2011

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
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (908) 975-0753

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
Nil	N/A

Securities registered pursuant to Section 12(g) of the Act

Common Stock, par value $0.0001 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

- ii -

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting	Smaller reporting company [X]
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

14,156,000 shares of common stock at a price of $0.50 per share for an aggregate market value of $7,078,000.1

1 The aggregate market value of the voting stock held by non-affiliates is computed by reference to the price of shares of common stock sold in a private placement transaction that was closed on July 2, 2010 of $0.50 per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 20,836,000 shares of common stock are issued and outstanding as of May 16, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

- iii -

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This annual report contains forward-looking statements. All statements other than statements of historical facts contained in this annual report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements include, without limitation, statements regarding the anticipated designs of our future products, statements regarding our anticipated future regulatory submissions and statements regarding our anticipated future cash position.

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

Moreover, we are a new entrant to the pharmaceutical business and our management cannot predict all of the risks we will face in establishing our company in this industry, nor can we assess the impact that these risk factors might have on our business or the extent to which any risk factor, or any combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report and unless otherwise indicated, the terms “we”, “us”, “PediatRx” and “our” refer to PediatRx Inc., a Nevada corporation. Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in PediatRx’s capital stock.

Corporate Overview

Our company was incorporated under the laws of Nevada on March 18, 2005 under the name “Striker Energy Corp.”. From inception until the summer of 2008, we were engaged in the mineral exploration business. During the summer of 2008, we abandoned our mineral exploration properties and made the transition to oil and gas. On July 23, 2010, our wholly owned subsidiary PediatRx Inc., a Nevada Corporation, completed the acquisition of Granisol® (granisetron HC1) oral solution (“Granisol”) from Cypress Pharmaceutical, Inc. (“Cypress”) and we abandoned our interest in the oil and gas business in favor of pursuing opportunities in the pharmaceutical industry. Effective December 28, 2010, we changed our name from “Striker Energy Corp.” to “PediatRx Inc.” to better reflect our new business. We effected this name change by a merger with our wholly-owned subsidiary, PediatRx Inc., a Nevada corporation.

Our Business

On June 17, 2010, we entered into a letter of intent with Cypress to acquire all of the assets associated with Granisol. First approved in 2008, Granisol is the only oral, liquid granisetron solution, formerly distributed by Hawthorn Pharmaceuticals, a wholly-owned subsidiary of Cypress. The Food and Drug Administration has approved Granisol’s use in cancer care to prevent nausea and vomiting associated with cancer therapy. On June 18, 2010, we caused PediatRx Inc. to be incorporated as a wholly-owned subsidiary of Striker Energy Corp. under the laws of the state of Nevada. On July 23, 2010 we, through our wholly-owned subsidiary PediatRx Inc., acquired Granisol from Cypress and we turned our focus to the pharmaceutical industry and terminated our interest in oil and natural gas exploration. Effective December 28, 2010, we changed our name from “Striker Energy Corp.” to “PediatRx Inc.” to better reflect our new business. We effected this name change by a merger with our wholly-owned subsidiary, PediatRx Inc.

Granisol is our first acquisition. We intend to be the sole distributor of Granisol and to focus our marketing efforts on specialists in the field of oncology and supportive care. We do not now, nor do we intend to manufacture our products. We contracted manufacturing to Therapex, a division of E-Z-EM Canada Inc., a subsidiary of E-Z-EM, Inc., the entity that manufactured Granisol for Cypress.

We intend to develop our business by acquiring rights to, and/or substantially all of the assets associated with drugs already approved for use by the United States Food and Drug Administration in oncology, supportive care, pediatric hospital specialties and other relevant medical specialties and to become the sole distributor of such products in the United States.

We intend to accelerate our recovery of acquisition costs, add value to our acquisition of Granisol, and pursue future acquisitions through four principal means:

Marketing

We intend to promote the relative merits of Granisol, and future products, to healthcare professionals, payers, end-users and their caregivers.

Reformulation

We intend to alter non-pharmacological elements of products to offer greater choice to consumers by reformulating certain products into multiple appealing, easy-to-take presentations.

Extension

We intend to seek applications for our products in fields outside of oncology and supportive care.

Expanded distribution

We intend to expand distribution of our products in overseas markets, likely through partnerships and licensing agreements.

Competition

Granisol is the only oral, liquid granisetron HCl solution currently on the market and approved by the United States Food and Drug Administration.

We believe that our singular focus on the acquisition, development, and commercialization of pharmaceutical drugs approved by the United States Food and Drug Administration for use in oncology, supportive care, pediatric hospital specialties and other relevant medical specialties is a competitive advantage over otherwise similar pharmaceutical companies. We are aware of no other company focused exclusively on pediatric hospital care, oncology and supportive care. The specialty pharmaceutical industry is, by definition, fragmented and it is a competitive market. We compete with many pharmaceutical companies, both large and small, for staff, and for product acquisitions and licensing.

We differ from many early-stage pharmaceutical companies in that we intend to devote a large portion of our capital to acquisition of products, reformulating existing products, and to sales and marketing, and we hope to recognize revenue from product sales in the foreseeable future. Many early stage pharmaceutical companies devote a greater portion of their capital to research and development with no expectation of revenue from product sales in the foreseeable future.

Research and Development Expenditures

Expenditures attributable to research and development of Granisol over the last two fiscal years totaled $55,000.

Employees

At present, we have two employees who are also officers of the company in the capacities of Chief Financial Officer and Chief Commercial Officer, respectively. Our Chief Executive Officer serves pursuant to a consulting agreement.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We own one registered trademark for Granisol and have several trademark applications pending.

Government Regulations

We have sought and received approval from the United States Food and Drug Administration for a labeling code for Granisol. The labeling code is required on packaging of pharmaceutical products distributed in healthcare facilities including hospitals. We have also applied for and received all required state distribution licenses that permit us to begin distributing Granisol under PediatRx’s label.

Success in the United States pharmaceutical industry is dependent on approval by the United States Food and Drug Administration for many aspects of the business including product efficacy, product manufacturing, product distribution, and product marketing. We believe that we are pursuing an appropriate path by focusing our efforts on acquiring products already approved for use by the United States Food and Drug Administration, and conforming to their standards.

To aid us in our efforts to achieve the highest level of compliance with United States Food and Drug Administration requirements we have looked to hire experts in the field of pharmaceutical compliance.

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

We have generated minimal revenue from operations since our incorporation. During the twelve month period ended February 28, 2011, we incurred a net loss of $1,049,087. From inception through February 28, 2011, we incurred an aggregate loss of $1,298,783. We anticipate that we will continue to incur operating expenses which will be offset to some degree by revenues from the sales of Granisol. Unless we are able to grow the revenues from Granisol significantly, we may never reach a point where we have positive net income. If we cannot substantially increase our revenues from sales of Granisol, we will continue to generate losses and will require additional funding to remain in business. We estimate our average monthly expenses over the next 12 months to be approximately $350,000, including product development and general and administrative expenses, but excluding any additional product acquisition costs. On February 28, 2011, we had cash and cash equivalents of approximately $549,392. In order to fund our anticipated budget for the next 12 months, excluding additional product acquisition costs, we believe that we will need to raise approximately $2 to 3 million. This amount could increase if we encounter difficulties that we cannot anticipate at this time. We have traditionally raised our operating capital from the sale of equity securities but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our financial statements for the year ended February 28, 2011. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our debt obligations. Any refinancing of this substantial debt could be at significantly higher interest rates.

As of February 28, 2011, we had total debt of approximately $260,200 (including accrued interest of approximately $10,200). Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

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

Third-parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products.

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the pharmaceutical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. Litigation may be costly and time-consuming, and could divert the attention of our management and technical personnel. In addition, if we infringe on the rights of others, we could lose our right to develop, manufacture or market products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. Although the parties to patent and intellectual property disputes in the pharmaceutical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include on-going royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on commercially reasonable terms, or at all. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling a number of our products, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

The pharmaceutical industry has an intensely competitive environment that will require an on-going, extensive search for technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of products to healthcare professionals in private practice, group practices and MCOs. We are smaller than all of our competitors. Most of our competitors have been in business for a longer period of time than us, have a greater number of products on the market and have greater financial and other resources than we do. Furthermore, recent trends in this industry are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a profitable share of those markets. It is possible that developments by our competitors will make any products or technologies that we acquire non-competitive or obsolete.

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

Trading of our stock is restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Executive Offices and Registered Agent

Our Chief Executive Officer and corporate headquarters is located at 405 Trimmer Road, Suite 200, Califon, New Jersey 07830. We lease approximately 660 square feet for $5,940 per annum plus the cost of utilities.

Our registered office for service in the State of Nevada is located at National Registered Agents, Inc. of NV, 1000 East William Street Suite 204, Carson City NV 89701.

Intellectual Property

We own one registered trademark for Granisol and have several trademark applications pending.

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

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. Our symbol is “PEDX.OB”, and our CUSIP number is 70532X107. There were no bid or ask prices recorded for our common stock during our fiscal years ended February 28, 2011 and 2010.

On May 16, 2011, the closing price of our common stock as reported by the OTC Bulletin Board was $1.00 per share.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Transfer Online, Inc, 512 SE Salmon Street, Portland, OR 97214.

Holders of Common Stock

As of May 16, 2011, there were 56 holders of record of our common stock. As of such date, 20,836,000 shares were issued and outstanding.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans.

Effective February 18, 2011, our Board of Directors adopted and approved the 2011 stock option plan. The purpose of the 2011 stock option plan is to enhance the long-term stockholder value of our company by offering opportunities to directors, key employees, officers, independent contractors and consultants of our company to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our company’s growth and success, and to encourage them to remain in the service of our company. A total of 2,000,000 shares of our common stock are available for issuance and during the 12 month period after the first anniversary of the adoption of the 2011 stock option plan by our Board of Directors, and during each 12 month period thereafter, our Board of Directors is authorized to increase the number of shares issuable by up to 500,000 shares.

The following table summarizes certain information regarding our equity compensation plan as of February 28, 2011:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	None	None	2,000,000
Total	None	None	2,000,000

Recent sales of unregistered securities; use of proceeds from registered securities

Since the beginning of the fourth quarter of our fiscal year ended February 28, 2011, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table is a summary of purchases made by or on behalf of our company or any “affiliated purchaser,” of shares or other units of any class of our equity securities that is registered by the issuer pursuant to section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
November 3, 2010	3,700,000 shares(1)	None	None	None

(1) Effective November 3, 2010, 3,700,000 shares of our common stock previously held by Opex Energy Corp., a private company controlled by Joseph Carusone, our Vice President, Investor Relations and director, were cancelled and returned to treasury of our company. Opex returned these shares to our company for cancellation for no consideration.

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

Liquidity and Capital Resources

Our financial condition for the12 months ended February 28, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:

We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Capital

	February 28,	February 28,
	2011	2010
Current Assets	$716,107	$6,760
Current Liabilities	564,425	5,500
Working Capital	$151,682	$1,260

As of February 28, 2011, our working capital increased by $150,422 due largely to our taking on additional debt in the form of a 5% unsecured promissory note in the amount of $200,000 due on July 26, 2011, which has been utilized to fund the establishment of infrastructure and to prepare for the launch of Granisol. We also completed equity placements totaling $2,080,000 with the issuance of a total of 3,825,000 shares of common stock, which funding has been utilized to complete the acquisition of Granisol, establish the marketing and administrative infrastructure and to launch the product.

On May 9, 2011, we issued an unsecured promissory note in the amount of $250,000, bearing interest at five percent (5%) per annum on the principal balance. The unsecured promissory note is due on May 6, 2012. The principal amount, or such portion thereof as shall remain outstanding from time to time, shall accrue simple interest, calculated monthly in arrears at a rate of 5% per annum commencing on the date of this unsecured promissory note and payable at maturity. When not in default, the unsecured promissory note and any accrued interest, can be repaid in whole or in part without notice or penalty, with a minimum of six months interest due if repaid prior to the six month anniversary.

Cash Flows

	12 months	12 months
	ended	ended
	February 28,	February 28,
	2011	2010
Cash used in operating activities	$(737,368)	$(44,560)
Cash provided by financing activities	2,280,000	48,872
Cash used in investing activities	(1,000,000)	-
Net increase in cash	$542,632	$4,312

Cash Used in Operating Activities

Our cash used in operating activities for the twelve months ended February 28, 2011, compared to our cash used in operating activities for the twelve months ended February 28, 2010, increased by $692,808, primarily due to the expenses associated with establishing infrastructure in preparation for the launch of Granisol and in launching the product.

Cash Provided by Financing Activities

Our cash provided by financing activities for the twelve months ended February 28, 2011, compared to our cash provided by financing activities for the twelve months ended February 28, 2010, increased by $2,231,128 due to the issuance of a $200,000, 5% unsecured promissory note due on September 19, 2011, and the completion of equity placements totaling $2,080,000 with the issuance of a total of 3,825,000 shares of common stock, while only $50,000 was secured during the same period in 2010 from the issuance of a $50,000, 5% unsecured promissory note due on June 15, 2011.

Cash Used in Investing Activities

Our cash used in investing activities for the twelve months ended February 28, 2011, compared to our cash used in investing activities for the twelve months ended February 28, 2010, increased by $1,000,000. During the twelve month period ended February 28, 2011, $1,000,000 was used to complete the acquisition of Granisol from Cypress while no cash was utilized in investing activities during the same period in 2010.

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

Results of Operation

The following summary of our results of operations should be read in conjunction with our audited financial statements for the twelve month periods ended February 28, 2011 and 2010.

Revenues

We have recognized $266,808 in net product revenue during the twelve month period ended February 28, 2011 and none during the twelve month periods ended February 28, 2010 as a result of the Granisol acquisition and product launch. We recognized no revenue prior to 2010. We sell Granisol primarily to wholesalers. Our distribution channel includes our third party logistics distributor and independent wholesalers who distribute the product directly to hospitals and other end-user customers. The majority of our shipments are made to wholesalers, with whom we have contracted to distribute the product. We are also contracting with group purchasing organizations to increase awareness of, and reduce market barriers for, Granisol.

Cost of Goods Sold

We have recognized $85,563 in cost of goods sold during the twelve month period ended February 28, 2011, and none during the twelve month periods ended February 28, 2010, as a result of the Granisol acquisition and product launch. We recognized no cost of goods sold prior to 2010. Our cost of goods sold consists primarily of our third-party manufacturing costs, third-party inventory management and distribution costs, wholesaler fee for services costs and freight-in on inventory purchases.

Expenses

The table below shows our expenses for the twelve month periods ended February 28, 2011 and 2010.

	Year Ended	Year Ended
	February 28, 2011	February 28, 2010
Expenses

Bank charges and interest	$1,616	$294
Employee expenses	159,078	-
Consulting fees	380,607	-
Marketing expense	254,924	-
Travel expense	23,599	-
Filing fees	11,521	1,915
Interest expense	16,630	1,777
Investor relations	9,613	-
Legal and accounting fees	129,890	36,394
Licenses and permits	42,340	-
Management fees	3,000	12,000
Office expense	3,064	46
Insurance expense	60,890	-
Regulatory expense	57,915	-
Rent	3,796	2,400
Transfer agent fees	8,303	3,375
Web site development	12,048	-
Amortization	51,498	-
Total	$1,230,332	$58,201

In the twelve month period ended February 28, 2011, our expenses increased by $1,172,131 over the twelve month period ended February 28, 2010, due to employee, consulting, marketing, travel, licenses and permits, insurance, regulatory, and website development expenses of approximately $991,401 associated with preparing for and initiating our product launch, increased legal and accounting, investor relations, interest, transfer agent, and filing fees and expenses of approximately $132,496 incurred in connection with the equity placements and issuances of promissory notes, as well as expenses associated with the Granisol acquisition, amortization expense of approximately $51,498 on the product rights and know-how related to the Granisol acquisition and other administrative expenses associated with repositioning our company. These increased expenses were offset by a decrease in management fees and other expenses of approximately $3,264.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our audited financial statements and information for the period ended February 28, 2011, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated limited revenues to date and have incurred a net loss of approximately $1,049,087 during the 12 month period ended February 28, 2011, and approximately $1,298,783 from inception (March 18, 2005) through February 28, 2011. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

On February 28, 2011, we had cash of $549,392. Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for more than three months. If we are unable to raise additional capital in the near future, we expect that we will need to curtail operations, liquidate any assets that we might own, seek additional capital on less favorable terms and/or pursue other remedial measures. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Application of Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Some of our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. The following accounting policies involve critical accounting estimates because they are particularly dependent on estimates and assumptions made by management about matters that are highly uncertain at the time the accounting estimates are made. In addition, while we have used our best estimates based on facts and circumstances available to us at the time, different estimates reasonably could have been used. Changes in the accounting estimates we use are reasonably likely to occur from time to time, which may have a material impact on the presentation of our financial condition and results of operations.

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less when purchased.

Accounts Receivable

Trade receivables are reported at net realizable value. In the normal course of business, credit is extended to customers on a short-term basis and generally collateral is not required. We determine the allowance for doubtful accounts based on historical losses and current economic conditions. On a continuing basis, we analyze delinquent receivables and once these receivables are determined to be uncollectible, they are written off through a charge against an existing allowance account or against earnings. Additionally, we include the reserves for any sales allowances given at the time of sale in the accounts receivable balance.

Inventory

Inventory is stated at the lower-of-cost or market on an average cost basis. Reserves for excess, slow moving or obsolete inventory are established when we become aware of an impairment in a product’s marketability due to changes in formulation, market demand and conditions or other factors. Such reserves are established based upon the difference between the product’s cost and our estimate of its net realizable value.

Intangible Assets

Intangible assets consist of product rights and know-how, the Granisol trademark, and a manufacturing and supply agreement. We are amortizing the product rights and know-how over a ten year period on a straight line basis.

Intangible assets of our company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable.

We consider assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We provide a valuation allowance for deferred tax asset carry-forwards. We are unable to conclude that it is more likely than not that the asset will be realized.

Sales and Sales Deductions

Revenue is recognized from product sales when the merchandise is shipped. Accordingly, revenue is recognized when all of the following occur: a purchase order is received from a customer; title and risk of loss pass to the customer upon shipment of the merchandise under the terms of FOB shipping point; prices and estimated sales provisions for product returns, sales rebates, chargebacks, payment discounts and other promotional allowances are reasonably determinable; and the customer’s payment ability has been reasonably assured.

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

  Sales rebates are offered to certain customers to promote customer loyalty and encourage greater product sales. These rebate programs provide that, upon the attainment of pre-established volumes or the attainment of revenue milestones for a specified period, the customer receives either credit against purchases or cash payment. Other promotional programs are incentive programs periodically offered to customers. Due to the nature of these programs, we are able to estimate provisions for rebates and other promotional programs based on specific terms in each agreement at the time of shipment along with an estimate of the customer’s purchases over the specified period.

  Consistent with common industry practices, there are certain terms with customers to allow them to return a product that is within a certain period of the product’s expiration date. Upon shipment of product to customers, an estimate for such returns is recorded. This estimate is determined by applying a historical relationship of products returned to products sold and market conditions including but not limited to the reformulation of products.

  Generally, credits may be issued to customers for decreases that are made to selling prices for the value of inventory that is owned by customers at the date of the price reduction. These credits are not contractually agreed to; instead, we issue price adjustment credits at our discretion. Price adjustment credits are estimated at the time the price reduction occurs. The amount is calculated based on an estimate of customer inventory levels.

  There are arrangements with certain parties establishing prices for products for which the parties independently select a wholesaler from which to purchase. Such parties are referred to as indirect customers. A chargeback represents the difference between the sales invoice price to the wholesaler and the indirect customer’s contract price, which is lower. Provisions for estimating chargebacks are calculated primarily using historical chargeback experience, contract pricing and sales information provided by wholesalers and chains, among other factors.

Actual product returns, chargebacks and other sales allowances incurred are, however, dependent upon future events and may be different than our estimates. These sales deductions are continually monitored and we make adjustments to these provisions when it becomes evident that actual product returns, chargebacks and other sales allowances may differ from established allowances.

Basic and diluted net loss per share

We compute net loss per share in accordance with ASC 260 (“ASC 260”), Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excluded all dilutive potential shares if their effect is anti-dilutive.

Stock-based Compensation

We account for all stock-based payments and awards under the fair value based method. Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if we had paid cash instead of paying with or using equity based instruments. Compensation costs for stock-based payments with graded vesting are recognized on a straight-line basis. The cost of the stock-based payments to non-employees that are fully vested and non-forfeitable as of the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

We account for the granting of share purchase options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. The fair value of all share purchase options are expensed over their vesting period with a corresponding increase to additional paid-in capital.

We use the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimates.

Start-up expenses

We have adopted ASC 720, Start-Up Costs, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with our formation have been included in our general and administrative expenses for the period from the date of inception on March 18, 2005 to February 28, 2011.

Business Combinations

In December 2007, the FASB issued revised guidance for accounting for business combinations. The revised guidance, which is now part of ASC 805, Business Combination (“ASC 805”), requires the fair value measurement of assets acquired, liabilities assumed and any non-controlling interest in the acquiree, at the acquisition date with limited exceptions. Previously, a cost allocation approach was used to allocate the cost of the acquisition based on the estimated fair value of the individual assets acquired and liabilities assumed. The cost allocation approach treated acquisition-related costs and restructuring costs that the acquirer expected to incur as a liability on the acquisition date, as part of the cost of the acquisition. Under the revised guidance, those costs are recognized in the statement of income separately from the business combination. The revised guidance applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The purchase price for the Granisol product line was allocated in accordance with ASC 805.

Recent accounting pronouncements

In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 is intended to address diversity in practice regarding pro forma revenue and earnings disclosure requirements for business combinations. This guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 affects any public entity, as defined by Topic 805, that enters into business combinations that are material on an individual or aggregate basis. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2010. We evaluated the provisions of this guidance and the adoption of this guidance will not have a material impact on our financial statements.

Also in December 2010, the FASB issued ASU No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts(“ASU 2010-28”). ASU 2010-28 amends Accounting Standards Codification (“ASC”) Topic 350 and affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. Under this guidance, when the carrying amount of a reporting unit is zero or negative an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years beginning after December 15, 2010 and early adoption is not permitted. We evaluated the provisions of this guidance and have determined that its adoption is not expected to have a material effect on our financial statements.

Additionally, the FASB issued ASU No. 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers (“ASU 2010-27”), in December 2010. ASU 2010-27 addresses questions concerning how pharmaceutical manufacturers should recognize and classify in their income statement fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act. Under this guidance, the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred costs that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. We are evaluating the impact of the provisions of this guidance on our financial statements.

In April 2010, the FASB issued ASU No. 2010-12, Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (“ASU 2010-12”). This update clarifies questions surrounding the accounting implications of the different signing dates of the Health Care and Education Reconciliation Act and the Patient Protection and Affordable Care Act (the “Acts”). ASU 2010-12 states that the FASB and the Office of the Chief Accountant at the SEC would not be opposed to viewing the two Acts together for accounting purposes. We evaluated the provisions of this guidance and the adoption of this guidance did not have a material impact on our financial statements.

In January 2010, FASB issued ASU 2010-6, Improving Disclosures about Fair Measurements (“ASU 2010-6”). ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. We do not expect the adoption of ASU 2010-6 to have a material impact on the financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2099-13”). ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables). The consensus to ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal 2012 and allows for retrospective application. We do not expect the adoption of ASU 2009-13 to have a material impact on the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PediatRx Inc. (formerly Striker Energy Corp.)

(A Development Stage Company)

Financial Statements
February 28, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
PediatRx Inc.

We have audited the accompanying balance sheet of PediatRx Inc. (a development stage company) (the “Company”) as of February 28, 2011 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and for the period from inception (March 18, 2005) to February 28, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from inception (March 18, 2005) to February 28, 2010 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the report of other such auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2011, and the results of its operations and its cash flows for the year then ended, and for the period from inception (March 18, 2005) to February 28, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and is in the development stage of its operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HORNE LLP

Ridgeland, Mississippi
May 17, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Striker Energy Corp.
(An Exploration Stage Company)

We have audited the balance sheet of Striker Energy Corp. (An Exploration Stage Company) (the “Company”) as at 28 February 2010 and 2009, and the related statements of operations, cash flows and changes in stockholders’ deficiency for each of the years in the three-year period ended 28 February 2010 and for the period from the date of inception on 18 March 2005 to 28 February 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

PediatRx Inc. (formerly Striker Energy Corp.)
 (A Development Stage Company)

BALANCE SHEETS

	As of	As of
	February 28,	February 28,
	2011	2010

Assets

Current assets
Cash and cash equivalents	$549,392	$6,760
Accounts receivable, net of reserves	55,080	-
Inventories	107,675	-
Prepaid expenses	3,960	-

Total current assets	716,107	6,760
Product rights and know-how, net of accumulated amortization	831,322	-
Security deposits	992	-

Total assets	$1,548,421	$6,760

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$314,425	$5,500
Promissory notes	250,000	-
Total current liabilities	564,425	5,500
Promissory note	-	50,000
Accrued interest	-	1,777
Total liabilities	564,425	57,277
Stockholders’ equity (deficit )
Capital stock
Authorized 150,000,000 common shares, par value $0.0001
Issued and outstanding February 28, 2011 – 20,836,000 common shares February 28, 2010 – 20,506,000 common shares	2,089	2,056
Additional paid-in capital	2,280,690	197,123
Deficit accumulated during development stage	(1,298,783)	(249,696)
Total stockholders' equity (deficit)	983,996	(50,517)
Total liabilities and stockholders' equity (deficit)	$1,548,421	$6,760

The accompanying notes are an integral part of these financial statements.

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from the date
	of inception on
	March 18, 2005	For the year	For the year	For the year
	to	ended	ended	ended
	February 28, 2011	February 28, 2011	February 28, 2010	February 28, 2009

Net revenues	$266,808	$266,808	$-	$-

Cost of goods sold	85,563	85,563	-	-

Gross margin	181,245	181,245	-	-

Expenses
Bank charges and interest	2,943	1,616	294	366
Employee expenses	159,078	159,078	-	-
Consulting fees	390,783	380,607	-	-
Marketing expense	254,924	254,924	-	-
Travel expense	23,599	23,599	-	-
Filing fees	20,291	11,521	1,915	3,004
Interest expense	18,407	16,630	1,777	-
Investor relations	10,342	9,613	-	730
Legal and accounting fees	257,922	129,890	36,394	35,021
Licenses and permits	50,408	42,340	-	763
Management fees	48,000	3,000	12,000	12,000
Mineral property expenditures	15,124	-	-	-
Office expenses	3,682	3,064	46	443
Insurance expense	60,890	60,890	-	-
Regulatory expense	57,915	57,915	-	-
Rent	13,996	3,796	2,400	2,400
Transfer agent fees	21,339	8,303	3,375	4,230
Website development	13,887	12,048	-	-
Amortization expense	51,498	51,498	-	-
Write down (recovery) of mineral property acquisition costs	5,000	-	-	(5,000)

Total expenses	1,480,028	1,230,332	58,201	53,957

Net loss for the period	$(1,298,783)	$(1,049,087)	$(58,201)	$(53,957)

Basic and diluted loss per common share		$(0.048)	$(0.003)	$(0.003)

Weighted average number of common shares used in per share calculations		21,659,200	20,506,000	20,162,164

The accompanying notes are an integral part of these financial statements.

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)

Statements of Stockholders’ Equity (Deficit)

				Deficit,
				accumulated	Total
			Additional	during the	stockholders’
	Number of	Capital	paid-in	development	equity
	shares issued	stock	capital	stage	(deficit)
Balance as of March 18, 2005 (inception)	-	$-	$-	$-	$-
Restricted common shares issued for cash ($0.0005 per share) – September 2005	10,000,000	1,000	4,000	-	5,000
Contributions to capital by related parties – expenses	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance as of February 28, 2006	10,000,000	1,000	4,600	(21,237)	(15,637)
Common shares issued for cash ($0.005 per share) – May 2006	10,000,000	1,000	49,000	-	50,000
Common shares issued for services ($0.005 per share) – August 2006 and February 2007	6,000	6	24	-	30
Contributions to capital by related parties – expenses	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance as of February 28, 2007	20,006,000	2,006	65,024	(72,127)	(5,097)
Contributions to capital by related parties – expenses	-	-	14,400	-	14,400
Common shares returned to treasury and cancelled for cash ($0.005 per share) – April 2007	(1,000,000)	(100)	(4,900)	-	(5,000)
Common shares issued for cash ($0.01 per share) – May 2007	1,000,000	100	4,900	-	5,000
Net loss for the year	-	-	-	(65,411)	(65,411)

Balance as of February 28, 2008	20,006,000	2,006	79,424	(137,538)	(56,108)
Contributions to capital by related parties – expenses	-	-	14,400	-	14,400
Contributions to capital by related parties – loan forgiveness	-	-	38,950	-	38,950
Common shares issued for cash ($0.10 per share) – November 2008	500,000	50	49,950	-	50,000
Net loss for the year	-	-	-	(53,957)	(53,957)

Balance as of February 28, 2009	20,506,000	2,056	182,724	(191,495)	(6,715)
Contributions to capital by related parties150,000,000– expenses common shares, par value $0.0001 -	-	-	14,399	-	14,399
Net loss for the year	-	-	-	(58,201)	(58,201)

Balance as of February 28, 2010	20,506,000	2,056	197,123	(249,696)	(50,517)
Contributions to capital by related parties – expenses	-	-	3,600	-	3,600
Common shares issued for cash ($0.20 per share) – June 2010	1,500,000	150	299,850	-	300,000
Common shares issued for cash ($0.50 per share) – July 2010	1,500,000	150	749,850	-	750,000
Common shares issued for cash ($1.00 per share) – November 2010	825,000	83	824,917	-	825,000
Common shares returned to treasury and cancelled – November 2010	(3,700,000)	(370)	370	-	-
Common shares issued for debt cancellation ($1.00 per share) – November 2010	205,000	20	204,980	-	205,000
Net loss for the year	-	-	-	(1,049,087)	(1,049,087)

Balance as of February 28, 2011	20,836,000	$2,089	$2,280,690	$(1,298,783)	$983,996

The accompanying notes are an integral part of these financial statements.

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)

Statements of Cash Flows

	For the period
	from the date
	of inception on
	March 18, 2005	For the year ended	For the year ended	For the year ended
	to February 28,	February 28,	February 28,	February 28,
	2011	2011	2010	2009

Cash flows from operating activities
Net loss for the period	$(1,298,783)	$(1,049,087)	$(58,201)	$(53,957)
Adjustments to reconcile loss to net cash used in operating activities
Amortization expense	51,498	51,498	-	-
Contributions to capital by related parties – expenses	58,799	3,600	14,399	14,400
Contributions to capital by related party – forgiveness of debt	38,950	-	-	-
Common shares issued for services	30	-	-	-
Write down of mineral property acquisition costs	5,000	-	-	(5,000)

Changes in operating assets and liabilities; net of effects from acquisition of Granisol product line
Increase in accounts receivable	(55,080)	(55,080)	-	-
Decrease in inventory	9,505	9,505	-	-
Increase in prepaids and deposits	(4,952)	(4,952)	-	-
Increase (decrease) in accounts payable and
accrued liabilities	319,425	307,148	(758)	(9,401)

Cash used in operating activities	(875,608)	(737,368)	(44,560)	(53,958)

Cash flows from investing activities
Acquisition of mineral property interest	(10,000)	-	-	-
Acquisition of Granisol product line	(1,000,000)	(1,000,000)	-	-

Cash used in investing activities	(1,010,000)	(1,000,000)	-	-

Cash flows from financing activities
(Decrease) increase in due to related party	-	-	(1,128)	6,154
Proceeds from issuance of promissory notes	455,000	405,000	50,000	-
Common shares returned to treasury	(5,000)	-	-	-
Proceeds from issuance of common stock	1,985,000	1,875,000	-	50,000

Cash provided by financing activities	2,435,000	2,280,000	48,872	56,154

Increase in cash and cash equivalents	549,392	542,632	4,312	2,196

Cash and cash equivalents, beginning of period	-	6,760	2,448	252

Cash and cash equivalents, end of period	$549,392	$549,392	$6,760	$2,448

The accompanying notes are an integral part of these financial statements.

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2011

1.	Basis of Presentation and Nature and Continuance of Operations

PediatRx Inc. (the “Company”, formerly Striker Energy Corp.) was incorporated under the laws of the State of Nevada on March 18, 2005. The Company originally intended to engage in the acquisition and exploration of mineral properties. On September 28, 2005, the Company entered into a mineral property option agreement with an unrelated third party (the “Seller”), wherein the Company would acquire 50% of the rights, title and interests in and to the Bald Mountain Claims in Nevada. Early in the summer of 2008, the Company abandoned its efforts to acquire the Bald Mountain Claims with a notice to the Seller. The Company transitioned its business from mineral property exploration to oil and natural gas exploration.

Effective September 12, 2008, the Company completed a stock split by the issuance of two new common shares for each one outstanding common share of the Company. Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on retroactive basis.

On June 17, 2010, we entered into a letter of intent with Cypress Pharmaceutical, Inc. (“Cypress”) to acquire all of the assets associated with Granisol® (granisetron HC1) oral solution (“Granisol”). First approved in 2008, Granisol is an oral, liquid granisetron solution, formerly distributed by Hawthorn Pharmaceuticals, a subsidiary of Cypress. The Food and Drug Administration has approved Granisol’s use in cancer care to treat nausea and vomiting associated with cancer therapy. On June 18, 2010, we caused PediatRx Inc. (“PediatRx”) to be incorporated as a wholly-owned subsidiary of Striker Energy Corp. (“Striker”) under the laws of the state of Nevada. On July 23, 2010, PediatRx concluded a definitive agreement to acquire Granisol from Cypress and we turned our focus to the pharmaceutical industry and terminated our interest in oil and natural gas exploration.

PediatRx intends to acquire or license the rights to produce and/or market FDA approved name-brand prescription drugs and expects to add value by more effectively marketing these products to healthcare professionals and other key constituents. In addition, PediatRx expects to reformulate existing pharmaceutical products into more pediatric-friendly offerings using an approach that leverages existing safety data to ‘fast track’ regulatory approval. PediatRx also plans to expand the application of its core products to additional therapeutic areas and seek partnerships outside of the United States.

On December 28, 2010 we completed a merger of PediatRx into Striker Energy Corp. and changed the name of Striker Energy Corp. to PediatRx Inc.

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities. The Company is devoting substantially all of its present efforts to the initial marketing of Granisol and seeking to secure rights to other pharmaceutical products through acquisition and reformulation activities.

The Company’s financial statements as of February 28, 2011 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $1,049,087 for the year ended February 28, 2011 (February 28, 2010 – $58,201, February 28, 2009 –$53,957) and working capital as of February 28, 2011 of $151,682 (February 28, 2010 – working capital of $1,260). The losses from operations of the Company raise substantial doubt about the Company’s ability to continue as a going concern.

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2011

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. As of February 28, 2011, the Company’s assets consisted of cash and cash equivalents of $549,392, inventories of $107,675 and accounts receivable from product sales, net of reserves for sales discounts of $55,080. Management believes that the Company’s capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending February 28, 2012. The Company plans to raise capital through additional debt and/or equity financings and that such financings, combined with increasing product sales, will allow the Company to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of February 28, 2011, the Company was in the process of transitioning to its new operating business and expects to incur operating losses for the next twelve months as it builds out its infrastructure and begins its full distribution and marketing activities for Granisol.

2.	Significant Accounting Policies and Recent Accounting Pronouncements

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less when purchased.

Accounts Receivable

Trade receivables are reported at net realizable value. In the normal course of business, credit is extended to customers on a short-term basis and generally collateral is not required. Management determines the allowance for doubtful accounts based on historical losses and current economic conditions. On a continuing basis, management analyzes delinquent receivables and once these receivables are determined to be uncollectible, they are written off through a charge against an existing allowance account. Additionally, management includes the reserve for sales discounts given at the time of sale in the accounts receivable balance. As of February 28, 2011, an allowance for sales discounts of $1,020 has been netted against accounts receivable.

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2011

Inventories

Inventories, consisting primarily of a pharmaceutical drug are stated at the lower-of-cost or market on an average cost basis. Reserves for excess, slow moving or obsolete inventory are established when management becomes aware of an impairment in a product’s marketability due to changes in formulation, market demand and conditions or other factors. Such reserves are established based upon the difference between the product’s cost and management’s estimate of its net realizable value.

Intangible Assets

Intangible assets consist of product rights and know-how, the Granisol trademark, and a manufacturing and supply agreement. As of February 28, 2011, intangible assets include costs of $882,820 less related accumulated amortization of $51,498, which amortization began in August 2010. The Company is amortizing the product rights and know-how over the estimated useful life of ten years on a straight line basis. As of February 28, 2011, annual amortization expense for each of the succeeding five years is expected to be $88,282.

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

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC 740, Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides a valuation allowance for deferred tax assets when it is unable to conclude that it is more likely than not that the assets will be realized.

The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company classifies interest and penalties, if any, as a component of its income tax provision.

Sales and Sales Deductions

Revenue is recognized from product sales when the merchandise is shipped. Accordingly, revenue is recognized when all of the following occur: a purchase order is received from a customer; title and risk of loss pass to the customer upon shipment of the merchandise under the terms of FOB destination; prices and estimated sales provisions for product returns, sales rebates, chargebacks, payment discounts and other promotional allowances are reasonably determinable; and the customer’s payment ability has been reasonably assured.

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2011

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

  Sales rebates are offered to certain customers to promote customer loyalty and encourage greater product sales. These rebate programs provide that, upon the attainment of pre-established volumes or the attainment of revenue milestones for a specified period, the customer receives either credit against purchases or cash payment. Other promotional programs are incentive programs periodically offered to customers. Due to the nature of these programs, management is able to estimate provisions for rebates and other promotional programs based on specific terms in each agreement at the time of shipment along with an estimate of the customer’s purchases over the specified period.

  Consistent with common industry practices, there are certain terms with customers to allow them to return a product that is within a certain period of the product’s expiration date. Upon shipment of product to customers, an estimate for such returns is recorded. This estimate is determined by applying a historical relationship of products returned to products sold and market conditions including but not limited to the reformulation of products.

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

  There are arrangements with certain parties establishing prices for products for which the parties independently select a wholesaler from which to purchase. Such parties are referred to as indirect customers. A chargeback represents the difference between the sales invoice price to the wholesaler and the indirect customer’s contract price, which is lower. Provisions for estimating chargebacks are calculated primarily using historical chargeback experience, contract pricing and sales information provided by wholesalers and chains, among other factors.

Actual product returns, chargebacks and other sales allowances incurred are, however, dependent upon future events and may be different than management’s estimates. These sales deductions are continually monitored and management makes adjustments to these provisions when it becomes evident that actual product returns, chargebacks and other sales allowances may differ from established allowances.

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2011

Basic and diluted net loss per share

The Company computes net income or loss per share in accordance with ASC 260, Earnings per Share (“ASC 260”). ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is computed by dividing net income or loss available to common shareholders (numerator) by the weighted average number of common stock equivalents outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common stock equivalents outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no potentially dilutive common stock equivalents for the periods from inception through February 28, 2011.

Start-up expenses

The Company has adopted ASC 720, Start-Up Costs (“ASC 270”), which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company’s formation have been included in the Company’s expenses for the period from the date of inception (March 18, 2005) through February 28, 2011.

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

Recent accounting pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 is intended to address diversity in practice regarding pro forma revenue and earnings disclosure requirements for business combinations. This guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 affects any public entity, as defined by Topic 805, that enters into business combinations that are material on an individual or aggregate basis. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period after December 15, 2010. The Company will adopt the provisions of this guidance on March 1, 2011 and is evaluating the impact of the provisions of this guidance on its financial statements.

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2011

Also in December 2010, the FASB issued ASU No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 amends Accounting Standards Codification (“ASC”) Topic 350 and affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. Under this guidance, when the carrying amount of a reporting unit is zero or negative, an entity must assume that it is more likely than not that a goodwill impairment exists, perform an additional test to determine whether goodwill has been impaired and calculate the amount of that impairment. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years beginning after December 15, 2010 and early adoption is not permitted. The Company evaluated the provisions of this guidance and has determined that its adoption is not expected to have a material effect on its financial statements.

Additionally, the FASB issued ASU No. 2010-27, Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers (“ASU 2010-27”), in December 2010. ASU 2010-27 addresses questions concerning how pharmaceutical manufacturers should recognize and classify in their income statement fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act. Under this guidance, the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred costs that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. ASU 2010-27 is effective for calendar years beginning after December 31, 2010, when the fee initially becomes effective. The Company is evaluating the impact of the provisions of this guidance on its financial statements.

In April 2010, the FASB issued ASU No. 2010-12, Income Taxes (Topic 740): Accounting for Certain Tax Effects of the 2010 Health Care Reform Acts (“ASU 2010-12”). This update clarifies questions surrounding the accounting implications of the different signing dates of the Health Care and Education Reconciliation Act and the Patient Protection and Affordable Care Act (the “Acts”). ASU 2010-12 states that the FASB and the Office of the Chief Accountant at the SEC would not be opposed to viewing the two Acts together for accounting purposes. The Company evaluated the provisions of this guidance and the adoption of this guidance did not have a material impact on its financial statements.

In January 2010, FASB issued ASU 2010-6, Improving Disclosures about Fair Measurements (“ASU 2010-6”). ASU 2010-6 provides amendments to subtopic 820-10 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to subtopic 820-10 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. ASU 2010-6 is effective for financial statements issued for interim and annual periods ending after December 15, 2010. The Company does not expect the adoption of ASU 2010-6 to have a material impact on the financial statements.

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2011

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 amends existing revenue recognition accounting pronouncements that are currently within the scope of ASC 605-25 (previously included within EITF 00-21, Revenue Arrangements with Multiple Deliverables). The consensus to ASU 2009-13 provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal 2012 and allows for retrospective application. The Company does not expect the adoption of ASU 2009-13 to have a material impact on the financial statements.

3.	The Granisol Acquisition

On July 23, 2010 (the “Closing Date”), the Granisol® product line was acquired by the Company for a cash consideration totaling $1 million. All inventories and intangibles associated with the Granisol product line were included in the purchase. Operations of the Granisol product line are included in the Company’s statement of operations since the closing date.

As part of the closing and transfer of assets to PediatRx on July 23, 2010, PediatRx assumed a single product manufacturing and supply agreement with Therapex, a division of E-Z-EM Canada, Inc., to enable the manufacturing of the Granisol product line. Under the terms of the agreement, Therapex will manufacture the product in compliance with current Good Manufacturing Practice (cGMP) and oversee all quality control and packaging through to finished product to meet PediatRx’s requirements.

Prior to the closing date, a purchase order was placed with Therapex for one lot of product to be delivered subsequent to the closing date. Such inventory to be delivered is an integral part of the acquisition and the seller has been paid by PediatRx as part of the $1 million cash consideration. The Company assigned $117,180 to inventory receivable on the balance sheet as of the Closing Date, with the remaining purchase price allocated to the product rights and know-how associated with the ANDA, the Granisol trademark, and the manufacturing and supply agreement with Therapex. The related inventory was received in October 2010. The Company is amortizing the product rights and know-how over the estimated useful life of ten years on a straight line basis, beginning with August, 2010.

The purchase price for the Granisol product line was allocated in accordance with the acquisition method of accounting. The acquisition method of accounting is based on ASC 805, Business Combinations, and uses the fair value concepts defined in ASC 820, Fair Value Measurements and Disclosures,. For the twelve months ended February 28, 2011, the Company incurred $18,975 in costs related to the acquisition of the Granisol product line. These costs are reflected in expenses in the Statements of Operations.

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2011

The following unaudited pro forma information was prepared assuming that the acquisitions of Granisol had taken place at the beginning of fiscal 2008. In preparing the pro forma financial information, various assumptions were made; therefore, the Company does not imply that the future results will be indicative of the following pro forma information:

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	February 28, 2011	February 28, 2010	February 28, 2009

Net sales	$340,648	$193,993	$521,642
Net loss	(1,072,916)	(128,811)	(43,217)
Net loss per share -
basic and diluted	(0.0495)	(0.0063)	(0.0021)

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

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2011

5.	Promissory Notes

	February 28, 2011	February 28, 2010
Issued on June 15, 2009, the unsecured promissory note, bearing interest at five percent (5%) per annum on the principal balance of $50,000, is due on June 15, 2011. The principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 5% per annum commencing on the date of this promissory note and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty.	$50,000	$50,000

Issued on July 26, 2010, the unsecured promissory note, bearing interest at five percent (5%) per annum on the principal balance of $200,000, is due on July 26, 2011. The principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 5% per annum commencing on the date of this promissory note and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty with a minimum of six months interest due if repaid prior to the six month anniversary.

	200,000	-
Total Promissory Notes	$250,000	$50,000

6.	Related Party Transactions

During the year ended February 28, 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $3,000 (February 28, 2010 – $12,000, February 28, 2009 –$12,000, cumulative – $48,000) and for rent in the amount of $600 (February 28, 2010 – $2,400, 29 February 2009 – $2,400, cumulative – $10,800) (Note 7).

During the year ended February 28, 2010, the Company repaid $1,128 owed to an officer and director of the Company.

During the year ended February 28, 2009, two former officers and directors of the Company forgave loans to the Company totaling $38,950. This loan forgiveness has been recorded as contributions to capital of the Company.

Effective May 28, 2010, the Company entered into a consulting agreement with Dr. Cameron Durrant, a shareholder of the Company, to assist management in the identification of opportunities available to the Company in the healthcare industry and to recommend terms of potential acquisitions. Dr. Durrant’s agreement with the Company dated May 28, 2010 was terminated in lieu of the September 24, 2010 agreement with PediatRx.

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2011

On September 24, 2010, with retroactive effect to July 1, 2010, the Company entered into a second consulting agreement with Dr. Cameron Durrant. Pursuant to the consulting agreement, Dr. Durrant agreed to perform such duties as are regularly and customarily performed by the Chief Executive Officer of a corporation. The term of the consulting agreement is one year from July 1, 2010, unless both parties agree to extend.

In addition, of the 4,250,000 shares of the Company’s common stock owned by Dr. Durrant, 2,833,333 shares are subject to a lockup agreement between the Company and Dr. Durrant, which lockup agreement became effective February 9, 2011. Pursuant to the terms of the lockup agreement, Dr. Durrant agreed not to sell, assign or convey or otherwise dispose of any shares subject to the lockup agreement until December 31, 2015. The lockup agreement expires on December 31, 2015.

During the twelve month period ended February 28, 2011, the Company paid $103,243 and accrued an additional $75,423 (February 28, 2010 – $0, February 28, 2009 - $0, cumulative – $178,666) in connection with Dr. Durrant’s consulting agreements and also accrued an additional $84,250 in expenses paid by him related to the establishment of PediatRx, of which $1,392 has been repaid as of February 28, 2011. Interest associated with such expenses was accrued at 5% per annum.

On September 14, 2010, with retroactive effect to July 1, 2010, the Company entered into an employment agreement with Mr. David Tousley, Chief Financial Officer, Treasurer and Secretary of PediatRx. Pursuant to the employment agreement, Mr. Tousley agreed to perform such duties as are regularly and customarily performed by the Chief Financial Officer of a Corporation. Mr. Tousley is also eligible to receive an annual bonus and an annual stock option award at the end of each year at the discretion of the Board of Directors of PediatRx. The term of the employment agreement is two years from July 1, 2010, unless both parties agree to extend.

In addition, of the 400,000 shares of the Company’s common stock owned by Mr. Tousley, 266,666 shares are subject to a lockup agreement between the Company and Mr. Tousley, which lockup agreement became effective February 9, 2011. Pursuant to the terms of the lockup agreement, Mr. Tousley agreed not to sell, assign, convey, or otherwise dispose of any shares subject to the lockup agreement until December 31, 2015. The lockup agreement expires on December 31, 2015.

On September 14, 2010, with retroactive effect to July 1, 2010, the Company entered into an employment agreement with Mr. Jorge Rodriguez, Chief Commercial Officer of PediatRx. Pursuant to the employment agreement, Mr. Rodriguez agreed to perform such duties as are regularly and customarily performed by the Chief Commercial Officer of a corporation. Mr. Rodriguez is also eligible to receive an annual bonus and an annual stock option award at the end of each year at the discretion of the Board of Directors of PediatRx. The term of the employment agreement is two years from July 1, 2010, unless both parties agree to extend.

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2011

7.	Capital Stock

Authorized

The total authorized capital is 150,000,000 common shares with a par value of $0.0001.

Issued and outstanding

The total issued and outstanding capital stock as of February 28, 2011 is 20,836,000 common shares with a par value of $0.0001 per common share (February 28, 2010 – 20,506,000).

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

Effective September 12, 2008, the Company completed a 2 to 1 forward stock split and increased the authorized share capital from 75,000,000 common shares to 150,000,000 common shares with the same par value of $0.0001. Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on a retroactive basis (Note 1).

On November 6, 2008, 500,000 common shares valued at $0.10 per share of the Company were issued for total cash proceeds of $50,000.

On June 14, 2010, 1,500,000 common shares valued at $0.20 per share of the Company were issued for total cash proceeds of $300,000.

On July 2, 2010, 1,500,000 common shares valued at $0.50 per share of the Company were issued for total cash proceeds of $750,000.

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2011

On November 3, 2010, 400,000 units were issued at a purchase price of $1.00 per unit for total cash proceeds of $400,000. Each unit consisted of one share of common stock of the Company and one-half of one share non-detachable purchase warrant. Each whole warrant entitles the holder to purchase one share of common stock at a purchase price of $1.75 per share until November 3, 2012.

On November 3, 2010, 3,700,000 shares of the Company owned by Opex Energy Corp., which corporation is controlled by Joseph Carusone, a director of PediatRx Inc., were returned to the Company for no cash or other consideration. These shares were cancelled.

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

During the year ended February 28, 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $3,000 (February 28, 2010 –$12,000, February 28, 2009 -$12,000, cumulative $48,000) and for rent in the amount of $600 (February 28, 2010 – $2,400, February 28, 2009 - $2,400, cumulative – $10,800) (Note 6).

Warrants

A summary of the Company’s share purchase warrants outstanding as of February 28, 2011 and 2010 is presented below:

	Number of Shares	Exercise Price
Balance, February 28, 2010	-	-
Issued	515,000	$1.75
Balance, February 28, 2011	515,000	$1.75

Stock Options

Effective February 18, 2011, the Board of Directors adopted and approved the 2011 stock option plan. The purpose of the 2011 stock option plan is to enhance the long-term stockholder value of the Company by offering opportunities to directors, key employees, officers, independent contractors and consultants of the company to acquire and maintain stock ownership in the company in order to give these persons the opportunity to participate in the company’s growth and success, and to encourage them to remain in the service of the company. A total of 2,000,000 shares of the common stock are available for issuance and during the 12 month period after the first anniversary of the adoption of the 2011 stock option plan by the Board of Directors. During each 12 month period thereafter, the Board of Directors is authorized to increase the number of shares issuable by up to 500,000 shares.

As of February 28, 2011, no options had been issued under the 2011 stock option plan (Note 9).

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2011

8.	Income Taxes

The Company has losses to carry forward for income tax purposes as of February 28, 2011. There are no current or deferred tax expenses for the period ended February 28, 2011 due to the Company’s loss position. The Company has fully reserved for any future benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

A reconciliation between the income tax expense recognized in the Company’s statements of operations and the income tax expense (benefit) computed by applying the domestic federal statutory income tax rate to the net loss for the period for fiscal years 2011, 2010 and 2009 is as follows:

	Years Ended February 28,
	2011	2010	2009

Income tax (benefit) at federal statutory rate (34%)	(356,690)	(19,788)	(18,345)
State income tax benefit	(62,102)	-	-
Change in valuation allowance	417,568	14,892	206
Other	1,224	4,896	18,139
Total income tax expense	-	-	-

The composition of the Company’s deferred tax assets as at February 28, 2011 and 2010 is as follows:

	As of	As of
	February 28,	February 28,
	2011	2010
Net operating loss carry-forward	$398,000	$52,875
Other	10,000	-
Less: Valuation allowance	(408,000)	(52,875)
Net deferred tax asset	$-	$-

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2011

As of February 28, 2011, the Company has an unused net operating loss carry forward of approximately $1,173,000 that is available to offset future taxable income. The potential income tax benefit of these losses has been offset by a full valuation allowance. This unused net operating loss carry-forward expires at various dates from 2026 to 2031.

9.	Subsequent Events

Effective March 4, 2011, the Company granted 690,000 stock options to David Tousley, our Chief Financial Officer and a director of the Company, and 420,000 stock options to Jorge Rodriguez, Vice President and Chief Commercial Officer of the Company. The stock options are exercisable at the exercise price of $1.14 per share until March 4, 2016 and vest on a quarterly basis over three years, beginning on June 4, 2011.

On May 9, 2011, the Company issued an unsecured promissory note in the amount of $250,000, bearing interest at five percent (5%) per annum on the principal balance. The unsecured promissory note is due on May 6, 2012. The principal amount, or such portion thereof as shall remain outstanding from time to time, shall accrue simple interest, calculated monthly in arrears at a rate of 5% per annum commencing on the date of this unsecured promissory note and payable at maturity. When not in default, the unsecured promissory note and any accrued interest, can be repaid in whole or in part without notice or penalty, with a minimum of six months interest due if repaid prior to the six month anniversary.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting officer to allow timely decisions regarding required disclosure.

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

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer, principal financial officer and our Board of Directors, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of February 28, 2011. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of February 28, 2011 and that there were no material weaknesses in our internal control over financial reporting.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Cameron Durrant	President, Chief Executive Officer and Director	50	November 17, 2010
David L. Tousley	Secretary, Treasurer, Chief Financial Officer and Director	55	November 17, 2010
Jorge Rodriguez	Vice President and Chief Commercial Officer	46	November 17, 2010
Joseph Carusone	Vice President, Investor Relations and Director	46	August 18, 2008

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Dr. Cameron Durrant

Dr. Durrant was appointed as President, Chief Executive Officer and a director of our company on November 17, 2010. Since May 28, 2010, Dr. Durrant served in a consulting capacity as President and a director of PediatRx Inc., our wholly owned subsidiary until it was merged into Striker Energy Corp. on December 28, 2011.

Dr. Durrant’s background includes executive-level positions with Merck & Co. (NYSE: MRK), Glaxo Smith Kline PLC (NYSE: GSK), Pharmacia Corporation (now part of Pfizer Inc. (NYSE: PFE) and Johnson & Johnson (NYSE: JNJ). He has been CEO of PediaMed Pharmaceuticals, Inc. and Spherics, Inc. and served on their boards.

Dr. Durrant has been executive chairman and director of Anavex Life Sciences Corp. (OTCBB: AVXL) since January 1, 2010. Anavex Life Sciences Corp. is a publicly traded biopharmaceutical company engaged in the discovery and development of novel drug targets to treat serious diseases for which there are urgent unmet medical needs and is taking its lead compound into clinical trials for Alzheimer’s disease.

Dr. Durrant is a founding board member of Bexion Pharmaceuticals, a private oncology research and development company with therapeutics, diagnostic/imaging and drug delivery capabilities. Dr. Durrant has previously served on several public and private pharmaceutical company boards (including Topaz Pharmaceuticals, PDS Biotechnology Corporation and Pressure Point Inc) and has been an advisor to Pilgrim Software and to Saxa Private Equity Partners.

Dr. Durrant was a regional winner and national finalist for Ernst & Young’s Entrepreneur of the Year award in 2005. Dr. Durrant holds a MBA from Henley Management College at Oxford and a MB and BCh (equivalent to the American MD degree) from the Welsh National School of Medicine in Cardiff, U.K., a DRCOG, a DipCH and the MRCGP.

We believe Dr. Durrant is qualified to serve on our Board of Directors because of his knowledge of our company’s history and current operations and his prior and current board experience, in addition to his education and business experiences described above.

David Tousley

Mr. Tousley was appointed as Secretary, Treasurer, Chief Financial Officer and a director of our company on November 17, 2010. Since July 1, 2010, Mr. Tousley served as the Secretary, Treasurer, Chief Financial Officer and a director of PediatRx Inc., our wholly owned subsidiary until it was merged into Striker Energy Corp. on December 28, 2011.

Mr. Tousley has over 25 years of senior-level experience in biotech, specialty pharmaceuticals and full-phase pharmaceutical companies. He has held the position of President, COO and CFO at companies including airPharma, PediaMed Pharmaceuticals, Inc., AVAX Technologies Inc. (OTCBB: AVXT), and Pasteur, Merieux, Connaught, (known today as Sanofi-Pasteur SA). During his career, Mr. Tousley has led all aspects of operations, including pharmaceutical development, in both the private and public company environment. His accomplishments include the raising of over $100 million in debt and equity financings and he has led key business development activities, including joint ventures, partnerships, acquisitions and divestitures in the U.S., Europe and Australia.

Mr. Tousley has been Chief Financial Officer of Anavex Life Sciences Corp. (OTCBB: AVXL) from September 1, 2010 until May 9, 2011 and was a director of Anavex from June 3, 2008 until February 24, 2011. Anavex Life Sciences Corp. is a publicly traded biopharmaceutical company engaged in the discovery and development of novel drug targets to treat serious diseases for which there are urgent unmet medical needs.

Mr. Tousley currently serves as a director of ImmunoGenetix Therapeutics, Inc, a biotech company that is developing advanced DNA immunotherapies for HIV infection.

Mr. Tousley holds an MBA in accounting from Rutgers Graduate School of Business and a B.A. in English from Rutgers College, both in New Jersey and belongs to the New Jersey Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

We believe Mr. Tousley is qualified to serve on our Board of Directors because of his knowledge of our company’s history and current operations, which he gained from his employment as Chief Financial Officer of PediatRx Inc., our wholly owned subsidiary since July 1, 2010, in addition to his education and business experiences described above.

Jorge Rodriguez

Mr. Rodriguez was appointed as Vice President and Chief Commercial Officer of our company on November 17, 2010. Since July 1, 2010, Mr. Rodriguez has served as the Chief Commercial Officer of PediatRx Inc., our wholly owned subsidiary until it was merged into Striker Energy Corp. on December 28, 2011.

Mr. Rodriguez brings a wealth of pharmaceutical experience in domestic and global marketing, sales and trade distribution, and market research to our company. He has been president of J&R PharmaResources, Inc., a pharmaceutical consulting firm that specializes in sales, marketing, commercial development, managed care access programs, and acquisitions, since 2006, and served as director of Client Services between 2008 and 2009 for G&S Market Research, Inc. From 2005 to 2006, Mr. Rodriguez was director of Business Development for Oncology Therapeutics Network, and between 2003 and 2005 he was senior director of Marketing – Cardiovascular Business Unit for First Horizon Pharmaceutical Corporation, now Sciele Pharmaceuticals. Mr. Rodriguez was a market research manager and product manager at Pharmacia Corporation, now Pfizer, between 2000 and 2003. He began his career in sales at Pfizer Pharmaceuticals from 1995 thru 1999. Mr. Rodriguez graduated with a baccalaureate degree in Economics from Florida International University in 1989, and is bilingual in English and Spanish.

Joseph Carusone

Mr. Carusone was appointed as Vice President, Investor Relations of our company on November 17, 2010 and as a director of our company on August 18, 2008. He also served as president, secretary and treasurer of our company from August 18, 2008 until November 17, 2010. For more than 10 years, Mr. Carusone has been involved in the founding of and management of private companies and partnerships including those in the oil and gas industry. His experience as a liaison between management and shareholders is extensive. He has been the president of Opex Energy Corp. since its inception on August 22, 2007. Since 2001, Mr. Carusone has been founder and president of the investor relations firm Primoris Group Inc. Between 1999 and 2001, Mr. Carusone was vice-president of operations of StockHouse Media Corporation. For eight years following his graduation from the University of Toronto with a degree in Engineering and Applied Science (1987), Mr. Carusone managed research activities in University of Toronto’s Institute for Aerospace Studies’ Space Robotics Group.

We believe Mr. Carusone is qualified to serve on our Board of Directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 28, 2011, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Jorge Rodriguez	1	1	Nil
Joseph Carusone	2	2	Nil

Code of Ethics

We have not adopted a code of ethics because our board of directors believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our board of directors intends to adopt a code of ethics when circumstances warrant.

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

Committees of the Board

Our Board of Directors held no formal meetings during the year ended February 28, 2011. All proceedings of our Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held.

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

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our Board of Directors has determined that while we have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, we do not have a board member that qualifies as “independent” as the term is used by NASDAQ Marketplace Rule 5605(a)(2).

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

Director Independence

Our common stock is quoted on the OTC Bulletin Board operated by FINRA (the Financial Industry Regulatory Authority), which does not impose any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or employee of the company. Because Joseph Carusone has recently served as our sole director and also as our executive officer, and because both Cameron Durrant and David Tousley also serve in executive capacities, we determined that we do not have an “independent director” as that term is defined by NASDAQ Marketplace Rule 5605(a)(2).

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended February 28, 2011; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended February 28, 2011 and 2010, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Dr. Cameron Durrant(1) President, Chief Executive Officer and Director	2011 2010	$178,667 N/A	None N/A	None N/A	None N/A	None N/A	None N/A	None N/A	$178,667 N/A
Joseph Carusone(2) Vice President, Investor Relations and Director and Former President, CEO, CFO, Secretary and Treasurer	2011 2010	None None	None None	None None	None None	None None	None None	None None	None None
David Tousley(3) Secretary, Treasurer, Chief Financial Officer and Director	2011 2010	$133,333 N/A	None N/A	None N/A	None N/A	None N/A	None N/A	None N/A	$133,333 N/A
Jorge Rodriguez(4) Vice President and Chief Commercial Officer	2011 2010	$100,000 N/A	None N/A	None N/A	None N/A	None N/A	None N/A	None N/A	$100,000 N/A

(1)

Dr. Cameron Durrant was appointed as our President, Chief Executive Officer and a director on November 17, 2010. Prior to that date, Dr. Durrant served as President and Chief Executive Officer of PediatRx Inc., our wholly owned subsidiary, since July 1, 2010 and served as an advisor to the company from May 28, 2010 until July 1, 2010. During the fiscal year ended February 28, 2011, Dr. Durrant was not granted any stock options.

(2)

Joseph Carusone served as our President, CEO, CFO, Secretary and Treasurer with no compensation until the appointments of Dr. Durrant and Mr. Tousley in those capacities. Mr. Carusone is currently a director and Vice President, Investor Relations.

(3)

David Tousley was appointed as our Secretary, Treasurer, Chief Financial Officer and a director on November 17, 2010. Prior to that date, Mr. Tousley served as Secretary, Treasurer, Chief Financial Officer and a director of PediatRx Inc., our wholly owned subsidiary, since July 1, 2010.

(4)

Jorge Rodriguez was appointed our Vice President and Chief Commercial Officer on November 17, 2010. Prior to that date, Mr. Rodriguez served as Chief Commercial Officer of PediatRx Inc., our wholly owned subsidiary, since July 1, 2010.

Employment Agreements

Dr. Cameron Durrant

Effective May 28, 2010, we entered into a consulting agreement with Dr. Cameron Durrant, a shareholder of our company, to assist management in the identification of opportunities available to us in the healthcare industry and to recommend terms of potential acquisitions. Under the agreement, we agreed to compensate Dr. Durrant on a time-spent basis at the rate of $1,000 per day, plus reimbursement of reasonable associated expenses. Dr. Durrant’s agreement with our company dated May 28, 2010 was terminated in lieu of the September 24, 2010 agreement with PediatRx.

On September 24, 2010, with retroactive effect to July 1, 2010, we entered into a second consulting agreement with Dr. Cameron Durrant. Pursuant to the consulting agreement, Dr. Durrant agreed to perform such duties as are regularly and customarily performed by the Chief Executive Officer of a corporation in consideration for, among other things, $250,000 per annum. The term of the consulting agreement is one year from July 1, 2010, unless both parties agree to extend.

In addition, of the 4,250,000 shares of our common stock owned by Dr. Durrant, 2,833,333 shares are subject to a lockup agreement between us and Dr. Durrant, which lockup agreement became effective February 7, 2011. The lockup agreement expires on December 31, 2015.

During the twelve month period ended February 28, 2011, we paid $103,243 and accrued an additional $75,423 (February 28, 2010 – $0, February 28, 2009 - $0, cumulative – $178,666) in connection with Dr. Durrant’s consulting agreements and also accrued an additional $84,250 in expenses paid by him related to the establishment of PediatRx of which $1,392 has been repaid as of February 28, 2011. Interest associated with such expenses was accrued at 5% per annum.

David Tousley

On September 14, 2010, with retroactive effect to July 1, 2010, we entered into an employment agreement with Mr. David Tousley, Chief Financial Officer, Treasurer and Secretary of PediatRx. Pursuant to the employment agreement, Mr. Tousley agreed to perform such duties as are regularly and customarily performed by the Chief Financial Officer of a corporation in consideration for, among other things, $200,000 per annum. Mr. Tousley is also eligible to receive an annual bonus and an annual stock option award at the end of each year at the discretion of the Board of Directors of PediatRx. The term of the employment agreement is two years from July 1, 2010, unless both parties agree to extend.

In addition, of the 400,000 shares of our common stock owned by Mr. Tousley, 266,666 shares are subject to a lockup agreement between us and Mr. Tousley, which lockup agreement became effective February 7, 2011. The lockup agreement expires on December 31, 2015.

Effective March 4, 2011, we granted 690,000 stock options to David Tousley, our Chief Financial Officer and a director of our company. The stock options are exercisable at the exercise price of $1.14 per share until March 4, 2016 and vest on a quarterly basis over three years, beginning on June 4, 2011.

Jorge Rodriguez

On September 14, 2010, with retroactive effect to July 1, 2010, we entered into an employment agreement with Mr. Jorge Rodriguez, Chief Commercial Officer of PediatRx. Pursuant to the employment agreement, Mr. Rodriguez agreed to perform such duties as are regularly and customarily performed by the Chief Commercial Officer of a corporation in consideration for, among other things, $150,000 per annum. Mr. Rodriguez is also eligible to receive an annual bonus and an annual stock option award at the end of each year at the discretion of the Board of Directors of PediatRx. The term of the employment agreement is two years from July 1, 2010, unless both parties agree to extend.

Effective March 4, 2011, we granted 420,000 stock options to Jorge Rodriguez, our Vice President and Chief Commercial Officer. The stock options are exercisable at the exercise price of $1.14 per share until March 4, 2016 and vest on a quarterly basis over three years, beginning on June 4, 2011.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of February 28, 2011.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Cameron Durrant	None	None	None	None	None	None	None	None	None
Joseph Carusone	None	None	None	None	None	None	None	None	None
David Tousley	None	None	None	None	None	None	None	None	None
Jorge Rodriguez	None	None	None	None	None	None	None	None	None

Compensation of Directors

Our Board of Directors has received no compensation to date and there are no plans to compensate them in the near future, unless and until we become profitable in our business operations. We may issue options in the future as we retain the services of independent directors.

The table below shows the compensation of our directors for their services as directors for our last completed fiscal year ended February 28, 2011:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Cameron Durrant	None	None	None	None	None	None	None
Joseph Carusone	None	None	None	None	None	None	None
David Tousley	None	None	None	None	None	None	None

Long-Term Incentive Plans, Retirement or Similar Benefit Plans

There are currently no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that we may reimburse our executive employees for up to 70% of their health insurance premiums under their individual policies. We may provide employee benefit plans to our employees in the future.

Our directors, executive officers and employees may receive stock options at the discretion of our Board of Directors.

Pursuant to the terms of the employment agreement with David Tousley, our Secretary, Treasurer and Chief Financial Officer, Mr. Tousley is eligible to receive an annual bonus at the end of each year, initially targeted to be 50% of his base salary. Both the decision to pay a bonus and the amount of the bonus is at the discretion of our Board of Directors. The bonus is payable in cash, equity or a combination of cash and equity so long as the cash portion is not less than 50% of the total value of the bonus.

Pursuant to the terms of the employment agreement with Jorge Rodriguez, our Vice President and Chief Commercial Officer, Mr. Rodriguez is eligible to receive and annual bonus at the end of each year, initially targeted to be 50% of his base salary. Both the decision to pay a bonus and the amount of the bonus is at the discretion of our Board of Directors. The bonus is payable in cash, equity or a combination of cash and equity so long as the cash portion is not less than 50% of the total value of the bonus.

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We have arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control as follows:

Pursuant to the terms of the employment agreement with David Tousley, our Secretary, Treasurer and Chief Financial Officer, if the agreement is terminated for other than just cause by us then we agreed to continue to pay Mr. Tousley his base salary for the Termination Notice Period (defined as the period of six months plus two months per year of engagement of Mr. Tousley up to a maximum of twelve months) or, at our discretion to pay a lump sum amount equal to Mr. Tousley’s base monthly salary times the number of months in the Termination Notice Period. Mr. Tousley may also be entitled to a pro-rata performance bonus based upon an objective evaluation by us of his achievement of certain pre-determined goals as of the date of termination.

In addition, if Mr. Tousley is terminated within six months following a change of control, or if the surviving entity fails to provide a similar agreement following a change of control, then we agreed to pay Mr. Tousley a lump sum amount equal to 150% of the amount calculated by multiplying (i) one twelfth of his base salary times (ii) not less than six months or the number of months in the Termination Notice Period.

Pursuant to the terms of the employment agreement with Jorge Rodriguez, our Vice President and Chief Commercial Officer, if the agreement is terminated for other than just cause by us then we agreed to continue to pay Mr. Rodriguez his base salary for the Termination Notice Period (defined as the period of six months plus two months per year of engagement of Mr. Rodriguez up to a maximum of twelve months) or, at our discretion to pay a lump sum amount equal to Mr. Rodriguez’ base monthly salary times the number of months in the Termination Notice Period. Mr. Rodriguez may also be entitled to a pro-rata performance bonus based upon an objective evaluation by us of his achievement of certain pre-determined goals as of the date of termination.

In addition, if Mr. Rodriguez is terminated within six months following a change of control, or if the surviving entity fails to provide a similar agreement following a change of control, then we agreed to pay Mr. Rodriguez a lump sum amount equal to 150% of the amount calculated by multiplying (i) one twelfth of his base salary times (ii) not less than six months or the number of months in the Termination Notice Period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In the following table, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 based on information provided to us by our controlling shareholders, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class [1]
Common Stock	Cameron Durrant 90 Fairmount Road West Califon, NJ 07830-3330	4,250,000 [2]	Direct	20.40%
Common Stock	Joseph Carusone 901-360 Bay Street Toronto, ON M5H 2V6	1,000,000 [3]	Direct/ Indirect [3]	4.80%
Common Stock	David Tousley 14610 Pawnee Lane Leawood, KS 66224	457,500 [4]	Direct	2.19%
Common Stock	Jorge Rodriguez 10341 SW 45th Street Miami, FL 33165	35,000 [6]	Direct	0.17%
	Directors & Executive Officers as a group (5 persons)	5,742,500		27.44%

1 Percentage of ownership is based on 20,836,000 common shares issued and outstanding as of May 16, 2011. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
2 Includes 2,833,333 shares of common stock subject to a lockup agreement until December 15, 2015.
3 Includes 600,000 shares of common stock held by OPEX Energy Corp. Mr. Carusone is the President and a director of OPEX Energy Corp. and holds voting and dispositive control over these shares.
4 Includes 57,500 stock options exercisable within 60 days and 266,666 shares of common stock subject to a lockup agreement until December 15, 2015.
5 Includes 35,000 stock options exercisable within 60 days.

Changes in Control

We are unaware of any arrangement, the operation of which may at a subsequent date result in a change in control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Except as disclosed below, since March 1, 2009, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($7,776), and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company;

(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iii)	Any of our promoters and control persons; and

(iv)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

During the year ended February 28, 2011, Joseph Carusone, an officer and director of our company made contributions to capital for management fees in the amount of $3,000 (February 28, 2010 – $12,000, February 29, 2009 – $12,000, cumulative – $48,000) and for rent in the amount of $600 (February 28, 2010 – $2,400, February 28, 2009 – $2,400, cumulative – $10,800).

During the year ended February 28, 2009, Sean Perger and Brian Cole, two former officers and directors of our company, forgave indebtedness to us totaling $38,950 related to accrued salaries and expenses incurred on our behalf. This loan forgiveness has been recorded as contributions to capital of our company. There has been no balance outstanding to either person since February 28, 2009.

Effective May 28, 2010 we entered into a consulting agreement with Dr. Cameron Durrant, a shareholder of our company, to assist us in the identification of opportunities available to us in the healthcare industry and to recommend terms of potential acquisitions. Under the agreement, we were to compensate Dr. Durrant on a time-spent basis at the rate of $1,000 per day, plus reimbursement of reasonable associated expenses. Dr. Durrant’s agreement with the Company dated May 28, 2010 was terminated in lieu of the September 24, 2010 agreement with PediatRx.

On September 24, 2010, with retroactive effect to July 1, 2010, we entered into a second consulting agreement with Dr. Cameron Durrant. Pursuant to the consulting agreement, Dr. Durrant agreed to perform such duties as are regularly and customarily performed by the Chief Executive Officer of a corporation in consideration for, among other things, $250,000 per annum. The term of the consulting agreement is one year from July 1, 2010, unless both parties agree to extend.

In addition, of the 4,250,000 shares of our common stock owned by Dr. Durrant, 2,833,333 shares are subject to a lockup agreement with Dr. Durrant, which lockup agreement became effective February 7, 2011. The lockup agreement expires on December 31, 2015.

During the twelve month period ended February 28, 2011, we accrued a total of $178,666 (February 28, 2010 – $0, February 28, 2009 - $0, cumulative – $178,666) and paid $103,243 in connection with Dr. Durrant’s consulting agreements and also accrued an additional $84,250 (February 28, 2010 – $0, February 28, 2009 - $0, cumulative –$84,250) in expenses paid by him related to the establishment of PediatRx of which $1,392 has been repaid as of February 28, 2011. Interest associated with such accrued consulting and other expenses was accrued at 5% per annum through December 31, 2010. The largest amount outstanding to Dr. Durrant since March 1, 2009 was $214,028, including accrued interest of $3,195. As of February 28, 2011, we owed Dr. Durrant a total of $160,996 (consulting fees of $75,423, other expenses of $82,858 and interest of $2,715 (February 28, 2010 – $0, February 28, 2009 - $0).

On September 14, 2010, with retroactive effect to July 1, 2010, we entered into an employment agreement with Mr. David Tousley, Chief Financial Officer, Treasurer and Secretary of PediatRx. Pursuant to the employment agreement, Mr. Tousley agreed to perform such duties as are regularly and customarily performed by the Chief Financial Officer of a corporation in consideration for, among other things, $200,000 per annum. Mr. Tousley is also eligible to receive an annual bonus and an annual stock option award at the end of each year at the discretion of our Board of Directors. The term of the employment agreement is two years from July 1, 2010, unless both parties agree to extend.

In addition, of the 400,000 shares of our common stock owned by Mr. Tousley, 266,666 shares are subject to a lockup agreement with Mr. Tousley, which lockup agreement became effective February 7, 2011. The lockup agreement expires on December 31, 2015.

Effective March 4, 2011, we granted 690,000 stock options to David Tousley, our Chief Financial Officer and a director of our company. The stock options are exercisable at the exercise price of $1.14 per share until March 4, 2016 and vest on a quarterly basis over three years, beginning on June 4, 2011.

On September 14, 2010, with retroactive effect to July 1, 2010, we entered into an employment agreement with Mr. Jorge Rodriguez, Chief Commercial Officer of PediatRx. Pursuant to the employment agreement, Mr. Rodriguez agreed to perform such duties as are regularly and customarily performed by the Chief Commercial Officer of a corporation in consideration for, among other things, $150,000 per annum. Mr. Rodriguez is also eligible to receive an annual bonus and an annual stock option award at the end of each year at the discretion of our Board of Directors. The term of the employment agreement is two years from July 1, 2010, unless both parties agree to extend.

Effective March 4, 2011, we granted 420,000 stock options to Jorge Rodriguez, our Vice President and Chief Commercial Officer. The stock options are exercisable at the exercise price of $1.14 per share until March 4, 2016 and vest on a quarterly basis over three years, beginning on June 4, 2011.

Director Independence

Our common stock is quoted on the OTC Bulletin Board operated by FINRA (the Financial Industry Regulatory Authority), which does not impose any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or employee of the company. Because Joseph Carusone has recently served as our sole director and also as our executive officer, and because both Cameron Durrant and David Tousley also serve in executive capacities, we determined that we do not have an “independent director” as that term is defined by NASDAQ Marketplace Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the years ended February 28, 2011 and 2010 for professional services rendered by Horne LLP, Certified Public Accountants, our independent registered public accounting firm since May 31, 2010:

Fees	2011	2010
Audit Fees	$47,000	$-
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$47,000	$-

The following table sets forth the fees billed to our company for the years ended February 28, 2011 and 2010 for professional services rendered by James Stafford, Chartered Accountants, our prior independent registered public accounting firm:

Fees	2011	2010
Audit Fees	$3,588	$4,212
Audit Related Fees	2,232	8,822
Tax Fees	-	834
Other Fees	6,500	-
Total Fees	$12,320	$13,868

Pre-Approval Policies and Procedures

Our entire Board of Directors, which acts as our audit committee, pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our Board of Directors has considered the nature and amount of fees billed by James Stafford and Horne LLP and believe that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

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

10.12	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on July 29, 2010)
10.13	Form of Promissory Note dated July 26, 2010 (attached as an exhibit to our current report on Form 8-K filed on July 29, 2010)
10.14	Employment Agreement effective July 1, 2010 with David L. Tousley (attached as an exhibit to our current report on Form 8-K filed on September 16, 2010)
10.15	Employment Agreement effective July 1, 2010 with Jorge Rodriguez (attached as an exhibit to our current report on Form 8-K filed on September 16, 2010)
10.16	Consulting Agreement effective July 1, 2010 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on September 28, 2010)
10.17	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on September 28, 2010)
10.18	Form of Promissory Note dated September 16, 2010 (attached as an exhibit to our current report on Form 8-K filed on September 28, 2010)
10.19	Termination Agreement effective July 1, 2010 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on September 28, 2010)
10.20	Management Stock Agreement made effective July 1, 2010 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on November 3, 2010)
10.21	Management Stock Agreement made effective July 1, 2010 with David Tousley (attached as an exhibit to our current report on Form 8-K filed on November 3, 2010)
10.22	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 3, 2010)
10.23	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on December 2, 2010)
10.24	Form of Shares for Debt Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on December 2, 2010)
10.25	Cancellation Agreement dated February 9, 2011 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on February 10, 2011)
10.26	Cancellation Agreement dated February 9, 2011 with David Tousley (attached as an exhibit to our current report on Form 8-K filed on February 10, 2011)
10.27	Lock-up Agreement dated February 9, 2011 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on February 10, 2011)

10.28	Lock-up Agreement dated February 9, 2011 with David Tousley (attached as an exhibit to our current report on Form 8-K filed on February 10, 2011)
10.29	2011 Stock Option Plan (attached as an exhibit to our current report on Form 8-K filed on February 22, 2011)
10.30	Form of Stock Option Agreement (attached as an exhibit to our current report on Form 8-K filed on March 7, 2011)
10.31	Form of Private Placement Subscription Agreement including Form of Promissory Note dated May 6, 2011 (attached as an exhibit to our current report on Form 8-K filed on May 11, 2011)
31.1*	Certification of Cameron Durrant Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification of David L. Tousley Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Cameron Durrant Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification of David L. Tousley Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDIATRX INC.

By: /s/Cameron Durrant
Cameron Durrant
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/Cameron Durrant
Cameron Durrant
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 17, 2011

By: /s/David L. Tousley
David L. Tousley
Secretary, Treasurer, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: May 17, 2011

By: /s/Joseph Carusone
Joseph Carusone
Director
Date: May 17, 2011