Form 10-Q
period 2011-05-31
PediatRx Inc.
filed 2011-07-08
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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
Yes [  ]    No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 20,836,000 shares of common stock are issued and outstanding as of July 8, 2011.

- iii -

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)

Financial Statements
May 31, 2011

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Balance Sheets

	As of	As of
	May 31,	February 28,
	2011	2011
	(Unaudited)	(Audited)

Assets

Current assets
Cash and cash equivalents	$448,678	$549,392
Accounts receivable, net of reserves	51,000	55,080
Inventories	104,420	107,675
Prepaid expenses	3,628	3,960

Total current assets	607,726	716,107
Intangible assets, net of accumulated amortization	809,252	831,322
Security deposits	992	992

Total assets	$1,417,970	$1,548,421

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$327,836	$314,425
Promissory notes	250,000	250,000
Total current liabilities	577,836	564,425
Promissory notes	250,000	-
Total liabilities	827,836	564,425
Stockholders’ equity
Capital stock Authorized 150,000,000 common shares, par value $0.0001 Issued and outstanding May 31, 2011 – 20,836,000 common shares February 28, 2011 – 20,836,000 common shares	2,084	2,084
Additional paid-in capital	2,338,045	2,280,695
Deficit accumulated during the development stage	(1,749,995)	(1,298,783)
Total stockholders' equity	590,134	983,996
Total liabilities and stockholders' equity	$1,417,970	$1,548,421

The accompanying notes are an integral part of these financial statements.

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Statements of Operations

	For the period
	from the date	For the three	For the three
	of inception on	month period	month period
	March 18, 2005	ended	ended
	to May 31, 2011	May 31, 2011	May 31, 2010

Net revenues	$369,828	$103,020	$-

Cost of Goods Sold	102,295	16,732	-

Gross Margin	267,533	86,288	-

Expenses
Bank charges and interest	3,542	$599	$62
Employee expenses	256,258	97,180	-
Stock based compensation	57,350	57,350	-
Consulting fees	456,873	66,090	-
Marketing expense	424,144	169,220	-
Travel expense	35,531	11,932	-
Filing fees	24,430	4,139	743
Interest expense	27,803	9,396	625
Investor relations	17,724	7,382	-
Legal and accounting fees	301,980	44,058	10,246
Licenses and permits	55,995	5,587	-
Management fees	48,000	-	3,000
Mineral property expenditures	15,124	-	-
Office expenses	6,891	3,209	-
Insurance expense	66,502	5,612	-
Regulatory expense	87,769	29,854	-
Rent	15,588	1,592	600
Transfer agent fees	22,394	1,055	1,238
Website development	13,887	-	-
Amortization expense	73,568	22,070	-
State franchise tax	1,175	1,175	-
Write down of mineral property acquisition costs	5,000	-	-

Total Expenses	2,017,528	537,500	16,514

Net loss for the period	$(1,749,995)	$(451,212)	$(16,514)

Basic and diluted loss per common share		$(0.022)	$(0.001)

Weighted average number of common shares used in per share calculations		20,836,000	20,506,000

The accompanying notes are an integral part of these financial statements.

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)

				Deficit,
				accumulated	Total
			Additional	during the	stockholders’
	Number of	Capital	paid-in	development	equity
	shares issued	stock	capital	stage	(deficit)
Balance as of March 18, 2005 (inception)	-	$-	$-	$-	$-
Restricted common shares issued for cash ($0.0005 per share) – September 2005	10,000,000	1,000	4,000	-	5,000
Contributions to capital by related parties – expenses	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance as of February 28, 2006	10,000,000	1,000	4,600	(21,237)	(15,637)
Common shares issued for cash ($0.005 per share) – May 2006	10,000,000	1,000	49,000	-	50,000
Common shares issued for services ($0.005 per share) – August 2006 and February 2007	6,000	1	29	-	30
Contributions to capital by related parties – expenses	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance as of February 28, 2007	20,006,000	2,001	65,029	(72,127)	(5,097)
Contributions to capital by related parties – expenses	-	-	14,400	-	14,400
Common shares returned and cancelled for cash ($0.005 per share) – April 2007	(1,000,000)	(100)	(4,900)	-	(5,000)
Common shares issued for cash ($0.01 per share) – May 2007	1,000,000	100	4,900	-	5,000
Net loss for the year	-	-	-	(65,411)	(65,411)

Balance as of February 28, 2008	20,006,000	2,001	79,429	(137,538)	(56,108)
Contributions to capital by related parties – expenses	-	-	14,400	-	14,400
Contributions to capital by related parties – loan forgiveness	-	-	38,950	-	38,950
Common shares issued for cash ($0.10 per share) – November 2008	500,000	50	49,950	-	50,000
Net loss for the year	-	-	-	(53,957)	(53,957)

Balance as of February 28, 2009	20,506,000	2,051	182,729	(191,495)	(6,715)
Contributions to capital by related parties – expenses	-	-	14,399	-	14,399
Net loss for the year	-	-	-	(58,201)	(58,201)

Balance as of February 28, 2010	20,506,000	2,051	197,128	(249,696)	(50,517)
Contributions to capital by related parties – expenses	-	-	3,600	-	3,600
Common shares issued for cash ($0.20 per share) – June 2010	1,500,000	150	299,850	-	300,000
Common shares issued for cash ($0.50 per share) – July 2010	1,500,000	150	749,850	-	750,000
Common shares issued for cash ($1.00 per share) – November 2010	825,000	83	824,917	-	825,000
Common shares returned and cancelled – November 2010	(3,700,000)	(370)	370	-	-
Common shares issued for debt cancellation ($1.00 per share) – November 2010	205,000	20	204,980	-	205,000
Net loss for the year	-	-	-	(1,049,087)	(1,049,087)

Balance as of February 28, 2011	20,836,000	2,084	2,280,695	(1,298,783)	983,996

Stock based compensation	-	-	57,350	-	57,350
Net loss for the period	-	-	-	(451,212)	(451,212)

Balance as of May 31, 2011	20,836,000	$2,084	$2,338,045	$(1,749,995)	$590,134

The accompanying notes are an integral part of these financial statements.

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Statements of Cash Flows

	For the period
	from the date	For the three	For the three
	of inception on	month period	month period
	March 18, 2005	ended	ended
	to May 31, 2011	May 31, 2011	May 31, 2010

Cash flows from operating activities
Net loss for the period	$(1,749,995)	$(451,212)	$(16,514)
Adjustments to reconcile loss to net cash used in operating activities
Amortization expense	73,568	22,070	-
Contributions to capital by related parties – expenses	58,799	-	3,600
Contributions to capital by related party – forgiveness of debt	38,950	-	-
Common shares issued for services	30	-	-
Write down of mineral property acquisition costs	5,000	-	-
Stock based compensation	57,350	57,350	-
Changes in operating assets and liabilities; net of effects from acquisition of Granisol product line and mineral property interest
(Increase) decrease in accounts receivable	(51,000)	4,080	-
Decrease in inventory	12,760	3,255	-
(Increase) decrease in prepaids and deposits	(4,620)	332	-
Increase in accounts payable and accrued liabilities	332,836	13,411	8,246

Cash used in operating activities	(1,226,322)	(350,714)	(4,668)

Cash flows from investing activities
Acquisition of mineral property interest	(10,000)	-	-
Acquisition of Granisol product line	(1,000,000)	-	-

Cash used in investing activities	(1,010,000)	-	-

Cash flows from financing activities
Proceeds from issuance of promissory notes	705,000	250,000	-
Common shares returned to treasury	(5,000)	-	-
Proceeds from issuance of common stock	1,985,000	-	-

Cash provided by financing activities	2,685,000	250,000	-

Increase (decrease) in cash and cash equivalents	448,678	(100,714)	(4,668)

Cash and cash equivalents, beginning of period	-	549,392	6,760

Cash and cash equivalents, end of period	$448,678	$448,678	$2,092

The accompanying notes are an integral part of these financial statements.

1.	Basis of Presentation

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods and for the period from the date of inception have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean PediatRx Inc..

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended February 28, 2011.

2.	Nature and Continuance of Operations

Striker Energy Corp. was incorporated under the laws of the State of Nevada on March 18, 2005. The Company originally intended to engage in the acquisition and exploration of mineral properties. On September 28, 2005, the Company entered into a mineral property option agreement with an unrelated third party (the “Seller”), wherein the Company would acquire 50% of the rights, title and interests in and to the Bald Mountain Claims in Nevada. Early in the summer of 2008, the Company abandoned its efforts to acquire the Bald Mountain Claims with a notice to the Seller. The Company transitioned its business from mineral property exploration to oil and natural gas exploration.

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

PediatRx intends to acquire or license the rights to produce and/or market FDA approved branded pharmaceuticals and expects to add value by more effectively marketing these products to healthcare professionals and other key constituents. In addition, PediatRx expects to reformulate existing pharmaceutical products into more pediatric-friendly offerings using an approach that leverages existing safety data to ‘fast track’ regulatory approval. PediatRx also plans to expand the application of its core products to additional therapeutic areas and seek partnerships outside of the United States.

On December 28, 2010 we completed a merger of PediatRx into Striker Energy Corp. and changed the name of Striker Energy Corp. to PediatRx Inc.

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities. The Company is devoting substantially all of its present efforts to the initial marketing of Granisol and seeking to secure rights to other pharmaceutical products through acquisition, licensing and reformulation activities.

The Company has a loss of $451,212 for the three month period ended May 31, 2011 (May 31, 2010 –$16,514, cumulative – $1,749,995) and has a working capital deficit at May 31, 2011 of $220,110 (February 28, 2011 – working capital of $151,682). The Company's financial statements as of May 31, 2011 and for the three month period ended May 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. As of May 31, 2011, the Company's assets consisted of cash and cash equivalents of $448,678 and accounts receivable from product sales, net of discounts and allowances, of $51,000. Management believes that the Company's capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending February 28, 2012. The Company believes however, that it will be able to raise capital through additional debt and/or equity financings and that such financings, combined with increasing product sales, as well as potential additional product transactions will allow the Company to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of May 31, 2011, the Company was in the process of transitioning to its new operating business and expects to incur operating losses for the next twelve months as it builds out its infrastructure and begins its full distribution activities for Granisol.

3.	The Granisol Acquisition

On July 23, 2010 (the “Closing Date”), the Granisol product line was acquired by the Company for cash consideration totaling $1 million. All inventories and intangibles associated with the Granisol product line were included in the purchase. Operations of the Granisol product line are included in the Company’s statement of operations since the Closing Date.

As part of the closing and transfer of assets to PediatRx on July 23, 2010, PediatRx assumed a single product manufacturing and supply agreement with Therapex, a division of E-Z-EM Canada, Inc. to enable the manufacturing of the Granisol product line. Under the terms of the agreement, Therapex will manufacture the product in compliance with current Good Manufacturing Practice (cGMP) and oversee all quality control and packaging through to finished product to meet PediatRx's requirements.

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

The purchase price for the Granisol product line was allocated in accordance with the acquisition method of accounting. The acquisition method of accounting is based on ASC 805, Business Combinations, and uses the fair value concepts defined in ASC 820, Fair Value Measurements and Disclosures.

The following unaudited pro forma information was prepared assuming that the acquisitions of Granisol had taken place at the beginning of fiscal 2011. In preparing the pro forma financial information, various assumptions were made. Therefore, the Company does not imply that the future results will be indicative of the following pro forma information:

	Three Months	Three Months
	Ended	Ended
	May 31, 2011	May 31, 2010

Net sales	$103,020	$33,394
Net loss	(451,212)	(14,683)
Net loss per share - basic and diluted	(0.022)	(0.001)

4.	Mineral Properties

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

5.	Promissory Notes

	May 31, 2011	February 28, 2011
Issued on June 15, 2009, the unsecured promissory note, bearing interest at five percent (5%) per annum on the principal balance of $50,000, was originally due on June 15, 2011. Effective May 18, 2011 the promissory note was amended whereby the maturity date of the note was extended until June 15, 2012. The principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 5% per annum commencing on the date of this promissory note and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty.	$50,000	$50,000
Issued on July 26, 2010, the unsecured promissory note, bearing interest at five percent (5%) per annum on the principal balance of $200,000, was originally due on July 26, 2011. Effective May 23, 2011 the promissory note was amended whereby the maturity date of the note was extended until July 26, 2012. The principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 5% per annum commencing on the date of this promissory note and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty with a minimum of six months interest due if repaid prior to the six month anniversary.	200,000	200,000
Issued on May 6, 2011 the unsecured promissory note, bearing interest at five percent (5%) per annum on the principal balance of $250,000, is due on May 6, 2012. The principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 5% per annum commencing on the date of this promissory note and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty with a minimum of six months interest due if repaid prior to the six month anniversary.	250,000	-
Total Promissory Notes	$500,000	$250,000

6.	Related Party Transactions

During the three month period ended May 31, 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $3,000 (May 31, 2011 – none, cumulative - $48,000) and for rent in the amount of $600 (May 31, 2011 – none, cumulative - $10,799).

Effective May 28, 2010, the Company entered into a consulting agreement with Dr. Cameron Durrant, a shareholder of the Company, to assist management in the identification of opportunities available to the Company in the healthcare industry and to recommend terms of potential acquisitions. Under the agreement, the Company was to compensate Dr. Durrant on a time-spent basis at the rate of $1,000 per day, plus reimbursement of reasonable associated expenses. Dr. Durrant's agreement with the Company dated May 28, 2010 was terminated in lieu of the September 24, 2010 agreement.

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

During the three month period ended May 31, 2011, the Company paid $85,128 (May 31, 2010 – $0, cumulative – $188,371) in connection with Dr. Durrant’s consulting agreements, including $22,628 related to amounts accrued but unpaid in prior periods. As of May 31, 2011, the Company has recorded a payable to Dr. Durrant of $52,796 related to prior period consulting fees that are unpaid as of that date. Also during the three month period ended May 31, 2011, the Company paid Dr. Durrant $25,672 related to expenses paid by him associated to the establishment of PediatRx (May 31, 2010 – $0, cumulative – $27,545). As of May 31, 2011, the Company has recorded a payable to Dr. Durrant of $59,900 related to such business establishment expenses that are unpaid as of that date.

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

Issued and outstanding

The total issued and outstanding capital stock at May 31, 2011 is 20,836,000 common shares with a par value of $0.0001 per common share.

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

On April 30, 2007, 1,000,000 common shares of the Company were returned and cancelled; $5,000 was returned to the investors.

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

Warrants

A summary of the Company’s share purchase warrants outstanding as of May 31, 2011 is presented below:

	Number
	of	Exercise
	Warrants	Price
Balance, February 28,2011	515,000	$1.75
Issued	-	-
Balance, May 31, 2011	515,000	$1.75

Warrants expire on November 3, 2012 with respect to 200,000 warrant shares and November 30, 2012 with respect to 315,000 warrant shares.

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

A summary of the status of the Company’s outstanding stock options for the three months ended May 31, 2011 is as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Balance, February 28,2011	-	-
Granted	1,110,000	$1.14
Balance, May 31, 2011	1,110,000	$1.14

At May 31, 2011, the following stock options were outstanding:

Number of Options
					Aggregate	Remaining
		Number	Exercise		Intrinsic	contractual
Total		Vested	Price	Expiry Date	Value	life (yrs)

690,000	(1)	-	$1.14	March 4, 2016	$-	4.76
420,000	(2)	-	$1.14	March 4, 2016	-	4.76

1,110,000		-			$-

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at May 31, 2011.

(1)

These options were granted during the three month period ended May 31, 2011 and as of that date, none of the options have vested. These options vest quarterly over three years with the first vesting occurring on June 4, 2011. The fair value of these options on the grant date was calculated to be $427,800. The Company has recognized stock based compensation expense of $35,650 for the three month period ended May 31, 2011 and will recognize the remaining fair value over the vesting period.

(2)

These options were granted during the three month period ended May 31, 2011 and as of that date, none of the options have vested. These options vest quarterly over three years with the first vesting occurring on June 4, 2011. The fair value of these options on the grant date was calculated to be $260,400. The Company has recognized stock based compensation expense of $21,700 for the three month period ended May 31, 2011 and will recognize the remaining fair value over the vesting period.

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted during the periods:

	May 31,	May 31,
	2011	2010
Risk-free interest rate	2.17%	NA
Expected life of options	3.5 years	NA
Annualized volatility	77.76%	NA
Dividend rate	0%	NA

The volatility was determined based on an index of volatility from comparable companies. The expected term of the options granted to employees is derived from the simplified method as prescribed by SEC Staff Accounting Bulletin Topic 14, “Share-Based Payments” (“Topic 14”), given that the Company has no historical experience with the exercise of options for which to base an estimate of the expected term of options granted. The Company anticipates it will discontinue the use of the simplified method of Topic 14 once sufficient historical option exercise behavior becomes apparent.

8.	Income Taxes

The Company has losses to carry forward for income tax purposes as of May 31, 2011. There are no current or deferred tax expenses for the period ended May 31, 2011 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry- forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

A reconciliation between the income tax expense recognized in the Company’s statements of operations and the income tax expense (benefit) computed by applying the domestic federal statutory income tax rate to the net loss for the three month periods ended May 31, 2011 and 2010 is as follows:

13

	Three Months Ended May 31,
	2011	2010

Income tax benefit at federal statutory rate (34%)	$(153,412)	$(5,615)
State income tax benefit	(21,356)	-
Change in valuation allowance	155,269	4,391
Other	19,499	1,224
Total income tax expense	$-	$-

The composition of the Company’s deferred tax assets as of May 31, 2011 and February 28, 2011 is as follows:

	As of	As of
	May 31,	February 28,
	2011	2011
Net operating loss carry-forward	$523,000	$398,000
Other	19,000	10,000
Less: Valuation allowance	(542,000)	(408,000)
Net deferred tax asset	$-	$-

As of May 31, 2011, the Company has an unused net operating loss carry forward balance of approximately $1,540,000 that is available to offset future taxable income. The potential income tax benefit of these losses has been offset by a full valuation allowance. This unused net operating loss carry-forward balance expires at various dates from 2026 to 2031.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This report contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements include, without limitation, statements regarding the anticipated designs of our future products, statements regarding our anticipated future regulatory submissions and statements regarding our anticipated future cash position.

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

As used in this report and unless otherwise indicated, the terms “we”, “us”, “PediatRx” and “our” refer to PediatRx Inc., a Nevada corporation. Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in PediatRx’s capital stock.

Corporate Overview

We are a development stage enterprise, as defined in ASC Topic 915, "Development Stage Entities". We are currently only involved in the sales and marketing and seeking rights of pharmaceutical products.

Our company was incorporated under the laws of Nevada on March 18, 2005 under the name “Striker Energy Corp.”. From inception until the summer of 2008, we were engaged in the mineral exploration business. During the summer of 2008, we abandoned our mineral exploration properties and made the transition to oil and gas. On July 23, 2010, our wholly owned subsidiary PediatRx Inc. completed the acquisition of Granisol® (granisetron HC1) oral solution ("Granisol") from Cypress Pharmaceutical, Inc. ("Cypress") and we abandoned our interest in the oil and gas business in favor of pursuing opportunities in the pharmaceutical industry. Effective December 28, 2010, we changed our name from “Striker Energy Corp.” to “PediatRx Inc.” to better reflect our new business. We effected this name change by a merger with our wholly-owned subsidiary, PediatRx Inc., a Nevada corporation.

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

Liquidity and Capital Resources

Our financial condition for the three month periods ended May 31, 2011 and 2010 and as of May 31, 2011 and February 28, 2011 for the respective items are summarized below.

We have incurred recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders or the securing additional debt financing, and our ability to achieve and maintain profitable operations.

Working Capital

	May 31,	February 28,
	2011	2011
Current assets	$607,726	$716,107
Current liabilities	577,836	564,425
Working capital surplus (deficit)	$29,890	$151,682

As of May 31, 2011 our working capital decreased by $121,792 due largely to spending related to the promotion of Granisol and infrastructure costs. While we completed the placement of an unsecured promissory note of $250,000 during the period, this increase in working capital was offset by cash used in operations during the three month period ended May 31, 2011 of $350,714.

Cash Flows

	Three Months Ended
	May 31,
	2011	2010
Cash used in operating activities	$(350,714)	$(4,668)

Cash used in investing activities	-	-

Cash provided by financing activities	250,000	-

Net decrease in cash	$(100,714)	$(4,668)

Cash Used in Operating Activities
Our cash used in operating activities for the three months ended May 31, 2011 compared to our cash used in operating activities for the three months ended May 31, 2010 increased by $346,046, primarily due to the expenses associated with infrastructure and promotion costs associated with the launch of Granisol, compared to very minor infrastructure costs in the earlier period prior to the acquisition of Granisol.

Cash Provided by Financing Activities
Our cash provided by financing activities for the three months ended May 31, 2011 compared to our cash provided by financing activities for the three months ended May 31, 2010 increased by $250,000 due to the issuance of a $250,000, 5% unsecured promissory note due on May 6, 2012, while no financing was secured during the same period in 2010.

Cash Used in Investing Activities
There was no cash used in investing activities for the three months ended May 31, 2011 and no cash used in investing activities for the three months ended May 31, 2010.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month period ended May 31, 2011.

Revenues
We have recognized $103,020 in net product revenue during the three month period ended May 31, 2011 and $0 during the three month period ended May 31, 2010 as a result of the Granisol acquisition and product launch. We recognized no revenue prior to 2010. We sell Granisol primarily to wholesalers. Our distribution channel includes our third party logistics distributor and independent wholesalers who distribute the product directly to hospitals and other end-user customers. The majority of our shipments are made to wholesalers, with whom we have contracted to distribute the product. We are also contracting with group purchasing organizations to increase awareness of, and reduce market barriers for, Granisol.

Cost of Goods Sold
We have recognized $16,732 in cost of goods sold during the three month period ended May 31, 2011, and none during the three month period ended May 31, 2010, as a result of the Granisol acquisition and product launch. We recognized no cost of goods sold prior to 2010. Our cost of goods sold consists primarily of our third-party manufacturing costs, third-party inventory management and distribution costs, wholesaler fee for services costs and freight-in on inventory purchases.

Expenses
The table below shows our expenses for the three month periods ended May 31, 2011 and 2010.

	Three Months Ended	Three Months Ended
	May 31, 2011	May 31, 2010
Expenses

Bank charges and interest	$599	$62
Employee expenses	97,180	-
Stock based compensation	57,350	-
Consulting fees	66,090	-
Marketing expense	169,220	-
Travel expense	11,932	-
Filing fees	4,139	743
Interest expense	9,396	625
Investor relations	7,382	-
Legal and accounting fees	44,058	10,246
Licenses and permits	5,587	-
Management fees	-	3,000
Office expense	3,209	-
Insurance expense	5,612	-
Regulatory expense	29,854	-
Rent	1,592	600
Transfer agent fees	1,055	1,238
Amortization	22,070	-
State franchise tax	1,175	-
Total	$537,500	$16,514

In the three month period ended May 31, 2011, our expenses increased by approximately $521,000 over the three month period ended May 31, 2010, due primarily to a) employee, consulting, marketing, travel, licenses and permits, insurance, regulatory, and website development expenses of approximately $455,000 associated with sales and marketing promotion and the establishment of infrastructure to support Granisol, including stock based compensation expense of $57,350, while there were no similar expenses in the earlier period, b) an increase in legal and accounting, investor relations, interest, transfer agent, and filing fees and expenses of approximately $53,000, primarily due to full operations requiring more complex audits and reviews, increased legal support and increased general infrastructure costs and c) amortization expense of approximately $22,000 on the product rights and know-how related to the Granisol acquisition.

Cash Requirements

Our primary objectives for the next twelve month period are to complete the systems, processes and infrastructure within our company required to support Granisol promotion and to continue to look at opportunities within the pharmaceutical markets to acquire or license and/or reformulate other pharmaceutical products.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Bank charges and interest	$3,000
Filing fees	10,000
Investor relations	100,000
Legal and accounting fees	120,000
Licenses and permits	57,000
Marketing expense	1,100,000
Insurance expense	100,000
Personnel and consulting expense	1,200,000
Regulatory & pharmacovigilance expense	400,000
Product development expense	1,000,000
Transfer agent fees	10,000
Other general & administrative expense	100,000
Total:	$4,200,000

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

Going Concern

Our financial statements and information for the three month period ended May 31, 2011, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated limited revenues to date and have incurred a net loss of approximately $451,212 during the three month period ended May 31, 2011, and approximately $1,749,995 from inception (March 18, 2005) through May 31, 2011. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the first quarter of our fiscal year ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have generated minimal revenue from operations since our incorporation. During the three month period ended May 31, 2011, we incurred a net loss of $451,212. From inception through May 31, 2011, we incurred an aggregate loss of $1,749,995. We anticipate that we will continue to incur operating expenses which will be offset to some degree by revenues from the sales of Granisol. Unless we are able to grow the revenues from Granisol significantly, we may never reach a point where we have positive net income. If we cannot substantially increase our revenues from sales of Granisol, we will continue to generate losses and will require additional funding to remain in business. We estimate our average monthly expenses over the next 12 months to be approximately $350,000, including product development and general and administrative expenses, but excluding any additional product acquisition costs. On May 31, 2011, we had cash and cash equivalents of approximately $448,678. In order to fund our anticipated budget for the next 12 months, excluding additional product acquisition costs, we believe that we will need to raise approximately $2 million. This amount could increase if we encounter difficulties that we cannot anticipate at this time and if we were to add further commercialization resources and/or acquire or license additional products. We have traditionally raised our operating capital from the sale of equity securities and the placement of unsecured promissory notes, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our financial statements for the year ended February 28, 2011, which are included in our annual report on Form 10-K filed on May 17, 2011. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our debt obligations. Any refinancing of this substantial debt could be at significantly higher interest rates.

As of May 31, 2011, we had total debt of approximately $519,613 (including accrued interest of approximately $19,613). Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

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

We are an early-stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. While we have recently acquired Granisol, our sales have been minimal and, there can be no assurance that we will be successful in our efforts to increase sales. In addition, Granisol requires significant expenditure with regard to the sales and marketing effort necessary to support sales growth. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. [REMOVED AND RESERVED].

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation S-K:

No.	Description
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
3.2	Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on September 15, 2008)
3.3	Articles of Merger (attached as an exhibit to our current report on Form 8-K filed on December 28, 2010)
3.4	Amended and Restated Bylaws (attached as an exhibit to our registration statement on Form 8-K filed on November 3, 2010)
10.1	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 6, 2008)
10.2	Form of Private Placement Subscription Agreement dated June 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 16, 2009)
10.3	Form of promissory note dated June 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 16, 2009)
10.4	Consulting Agreement with Cameron Durrant dated May 28, 2010 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 28, 2010)
10.5	Letter of Intent with Cypress Pharmaceuticals Inc. (attached as an exhibit to our quarterly report on Form 10-Q filed on June 28, 2010)
10.6	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on June 17, 2010)
10.7	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on July 9, 2010)
10.8	Asset Purchase Agreement dated July 22, 2010 with Cypress Pharmaceuticals, Inc. (attached as an exhibit to our current report on Form 8-K filed on July 28, 2010) (portions of the exhibit have been omitted pursuant to a request for confidential treatment)
10.9	Assignment and Assumption of Contract dated July 22, 2010 with Cypress Pharmaceuticals, Inc. (attached as an exhibit to our current report on Form 8-K filed on July 28, 2010)
10.10	Consent to Assignment by Therapex and E-Z-EM Canada Inc. (attached as an exhibit to our current report on Form 8-K filed on July 28, 2010)
10.11	Manufacturing and Supply Agreement dated July 22 2010 between Cypress Pharmaceuticals, Inc. and Therapex, a division of E-Z-EM Canada Inc. (attached as an exhibit to our current report on Form 8-K filed on July 28, 2010) (portions of the exhibit have been omitted pursuant to a request for confidential treatment)
10.12	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on July 29, 2010)
10.13	Form of Promissory Note dated July 26, 2010 (attached as an exhibit to our current report on Form 8-K filed on July 29, 2010)
10.14	Employment Agreement effective July 1, 2010 with David L. Tousley (attached as an exhibit to our current report on Form 8-K filed on September 16, 2010)
10.15	Employment Agreement effective July 1, 2010 with Jorge Rodriguez (attached as an exhibit to our current report on Form 8-K filed on September 16, 2010)
10.16	Consulting Agreement effective July 1, 2010 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on September 28, 2010)
10.17	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on September 28, 2010)
10.18	Form of Promissory Note dated September 16, 2010 (attached as an exhibit to our current report on Form 8-K filed on September 28, 2010)
10.19	Termination Agreement effective July 1, 2010 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on September 28, 2010)
10.20	Management Stock Agreement made effective July 1, 2010 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on November 3, 2010)
10.21	Management Stock Agreement made effective July 1, 2010 with David Tousley (attached as an exhibit to our current report on Form 8-K filed on November 3, 2010)

No.	Description
10.22	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 3, 2010)
10.23	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on December 2, 2010)
10.24	Form of Shares for Debt Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on December 2, 2010)
10.25	Cancellation Agreement dated February 9, 2011 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on February 10, 2011)
10.26	Cancellation Agreement dated February 9, 2011 with David Tousley (attached as an exhibit to our current report on Form 8-K filed on February 10, 2011)
10.27	Lock-up Agreement dated February 9, 2011 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on February 10, 2011)
10.28	Lock-up Agreement dated February 9, 2011 with David Tousley (attached as an exhibit to our current report on Form 8-K filed on February 10, 2011)
10.29	2011 Stock Option Plan (attached as an exhibit to our current report on Form 8-K filed on February 22, 2011)
10.30	Form of Stock Option Agreement (attached as an exhibit to our current report on Form 8-K filed on March 7, 2011)
10.31	Form of Private Placement Subscription Agreement including Form of Promissory Note dated May 6, 2011 (attached as an exhibit to our current report on Form 8-K filed on May 11, 2011)
10.32	Form of Promissory Note Amendment dated May 18, 2011 (attached as an exhibit to our current report on Form 8-K filed on May 18, 2011)
10.33	Form of Promissory Note Amendment dated May 23, 2011 (attached as an exhibit to our current report on Form 8-K filed on May 23, 2011)
31.1*	Certification of Cameron Durrant Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification of David L. Tousley Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Cameron Durrant Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification of David L. Tousley Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRX INC.

/s/ Cameron Durrant
Cameron Durrant
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 8, 2011

/s/ David L. Tousley
David L. Tousley
Secretary, Treasurer, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: July 8, 2011