Form 10-Q
period 2011-08-31
PediatRx Inc.
filed 2011-10-17
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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
Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
20,836,000 shares of common stock are issued and outstanding as of October 17, 2011.

- iii -

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)

Financial Statements
August 31, 2011

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Balance Sheets

	As of	As of
	August 31,	February 28,
	2011	2011
	(Unaudited)	(Audited)

Assets

Current assets
Cash and cash equivalents	$198,445	$549,392
Accounts receivable, net of reserves	30,625	55,080
Inventories	100,416	107,675
Prepaid expenses	13,811	3,960

Total current assets	343,297	716,107
Intangible assets, net of accumulated amortization	787,181	831,322
Security deposits	992	992

Total assets	$1,131,470	$1,548,421

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$300,146	$314,425
Promissory notes	500,000	250,000
Total liabilities	800,146	564,425
Stockholders’ equity

Capital stock
Authorized 150,000,000 common shares, par value $0.0001 Issued and outstanding August 31, 2011 – 20,836,000 common shares February 28, 2011 – 20,836,000 common shares	2,084	2,084
Additional paid-in capital	2,396,187	2,280,695
Deficit accumulated during the development stage	(2,066,947)	(1,298,783)
Total stockholders' equity	331,324	983,996
Total liabilities and stockholders' equity	$1,131,470	$1,548,421

The accompanying notes are an integral part of these financial statements.

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Statements of Operations

	For the period
	from the date	For the three	For the three	For the six	For the six
	of inception on	month period	month period	month period	month period
	March 18, 2005	ended	ended	ended	ended
	to August 31, 2011	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010

Net revenues	$503,154	$133,326	$3,111	$236,346	$3,111

Cost of Goods Sold	146,926	44,631	1,030	61,363	1,030

Gross Margin	356,228	88,695	2,081	174,983	2,081

Expenses
Employee expenses	351,292	95,034	-	192,214	-
Stock based compensation	115,492	58,142	-	115,492	-
Consulting fees	524,747	67,874	193,730	133,964	193,730
Marketing expense	507,041	82,897	20,702	252,117	20,702
Travel expense	52,353	16,822	4,950	28,754	4,950
Interest expense	30,781	2,978	6,038	12,374	6,663
Legal and accounting fees	323,831	21,851	62,852	65,909	73,098
Mineral property expenditures	15,124	-	-	-	-
Insurance expense	78,873	12,371	24,567	17,983	24,567
Regulatory expense	95,544	7,775	13,781	37,629	13,781
Rent	17,126	1,538	-	3,130	600
General and administrative expense	210,332	16,294	11,680	39,440	16,723
Amortization expense	95,639	22,071	7,357	44,141	7,357
Write down of mineral property acquisition costs	5,000	-	-	-	-

Total Expenses	2,423,175	405,647	345,657	943,147	362,171

Net loss for the period	$(2,066,947)	$(316,952)	$(343,576)	$(768,164)	$(360,090)

Basic and diluted loss per common share		$(0.015)	$(0.015)	$(0.037)	$(0.017)

Weighted average number of common shares used in per share calculations		20,836,000	22,788,609	20,836,000	21,647,304

The accompanying notes are an integral part of these financial statements.

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)

				Deficit,
				accumulated	Total
			Additional	during the	stockholders’
	Number of	Capital	paid-in	development	equity
	shares issued	stock	capital	stage	(deficit)
Balance as of March 18, 2005 (inception)	-	$-	$-	$-	$-
Restricted common shares issued for cash ($0.0005 per share) – September 2005	10,000,000	1,000	4,000	-	5,000
Contributions to capital by related parties – expenses	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance as of February 28, 2006	10,000,000	1,000	4,600	(21,237)	(15,637)
Common shares issued for cash ($0.005 per share) – May 2006	10,000,000	1,000	49,000	-	50,000
Common shares issued for services ($0.005 per share) – August 2006 and February 2007	6,000	1	29	-	30
Contributions to capital by related parties – expenses	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance as of February 28, 2007	20,006,000	2,001	65,029	(72,127)	(5,097)
Contributions to capital by related parties – expenses	-	-	14,400	-	14,400
Common shares returned and cancelled for cash ($0.005 per share) – April 2007	(1,000,000)	(100)	(4,900)	-	(5,000)
Common shares issued for cash ($0.01 per share) – May 2007	1,000,000	100	4,900	-	5,000
Net loss for the year	-	-	-	(65,411)	(65,411)

Balance as of February 29, 2008	20,006,000	2,001	79,429	(137,538)	(56,108)
Contributions to capital by related parties – expenses	-	-	14,400	-	14,400
Contributions to capital by related parties – loan forgiveness	-	-	38,950	-	38,950
Common shares issued for cash ($0.10 per share) – November 2008	500,000	50	49,950	-	50,000
Net loss for the year	-	-	-	(53,957)	(53,957)

Balance as of February 28, 2009	20,506,000	2,051	182,729	(191,495)	(6,715)
Contributions to capital by related parties – expenses	-	-	14,399	-	14,399
Net loss for the year	-	-	-	(58,201)	(58,201)

Balance as of February 28, 2010	20,506,000	2,051	197,128	(249,696)	(50,517)
Contributions to capital by related parties – expenses	-	-	3,600	-	3,600
Common shares issued for cash ($0.20 per share) – June 2010	1,500,000	150	299,850	-	300,000
Common shares issued for cash ($0.50 per share) – July 2010	1,500,000	150	749,850	-	750,000
Common shares issued for cash ($1.00 per share) – November 2010	825,000	83	824,917	-	825,000
Common shares returned and cancelled – November 2010	(3,700,000)	(370)	370	-	-
Common shares issued for debt cancellation ($1.00 per share) – November 2010	205,000	20	204,980	-	205,000
Net loss for the year	-	-	-	(1,049,087)	(1,049,087)

Balance as of February 28, 2011	20,836,000	2,084	2,280,695	(1,298,783)	983,996

Stock based compensation	–	–	115,492	–	115,492
Net loss for the period	-	-	-	(768,164)	(768,164)

Balance as of August 31, 2011	20,836,000	$2,084	$2,396,187	$(2,066,947)	$331,324

The accompanying notes are an integral part of these financial statements.

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Statements of Cash Flows

	For the period
	from the date	For the six	For the six
	of inception on	month period	month period
	March 18, 2005	ended	ended
	to August 31, 2011	August 31, 2011	August 31, 2010

Cash flows from operating activities
Net loss for the period	$(2,066,947)	$(768,164)	$(360,090)
Adjustments to reconcile loss to net cash used in operating activities
Amortization expense	95,639	44,141	7,357
Contributions to capital by related parties – expenses	58,799	-	3,600
Contributions to capital by related party – forgiveness of debt	38,950	-	-
Common shares issued for services	30	-	-
Write down of mineral property acquisition costs	5,000	-	-
Stock based compensation	115,492	115,492	-
Changes in operating assets and liabilities; net of effects from acquisition of Granisol product line and mineral property interest
(Increase) decrease in accounts receivable	(30,625)	24,455	(3,111)
Decrease in inventories	16,764	7,259	-
Increase in prepaids and deposits	(14,803)	(9,851)	-
Increase (decrease) in accounts payable and
accrued liabilities	305,146	(14,279)	178,193

Cash used in operating activities	(1,476,555)	(600,947)	(174,051)

Cash flows from investing activities
Acquisition of mineral property interest	(10,000)	-	-
Acquisition of Granisol product line	(1,000,000)	-	(1,000,000)

Cash used in investing activities	(1,010,000)	-	(1,000,000)

Cash flows from financing activities
Proceeds from issuance of promissory notes	705,000	250,000	200,000
Common shares returned to treasury	(5,000)	-	-
Proceeds from issuance of common stock	1,985,000	-	1,050,000

Cash provided by financing activities	2,685,000	250,000	1,250,000

Increase (decrease) in cash and cash equivalents	198,445	(350,947)	75,949

Cash and cash equivalents, beginning of period	-	549,392	6,760

Cash and cash equivalents, end of period	$198,445	$198,445	$82,709

The accompanying notes are an integral part of these financial statements.

1.	Basis of Presentation

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and six month periods and for the period from the date of inception have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms "Company", "we", "us" or "our" mean PediatRx Inc..

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended February 28, 2011.

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

On June 17, 2010, the Company entered into a letter of intent with Cypress Pharmaceutical, Inc. (“Cypress”) to acquire all of the assets associated with Granisol® (granisetron HC1) oral solution (“Granisol”). First approved in 2008, Granisol is an oral, liquid granisetron solution, formerly distributed by Hawthorn Pharmaceuticals, a subsidiary of Cypress. The Food and Drug Administration has approved Granisol’s use in cancer care to treat nausea and vomiting associated with cancer therapy. On June 18, 2010, the Company incorporated PediatRx Inc., the Company’s wholly-owned subsidiary under the laws of the state of Nevada. On July 23, 2010, PediatRx Inc. concluded a definitive agreement to acquire Granisol from Cypress and the Company turned its focus to the pharmaceutical industry and terminated its interest in oil and natural gas exploration. Effective December 28, 2010, the Company merged with its subsidiary (PediatRx Inc.) and changed its name to PediatRx Inc.

PediatRx intends to acquire or license the rights to produce and/or market FDA approved branded pharmaceuticals and is hoping to add value by more effectively marketing these products to healthcare professionals and other key constituents. In addition, PediatRx expects to reformulate existing pharmaceutical products into more patient and pediatric-friendly offerings using an approach that leverages existing safety data to ‘fast track’ regulatory approval. PediatRx also plans to expand the application of its core products to additional therapeutic areas and seek partnerships outside of the United States.

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

The Company has a loss of $768,164 for the six month period ended August 31, 2011 (August 31, 2010 – $360,090, cumulative – $2,066,947) and a working capital deficit at August 31, 2011 of $456,849 (February 28, 2011 – working capital of $151,682). The Company's financial statements as of August 31, 2011 and for the six month period ended August 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. As of August 31, 2011, the Company's assets consisted of cash and cash equivalents of $198,445 and accounts receivable from product sales, net of sales allowances, of $30,625. Management believes that the Company's capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending February 28, 2012. The Company believes however, that it will be able to raise capital through additional debt and/or equity financings and that such financings, combined with increasing product sales, as well as potential additional product transactions will allow the Company to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of August 31, 2011, the Company was in the process of transitioning to its new operating business and expects to incur operating losses for the next twelve months as it builds out its infrastructure and establishes its full distribution and promotional activities for Granisol.

3.	The Granisol Acquisition

On July 23, 2010 (the “Closing Date”), the Granisol product line was acquired by the Company’s wholly owned subsidiary PedatrRx Inc. for cash consideration totaling $1 million. All inventories and intangibles associated with the Granisol product line were included in the purchase. Operations of the Granisol product line are included in the Company’s statement of operations since the Closing Date.

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

Prior to the Closing Date, a purchase order was placed with Therapex for one lot of Granisol to be delivered subsequent to the closing date. Such inventory to be delivered is an integral part of the acquisition and the seller has been paid by PediatRx as part of the $1 million cash consideration. The Company assigned $117,180 to inventory receivable on the balance sheet as of the Closing Date, with the remaining purchase price allocated to the product rights and know-how associated with the Abbreviated New Drug Application (ANDA), the Granisol trademark, and the manufacturing and supply agreement with Therapex. The related inventory was received in October 2010. The Company is amortizing the product rights and know-how over the estimated useful life of ten years on a straight line basis, beginning with August 2010.

The purchase price for the Granisol product line was allocated in accordance with the acquisition method of accounting. The acquisition method of accounting is based on ASC 805, Business Combinations, and uses the fair value concepts defined in ASC 820, Fair Value Measurements and Disclosures.

The following unaudited pro forma information was prepared assuming that the acquisitions of Granisol had taken place at the beginning of fiscal 2010. In preparing the pro forma financial information, various assumptions were made. Therefore, the Company does not imply that the future results will be indicative of the following pro forma information:

Six Months
Ended
August 31, 2010

Net sales	$76,951
Net loss	(383,919)
Net loss per share - basic and diluted	(0.016)

4.	Promissory Notes

	August 31, 2011	February 28, 2011

Issued on June 15, 2009, this unsecured promissory note, bearing interest at five percent (5%) per annum on the principal balance of $50,000, was originally due on June 15, 2011. Effective May 18, 2011 this promissory note was amended whereby the maturity date of the note was extended until June 15, 2012. The principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 5% per annum commencing on the date of the promissory note and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty.

	$50,000	$50,000

Issued on July 26, 2010, this unsecured promissory note, bearing interest at five percent (5%) per annum on the principal balance of $200,000, was originally due on July 26, 2011. Effective May 23, 2011 this promissory note was amended whereby the maturity date of the note was extended until July 26, 2012. The principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 5% per annum commencing on the date of the promissory note and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty with a minimum of six months interest due if repaid prior to the six month anniversary.

	200,000	200,000

Issued on May 6, 2011 this unsecured promissory note, bearing interest at five percent (5%) per annum on the principal balance of $250,000, is due on May 6, 2012. The principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 5% per annum commencing on the date of the promissory note and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty with a minimum of six months interest due if repaid prior to the six month anniversary.

	250,000	-
Total Promissory Notes	$500,000	$250,000

5.	Related Party Transactions

During the six month period ended August 31, 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $3,000 (August 31, 2011 – none, cumulative - $48,000) and for rent in the amount of $600 (August 31, 2011 – none, cumulative - $10,799).

Effective May 28, 2010, the Company entered into a consulting agreement with Dr. Cameron Durrant, a shareholder of the Company who later became the President and a Director of the Company, to assist management in the identification of opportunities available to the Company in the healthcare industry and to recommend terms of potential acquisitions. Under the agreement, the Company was to compensate Dr. Durrant on a time-spent basis at the rate of $1,000 per day, plus reimbursement of reasonable associated expenses. Dr. Durrant's agreement with the Company dated May 28, 2010 was terminated in lieu of the September 24, 2010 agreement discussed below.

On September 24, 2010, with retroactive effect to July 1, 2010, the Company entered into a second consulting agreement with Dr. Durrant. Pursuant to this consulting agreement, Dr. Durrant agreed to perform such duties as are regularly and customarily performed by the Chief Executive Officer of a corporation. The term of the consulting agreement is one year from July 1, 2010, unless both parties agree to extend. On September 29, 2011, both parties agreed to an extension of this agreement, with minor modification, effective from July 1, 2011.

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

During the six month period ended August 31, 2011, the Company incurred consulting fees of $125,000 (August 31, 2010 – $53,667, cumulative – $291,667) in connection with Dr. Durrant’s consulting agreements. The Company has recorded a payable to Dr. Durrant of $86,920 and $105,750 related to consulting fees as of August 31 and February 28, 2011, respectively. Also during the six month period ended August 31, 2011, the Company incurred $0 related to expenses paid by him associated to the establishment of PediatRx (August 31, 2010 – $85,051, cumulative – $85,051). As of August 31, 2011, the Company has recorded a payable to Dr. Durrant of $51,342 related to such business establishment expenses that are unpaid as of that date.

On September 14, 2010, with retroactive effect to July 1, 2010, the Company entered into an employment agreement with Mr. David Tousley, Chief Financial Officer, Treasurer, Secretary and a Director of the Company. Pursuant to the employment agreement, Mr. Tousley agreed to perform such duties as are regularly and customarily performed by the Chief Financial Officer of a corporation. Mr. Tousley is also eligible to receive an annual bonus and an annual stock option award at the end of each year at the discretion of the board of directors of PediatRx. The term of the employment agreement is two years from July 1, 2010, unless both parties agree to extend.

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

6.

Stock Options

Effective February 18, 2011, the Board of Directors adopted and approved the 2011 stock option plan. The purpose of the 2011 stock option plan is to enhance the long-term stockholder value of the Company by offering opportunities to directors, key employees, officers, independent contractors and consultants of the Company to acquire and maintain stock ownership in the Company in order to give these persons the opportunity to participate in the Company’s growth and success, and to encourage them to remain in the service of the Company. A total of 2,000,000 shares of the Company’s common stock are available for issuance during the 12 month period after the first anniversary of the adoption of the 2011 stock option plan by the Board of Directors. During each 12 month period thereafter, the Board of Directors is authorized to increase the number of shares issuable by up to 500,000 shares.

A summary of the status of the Company’s outstanding stock option activity for the six months ended August 31, 2011 is as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Balance, February 28,2011	-	-
Granted	1,152,500	$1.13
Balance, August 31, 2011	1,152,500	$1.13

At August 31, 2011, the following stock options were outstanding:

Number of Options					Average
				Aggregate	Remaining
	Number	Exercise		Intrinsic	contractual
Total	Vested	Price	Expiry Date	Value	life (yrs)

1,110,000	92,500	$1.14	March 4, 2016	$-	4.51
42,500	4,165	$1.00	July 25, 2016	-	4.90

1,152,500	96,665			$-

The original contractual life of all options issued is five years. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at August 31, 2011. The total grant date stock-based compensation expense for stock options issued during the six months ended August 31, 2011 and 2010 was $115,492 and $0, respectively. As of August 31, 2011 unrecognized compensation costs of approximately $580,734 related to non-vested stock option awards granted after March 1, 2011 will be recognized on a straight line basis over the remaining vesting period for each award. The weighted average fair value of the stock options granted during the six months ended August 31, 2011 is $0.60.

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted during the periods:

	August 31,	August 31,
	2011	2010
Risk-free interest rate	2.15%	NA
Expected life of options	3.5 years	NA
Annualized volatility	77.0%	NA
Dividend rate	0%	NA

The volatility was determined based on an index of volatility from comparable companies. The expected term of the options granted to employees is derived from the simplified method as prescribed by SEC Staff Accounting Bulletin Topic 14, “Share-Based Payments” (“Topic 14”), given that the Company has no historical experience with the exercise of options for which to base an estimate of the expected term of options granted. Under the simplified method, the Company determined the expected life of the options based on an average of the graded vesting period and original contractual term. The Company anticipates it will discontinue the use of the simplified method of Topic 14 once sufficient historical option exercise behavior becomes apparent.

7.	Income Taxes

The Company has losses to carry forward for income tax purposes as of August 31, 2011. There are no current or deferred tax expenses for the period ended August 31, 2011 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry- forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

A reconciliation between the income tax expense recognized in the Company’s statements of operations and the income tax expense (benefit) computed by applying the domestic federal statutory income tax rate to the net loss for the six month periods ended August 31, 2011 and 2010 is as follows:

	Six Months Ended August 31,
	2011	2010

Income tax benefit at federal statutory rate (34%)	$(261,176)	$(122,431)
State income tax benefit	(38,816)	(21,176)
Change in valuation allowance	260,725	142,383
Other	39,267	1,224
Total income tax expense	$-	$-

The composition of the Company’s deferred tax assets as of August 31, 2011 and February 28, 2011 is as follows:

	As of	As of
	August 31,	February 28,
	2011	2011
Net operating loss carry-forward	$613,000	$398,000
Other	17,000	10,000
Less: Valuation allowance	(630,000)	(408,000)
Net deferred tax asset	$-	$-

As of August 31, 2011, the Company’s unused net operating loss carry forward of approximately $1,804,000 is available to offset future taxable income. The potential income tax benefit of these losses has been offset by a full valuation allowance. This unused net operating loss carry-forward balance expires at various dates from 2026 to 2031.

8.	Subsequent Events

The following events occurred after the six month period ended August 31, 2011:

i)

On September 12, 2011 the Company entered into a co-promotion with Bi-Coastal Pharmaceutical Corp. Pursuant to the co-promotion agreement, Bi-Coastal granted to the Company the non-exclusive right to promote Aquoral within the United States of America. The Company is required to include Aquoral in no less than 85% of its sales calls. In return for its product promotional efforts, the Company will receive compensation for each unit sold. The agreement with Bi-Coastal is for an initial term of two years and will automatically renew for one year terms unless either party provides notice of non-renewal at least six months prior to the expiration of the then-current term. The agreement is terminable at any time, by either party, upon six months prior written notice to the other party and is also terminable for cause.

ii)

Effective September 15, 2011, the Company appointed Paul J. Richardson to its board of directors. The Company’s board of directors now consists of Dr. Durrant, Mr. Tousley, Mr. Carusone and Mr. Richardson.

iii)

On September 15, 2011, the Company granted 50,000 stock options to Paul J. Richardson, a director of the Company. The stock options are exercisable at the exercise price of $1.00 per share through September 15, 2016, and vest over one year on a quarterly basis beginning December 15, 2011.

iv)	On September 29, 2011, with retroactive effect to July 1, 2011, the Company renewed its consulting agreement with Dr. Durrant for a renewed term of two years from July 1, 2011.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This report contains forward-looking statements. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements include, without limitation, statements regarding our future products, statements regarding our anticipated future regulatory submissions and statements regarding our anticipated future cash position.

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

Corporate Overview

We are a development stage enterprise, as defined in ASC Topic 915, "Development Stage Entities". We are devoting substantially all of our present efforts to the marketing of Granisol and Aquoral and are seeking to secure the rights to other pharmaceutical products through acquisition, licensing and reformulation. Our company was incorporated under the laws of Nevada on March 18, 2005 under the name “Striker Energy Corp.” From inception until the summer of 2008, we were engaged in the mineral exploration business. During the summer of 2008, we abandoned our mineral exploration properties and made the transition to oil and gas. On July 23, 2010, our wholly owned subsidiary, PediatRx Inc., completed the acquisition of Granisol® (granisetron HC1) oral solution ("Granisol") from Cypress Pharmaceutical, Inc. and we abandoned our interest in the oil and gas business in favor of the pharmaceutical industry. Effective December 28, 2010, we changed our name from “Striker Energy Corp.” to “PediatRx Inc.” to better reflect our new business. We effected this name change by a merger with our wholly-owned subsidiary, PediatRx Inc., a Nevada corporation.

Our Business

On June 17, 2010, we entered into a letter of intent with Cypress Pharmaceutical to acquire all of the assets associated with Granisol. First approved in 2008, Granisol is an oral, liquid granisetron solution, formerly distributed by Hawthorn Pharmaceuticals, a wholly-owned subsidiary of Cypress Pharmaceutical. The Food and Drug Administration has approved Granisol's use in cancer care to prevent nausea and vomiting associated with cancer therapy. On June 18, 2010 we incorporated PediatRx Inc. under the laws of the state of Nevada. On July 23, 2010, PediatRx Inc., our wholly owned subsidiary, acquired Granisol from Cypress Pharmacutical and we turned our focus to the pharmaceutical industry and terminated our interest in oil and natural gas exploration. Effective December 28, 2010, we changed our name from “Striker Energy Corp.” to “PediatRx Inc.” to better reflect our new business. We effected this name change by a merger with our wholly-owned subsidiary, PediatRx Inc.

Granisol is our first acquisition. We intend to be the sole distributor of Granisol and to focus our marketing efforts on specialists in the field of pediatric oncology and supportive care. We do not manufacture our products, nor do we intend to in the future. We contract manufacturing to Therapex, a division of E-Z-EM Canada Inc., a subsidiary of E-Z-EM, Inc., the entity that manufactured Granisol for Cypress Pharmaceutical.

On September 12, 2011 we entered into a co-promotion agreement with Bi-Coastal Pharmaceutical Corp. (“Bi-Coastal”) Pursuant to the co-promotion agreement, Bi-Coastal granted us the non-exclusive right to promote Aquoral within the United States of America. Aquoral, another oncology supportive care product, is an FDA-cleared treatement for xerostomia (the medical term for dry mouth due to a lack of saliva). Xerostomia is especially prevalent in patients undergoing various treatments for cancer and those with Sjogren’s syndrome. We are required to include Aquoral in no less than 85% of its sales calls. In return for our promotional efforts, we will receive compensation for each unit sold. The agreement with Bi-Coastal is for an initial term of two years and will automatically renew for one year terms unless either party provides notice of non-renewal at least six months prior to the expiration of the then-current term. The agreement is terminable at any time, by either party, upon six months prior written notice to the other party and is also terminable for cause.

We intend to develop our business by acquiring rights to, and/or substantially all of the assets associated with, drugs already approved for use by the United States Food and Drug Administration in oncology, supportive care, select adult and pediatric hospital specialties and other relevant medical specialties and to become the sole distributor of such products in the United States.

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

Liquidity and Capital Resources

Our financial condition for the six month periods ended August 31, 2011 and 2010 and as of August 31, 2011 and February 28, 2011 for the respective items are summarized below.

We have incurred recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders or the securing of additional debt financing, and our ability to achieve and maintain profitable operations. There can be no assurance that we will be able to acquire such additional financing on acceptable terms or at all. We currently have no agreements for such additional financing in place.

Working Capital (Deficit)

	August 31,	February 28,
	2011	2011
Current assets	$343,297	$716,107
Current liabilities	800,146	564,425
Working capital (deficit) surplus	$(456,849)	$151,682

From February 28, 2011 to August 31, 2011, our working capital decreased by $608,531, due largely to the cost of promoting Granisol and related infrastructure. While we completed the placement of an unsecured promissory note of $250,000 during the period, this increase in working capital was offset by cash used in operations during the six month period ended August 31, 2011 of $600,947. In addition, our current liabilities increased by $235,721 due primarily to the term to maturity of an unsecured promissory note of $250,000 becoming less than one year.

Cash Flows

	Six Months Ended
	August 31,
	2011	2010
Cash used in operating activities	$(600,947)	$(174,051)

Cash used in investing activities	-	(1,000,000)

Cash provided by financing activities	250,000	1,250,000

Net increase (decrease) in cash	$(350,947)	$75,949

Cash Used in Operating Activities
Our cash used in operating activities for the six months ended August 31, 2011 compared to our cash used in operating activities for the six months ended August 31, 2010 increased by $426,896, primarily due to the cost of launching and promoting Granisol, compared to very minor infrastructure costs during the same period in 2010.

Cash Provided by Financing Activities
Our cash provided by financing activities for the six months ended August 31, 2011 decreased by $1,000,000 compared to our cash provided by financing activities for the six months ended August 31, 2010. This decrease was due to financing activities consisting of the issuance during the six month period ended August 31, 2011 of a $250,000, 5% unsecured promissory note due on May 6, 2012 in contrast to equity and debt financings totaling $1,250,000, which we completed during the same period in 2010.

Cash Used in Investing Activities
There was no cash used in investing activities for the six months ended August 31, 2011 while $1,000,000 was used for the acquisition of Granisol during the same period in 2010.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the six month period ended August 31, 2011.

Revenues

We recognized $133,326 in net product revenue during the three month period ended August 31, 2011 and $3,111 during the three month period ended August 31, 2010 as a result of the Granisol acquisition and product launch. During the three month period ended August 31, 2011 we recorded revenue for the full three months, while for the same period in 2010 we recorded revenue for only one month.

We recognized $236,346 in net product revenue during the six month period ended August 31, 2011 and $3,111 during the six month period ended August 31, 2010 as a result of the Granisol acquisition and product launch. During the six month period ended August 31, 2011 we recorded revenue for the full six months, while for the same period in 2010 we recorded revenue for only one month.

We recognized no revenue prior to 2010.

Cost of Goods Sold

We recognized $44,631 in cost of goods sold during the three month period ended August 31, 2011, and $1,030 during the three month period ended August 31, 2010, as a result of the Granisol acquisition and product launch.

We recognized $61,363 in cost of goods sold during the six month period ended August 31, 2011, and $1,030 during the six month period ended August 31, 2010, as a result of the Granisol acquisition and product launch.

Our cost of goods sold consists primarily of our third-party manufacturing costs, third-party inventory management and distribution costs, wholesaler fee for services costs and freight-in on inventory purchases.

We recognized no cost of goods sold prior to 2010.

Expenses

The table below shows our expenses for the three and six month periods ended August 31, 2011 and 2010.

	Three Months Ended August		Six Months Ended August
	31		31
Expense	2011	2010	2011	2010
Employee expenses	95,034	-	192,214	-
Stock based compensation	58,142	-	115,492	-
Consulting fees	67,874	193,730	133,964	193,730
Marketing expense	82,897	20,702	252,117	20,702
Travel expense	16,822	4,950	28,754	4,950
Interest expense	2,978	6,038	12,374	6,663
Legal and accounting fees	21,851	62,852	65,909	73,098
Insurance expense	12,371	24,567	17,983	24,567
Regulatory expense	7,775	13,781	37,629	13,781
Rent	1,538	-	3,130	600
General and administrative expense	16,294	11,680	39,440	16,723
Amortization expense	22,071	7,357	44,141	7,357
Total Expenses	$405,647	$345,657	$943,147	$362,171

Our expenses increased by approximately $59,990 from 345,657 for the three months ended August 31, 2010 to 405,647 for the three months ended August 31, 2011. This increase was primarily due to an increases of approximately $101,387 in employee, consulting, stock based compensation, marketing and travel expenses from a total of $219,382 for the three month period ended August 31, 2010 to $320,769 for the three month period ended August 31, 2011. This increase is associated with sales and marketing promotion and the establishment of infrastructure to support Granisol for a full three months, while expenses for the three month period ended August 31, 2010 represented only approximately one and one half months of expense subsequent to the acquisition of Granisol. Additionally, there was also a transition from consulting to employment during the three month period ended August 31, 2011. Amortization expense also increased by $14,714, from $7,357 for the for the three month period ended August 31, 2010 compared to $22,071 for the three month period ended August 31, 2011 due to the amortization of product rights for three full months during the three month period ended August 31, 2011 compared to only one month during the three month period ended August 31, 2010. This increase in expenses was largely offset by a decrease of $62,263 in interest, legal and accounting, insurance and regulatory expenses from a total of $107,238 for the three month period ended August 31, 2010 to $44,975 for the three month period ended August 31, 2011 due to significant upfront costs during the three month period ended August 31, 2010, associated with the acquisition and regulatory establishment of Granisol.

Our expenses increased by approximately $580,976 from $362,171 for the six month period ended August 31, 2010 to $943,147 for the six month period ended August 31, 2011. This increase was primarily due to an increases of approximately $503,159 in employee, consulting, stock based compensation, marketing and travel expenses from a total of $219,382 for the six month period ended August 31, 2010 to $722,541 for the six month period ended August 31, 2011. This increase is associated with sales and marketing promotion and the establishment of infrastructure to support Granisol for a full six months, while expenses for the six month period ended August 31, 2010 represented only approximately one and one half months of expense subsequent to the acquisition of Granisol. Additionally, there was also a transition from consulting to employment during the six month period ended August 31, 2011. Amortization expense also increased by $36,784, from $7,357 for the for the six month period ended August 31, 2010 compared to $44,141 for the six month period ended August 31, 2011 due to the amortization of product rights for six full months during the six month period ended August 31, 2011 compared to only one month during the six month period ended August 31, 2010. Interest, legal and accounting, insurance and regulatory expenses also increased by $15,786 from a total of $118,109 for the six month period ended August 31, 2010 to $133,895 for the six month period ended August 31, 2011 due to the fact that the six month period ended August 31 2011 contains six months of expense, while the six month period ended August 31, 2010 contains only approximately one and one half months of expenses, plus upfront costs associated with the acquisition and regulatory establishment of Granisol.

Cash Requirements

Our primary objectives for the next twelve months are to complete the systems, processes and infrastructure within our company required to support Granisol promotion and to continue to look at opportunities within the pharmaceutical markets to acquire or license and/or reformulate other pharmaceutical products.

Pursuant to the terms of the co-promotion agreement with Bi-Coastal we are responsible for the travel and entertainment expenses incurred by our sales representatives. Bi-Coastal is responsible for all costs of marketing materials and the cost of goods for the product. While we do not expect these expenses to be significant, we do anticipate increased costs and we will be dependent on the revenue from this co-promotion arrangement to insure that we do not incur a loss from these co-promotion activities.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Bank charges and interest	$5,000
Filing fees	10,000
Investor relations	100,000
Legal and accounting fees	120,000
Licenses and permits	55,000
Marketing expense	1,100,000
Insurance expense	100,000
Personnel and consulting expense	1,200,000

Expense	Amount
Regulatory & pharmacovigilance expense	400,000
Product development expense	1,000,000
Transfer agent fees	10,000
Other general & administrative expense	100,000
Total:	$4,200,000

These expenses and working capital requirements will be offset to some degree by revenue generation from sales of Granisol. There can be no assurance that we will generate revenues significant enough to offset these expenses to some or any degree and that we will not have significant needs for other financing to support the activities of our company. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, and if sales of Granisol are insufficient to ultimately fund the operating costs of our business, we may be forced to cease the operation of our business.

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

Going Concern

Our financial statements and information for the three and six month period ended August 31, 2011, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated limited revenues to date and have incurred a net loss of approximately $768,164 during the six month period ended August 31, 2011, and approximately $2,066,947 from inception (March 18, 2005) through August 31, 2011. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have generated minimal revenue from operations since our incorporation. During the six month period ended August 31, 2011, we incurred a net loss of $768,164. From inception through August 31, 2011, we incurred an aggregate loss of $2,066,947. We anticipate that we will continue to incur operating expenses which will be offset to some degree by revenues from the sales of Granisol and revenues from the co-promotion of Aquoral. Unless we are able to grow the revenues from Granisol and Aquoral significantly, we may never reach a point where we have positive net income. If we cannot substantially increase our revenues from sales of Granisol and the co-promotion of Aquoral, we will continue to generate losses and will require additional funding to remain in business. We estimate our average monthly expenses over the next 12 months to be approximately $350,000, including product development and general and administrative expenses, but excluding any additional product acquisition costs. On August 31, 2011, we had cash and cash equivalents of approximately $198,445. In order to fund our anticipated budget for the next 12 months, excluding additional product acquisition costs, we believe that we will need to raise approximately $2 million. This amount could increase if we encounter difficulties that we cannot anticipate at this time and if we were to add further commercialization resources and/or acquire or license additional products. We have traditionally raised our operating capital from the sale of equity securities and the placement of unsecured promissory notes, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

As of August 31, 2011, we had total debt of approximately $800,146 (including accrued interest of approximately $22,764). Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

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

We are an early-stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. While we have recently acquired Granisol and more recently entered into a co-promotion agreement for Aquoral, our revenues have been minimal and, there can be no assurance that we will be successful in our efforts to increase sales. In addition, Granisol requires significant expenditure with regard to the sales and marketing effort necessary to support sales growth. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

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

The success of our present and future operations will depend, to a significant extent, upon the experience, abilities and continued services of key personnel. We cannot assure you that we will be able to attract and retain key personnel. Employment agreements with our senior executives do not guarantee that our senior executive officers will remain employed by us for a significant period of time, or at all. We do not carry key-employee life insurance on any of our officers.

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

The pharmaceutical industry has an intensely competitive environment that will require an on-going, extensive search for technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of products to healthcare professionals in private practice, group practices and MCOs. We are smaller than all of our competitors. Most of our competitors have been in business for a longer period of time than us, have a greater number of products on the market and have greater financial and other resources than we do. Furthermore, recent trends in this industry are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a profitable share of those markets. It is possible that developments by our competitors will make any products or technologies that we acquire non- competitive or obsolete.

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

10.12	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on July 29, 2010)
10.13	Form of Promissory Note dated July 26, 2010 (attached as an exhibit to our current report on Form 8-K filed on July 29, 2010)
10.14	Employment Agreement effective July 1, 2010 with David L. Tousley (attached as an exhibit to our current report on Form 8-K filed on September 16, 2010)
10.15	Employment Agreement effective July 1, 2010 with Jorge Rodriguez (attached as an exhibit to our current report on Form 8-K filed on September 16, 2010)
10.16	Consulting Agreement effective July 1, 2010 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on September 28, 2010)
10.17	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on September 28, 2010)
10.18	Form of Promissory Note dated September 16, 2010 (attached as an exhibit to our current report on Form 8-K filed on September 28, 2010)
10.19	Termination Agreement effective July 1, 2010 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on September 28, 2010)
10.20	Management Stock Agreement made effective July 1, 2010 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on November 3, 2010)
10.21	Management Stock Agreement made effective July 1, 2010 with David Tousley (attached as an exhibit to our current report on Form 8-K filed on November 3, 2010)

No.	Description
10.22	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 3, 2010)
10.23	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on December 2, 2010)
10.24	Form of Shares for Debt Subscription Agreement (attached as an exhibit to our current report on Form 8- K filed on December 2, 2010)
10.25	Cancellation Agreement dated February 9, 2011 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on February 10, 2011)
10.26	Cancellation Agreement dated February 9, 2011 with David Tousley (attached as an exhibit to our current report on Form 8-K filed on February 10, 2011)
10.27	Lock-up Agreement dated February 9, 2011 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on February 10, 2011)
10.28	Lock-up Agreement dated February 9, 2011 with David Tousley (attached as an exhibit to our current report on Form 8-K filed on February 10, 2011)
10.29	2011 Stock Option Plan (attached as an exhibit to our current report on Form 8-K filed on February 22, 2011)
10.30	Form of Stock Option Agreement (attached as an exhibit to our current report on Form 8-K filed on March 7, 2011)
10.31	Form of Private Placement Subscription Agreement including Form of Promissory Note dated May 6, 2011 (attached as an exhibit to our current report on Form 8-K filed on May 11, 2011)
10.32	Form of Promissory Note Amendment dated May 18, 2011 (attached as an exhibit to our current report on Form 8-K filed on May 18, 2011)
10.33	Form of Promissory Note Amendment dated May 23, 2011 (attached as an exhibit to our current report on Form 8-K filed on May 23, 2011)
10.34	Form of Stock Option Agreement (attached as an exhibit to our current report on Form 8-K filed on July 26, 2011)
10.35

Co-Promotion Agreement dated September 12, 2011 with Bi-Coastal Pharmaceutical Corp., (attached as an exhibit to our current report on Form 8-K filed on September 14, 2011) (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.36	Form of Stock Option Agreement (attached as an exhibit to our current report on Form 8-K filed on September 15, 2011
10.37	Independent Contractor Agreement effective July 1, 2011 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on September 30, 2011)
31.1*	Certification of Cameron Durrant Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification of David L. Tousley Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Cameron Durrant Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification of David L. Tousley Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRX INC.

/s/ Cameron Durrant
Cameron Durrant
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 17, 2011

/s/ David L. Tousley
David L. Tousley
Secretary, Treasurer, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: October 17, 2011