Form 10-Q
period 2011-11-30
PediatRx Inc.
filed 2012-01-17
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011 or

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

Yes [   ] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 20,836,000 shares of common stock are issued and outstanding as of January 13, 2012.

- iii -

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)

Financial Statements
November 30, 2011

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Balance Sheets

	As of	As of
	November 30,	February 28,
	2011	2011
	(Unaudited)	(Audited)

Assets

Current assets
Cash and cash equivalents	$88,676	$549,392
Accounts receivable, net of reserves	56,100	55,080
Inventories	96,641	107,675
Prepaid expenses	21,190	3,960

Total current assets	262,607	716,107
Intangible assets, net of accumulated amortization	765,111	831,322
Security deposits	992	992

Total assets	$1,028,710	$1,548,421

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$416,147	$314,425
Promissory notes	500,000	250,000
Total liabilities	916,147	564,425
Stockholders’ equity

Capital stock
Authorized
150,000,000 common shares, par value $0.0001
Issued and outstanding
November 30, 2011 – 20,836,000 common shares
February 28, 2011 – 20,836,000 common shares	2,084	2,084
Additional paid-in capital	2,454,211	2,280,695
Deficit accumulated during the development stage	(2,343,732)	(1,298,783)
Total stockholders' equity	112,563	983,996
Total liabilities and stockholders' equity	$1,028,710	$1,548,421

The accompanying notes are an integral part of these financial statements.

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Statements of Operations

	For the period
	from the date	For the three	For the three	For the nine	For the nine
	of inception on	month period	month period	month period	month period
	March 18, 2005	ended	ended	ended	ended
	to November 30, 2011	November 30, 2011	November 30, 2010	November 30, 2011	November 30, 2010

Net revenues	$628,869	$125,715	$145,709	$362,061	$148,820

Cost of Goods Sold	179,781	32,855	48,598	94,218	49,628

Gross Margin	449,088	92,860	97,111	267,843	99,192

Expenses
Employee expenses	443,003	91,711	62,929	283,925	62,929
Stock based compensation	173,516	58,024	18,600	173,516	18,600
Consulting fees	592,402	67,655	89,167	201,619	282,897
Marketing expense	560,918	53,877	77,865	305,994	98,567
Travel expense	55,821	3,468	5,171	32,222	10,121
Interest expense	34,753	3,972	7,670	16,346	14,333
Legal and accounting fees	352,856	29,025	28,200	94,934	101,298
Mineral property expenditures	15,124	-	-	-	-
Insurance expense	96,581	17,708	19,488	35,691	44,055
Regulatory expense	102,229	6,685	19,521	44,314	33,302
Rent	18,789	1,663	991	4,793	1,591
General and administrative expense	224,119	13,787	46,679	53,227	63,402
Amortization expense	117,709	22,070	22,071	66,211	29,428
Write down of mineral property acquisition costs	5,000	-	-	-	-

Total Expenses	2,792,820	369,645	398,352	1,312,792	760,523

Net loss for the period	$(2,343,732)	$(276,785)	$(301,241)	$(1,044,949)	$(661,331)

Basic and diluted loss per common share		$(0.013)	$(0.013)	$(0.050)	$(0.030)

Weighted average number of common shares used in per share calculations		20,836,000	22,508,500	20,836,000	21,934,370

The accompanying notes are an integral part of these financial statements.

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)

				Deficit
				accumulated	Total
			Additional	during the	stockholders’
	Number of	Capital	paid-in	development	equity
	shares issued	stock	capital	stage	(deficit)
Balance as of March 18, 2005 (inception)	-	$-	$-	$-	$-
Restricted common shares issued for cash ($0.0005 per share) – September 2005	10,000,000	1,000	4,000	-	5,000
Contributions to capital by related parties – expenses	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance as of February 28, 2006	10,000,000	1,000	4,600	(21,237)	(15,637)
Common shares issued for cash ($0.005 per share) – May 2006	10,000,000	1,000	49,000	-	50,000
Common shares issued for services ($0.005 per share) – August 2006 and February 2007	6,000	1	29	-	30
Contributions to capital by related parties – expenses	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance as of February 28, 2007	20,006,000	2,001	65,029	(72,127)	(5,097)
Contributions to capital by related parties – expenses	-	-	14,400	-	14,400
Common shares returned and cancelled for cash ($0.005 per share) – April 2007	(1,000,000)	(100)	(4,900)	-	(5,000)
Common shares issued for cash ($0.01 per share) – May 2007	1,000,000	100	4,900	-	5,000
Net loss for the year	-	-	-	(65,411)	(65,411)

Balance as of February 29, 2008	20,006,000	2,001	79,429	(137,538)	(56,108)
Contributions to capital by related parties – expenses	-	-	14,400	-	14,400
Contributions to capital by related parties – loan forgiveness	-	-	38,950	-	38,950
Common shares issued for cash ($0.10 per share) – November 2008	500,000	50	49,950	-	50,000
Net loss for the year	-	-	-	(53,957)	(53,957)

Balance as of February 28, 2009	20,506,000	2,051	182,729	(191,495)	(6,715)
Contributions to capital by related parties – expenses		-	14,399	-	14,399
Net loss for the year	-	-	-	(58,201)	(58,201)

Balance as of February 28, 2010	20,506,000	2,051	197,128	(249,696)	(50,517)
Contributions to capital by related parties – expenses	-	-	3,600	-	3,600
Common shares issued for cash ($0.20 per share) – June 2010	1,500,000	150	299,850	-	300,000
Common shares issued for cash ($0.50 per share) – July 2010	1,500,000	150	749,850	-	750,000
Common shares issued for cash ($1.00 per share) – November 2010	825,000	83	824,917	-	825,000
Common shares returned and cancelled – November 2010	(3,700,000)	(370)	370	-	-
Common shares issued for debt cancellation ($1.00 per share) – November 2010	205,000	20	204,980	-	205,000
Net loss for the year	-	-	-	(1,049,087)	(1,049,087)

Balance as of February 28, 2011	20,836,000	2,084	2,280,695	(1,298,783)	983,996

Stock based compensation	-	-	173,516	-	173,516
Net loss for the period	-	-	-	(1,044,949)	(1,044,949)

Balance as of November 30, 2011	20,836,000	$2,084	$2,454,211	$(2,343,732)	$112,563

The accompanying notes are an integral part of these financial statements.

PediatRx Inc. (formerly Striker Energy Corp.)
(A Development Stage Company)
Statements of Cash Flows

	For the period
	from the date	For the nine	For the nine
	of inception on	month period	month period
	March 18, 2005	ended	ended
	to November 30, 2011	November 30, 2011	November 30, 2010

Cash flows from operating activities
Net loss for the period	$(2,343,732)	$(1,044,949)	$(661,331)
Adjustments to reconcile loss to net cash used in operating activities
Amortization expense	117,709	66,211	29,428
Contributions to capital by related parties – expenses	58,799	-	3,600
Contributions to capital by related party – forgiveness of debt	38,950	-	-
Common shares issued for services	30	-	-
Write down of mineral property acquisition costs	5,000	-	-
Stock based compensation	173,516	173,516	18,600
Changes in operating assets and liabilities; net of effects from acquisition of Granisol product line and mineral property interest
Increase in accounts receivable	(56,100)	(1,020)	(23,855)
Decrease (increase) in inventories	20,539	11,034	(111,386)
Increase in prepaids and deposits	(22,182)	(17,230)	(4,991)
Increase in accounts payable and accrued liabilities	421,147	101,722	250,103

Cash used in operating activities	(1,586,324)	(710,716)	(499,832)

Cash flows from investing activities
Acquisition of mineral property interest	(10,000)	-	-
Acquisition of Granisol product line	(1,000,000)	-	(1,000,000)

Cash used in investing activities	(1,010,000)	-	(1,000,000)

Cash flows from financing activities
Proceeds from issuance of promissory notes	705,000	250,000	405,000
Common shares returned to treasury	(5,000)	-	-
Proceeds from issuance of common stock	1,985,000	-	1,875,000

Cash provided by financing activities	2,685,000	250,000	2,280,000

Increase (decrease) in cash and cash
equivalents	88,676	(460,716)	780,168

Cash and cash equivalents, beginning of
period	-	549,392	6,760

Cash and cash equivalents, end of period	$88,676	$88,676	$786,928

Non-cash financing activity
Issuance of common stock for payment of promissory notes	$205,000	$-	$205,000

The accompanying notes are an integral part of these financial statements.

1.	Basis of Presentation

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

Striker Energy Corp. was incorporated under the laws of the State of Nevada on March 18, 2005. The Company originally intended to engage in the acquisition and exploration of mineral properties. In 2008, the Company transitioned its business from mineral property exploration to oil and natural gas exploration.

Effective September 12, 2008, the Company completed a stock split by the issuance of two new common shares for each one outstanding common share of the Company. Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on a retroactive basis.

On June 17, 2010, the Company entered into a letter of intent with Cypress Pharmaceutical, Inc. (“Cypress”) to acquire all of the assets associated with Granisol® (granisetron HC1) oral solution (“Granisol”). First approved in 2008, Granisol is an oral, liquid granisetron solution, formerly distributed by Hawthorn Pharmaceuticals, a subsidiary of Cypress. The Food and Drug Administration has approved the use of Granisol in cancer care to treat nausea and vomiting associated with cancer therapy. On June 18, 2010, the Company incorporated PediatRx Inc., the Company’s wholly-owned subsidiary under the laws of the state of Nevada. On July 23, 2010, PediatRx Inc. concluded a definitive agreement to acquire Granisol from Cypress and the Company turned its focus to the pharmaceutical industry and terminated its interest in oil and natural gas exploration. Effective December 28, 2010, the Company merged with its subsidiary (PediatRx Inc.) and changed its name to PediatRx Inc.

On September 12, 2011 the Company entered into a co-promotion agreement with Bi-Coastal Pharmaceutical Corp. (“Bi-Coastal”). Pursuant to the co-promotion agreement, Bi-Coastal granted the Company the non-exclusive right to promote Aquoral within the United States of America. Aquoral, another oncology supportive care product, is an FDA-cleared treatment for xerostomia (the medical term for dry mouth due to a lack of saliva). Xerostomia is especially prevalent in patients undergoing various treatments for cancer and those with Sjogren’s syndrome. The Company is required to include Aquoral in no less than 85% of its sales calls. In return for the Company’s promotional efforts, it will receive compensation for each unit sold. The agreement with Bi-Coastal is for an initial term of two years and will automatically renew for one year terms unless either party provides notice of non-renewal at least six months prior to the expiration of the then-current term. The agreement is terminable at any time, by either party, upon six months prior written notice to the other party and is also terminable for cause.

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

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities. The Company is devoting substantially most of its present efforts to the initial marketing of Granisol and Aquoral and is seeking to secure rights to other pharmaceutical products through acquisition, licensing and reformulation activities.

The Company has a loss of $1,044,949 for the nine month period ended November 30, 2011 (November 30, 2010 – $661,331, cumulative – $2,343,732) and a working capital deficit at November 30, 2011 of $653,540 (February 28, 2011 – working capital of $151,682). The Company's financial statements as of November 30, 2011 and for the nine month period ended November 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. As of November 30, 2011, the Company's assets consisted of cash and cash equivalents of $88,676 and accounts receivable from product sales, net of sales allowances, of $56,100. Management believes that the Company's capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending February 28, 2012. The Company believes however, that it may be able to raise capital alone or through strategic alliances through additional debt and/or equity financings and that such financings, combined with increasing product sales, as well as potential additional product transactions may allow the Company to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of November 30, 2011, the Company was in the process of transitioning to its new operating business and expects to incur operating losses for the next twelve months as it builds out its infrastructure and establishes its full distribution and promotional activities for Granisol and Aquoral.

3.	The Granisol Acquisition

On July 23, 2010 (the “Closing Date”), the Granisol product line was acquired by the Company’s wholly owned subsidiary PediatRx Inc. for cash consideration totaling $1 million. All inventories and intangibles associated with the Granisol product line were included in the purchase. Operations of the Granisol product line are included in the Company’s statement of operations since the Closing Date.

As part of the closing and transfer of assets to PediatRx Inc. on July 23, 2010, PediatRx Inc. assumed a single product manufacturing and supply agreement with Therapex, a division of E-Z- EM Canada, Inc. to enable the manufacturing of the Granisol product line. Under the terms of the agreement, Therapex will manufacture the product in compliance with current Good Manufacturing Practice (cGMP) and oversee all quality control and packaging through to finished product to meet PediatRx's requirements for Granisol.

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

The following unaudited pro forma information was prepared assuming that the acquisitions of Granisol had taken place at the beginning of fiscal 2010. In preparing the pro forma financial information, various assumptions were made. Therefore, the Company does not imply that the future results will be indicative of the following pro forma information:

Nine Months
Ended
November 30, 2010
Net sales	$222,660
Net loss	(685,160)
Net loss per share - basic and diluted	(0.029)

4.	Promissory Notes

	November 30,	February 28,
	2011	2011
Issued on June 15, 2009, this unsecured promissory note, bearing interest at five percent (5%) per annum on the principal balance of $50,000, was originally due on June 15, 2011. Effective May 18, 2011 this promissory note was amended whereby the maturity date of the note was extended until June 15, 2012. The principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 5% per annum commencing on the date of the promissory note and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty.	$50,000	$50,000
Issued on July 26, 2010, this unsecured promissory note, bearing interest at five percent (5%) per annum on the principal balance of $200,000, was originally due on July 26, 2011. Effective May 23, 2011 this promissory note was amended whereby the maturity date of the note was extended until July 26, 2012. The principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 5% per annum commencing on the date of the promissory note and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty with a minimum of six months interest due if repaid prior to the six month anniversary.	200,000	200,000
Issued on May 6, 2011 this unsecured promissory note, bearing interest at five percent (5%) per annum on the principal balance of $250,000, is due on May 6, 2012. The principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 5% per annum commencing on the date of the promissory note and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty with a minimum of six months interest due if repaid prior to the six month anniversary.	250,000	-
Total Promissory Notes	$500,000	$250,000

5.	Related Party Transactions

During the nine month period ended November 30, 2010, an officer and director of the Company made contributions to capital for management fees in the amount of $3,000 (November 30, 2011 – none, cumulative - $48,000) and for rent in the amount of $600 (November 30, 2011 – none, cumulative - $10,799).

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

During the nine month period ended November 30, 2011, the Company incurred consulting fees of $187,500 (November 30, 2010 – $116,167, cumulative – $366,167) in connection with Dr. Durrant’s consulting agreements. The Company has recorded a payable to Dr. Durrant of $149,420 and $75,423 related to consulting fees as of November 30, 2011 and February 28, 2011, respectively. As of November 30, 2011, the Company has recorded a payable to Dr. Durrant of $51,342 related to such business establishment expenses that are unpaid as of that date.

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

Effective February 18, 2011, the Board of Directors adopted and approved the 2011 stock option plan. The purpose of the 2011 stock option plan is to enhance the long-term stockholder value of the Company by offering opportunities to directors, key employees, officers, independent contractors and consultants of the Company to acquire and maintain stock ownership in the Company in order to give these persons the opportunity to participate in the Company’s growth and success, and to encourage them to remain in the service of the Company. A total of 2,000,000 shares of the Company’s common stock are available for issuance during the 12-month period after the first anniversary of the adoption of the 2011 stock option plan by the Board of Directors. During each 12-month period thereafter, the Board of Directors is authorized to increase the number of shares issuable by up to 500,000 shares.

A summary of the status of the Company’s outstanding stock option activity for the nine months ended November 30, 2011 is as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Balance, March 1, 2011	-	-
Granted	1,152,500	$1.13
Balance, November 30, 2011	1,152,500	$1.13

At November 30, 2011, the following stock options were outstanding:

Number of Options					Average
				Aggregate	Remaining
	Number	Exercise		Intrinsic	contractual
Total	Vested	Price	Expiry Date	Value	life (yrs)
1,110,000	185,000	$1.14	March 4, 2016	$-	4.26
42,500	7,777	$1.00	July 25, 2016	-	4.65

1,152,500	192,777			$-

The original contractual life of all options issued is five years. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company’s stock for the options that were in-the-money at November 30, 2011. The total grant date stock-based compensation expense for options outstanding during the nine months ended November 30, 2011, and 2010 was $173,516 and $18,600, respectively. As of November 30, 2011 unrecognized compensation costs of approximately $522,709 related to non-vested stock option awards granted after March 1, 2011 will be recognized on a straight line basis over the remaining vesting period for each award. The weighted average fair value of the stock options granted during the nine months ended November 30, 2011 is $0.60.

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted during the periods:

	November 30,	November 30,
	2011	2010
Risk-free interest rate	2.15%	NA
Expected life of options	3.5 years	NA
Annualized volatility	77.0%	NA
Dividend rate	0%	NA

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

The Company has losses to carry forward for income tax purposes as of November 30, 2011. There are no current or deferred tax expenses for the period ended November 30, 2011 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

A reconciliation between the income tax expense recognized in the Company’s statements of operations and the income tax expense (benefit) computed by applying the domestic federal statutory income tax rate to the net loss for the nine month periods ended November 30, 2011 and 2010 is as follows:

	Nine Months Ended November 30,
	2011	2010

Income tax benefit at federal statutory rate (34%)	$(355,283)	$(224,853)
State income tax benefit	(50,926)	(37,673)
Change in valuation allowance	347,214	254,978
Other	58,995	7,548
Total income tax expense	$-	$-

The composition of the Company’s deferred tax assets as of November 30, 2011 and February 28, 2011 is as follows:

	As of	As of
	November 30,	February 28,
	2011	2011
Net operating loss carry-forward	$798,000	$469,000
Other	30,000	12,000
Less: Valuation allowance	(828,000)	(481,000)
Net deferred tax asset	$-	$-

As of November 30, 2011, the Company’s unused net operating loss carry forward of approximately $1,996,000 is available to offset future taxable income. The potential income tax benefit of these losses has been offset by a full valuation allowance. This unused net operating loss carry-forward balance expires at various dates from 2026 to 2031.

8.	Subsequent Events

The following events occurred after the nine month period ended November 30, 2011:

i)

Effective December 15, 2011 the Company entered into an agreement with Mr. Rodriguez, the Company’s Vice President and Chief Commercial Officer, pursuant to which the Company terminated his employment agreement and amended his stock option agreement (dated March 4, 2011) in order to terminate all unvested options effective immediately and to extend the exercise period for his 105,000 vested options to December 15, 2012. Also, pursuant to the agreement, the Company paid Mr. Rodriguez the amount of $19,500 on December 23, 2011.

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

As used in this report and unless otherwise indicated, the terms “we”, “us”, “PediatRx” and “our” refer to PediatRx Inc., a Nevada corporation. Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in the capital stock of PediatRx.

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

Our Business

On June 17, 2010, we entered into a letter of intent with Cypress Pharmaceutical to acquire all of the assets associated with Granisol. First approved in 2008, Granisol is an oral, liquid granisetron solution, formerly distributed by Hawthorn Pharmaceuticals, a wholly-owned subsidiary of Cypress Pharmaceutical. The Food and Drug Administration has approved Granisol's use in cancer care to prevent nausea and vomiting associated with cancer therapy. On June 18, 2010 we incorporated PediatRx Inc. under the laws of the state of Nevada. On July 23, 2010, PediatRx Inc., our wholly owned subsidiary, acquired Granisol from Cypress Pharmaceutical and we turned our focus to the pharmaceutical industry and terminated our interest in oil and natural gas exploration. Effective December 28, 2010, we changed our name from “Striker Energy Corp.” to “PediatRx Inc.” to better reflect our new business. We effected this name change by a merger with our wholly-owned subsidiary, PediatRx Inc.

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

On September 12, 2011 we entered into a co-promotion agreement with Bi-Coastal Pharmaceutical Corp. (“Bi-Coastal”). Pursuant to the co-promotion agreement, Bi-Coastal granted us the non-exclusive right to promote Aquoral within the United States of America. Aquoral, another oncology supportive care product, is an FDA-cleared treatment for xerostomia (the medical term for dry mouth due to a lack of saliva). Xerostomia is especially prevalent in patients undergoing various treatments for cancer and those with Sjogren’s syndrome. We are required to include Aquoral in no less than 85% of its sales calls. In return for our promotional efforts, we will receive compensation for each unit sold. The agreement with Bi-Coastal is for an initial term of two years and will automatically renew for one year terms unless either party provides notice of non-renewal at least six months prior to the expiration of the then-current term. The agreement is terminable at any time, by either party, upon six months prior written notice to the other party and is also terminable for cause.

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

Liquidity and Capital Resources

Our financial condition for the nine month periods ended November 30, 2011 and 2010 and as of November 30, 2011 and February 28, 2011 for the respective items are summarized below.

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

Working Capital (Deficit)

	November 30,	February 28,
	2011	2011
Current assets	$262,607	$716,107
Current liabilities	916,147	564,425
Working capital (deficit) surplus	$(653,540)	$151,682

From February 28, 2011 to November 30, 2011, our working capital decreased by $805,222, due largely to the cost of promoting Granisol and related infrastructure. While we completed the placement of an unsecured promissory note of $250,000 during the period, this increase in working capital was offset by cash used in operating activities during the nine month period ended November 30, 2011 of $710,716. In addition, our current liabilities increased by $351,722 due primarily to the term to maturity of an unsecured promissory note of $250,000 becoming less than one year and an increase in accruals related to the deferral of salary and consulting expenses.

Cash Flows

	Nine Months Ended
	November 30,
	2011	2010
Cash used in operating activities	$(710,716)	$(499,832)

Cash used in investing activities	-	(1,000,000)

Cash provided by financing activities	250,000	2,280,000

Net (decrease) increase in cash	$(460,716)	$780,168

Cash Used in Operating Activities

Our cash used in operating activities for the nine months ended November 30, 2011 compared to our cash used in operating activities for the nine months ended November 30, 2010 increased by $210,884, primarily due to the cost of launching and promoting Granisol, compared to very minor infrastructure costs during the same period in 2010. Infrastructure was only in place for 5 months during this period in 2010 as compared to the full nine months in the 2011 nine month period.

Cash Provided by Financing Activities

Our cash provided by financing activities for the nine months ended November 30, 2011 decreased by $2,030,000 compared to our cash provided by financing activities for the nine months ended November 30, 2010. This decrease was due to financing activities consisting of the issuance during the nine month period ended November 30, 2011 of a $250,000, 5% unsecured promissory note due on May 6, 2012 in contrast to equity and debt financings totaling $2,280,000, which we completed during the same period in 2010.

Cash Used in Investing Activities

There was no cash used in investing activities for the nine months ended November 30, 2011 while $1,000,000 was used for the acquisition of Granisol during the same period in 2010.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine month periods ended November 30, 2011 and 2010.

Revenues

We recognized $125,715 in net product revenue during the three month period ended November 30, 2011 and $145,709 during the three month period ended November 30, 2010 as a result of the Granisol acquisition and product launch. During the three month period ended November 30, 2010 we recorded revenue related to wholesaler initial stocking while during the same period in 2011 there was no similar stocking.

We recognized $362,061 in net product revenue during the nine month period ended November 30, 2011 and $148,820 during the nine month period ended November 30, 2010 as a result of the Granisol acquisition and product launch. During the nine month period ended November 30, 2011 we recorded revenue for the full nine months, while for the same period in 2010 we recorded revenue for only four months.

We recognized no revenue prior to 2010.

Cost of Goods Sold

We recognized $32,855 in cost of goods sold during the three month period ended November 30, 2011, and $48,598 during the three month period ended November 30, 2010. During the 2010 period there were initial set up costs with our distribution process which were not incurred in the same period in 2011.

We recognized $94,218 in cost of goods sold during the nine month period ended November 30, 2011, and $49,628 during the nine month period ended November 30, 2010. During the nine month period ended November 30, 2011 we recorded cost of goods sold for the full nine months, while for the same period in 2010 we recorded cost of goods sold for only four months of sales activity.

Our cost of goods sold consists primarily of our third-party manufacturing costs, third-party inventory management and distribution costs, wholesaler fee for services costs and freight-in on inventory purchases.

We recognized no cost of goods sold prior to 2010.

Expenses

The table below shows our expenses for the three and nine month periods ended November 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
Expense	2011	2010	2011	2010
Employee expenses	$91,711	$62,929	$283,925	$62,929
Stock based compensation	58,024	18,600	173,516	18,600
Consulting fees	67,655	89,167	201,619	282,897
Marketing expense	53,877	77,865	305,994	98,567
Travel expense	3,468	5,171	32,222	10,121
Interest expense	3,972	7,670	16,346	14,333
Legal and accounting fees	29,025	28,200	94,934	101,298
Insurance expense	17,708	19,488	35,691	44,055
Regulatory expense	6,685	19,521	44,314	33,302
Rent	1,663	991	4,793	1,591
General and administrative expense	13,787	46,679	53,227	63,402
Amortization expense	22,070	22,071	66,211	29,428
Total Expenses	$369,645	$398,352	$1,312,792	$760,523

Our expenses decreased by approximately $28,700 from $398,352 for the three months ended November 30, 2010 to $369,645 for the three months ended November 30, 2011. This decrease was primarily due to decreases of approximately $47,200 in consulting fees, marketing expenses and travel expenses from a total of approximately $172,200 for the three month period ended November 30, 2010 to approximately $125,000 for the three month period ended November 30, 2011. This decrease is associated with the transition from consulting to employees during the 2010 period and decreases in marketing expenses in the 2011 period compared to the 2010 period where initial start-up costs were incurred with certain marketing programs. Additionally, there were decreases of approximately $47,500 in our insurance, regulatory and general and administrative expenses from a total of approximately $85,700 for the three month period ended November 30, 2010 to $38,200 for the three month period ended November 30, 2011. These decreases are due primarily to initial set up costs incurred in the 2010 period which were not incurred in the 2011 period. These decreases in expense were offset to some degree by an increase in employee expense of approximately $28,800 from approximately $62,900 in the three month period ended November 30, 2010 to approximately $91,700 for the same period in 2011 related to the transition of two consultants to employees and an increase in stock based compensation of approximately $39,400 from approximately $18,600 for the three month period ended November 30, 2010 to approximately $58,000 for the same period in 2011 related to the issuance of stock options to two employees and other consultants.

Our expenses increased by approximately $552,300 from $760,523 for the nine month period ended November 30, 2010 to $1,312,792 for the nine month period ended November 30, 2011. This increase was primarily due to increases of approximately $616,500 in employee, stock based compensation, marketing, travel and regulatory expenses from a total of approximately $223,500 for the nine month period ended November 30, 2010 to approximately $840,000 for the nine month period ended November 30, 2011. This increase is associated with sales and marketing promotion and the establishment of infrastructure to support Granisol for a full nine months, while expenses for the nine month period ended November 30, 2010 represented only approximately four and one half months of expense subsequent to the acquisition of Granisol. Additionally, there was also a transition from consulting to employment during the nine month period ended November 30, 2011. Amortization expense also increased by approximately $36,800, from approximately $29,400 for the nine month period ended November 30, 2010 compared to approximately $66,200 for the nine month period ended November 30, 2011 due to the amortization of product rights for nine full months during the nine month period ended November 30, 2011 compared to only four months during the nine month period ended November 30, 2010. These increases in expense were partially offset by decreases of approximately $106,200 in consulting fees, legal and accounting, insurance and general and administrative expenses due primarily to the transition of two consultants to employment roles and the fact that corporate set costs related to the Granisol acquisition were incurred in the 2010 nine month period which did not occur in the nine month period ended November 30, 2011.

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

Specifically, we estimate our operating expenses, excluding non-cash charges for stock based compensation and amortization, for the next 12 months to be as follows:

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

These expenses and working capital requirements will be offset to some degree by revenue generation from sales of Granisol and revenue from the co-promotion of Aquoral. There can be no assurance that we will generate revenues significant enough to offset these expenses to some or any degree and that we will not have significant needs for other financing to support the activities of our company. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, and if sales of Granisol and Aquoral are insufficient to ultimately fund the operating costs of our business, we may be forced to cease the operation of our business.

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

Since inception we have funded our operations primarily through equity and debt financings and we expect that we will continue to fund our operations through the equity and debt financing, either alone or through strategic alliances. If we are able to raise additional financing by issuing equity securities, our existing stockholders' ownership will be diluted. Obtaining commercial or other loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Going Concern

Our financial statements and information for the three and nine month period ended November 30, 2011, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated limited revenues to date and have incurred a net loss of approximately $1,044,949 during the nine month period ended November 30, 2011, and approximately $2,343,732 from inception (March 18, 2005) through November 30, 2011. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have generated minimal revenue from operations since our incorporation. During the nine month period ended November 30, 2011, we incurred a net loss of $1,044,949. From inception through November 30, 2011, we incurred an aggregate loss of $2,343,732. We anticipate that we will continue to incur operating expenses which will be offset to some degree by revenues from the sales of Granisol and revenues from the co-promotion of Aquoral. Unless we are able to grow the revenues from Granisol and Aquoral significantly, we may never reach a point where we have positive net income. If we cannot substantially increase our revenues from sales of Granisol and the co-promotion of Aquoral, we will continue to generate losses and will require additional funding to remain in business. We estimate our average monthly expenses over the next 12 months to be approximately $350,000, including product development and general and administrative expenses, but excluding any additional product acquisition costs. On November 30, 2011, we had cash and cash equivalents of approximately $88,676. In order to fund our anticipated budget for the next 12 months, excluding additional product acquisition costs, we believe that we will need to raise approximately $2 million. This amount could increase if we encounter difficulties that we cannot anticipate at this time and if we were to add further commercialization resources and/or acquire or license additional products. We have traditionally raised our operating capital from the sale of equity securities and the placement of unsecured promissory notes, but there can be no assurance that we will continue to be able to do so. If we cannot raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

As of November 30, 2011, we had total debt of approximately $916,147 (including accrued interest of approximately $26,753). Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. [REMOVED AND RESERVED].

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibits required by Item 601 of Regulation S-K:

No.	Description
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
3.2	Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on September 15, 2008)
3.3	Articles of Merger (attached as an exhibit to our current report on Form 8-K filed on December 28, 2010)
3.4	Amended and Restated Bylaws (attached as an exhibit to our registration statement on Form 8-K filed on November 3, 2010)
10.1	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 6, 2008)
10.2	Form of Private Placement Subscription Agreement dated June 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 16, 2009)
10.3	Form of promissory note dated June 15, 2009 (attached as an exhibit to our quarterly report on Form 10- Q filed on June 16, 2009)
10.4	Consulting Agreement with Cameron Durrant dated May 28, 2010 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 28, 2010)
10.5	Letter of Intent with Cypress Pharmaceuticals Inc. (attached as an exhibit to our quarterly report on Form 10-Q filed on June 28, 2010)
10.6	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on June 17, 2010)
10.7	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on July 9, 2010)
10.8	Asset Purchase Agreement dated July 22, 2010 with Cypress Pharmaceuticals, Inc. (attached as an exhibit to our current report on Form 8-K filed on July 28, 2010) (portions of the exhibit have been omitted pursuant to a request for confidential treatment)
10.9	Assignment and Assumption of Contract dated July 22, 2010 with Cypress Pharmaceuticals, Inc. (attached as an exhibit to our current report on Form 8-K filed on July 28, 2010)
10.10	Consent to Assignment by Therapex and E-Z-EM Canada Inc. (attached as an exhibit to our current report on Form 8-K filed on July 28, 2010)
10.11	Manufacturing and Supply Agreement dated July 22 2010 between Cypress Pharmaceuticals, Inc. and Therapex, a division of E-Z-EM Canada Inc. (attached as an exhibit to our current report on Form 8-K filed on July 28, 2010) (portions of the exhibit have been omitted pursuant to a request for confidential treatment)
10.12	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on July 29, 2010)
10.13	Form of Promissory Note dated July 26, 2010 (attached as an exhibit to our current report on Form 8-K filed on July 29, 2010)
10.14	Employment Agreement effective July 1, 2010 with David L. Tousley (attached as an exhibit to our current report on Form 8-K filed on September 16, 2010)
10.15	Employment Agreement effective July 1, 2010 with Jorge Rodriguez (attached as an exhibit to our current report on Form 8-K filed on September 16, 2010)
10.16	Consulting Agreement effective July 1, 2010 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on September 28, 2010)
10.17	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on September 28, 2010)
10.18	Form of Promissory Note dated September 16, 2010 (attached as an exhibit to our current report on Form 8-K filed on September 28, 2010)
10.19	Termination Agreement effective July 1, 2010 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on September 28, 2010)
10.20	Management Stock Agreement made effective July 1, 2010 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on November 3, 2010)
10.21	Management Stock Agreement made effective July 1, 2010 with David Tousley (attached as an exhibit to our current report on Form 8-K filed on November 3, 2010)

No.	Description
10.22	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 3, 2010)
10.23	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on December 2, 2010)
10.24	Form of Shares for Debt Subscription Agreement (attached as an exhibit to our current report on Form 8- K filed on December 2, 2010)
10.25	Cancellation Agreement dated February 9, 2011 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on February 10, 2011)
10.26	Cancellation Agreement dated February 9, 2011 with David Tousley (attached as an exhibit to our current report on Form 8-K filed on February 10, 2011)
10.27	Lock-up Agreement dated February 9, 2011 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on February 10, 2011)
10.28	Lock-up Agreement dated February 9, 2011 with David Tousley (attached as an exhibit to our current report on Form 8-K filed on February 10, 2011)
10.29	2011 Stock Option Plan (attached as an exhibit to our current report on Form 8-K filed on February 22, 2011)
10.30	Form of Stock Option Agreement (attached as an exhibit to our current report on Form 8-K filed on March 7, 2011)
10.31	Form of Private Placement Subscription Agreement including Form of Promissory Note dated May 6, 2011 (attached as an exhibit to our current report on Form 8-K filed on May 11, 2011)
10.32	Form of Promissory Note Amendment dated May 18, 2011 (attached as an exhibit to our current report on Form 8-K filed on May 18, 2011)
10.33	Form of Promissory Note Amendment dated May 23, 2011 (attached as an exhibit to our current report on Form 8-K filed on May 23, 2011)
10.34	Form of Stock Option Agreement (attached as an exhibit to our current report on Form 8-K filed on July 26, 2011)
10.35	Co-Promotion Agreement dated September 12, 2011 with Bi-Coastal Pharmaceutical Corp., (attached as an exhibit to our current report on Form 8-K filed on September 14, 2011) (portions of the exhibit have been omitted pursuant to a request for confidential treatment)
10.36	Form of Stock Option Agreement (attached as an exhibit to our current report on Form 8-K filed on September 15, 2011
10.37	Independent Contractor Agreement effective July 1, 2011 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on September 30, 2011)
10.38*	Amendment to Stock Option Agreement, Waiver and Release dated December 15, 2011 with Jorge Rodriguez
31.1*	Certification of Cameron Durrant Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification of David L. Tousley Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Cameron Durrant Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification of David L. Tousley Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRX INC.

/s/ Cameron Durrant
Cameron Durrant
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: January 17, 2012

/s/ David L. Tousley
David L. Tousley
Secretary, Treasurer, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: January 17, 2012