Form 10-K
period 2012-02-29
PediatRx Inc.
filed 2012-05-18
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 29, 2012

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-52218

PEDIATRX INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2590810
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

90 Fairmount Road West, Califon, New Jersey 07830
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
Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

15,186,000 shares of common stock at a price of $0.60 per share for an aggregate market value of $9,111,600.1

1 The aggregate market value of the voting stock held by non-affiliates is computed by reference to the closing price of shares of common stock of the registrant on the OTC Bulletin Board on August 12, 2011 of $0.60 per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
20,836,000 shares of common stock are issued and outstanding as of May 18, 2012.

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

As used in this annual report and unless otherwise indicated, the terms "we", "us", "PediatRx" and "our" refer to PediatRx Inc., a Nevada corporation. Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in PediatRx's capital stock.

Corporate Overview

Our company was incorporated under the laws of Nevada on March 18, 2005 under the name "Striker Energy Corp.". From inception until the summer of 2008, we were engaged in the mineral exploration business. During the summer of 2008, we abandoned our mineral exploration properties and made the transition to oil and gas. On July 23, 2010, our wholly owned subsidiary PediatRx Inc., a Nevada corporation, completed the acquisition of Granisol® (granisetron HC1) oral solution ("Granisol") from Cypress Pharmaceutical, Inc. ("Cypress") and we abandoned our interest in the oil and gas business in favor of pursuing opportunities in the pharmaceutical industry. Effective December 28, 2010, we changed our name from "Striker Energy Corp." to "PediatRx Inc." to better reflect our new business. We effected this name change by a merger with our wholly-owned subsidiary, PediatRx Inc., a Nevada corporation.

Our Business

On June 17, 2010, we entered into a letter of intent with Cypress to acquire all of the assets associated with Granisol. First approved in 2008, Granisol is an oral, liquid granisetron solution, formerly distributed by Hawthorn Pharmaceuticals, a wholly-owned subsidiary of Cypress. The Food and Drug Administration has approved Granisol's use in cancer care to prevent nausea and vomiting associated with cancer therapy. On June 18, 2010, we caused PediatRx Inc. to be incorporated as a wholly-owned subsidiary of Striker Energy Corp. under the laws of the state of Nevada. On July 23, 2010 we, through our wholly-owned subsidiary PediatRx Inc., acquired Granisol from Cypress and we turned our focus to the pharmaceutical industry and terminated our interest in oil and natural gas exploration. Effective December 28, 2010, we changed our name from "Striker Energy Corp." to "PediatRx Inc." to better reflect our new business. We effected this name change by a merger with our wholly-owned subsidiary, PediatRx Inc.

Granisol is our first acquisition. We have been the sole distributor of Granisol and have focused our marketing efforts on specialists in the field of oncology and supportive care. We do not now, nor do we intend to manufacture our products. We contracted manufacturing to Therapex, a division of E-Z-EM Canada Inc., a subsidiary of E-Z-EM, Inc., the entity that manufactured Granisol for Cypress.

On September 12, 2011 we entered into a co-promotion agreement with Bi-Coastal Pharmaceutical Corp. ("Bi-Coastal"). Pursuant to the co-promotion agreement, Bi-Coastal granted us the non-exclusive right to promote Aquoral™ within the United States of America. Aquoral, a product which can be used in oncology supportive care, is an FDA-cleared treatment for xerostomia (the medical term for dry mouth due to a lack of saliva). Xerostomia is especially prevalent in patients undergoing various treatments for cancer and those with Sjogren's syndrome. We were required to include Aquoral in no less than 85% of our sales calls. In return for our promotional efforts, we were to receive compensation for each unit sold. The agreement with Bi-Coastal is for an initial term of two years and automatically renews for one year terms unless either party provides notice of non-renewal at least six months prior to the expiration of the then-current term. The agreement is terminable at any time, by either party, upon six months prior written notice to the other party and is also terminable for cause.

On January 26, 2012, we entered into a binding term sheet (the "Term Sheet") with Apricus Biosciences, Inc. ("Apricus") for (1) a Co-Promotion Agreement in the United States for Granisol® (the "Co-Promotion Agreement"), (2) the assignment of our Co-Promotion Agreement with Bi-Coastal for Aquoral™ to Apricus (the "Assignment Agreement and (3) a Sale Agreement for Granisol® outside of the United States (the "Asset Purchase Agreement"). Also in the Term Sheet, we entered into a non-binding arrangement (the "Arrangement") for the sale of our company to Apricus in a proposed merger transaction.

On February 21, 2012 we entered into three definitive agreements and one side letter with Apricus. The three definitive agreements consist of the Co-Promotion Agreement, the Assignment Agreement and the Asset Purchase Agreement. Pursuant to the Co-Promotion Agreement, we granted to Apricus the exclusive right to commercialize Granisol in six U.S. states and the non-exclusive right to commercialize Granisol in all other U.S. States, in addition to the right to manufacture Granisol. In addition, we have agreed that, for a period of five years from the effective date of the Co-Promotion Agreement, we will not license any co-promotion rights in the non-exclusive states to any third party. We have retained the right to commercialize Granisol in the non-exclusive states. We intend to book sales in the non-exclusive states that we generate through our own promotional efforts. Each party has agreed to cooperate with the other in respect of promotional materials and efforts on terms specified in the Co-Promotion Agreement.

The initial term of the Co-Promotion Agreement is for a period of ten years from the effective date, though it may be terminated prior to expiration under certain conditions. If the Co-Promotion Agreement is terminated by us prior to the end of the initial term, we will be required to pay to Apricus an amount based upon a varying percentage of our net operating income related to Granisol for a period subsequent to termination depending upon when the termination occurs.

Pursuant to the Assignment Agreement, we have assigned all of our rights and responsibilities under our co-promotion agreement with Bi-Coastal for Aquoral, and Apricus has assumed all rights and responsibilities under the co-promotion agreement as of the effective date. Bi-Coastal has consented to the assignment of the co-promotion agreement.

Pursuant to the Asset Purchase Agreement, we have sold to Apricus all of our rights related to Granisol in all countries and territories outside of the United States. We have also agreed that we and our officers and directors will not compete in the field of anti-emetic products in certain areas outside of the United States.

As consideration for entering into these three Agreements we received an initial payment of $325,000 from Apricus. The Co-Promotion agreement also provides for the payment to our company of a royalty that will be calculated based upon Apricus' U.S. generated net operating income related to Granisol.

The binding term sheet between our company and Apricus contemplates, in addition to the transactions reflected in the three agreements described above, a non-binding expression of interest in the merger of our company with Apricus. The non-binding portion of the term sheet contemplates that we will be acquired by Apricus in a merger in exchange for $4,000,000, to be paid in the common stock of Apricus, with $3,600,000 distributed to our shareholders immediately and $400,000 held back from shares that would be distributed to our Chief Executive Officer and Chief Financial Officer for a period of six months as an indemnity for breaches by us of our representations and warranties. Additionally, it contemplates that Apricus will assume certain debt and other liabilities of our company up to $675,000. The side letter referred to above refines the timing with respect to the parties' agreement – which is contained in the binding term sheet - that Apricus will pay to our company a 'break-up fee" (in the form of restricted stock of Apricus having a value, as of a specified date, of $1,000,000) if our two companies do not merge by June 1, 2012, (or such other date as may be mutually agreed to by the Parties) unless, prior to that date, we file for bankruptcy or the Granisol asset is materially impaired. There is no assurance that we will be able to complete the merger of our company with Apricus as contemplated above, or on terms acceptable to our company.

We are pursuing the merger with Apricus, but are also continuing to focus our promotional efforts for Granisol on healthcare professionals, payers, end-users and their caregivers.

Competition

Granisol is the only oral, liquid granisetron HCl solution currently on the market and approved by the United States Food and Drug Administration.

Research and Development Expenditures

Expenditures attributable to research and development of Granisol over the last two fiscal years totaled $96,000.

Employees

At present, we have one employee who is also an officer of the Company, serving in the capacity of Chief Financial Officer. Our Chief Executive Officer serves pursuant to a consulting agreement.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We own one registered trademark for Granisol.

Government Regulations

We have sought and received approval from the United States Food and Drug Administration for a labeling code for Granisol. The labeling code is required on packaging of pharmaceutical products distributed in healthcare facilities including hospitals. We have also applied for and received all required state distribution licenses that permit us to begin distributing Granisol under PediatRx's label.

Success in the United States pharmaceutical industry is dependent on approval by the United States Food and Drug Administration for many aspects of the business including product efficacy, product manufacturing, product distribution, and product marketing. To aid us in our efforts to achieve the highest level of compliance with United States Food and Drug Administration requirements we are utilizing experts in the field of pharmaceutical compliance.

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

We have generated minimal revenue from operations since our incorporation. During the twelve month period ended February 29, 2012, we incurred a net loss of $952,543. From inception through February 29, 2012, we incurred an aggregate loss of $2,251,326. We anticipate that we will continue to incur operating expenses which will be offset to some degree by revenues from the sales and co-promotion of Granisol. Unless we are able to grow the revenues from Granisol significantly through our own efforts and the co-promotion effort of Apricus, we may never reach a point where we have positive net income. If we cannot substantially increase our revenues from sales of Granisol, we will continue to generate losses and will require additional funding to remain in business. We estimate our average monthly expenses over the next 12 months to be approximately $105,000, including general and administrative expenses, but excluding any development or product acquisition costs in the event we are unsuccessful in completing the merger with Apricus. On February 29, 2012, we had cash and cash equivalents of approximately $258,140. In order to fund our anticipated budget for the next 12 months, excluding any development or product acquisition costs, we believe that we will need to raise in excess of $1 million. This amount could increase if we encounter difficulties that we cannot anticipate at this time. We have traditionally raised our operating capital from the sale of equity securities and the placement of notes payable, but there can be no assurance that we will continue to be able to do so. If we do not successfully merge with Apricus, and the Granisol asset has not been impaired, we are entitled to an additional payment from them of $1,000,000 in Apricus common stock. If for some reason we do not receive such payment, or if we are unable to convert such stock proceeds into cash and could not otherwise raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our operations. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors' report on our financial statements for the year ended February 29, 2012. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our debt obligations. Any refinancing of this substantial debt could be at significantly higher interest rates.

As of February 29, 2012, we had total debt of approximately $532,986 (including accrued interest of approximately $32,986). Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

  impair our ability to obtain financing in the future for working capital, capital expenditures, partnerships, acquisitions or general corporate purposes;

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

We are an early-stage company with a limited operating history upon which to base an evaluation of our current business and future prospects. While we have recently acquired Granisol, our sales have been minimal and, there can be no assurance that we will be successful in our efforts to increase sales. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

Our CEO and CFO are engaged elsewhere and their time and effort will not be devoted to our company full-time.

Our CEO and CFO are each engaged in other positions with other companies. As a result, our company is and will continue to be managed on a part-time basis. Our business could be adversely impacted by the lack of full time management.

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

Risks Relating to the Pharmaceutical Business

Our pharmaceutical expenditures may not result in commercially successful products.

We cannot be sure our business expenditures will result in the successful partnering, acquisition, development or launch of products that will prove to be commercially successful or will improve the long-term profitability of our business. If such business expenditures do not result in successful partnering, acquisition, development or launch of commercially successful brand products our results of operations and financial condition could be materially adversely affected.

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

The success of our present and future operations will depend, to a significant extent, upon the experience, abilities and continued services of key personnel. We cannot assure you that we will be able to attract and retain key personnel. Employment or consulting agreements with our senior executives do not guarantee that our senior executive officers will continue to work for us for a significant period of time, or at all. We do not carry key-employee life insurance on any of our officers.

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

The pharmaceutical industry has an intensely competitive environment that will require an on-going, extensive search for technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of products to healthcare professionals in private practice, group practices and managed care organizations ("MCOs"). We are smaller than most of our competitors. Most of our competitors have been in business for a longer period of time than us, have a greater number of products on the market and have greater financial and other resources than we do. Furthermore, recent trends in this industry are toward further market consolidation of large drug companies into a smaller number of very large entities, further concentrating financial, technical and market strength and increasing competitive pressure in the industry. If we directly compete with them for the same markets and/or products, their financial strength could prevent us from capturing a profitable share of those markets. It is possible that developments by our competitors will make any products or technologies that we acquire non- competitive or obsolete.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Executive Offices and Registered Agent

Our Chief Executive Officer and corporate headquarters is located at 90 Fairmount Road West, Califon, New Jersey 07830. Our Chief Executive Officer utilizes a separate area on his personal property comprised of approximately 450 square feet of office space for which he charges no rent to us.

Our registered office for service in the State of Nevada is located at National Registered Agents, Inc. of NV, 1000 East William Street Suite 204, Carson City NV 89701.

Intellectual Property

We own one registered trademark for Granisol.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTC Bulletin Board of the Financial Industry Regulatory Authority, Inc. Our symbol is "PEDX.OB", and our CUSIP number is 70532X107.

The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTC Bulletin Board. We obtained the following high and low bid information from the OTC Bulletin Board. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
February 29, 2012	$0.08	$0.00
November 30, 2011	NA	NA
August 31, 2011	NA	NA
May 31, 2011	NA	NA
February 28, 2011	NA	NA
November 30, 2010	NA	NA
August 31, 2010	NA	NA
May 31, 2010	NA	NA

On May 14, 2012, the closing price of our common stock as reported by the OTC Bulletin Board was $0.57 per share.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Transfer Online, Inc, 512 SE Salmon Street, Portland, OR 97214.

Holders of Common Stock

As of May 14, 2012, there were 117 holders of record of our common stock. As of such date, 20,836,000 shares were issued and outstanding.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans.

Effective February 18, 2011, our Board of Directors adopted and approved the 2011 stock option plan. The purpose of the 2011 stock option plan is to enhance the long-term stockholder value of our company by offering opportunities to directors, key employees, officers, independent contractors and consultants of our company to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our company's growth and success, and to encourage them to remain in the service of our company. A total of 2,000,000 shares of our common stock are available for issuance and during the 12 month period after the first anniversary of the adoption of the 2011 stock option plan by our Board of Directors, and during each 12 month period thereafter, our Board of Directors is authorized to increase the number of shares issuable by up to 500,000 shares.

The following table summarizes certain information regarding our equity compensation plan as of February 29, 2012:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	None	None
Equity compensation plans not approved by security holders	887,500	$1.13	1,112,500
Total	887,500	$1.13	1,112,500

Recent sales of unregistered securities

Since the beginning of our fiscal year ended February 29, 2012, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

Our financial condition for the 12 months ended February 29, 2012 and February 28, 2011 and the changes between those periods for the respective items are summarized as follows:

We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Capital

	February 29,	February 28,
	2012	2011
Current Assets	$384,293	$716,107
Current Liabilities	882,960	564,425
Working (Deficit) Capital	$(498,667)	$151,682

As of February 29, 2012, our working capital decreased by $650,349, due largely to a) our taking on additional debt in the form of a 5% unsecured promissory note in the amount of $250,000 due on May 6, 2012, which has been utilized to fund infrastructure and the launch of Granisol, b) an increase in accounts payable and accrued liabilities of $68,535 and c) a decrease in current assets of $331,814.

On May 6, 2011, we issued an unsecured promissory note in the amount of $250,000, bearing interest at five percent (5%) per annum on the principal balance. The unsecured promissory note is due on May 6, 2012. The principal amount, or such portion thereof as shall remain outstanding from time to time, shall accrue simple interest, calculated monthly in arrears at a rate of 5% per annum commencing on the date of this unsecured promissory note and payable at maturity. When not in default, the unsecured promissory note and any accrued interest, can be repaid in whole or in part without notice or penalty, with a minimum of six months interest due if repaid prior to the six month anniversary. As of April 19, 2012, we entered into an amendment for this promissory note to extend the maturity date until August 15, 2012.

Cash Flows

	12 months	12 months
	ended	ended
	February 29,	February 28,
	2012	2011
Cash used in operating activities	$(541,252)	$(737,368)
Cash provided by financing activities	250,000	2,280,000
Cash used in investing activities	-	(1,000,000)
Net increase in cash	$(291,252)	$542,632

Cash Used in Operating Activities

Our cash used in operating activities for the twelve months ended February 29, 2012, compared to our cash used in operating activities for the twelve months ended February 28, 2011, decreased by $196,116, primarily due to the receipt of $325,000 in co-promotion revenue related to the signing of the Co-Promotion Agreement with Apricus.

Cash Provided by Financing Activities

Our cash provided by financing activities for the twelve months ended February 29, 2012, compared to our cash provided by financing activities for the twelve months ended February 28, 2011, decreased by $2,030,000 due to the issuance of one $250,000 5% unsecured promissory note due on May 6, 2012 during the twelve months ended February 29, 2012 while during the twelve month period ended February 28, 2011 we issued a $200,000, 5% unsecured promissory note due on July 26, 2012, and completed equity placements totalling $2,080,000 with the issuance of a total of 3,825,000 shares of common stock.

Cash Used in Investing Activities

Our cash used in investing activities for the twelve months ended February 29, 2012, compared to our cash provided by financing activities for the twelve months ended February 28, 2011, decreased by $1,000,000. During the twelve month period ended February 28, 2011, $1,000,000 was used to complete the acquisition of Granisol from Cypress while no cash was utilized in investing activities during the twelve month period ended February 29, 2012.

Cash Requirements

Our primary objectives for the next twelve month period are to pursue the merger with Apricus and to continue to commercialize Granisol in the non-exclusive states.

Specifically, we estimate our operating expenses, excluding stock based compensation and amortization expense, and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Bank charges and interest	$5,000
Filing fees	10,000
Investor relations	10,000
Legal and accounting fees	220,000
Licenses and permits	50,000
Marketing expense	150,000
Insurance expense	100,000
Personnel and consulting expense	500,000
Regulatory and pharmacovigilance expense	100,000
Transfer agent fees	10,000
Other general & administrative expense	95,000
Total	$1,250,000

These expenses and working capital requirements will be offset to some degree by revenue generation from sales and co-promotion of Granisol. There can be no assurance that we will generate revenues significant enough to offset these expenses to some or any degree and that we will not have significant needs for other financing to support the activities of our company. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Results of Operation

The following summary of our results of operations should be read in conjunction with our audited financial statements for the twelve month periods ended February 29, 2012 and February 28, 2011.

Revenues

We have recognized $781,050 in net product revenue during the twelve month period ended February 29, 2012 and $266,808 during the twelve month periods ended February 28, 2011. This increase of $514,242 is partially due to the receipt of $260,000 related to the signing of the Co-Promotion Agreement with Apricus in February 2012, while there was no similar revenue during the twelve month period ended February 28, 2011. In addition, we sold Granisol for twelve months during the twelve month period ended February 29, 2012, while we only sold Granisol for five months during the twelve month period ended February 28, 2011. We recognized no revenue prior to 2010. We sell Granisol primarily to wholesalers. Our distribution channel includes our third party logistics distributor and independent wholesalers who distribute the product directly to hospitals and other end-user customers. The majority of our shipments are made to wholesalers, with whom we have contracted to distribute the product. We are also contracting with group purchasing organizations to increase awareness of, and reduce market barriers for, Granisol.

Cost of Goods Sold

We have recognized $219,438 in cost of goods sold during the twelve month period ended February 29, 2012, and $85,563 during the twelve month periods ended February 28, 2011. This increase of $133,875 is due to the fact that we sold Granisol for twelve months during the twelve month period ended February 29, 2012, while we only sold Granisol for five months during the twelve month period ended February 28, 2011. In addition, during the twelve month period ended February 29, 2012, we recorded a reserve for obsolescence for inventory in the amount of $90,500 to effectively write off inventory which will expire in September 2012 and become unsaleable. We recognized no cost of goods sold prior to 2010. Our cost of goods sold consists primarily of our third-party manufacturing costs, third-party inventory management and distribution costs, wholesaler fee for services costs and freight-in on inventory purchases.

Expenses

The table below shows our expenses for the twelve month periods ended February 29, 2012 and February 28, 2011.

	Year Ended	Year Ended
	February 29, 2012	February 28, 2011
Expenses

Employee expenses	350,009	159,078
Stock based compensation	213,912	-
Consulting fees	226,335	380,607
Marketing expense	338,969	254,924
Travel expense	35,743	23,599
Interest expense	22,568	16,630
Legal and accounting fees	131,441	129,890
Insurance expense	56,181	60,890
Regulatory expense	47,606	57,915
Rent	5,410	3,796
General and administrative expense	62,599	91,505
Amortization	88,282	51,498
Total	$1,579,055	$1,230,332

In the twelve month period ended February 29, 2012, our expenses increased by $348,723 over the twelve month period ended February 28, 2011, due to an increase in employee expense of $190,931, and increase in marketing expense of $84,045 and an increase in travel expense of $12,144 which increases are primarily due to the incurrence of these expenses for a full twelve months during the twelve month period ended February 29, 2012 while these expenses were incurred for only eight months during the twelve month period ended February 28, 2011. Consulting fees decreased by $154,272 as a result of a shift of two consultants to employee status. Amortization expense increased by $36,784 due to the recording of amortization for a full twelve months during the twelve month period ended February 29, 2012 while amortization was only recorded for seven months during the twelve month period ended February 28, 2011. In addition, there was an increase in stock based compensation of $213,912 due to the issuance of stock options to employees, consultants and one director during the twelve month period ended February 29, 2012 while there were no stock option issuances during the twelve month period ended February 28, 2011. Other expenses including general and administrative expenses, rent, regulatory expenses, insurance expense, legal and accounting expense and interest expense decreased by a net amount of $34,821 due to cost reduction measures that we initiated during the twelve month period ended February 29, 2012.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our audited financial statements and information for the period ended February 29, 2012, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated limited revenues to date and have incurred a net loss of approximately $952,543 during the 12 month period ended February 29, 2012, and approximately $2,251,326 from inception (March 18, 2005) through February 29, 2012. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

On February 29, 2012, we had cash of $258,140. Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for more than three months. If we are unable to raise additional capital in the near future, or consummate our merger with Apricus Biosciences, Inc. within the next several months, we expect that we will need to curtail operations, liquidate any assets that we might own, seek additional capital on less favorable terms and/or pursue other remedial measures. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Inventory

Inventory is stated at the lower-of-cost or market on an average cost basis. Reserves for excess, slow moving or obsolete inventory are established when we become aware of an impairment in a product's marketability due to changes in formulation, market demand and conditions or other factors. Such reserves are established based upon the difference between the product's cost and our estimate of its net realizable value.

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

Sales Deductions

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

We use the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimates. Please refer to Note 7 – Stock Options, included in the financial statements appearing elsewhere in the report, for additional information regarding stock-based compensation.

Recently issued accounting pronouncements

In May 2011, FASB amended the fair value measurement and disclosure guidance in ASC 820, Fair Value Measurement, to converge US GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. FASB ASC 820 is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the application of FASB ASC 820 to have a material effect on the Company's consolidated results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PediatRx Inc.

(A Development Stage Company)

Financial Statements
February 29, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
PediatRx Inc.

We have audited the accompanying balance sheets of PediatRx Inc. (a development stage company) (the "Company") as of February 29, 2012 and February 28, 2011 and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the period from inception (March 18, 2005) to February 29, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from inception (March 18, 2005) to February 28, 2010 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the report of other such auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 29, 2012 and February 28, 2011, and the results of its operations and its cash flows for the years then ended, and for the period from inception (March 18, 2005) to February 29, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and is in the development stage of its operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HORNE LLP

Ridgeland, Mississippi
May 18, 2012

JAMES STAFFORD
James Stafford, Inc.
Chartered Accountants
Suite 350 – 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
www.JamesStafford.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
PediatRx Inc.
(An Exploration Stage Company)

We have audited the accompanying statements of operations and cash flows and changes in stockholders' deficiency of PediatRx Inc. (the “Company”) for the year ended 28 February 2010 and for the period from the date of inception on 18 March 2005 to 28 February 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended 28 February 2010 and for the period from the date of inception on 18 March 2005 to 28 February 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ James Stafford
Vancouver, Canada	Chartered Accountants

26 April 2010

PediatRx Inc.
(A Development Stage Company)

BALANCE SHEETS

	As of	As of
	February 29,	February 28,
	2012	2011

Assets

Current assets
Cash and cash equivalents	$258,140	$549,392
Accounts receivable, net of reserves	106,635	55,080
Inventories, net of reserve for obsolescence	2,169	107,675
Prepaid expenses	17,349	3,960

Total current assets	384,293	716,107
Intangible assets, net of accumulated amortization	743,040	831,322
Security deposits	992	992

Total assets	$1,128,325	$1,548,421

Liabilities

Current liabilities
Accounts payable and accrued liabilities	$382,960	$314,425
Promissory notes	500,000	250,000
Total liabilities	882,960	564,425
Stockholders’ equity

Capital stock
Authorized 150,000,000 common shares, par value $0.0001 Issued and outstanding February 29, 2012– 20,836,000 common shares February 28, 2011 – 20,836,000 common shares	2,084	2,084
Additional paid-in capital	2,494,607	2,280,695
Deficit accumulated during the development stage	(2,251,326)	(1,298,783)
Total stockholders' equity	245,365	983,996
Total liabilities and stockholders' equity	$1,128,325	$1,548,421

The accompanying notes are an integral part of these financial statements.

PediatRx Inc.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the period
	from the date
	of inception on	For the year	For the year	For the year
	March 18, 2005	ended	ended	ended
	to February 29, 2012	February 29, 2012	February 28, 2011	February 28, 2010

Net revenues	$1,047,858	$781,050	$266,808	$-

Cost of Goods Sold	305,001	219,438	85,563	-

Gross Margin	742,857	561,612	181,245	-

Expenses
Employee expenses	509,087	350,009	159,078	-
Stock based compensation	213,912	213,912	-	-
Consulting fees	617,118	226,335	380,607	-
Marketing expense	593,893	338,969	254,924	-
Travel expense	59,342	35,743	23,599	-
Interest expense	40,975	22,568	16,630	1,777
Legal and accounting fees	389,363	131,441	129,890	36,394
Mineral property expenditures	15,124	-	-	-
Insurance expense	117,071	56,181	60,890	-
Regulatory expense	105,521	47,606	57,915	-
Rent	19,406	5,410	3,796	2,400
General and administrative expense	233,491	62,599	91,505	17,630
Amortization expense	139,780	88,282	51,498	-
Write down of mineral property acquisition costs	5,000	-	-	-

Total Expenses	3,059,083	1,579,055	1,230,332	58,201

Gain on sale of product rights	64,900	64,900	-	-

Net loss for the period	$(2,251,326)	$(952,543)	$(1,049,087)	$(58,201)

Basic and diluted loss per common share		$(0.046)	$(0.048)	$(0.003)

Weighted average number of common shares used in per share calculations		20,836,000	21,659,200	20,506,000

The accompanying notes are an integral part of these financial statements.

PediatRx Inc.
(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

				Deficit,
				accumulated	Total
			Additional	during the	stockholders’
	Number of	Capital	paid-in	development	equity
	shares issued	stock	capital	stage	(deficit)
Balance as of March 18, 2005 (inception)	-	$-	$-	$-	$-
Restricted common shares issued for cash ($0.0005 per share) – September 2005	10,000,000	1,000	4,000	-	5,000
Contributions to capital by related parties – expenses	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance as of February 28, 2006	10,000,000	1,000	4,600	(21,237)	(15,637)
Common shares issued for cash ($0.005 per share) – May 2006	10,000,000	1,000	49,000	-	50,000
Common shares issued for services ($0.005 per share) – August 2006 and February 2007	6,000	1	29	-	30
Contributions to capital by related parties – expenses	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance as of February 28, 2007	20,006,000	2,001	65,029	(72,127)	(5,097)
Contributions to capital by related parties – expenses	-	-	14,400	-	14,400
Common shares returned and cancelled for cash ($0.005 per share) – April 2007	(1,000,000)	(100)	(4,900)	-	(5,000)
Common shares issued for cash ($0.01 per share) – May 2007	1,000,000	100	4,900	-	5,000
Net loss for the year	-	-	-	(65,411)	(65,411)

Balance as of February 29, 2008	20,006,000	2,001	79,429	(137,538)	(56,108)
Contributions to capital by related parties – expenses	-	-	14,400	-	14,400
Contributions to capital by related parties – loan forgiveness	-	-	38,950	-	38,950
Common shares issued for cash ($0.10 per share) – November 2008	500,000	50	49,950	-	50,000
Net loss for the year	-	-	-	(53,957)	(53,957)

Balance as of February 28, 2009	20,506,000	2,051	182,729	(191,495)	(6,715)
Contributions to capital by related parties – expenses	-	-	14,399	-	14,399
Net loss for the year	-	-	-	(58,201)	(58,201)

Balance as of February 28, 2010	20,506,000	2,051	197,128	(249,696)	(50,517)
Contributions to capital by related parties – expenses	-	-	3,600	-	3,600
Common shares issued for cash ($0.20 per share) – June 2010	1,500,000	150	299,850	-	300,000
Common shares issued for cash ($0.50 per share) – July 2010	1,500,000	150	749,850	-	750,000
Common shares issued for cash ($1.00 per share) – November 2010	825,000	83	824,917	-	825,000
Common shares returned and cancelled – November 2010	(3,700,000)	(370)	370	-	-
Common shares issued for debt cancellation ($1.00 per share) – November 2010	205,000	20	204,980	-	205,000
Net loss for the year	-	-	-	(1,049,087)	(1,049,087)

Balance as of February 28, 2011	20,836,000	2,084	2,280,695	(1,298,783)	983,996

Stock based compensation	-	-	213,912	-	213,912
Net loss for the year	-	-	-	(952,543)	(952,543)

Balance as of February 29, 2012	20,836,000	$2,084	$2,494,607	$(2,251,326)	$245,365

The accompanying notes are an integral part of these financial statements.

PediatRx Inc.
(A Development Stage Company)

Statements of Cash Flows

	For the period
	from the date
	of inception on	For the year ended	For the year ended	For the year ended
	March 18, 2005	February 29,	February 28,	February 28,
	to February 29, 2012	2012	2011	2010

Cash flows from operating activities
Net loss for the period	$(2,251,326)	$(952,543)	$(1,049,087)	$(58,201)
Adjustments to reconcile loss to net cash used in operating activities
Amortization expense	139,780	88,282	51,498	-
Inventory obsolescence expense	90,500	90,500	-	-
Gain on sale of product rights	(64,900)	(64,900)	-	-
Contributions to capital by related parties – expenses	58,799	-	3,600	14,399
Contributions to capital by related party – forgiveness of debt	38,950	-	-	-
Common shares issued for services	30	-	-	-
Write down of mineral property acquisition costs	5,000	-	-	-
Stock based compensation	213,912	213,912	-	-
Changes in operating assets and liabilities; net of effects from acquisition of Granisol product line in 2011
Increase in accounts receivable	(106,635)	(51,555)	(55,080)	-
Decrease in inventories	24,511	15,006	9,505	-
Increase in prepaids and deposits	(18,341)	(13,389)	(4,952)	-
Increase (decrease) in accounts payable and accrued liabilities	387,960	68,535	307,148	(758)

Cash used in operating activities	(1,481,760)	(606,152)	(737,368)	(44,560)

Cash flows from investing activities
Acquisition of mineral property interest	(10,000)	-	-	-
Proceeds from sale of product rights	64,900	64,900	-	-
Acquisition of Granisol product line	(1,000,000)	-	(1,000,000)	-

Cash used in investing activities	(945,100)	64,900	(1,000,000)	-

Cash flows from financing activities
Decrease in due to related party	-	-	-	(1,128)
Proceeds from issuance of promissory notes	705,000	250,000	405,000	50,000
Common shares returned and cancelled	(5,000)	-	-	-
Proceeds from issuance of common stock	1,985,000	-	1,875,000	-

Cash provided by financing activities	2,685,000	250,000	2,280,000	48,872

Increase (decrease) in cash and cash equivalents	258,140	(291,252)	542,632	4,312

Cash and cash equivalents, beginning of period	-	549,392	6,760	2,448

Cash and cash equivalents, end of period	$258,140	$258,140	$549,392	$6,760

The accompanying notes are an integral part of these financial statements.

PediatRx Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 29, 2012

1.	Basis of Presentation and Nature and Continuance of Operations

PediatRx Inc. (the "Company", formerly Striker Energy Corp.) was incorporated under the laws of the State of Nevada on March 18, 2005. The Company originally intended to engage in the acquisition and exploration of mineral properties. On September 28, 2005, the Company entered into a mineral property option agreement with an unrelated third party (the "Seller"), wherein the Company would acquire 50% of the rights, title and interests in and to the Bald Mountain Claims in Nevada. Early in the summer of 2008, the Company abandoned its efforts to acquire the Bald Mountain Claims with a notice to the Seller. The Company transitioned its business from mineral property exploration to oil and natural gas exploration.

Effective September 12, 2008, the Company completed a stock split by the issuance of two new common shares for each one outstanding common share of the Company. Unless otherwise noted, all references herein to number of shares, price per share or weighted average number of shares outstanding have been adjusted to reflect this stock split on retroactive basis.

On June 17, 2010, the Company entered into a letter of intent with Cypress Pharmaceutical, Inc. ("Cypress") to acquire all of the assets associated with Granisol® (granisetron HC1) oral solution ("Granisol"). First approved in 2008, Granisol is an oral, liquid granisetron solution, formerly distributed by Hawthorn Pharmaceuticals, a subsidiary of Cypress. The Food and Drug Administration has approved Granisol's use in cancer care to treat nausea and vomiting associated with cancer therapy. On June 18, 2010, the Company caused PediatRx Inc. ("PediatRx") to be incorporated as a wholly-owned subsidiary of Striker Energy Corp. ("Striker") under the laws of the state of Nevada. On July 23, 2010, the Company concluded a definitive agreement to acquire Granisol from Cypress and turned its focus to the pharmaceutical industry and terminated its interest in oil and natural gas exploration.

On December 28, 2010 the Company completed a merger of PediatRx into Striker Energy Corp. and changed the name of Striker Energy Corp. to PediatRx Inc.

On September 12, 2011 the Company entered into a co-promotion agreement with Bi-Coastal Pharmaceutical Corp. ("Bi-Coastal"). Pursuant to the co-promotion agreement, Bi-Coastal granted the Company the non- exclusive right to promote Aquoral™ within the United States of America. Aquoral, another oncology supportive care product, is an FDA-cleared treatment for xerostomia (the medical term for dry mouth due to a lack of saliva). Xerostomia is especially prevalent in patients undergoing various treatments for cancer and those with Sjogren's syndrome. The Company is required to include Aquoral in no less than 85% of its sales calls. In return for its promotional efforts, the Company will receive compensation for each unit sold. The agreement with Bi-Coastal is for an initial term of two years and will automatically renew for one year terms unless either party provides notice of non-renewal at least six months prior to the expiration of the then- current term. The agreement is terminable at any time, by either party, upon six months prior written notice to the other party and is also terminable for cause.

On January 26, 2012, the Company entered into a binding term sheet (the "Term Sheet") with Apricus Biosciences, Inc. ("Apricus") for (1) a Co-Promotion Agreement in the United States for Granisol (the "Co- Promotion Agreement"), (2) the assignment of its Co-Promotion Agreement with Bi-Coastal for Aquoral™ to Apricus (the "Assignment Agreement”) and (3) a Sale Agreement for Granisol outside of the United States (the "Asset Purchase Agreement"). Also in the Term Sheet, the Company entered into a non-binding arrangement (the "Arrangement") for the sale of the Company to Apricus in a proposed merger transaction (the "Acquisition").

PediatRx Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 29, 2012

On February 21, 2012 the Company entered into three definitive agreements and one side letter with Apricus which include the Co-Promotion Agreement, the Assignment Agreement and the Asset Purchase Agreement. Pursuant to the Co-Promotion Agreement, the Company granted to Apricus the exclusive right to commercialize Granisol in six U.S. states and the non-exclusive right to commercialize Granisol in all other U.S. States, in addition to the right to manufacture Granisol. In addition, the Company has agreed that, for a period of five years from the effective date of the Co-Promotion Agreement, it will not license any co-promotion rights in the non-exclusive states to any third party. The Company has retained the right to commercialize Granisol in the non-exclusive states. The Company will recognize sales in the non-exclusive states that it generates through its own promotional efforts. Each party has agreed to cooperate with the other in respect of promotional materials and efforts on terms specified in the Co-Promotion Agreement.

The initial term of the Co-Promotion Agreement is for a period of ten years from the effective date, though it may be terminated prior to expiration under certain conditions. If the Co-Promotion Agreement is terminated by the Company prior to the end of the initial term, the Company will be required to pay to Apricus an amount based upon a varying percentage of its net operating income related to Granisol for a period subsequent to termination depending upon when the termination occurs.

Pursuant to the Assignment Agreement, the Company has assigned all of its rights and responsibilities under the Co-Promotion agreement with Bi-Coastal for Aquoral, and Apricus has assumed all rights and responsibilities under the Co-Promotion Agreement as of the effective date. Bi-Coastal has consented to the assignment of the co-promotion agreement.

Pursuant to the Asset Purchase Agreement, the Company sold to Apricus all of its rights related to Granisol in all countries and territories outside of the United States. The Company has also agreed that it and its officers and directors will not compete in the field of anti-emetic products in certain areas outside of the United States.

As consideration for entering into these three Agreements the Company received an initial payment of $325,000 from Apricus. The agreements also provide for the payment to the Company of a royalty that will be calculated based upon Apricus' United States generated net operating income related to Granisol. The Company has recognized revenues of $260,000 associated with the exclusive rights for Apricus to commercialize Granisol in six U.S. states. In addition, the Company has recognized a gain from sale of product rights totaling $64,000 associated with the Asset Purchase Agreement.

The binding term sheet between the Company and Apricus contemplates, in addition to the transactions reflected in the three agreements described above, a non-binding expression of interest in the merger of the Company with Apricus. The non-binding portion of the term sheet contemplates that the Company will be acquired by Apricus in a merger in exchange for $4,000,000, to be paid in the common stock of Apricus, with $3,600,000 distibuted to the shareholders of the Company immediately and $400,000 held back from shares that would be distributed to the Company's Chief Executive Officer and Chief Financial Officer for a period of six months as an indemnity for breaches by the Company of its representations and warranties. Additionally, it contemplates that Apricus will assume certain debt and liabilities of the Company up to $675,000. The side letter referred to above refines the timing with respect to the parties' agreement that Apricus will pay to the Company a 'break-up fee" (in the form of restricted stock of Apricus having a value of $1,000,000) if the two companies do not merge by June 1, 2012, (or such other date as may be mutually agreed to by the Parties) unless, prior to that date, the Company files for bankruptcy or the Granisol asset is materially impaired.

PediatRx Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 29, 2012

The Company intends to pursue the merger with Apricus and is continuing to focus its promotional efforts for Granisol on healthcare professionals, payers, end-users and their caregivers.

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 915, Development Stage Entities. The Company is devoting substantially all of its present efforts to the initial marketing of Granisol and seeking to secure rights to other pharmaceutical products through acquisition and reformulation activities.

The Company's financial statements as of February 29, 2012 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $952,543 for the year ended February 29, 2012 (February 28, 2011 – $1,049,087, February 28, 2010 –$58,201) and a working capital deficit as of February 29, 2012 of $498,667 (February 28, 2011 – working capital of $151,682). The losses from operations of the Company raise substantial doubt about the Company's ability to continue as a going concern.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. As of February 29, 2012, the Company's assets consisted of cash and cash equivalents of $258,140, inventories of $2,169, net of reserves for obsolescence and accounts receivable from product sales, net of reserves for sales discounts of $106,635. Management believes that the Company's capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending February 28, 2013. The Company intends to pursue the merger with Apricus. In the event that the merger does not occur, the Company will seek to raise capital through additional debt and/or equity financings to allow the Company to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to merge with Apricus or if it is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of February 29, 2012, the Company was in the process of transitioning its new operating business and expects to incur operating losses for the next twelve months as it moves forward with its co-promotion efforts with Apricus for Granisol.

2.	Significant Accounting Policies and Recent Accounting Pronouncements

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less when purchased.

PediatRx Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 29, 2012

Accounts Receivable

Trade receivables are reported at net realizable value. In the normal course of business, credit is extended to customers on a short-term basis and generally collateral is not required. Management determines the allowance for doubtful accounts based on historical losses and current economic conditions. On a continuing basis, management analyzes delinquent receivables and once these receivables are determined to be uncollectible, they are written off through a charge against an existing allowance account. Additionally, management includes the reserve for sales discounts given at the time of sale in the accounts receivable balance. As of February 28, 2011, an allowance for sales discounts of $1,020 has been netted against accounts receivable. No allowance for sales discounts has been netted against accounts receivable as of February 29, 2012.

Inventories

Inventories, consisting primarily of a pharmaceutical drug are stated at the lower-of-cost or market on an average cost basis. Reserves for excess, slow moving or obsolete inventory are established when management becomes aware of an impairment in a product's marketability due to changes in formulation, market demand and conditions or other factors. Such reserves are established based upon the difference between the product's cost and management's estimate of its net realizable value. As of February 29, 2012, a reserve for obsolescence in the amount of $90,500 has been netted against inventories.

Intangible Assets

Intangible assets consist of product rights and know-how, the Granisol trademark, and a manufacturing and supply agreement. As of February 29, 2012, intangible assets include costs of $882,820 less related accumulated amortization of $139,780, which amortization began in August 2010. The Company is amortizing the product rights and know-how over the estimated useful life of ten years on a straight line basis. As of February 29, 2012, annual amortization expense for each of the succeeding five years is expected to be $88,282.

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

PediatRx Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 29, 2012

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

Revenue Recognition

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

•	Payment discounts are reductions to invoiced amounts offered to customers for payment within a specified period and are estimated upon shipment utilizing historical customer payment experience.
•

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

•

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

•

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

PediatRx Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 29, 2012

•

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

The Company periodically enters into various types of revenue arrangements with third-parties, including agreements for the sale or license of product rights, promotion agreements and others. These agreements may include the receipt of upfront payments and royalties. Fees received upon entering into license and other collaborative agreements where the Company has continuing involvement are recorded as deferred revenue and recognized as other revenue over an appropriate period of time. Royalty revenue from licensees, which are based on third-party sales of licensed products, is recorded in accordance with the contract terms, when third-party sales can be reliably measured and collection of the funds is reasonably assured.

Basic and diluted net loss per share

The Company computes net income or loss per share in accordance with ASC 260, Earnings per Share ("ASC 260"). ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the statement of operations. Basic EPS is computed by dividing net income or loss available to common shareholders (numerator) by the weighted average number of common stock equivalents outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common stock equivalents outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no potentially dilutive common stock equivalents for the periods from inception through February 29, 2012.

Start-up expenses

ASC 720, Start-Up Costs ("ASC 270"), requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's expenses for the period from the date of inception (March 18, 2005) through February 29, 2012.

Stock-based Compensation

The Company accounts for all stock-based payments and awards under the fair value based method. Stock-based payments to non-employees are measured at the fair value of the consideration received, or the fair value of the equity instruments issued, or liabilities incurred, whichever is more reliably measurable. The fair value of stock-based payments to non-employees is periodically re-measured until the counterparty performance is complete, and any change therein is recognized over the vesting period of the award and in the same manner as if the Company had paid cash instead of paying with or using equity based instruments. Compensation costs for stock-based payments with graded vesting are recognized on a straight-line basis. The cost of the stock-based payments to non-employees that are fully vested and non-forfeitable as of the grant date is measured and recognized at that date, unless there is a contractual term for services in which case such compensation would be amortized over the contractual term.

PediatRx Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 29, 2012

The Company accounts for the granting of share purchase options to employees using the fair value method whereby all awards to employees will be recorded at fair value on the date of the grant. The fair value of all share purchase options are expensed over their vesting period with a corresponding increase to additional paid-in capital.

The Company uses the Black-Scholes option valuation model to calculate the fair value of share purchase options at the date of the grant. Option pricing models require the input of highly subjective assumptions, including the expected price volatility. Changes in these assumptions can materially affect the fair value estimates.

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

Recently issued accounting pronouncements

In May 2011, FASB amended the fair value measurement and disclosure guidance in ASC 820, Fair Value Measurement, to converge US GAAP and IFRS requirements for measuring amounts at fair value as well as disclosures about these measurements. FASB ASC 820 is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the application of FASB ASC 820 to have a material effect on the Company's consolidated results of operations and financial position.

3.	The Granisol Acquisition

On July 23, 2010 (the "Closing Date"), the Granisol® product line was acquired by the Company for a cash consideration totaling $1 million. All inventories and intangibles associated with the Granisol product line were included in the purchase. Operations of the Granisol product line are included in the Company's statement of operations since the closing date.

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

PediatRx Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 29, 2012

Prior to the closing date, a purchase order was placed with Therapex for one lot of product to be delivered subsequent to the closing date. Such inventory to be delivered is an integral part of the acquisition and the seller has been paid by PediatRx as part of the $1 million cash consideration. The Company assigned $117,180 to inventory receivable on the balance sheet as of the Closing Date, with the remaining purchase price allocated to the product rights and know-how associated with the Abbreviated New Drug Application (“ANDA”), the Granisol trademark, and the manufacturing and supply agreement with Therapex. The related inventory was received in October 2010. The Company is amortizing the product rights and know-how over the estimated useful life of ten years on a straight line basis, beginning with August, 2010.

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

The following unaudited pro forma information was prepared assuming that the acquisitions of Granisol had taken place at the beginning of fiscal 2010. In preparing the pro forma financial information, various assumptions were made; therefore, the Company does not imply that the future results will be indicative of the following pro forma information:

	Twelve Months	Twelve Months
	Ended	Ended
	February 28, 2011	February 28, 2010

Net sales	$340,648	$193,993
Net loss	(1,072,916)	(128,811)
Net loss per share -
basic and diluted	(0.0495)	(0.0063)

PediatRx Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 29, 2012

4.	Promissory Notes

	February 29,	February 28,
	2012	2011
Issued on June 15, 2009, this unsecured promissory note, bearing interest at five percent (5%) per annum on the principal balance of $50,000, was originally due on June 15, 2011. Effective May 18, 2011 this promissory note was amended whereby the maturity date of the note was extended until June 15, 2012. The principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 5% per annum commencing on the date of the promissory note and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty.	$50,000	$50,000

Issued on July 26, 2010, this unsecured promissory note, bearing interest at five percent (5%) per annum on the principal balance of $200,000, was originally due on July 26, 2011. Effective May 23, 2011 this promissory note was amended whereby the maturity date of the note was extended until July 26, 2012. The principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 5% per annum commencing on the date of the promissory note and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty with a minimum of six months interest due if repaid prior to the six month anniversary.	200,000	200,000

Issued on May 6, 2011, this unsecured promissory note, bearing interest at five percent (5%) per annum on the principal balance of $250,000, is due on May 6, 2012. The principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 5% per annum commencing on the date of the promissory note and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty with a minimum of six months interest due if repaid prior to the six month anniversary.	250,000	-

Total Promissory Notes	$500,000	$250,000

PediatRx Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 29, 2012

5.	Related Party Transactions

During the year ended February 28, 2011, an officer and director of the Company made contributions to capital for management fees in the amount of $3,000 (February 28, 2010 – $12,000, cumulative – $48,000) and for rent in the amount of $600 (February 28, 2010 – $2,400, , cumulative – $10,800) (Note 7).

Effective May 28, 2010, PediatRx entered into a consulting agreement with Dr. Cameron Durrant, a shareholder of the Company, to assist management in the identification of opportunities available to the Company in the healthcare industry and to recommend terms of potential acquisitions. Dr. Durrant's agreement with the Company dated May 28, 2010 was terminated in lieu of a new agreement on September 24, 2010.

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

In addition, of the 4,250,000 shares of the Company's common stock owned by Dr. Durrant, 2,833,333 shares are subject to a lockup agreement between the Company and Dr. Durrant, which lockup agreement became effective February 9, 2011. Pursuant to the terms of the lockup agreement, Dr. Durrant agreed not to sell, assign or convey or otherwise dispose of any shares subject to the lockup agreement until December 31, 2015. The lockup agreement expires on December 31, 2015.

During the twelve month period ended February 29, 2012, the Company incurred consulting fees of $208,333 (February 28, 2011 - $178,667, 2010 – $0, cumulative – $387,000) in connection with Dr. Durrant's consulting agreements. The Company has recorded a payable to Dr. Durrant of $170,253 and $75,423 related to consulting fees as of February 29, 2012 and February 28, 2011, respectively. In addition, the Company has recorded a payable to Dr. Durrant of $51,342 and $85,572 related to business establishment expenses incurred by Dr. Durrant that are unreimbursed to him as of February 29, 2012 and February 28, 2011, respectively.

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

In addition, of the 400,000 shares of the Company's common stock owned by Mr. Tousley, 266,666 shares are subject to a lockup agreement between the Company and Mr. Tousley, which lockup agreement became effective February 9, 2011. Pursuant to the terms of the lockup agreement, Mr. Tousley agreed not to sell, assign, convey, or otherwise dispose of any shares subject to the lockup agreement until December 31, 2015. The lockup agreement expires on December 31, 2015.

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
(A Development Stage Company)
Notes to the Financial Statements
February 29, 2012

On November 3, 2010, 3,700,000 shares of the Company owned by Opex Energy Corp., which corporation is controlled by Joseph Carusone, a director of PediatRx Inc., were returned to the Company for no cash or other consideration. These shares were cancelled.

On December 15, 2011, Mr. Rodriguez, resigned from all positions with the Company and the Company entered into an agreement with Mr. Rodriguez pursuant to which it terminated his employment agreement and amended his stock option agreement (dated March 4, 2011) in order to terminate all unvested options effective immediately and to extend the exercise period for his 105,000 vested options to December 15, 2012. In connection with the termination, the Company paid Mr. Rodriguez the amount of $19,500.

6.	Stock Warrants

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

A summary of the Company's outstanding share purchase warrant activity for the twelve months ended February 29, 2012 and February 28, 2011 is presented below:

	Number of Warrants	Exercise Price
Balance February 28, 2010	-	-
Issued	515,000	$1.75
Balance, February 28, 2011	515,000	$1.75
Issued	-	-
Balance, February 29, 2012	515,000	$1.75

PediatRx Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 29, 2012

7.	Stock Options

Effective February 18, 2011, the Board of Directors adopted and approved the 2011 stock option plan. The purpose of the 2011 stock option plan is to enhance the long-term stockholder value of the Company by offering opportunities to directors, key employees, officers, independent contractors and consultants of the company to acquire and maintain stock ownership in the company in order to give these persons the opportunity to participate in the company's growth and success, and to encourage them to remain in the service of the company. A total of 2,000,000 shares of our common stock are available for issuance and during the 12 month period after the first anniversary of the adoption of the 2011 stock option plan by the Board of Directors. During each 12 month period thereafter, the Board of Directors is authorized to increase the number of shares issuable by up to 500,000 shares.

A summary of the status of the Company's outstanding stock option activity for the twelve months ended February 29, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price
Balance, February 28, 2011	-	-
Issued	1,202,500	$1.13
Cancelled	(315,000)	$1.14
Balance, February 29, 2012	887,500	$1.13

At February 29, 2012, the following stock options were outstanding:

Number of Options
					Average
				Aggregate	Remaining
	Number	Exercise	Expiry	Intrinsic	Contractual
Total	Vested	Price	Date	Value	Life (Yrs)
690,000	172,500	$ 1.14	March 4, 2015	$-	4.01
105,000	105,000	$ 1.14	December 15, 2012	-	4.01
42,500	11,389	$ 1.00	July 25, 2016	-	4.41
50,000	12,500	$ 1.00	September 15, 2016	-	4.55
887,500	301,389			$-

The original contractual life of all options issued is five years. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted market price of the Company's stock for the options that were in-the-money at February 29, 2012. The total grant date stock-based compensation expense for options outstanding during the twelve months ended February 29, 2012 was $213,912. As of February 29, 2012 unrecognized compensation costs of approximately $306,189 related to non-vested stock option awards granted after March 1, 2011 will be recognized on a straight-line basis over the remaining vesting period for each award. The weighted average fair value of the stock options granted during the twelve months ended February 29, 2012 is $0.60.

PediatRx Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 29, 2012

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted during the periods:

February 29,
2012

Risk-free interest rate	2.10%
Expected life of options	3.48 years
Annualized volatility	77.0%
Dividend rate	0%

The volatility was determined based on an index of volatility from comparable companies. The expected term of the options granted to employees is derived from the simplified method as prescribed by SEC Staff Accounting Bulletin Topic 14, "Share-Based Payments" ("Topic 14"), given that the Company has no historical experience with the exercise of options for which to base an estimate of the expected term of options granted. Under the simplified method, the Company determined the expected life of the options based on an average of the graded vesting period and original contractual term. The Company anticipates it will discontinue the use of the simplified method of Topic 14 once sufficient historical option exercise behavior becomes apparent.

8.	Income Taxes

The Company has losses to carry forward for income tax purposes as of February 29, 2012. There are no current or deferred tax expenses for the period ended February 29, 2012 due to the Company's loss position. The Company has fully reserved for any future benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry- forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

A reconciliation between the income tax expense recognized in the Company's statements of operations and the income tax expense (benefit) computed by applying the domestic federal statutory income tax rate to the net loss for the period for fiscal years 2012, 2011 and 2010 is as follows:

PediatRx Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 29, 2012

		Years Ended
	February 29,	February 28,	February 28,
	2012	2011	2010

Income tax benefit at federal statutory rate (34%)	$(323,865)	$(356,690)	$(19,788)
State income tax benefit	(44,304)	(62,102)	-
Non-deductible stock based compensation	71,885	-	-
Change in valuation allowance	295,060	417,568	14,892
Other	1,224	1,224	4,896
Total income tax expense	$-	$-	$-

The composition of the Company's deferred tax assets as at February 29, 2012 and February 28, 2011 is as follows:

	As of	As of
	February 29,	February 28,
	2012	2011

Net operating loss carry-forward	$695,000	$469,000

Other	82,000	12,000

Less: Valuation allowance	(777,000)	(481,000)

Net deferred tax asset	$-	$-

As of February 29, 2012, the Company has an unused net operating loss carry forward of approximately $1,738,000 that is available to offset future taxable income. The potential income tax benefit of these losses has been offset by a full valuation allowance. This unused net operating loss carry-forward expires at various dates from 2026 to 2032.

9.	Subsequent Events

As of March 1, 2012, the Company gave notice to David Tousley, its Secretary, Treasurer and Chief Financial Officer, that it will be terminating the employment agreement between Mr. Tousley and the Company pursuant to Section 6.3(b) of Mr. Tousley's Employment Agreement. As a result, Mr. Tousley's employment agreement will cease effective October 31, 2012.

As of April 19, 2012, the Company entered into an amendment for the promissory note dated June 15, 2009 in the principal amount of $50,000 to extend the maturity date of the note until August 15, 2012.

As of April 19, 2012, the Company entered into an amendment for the promissory note dated May 6, 2011 in the principal amount of $250,000 to extend the maturity date of the note until August 15, 2012.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Internal control over financial reporting

Management's annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of February 29, 2012. Our management's evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of February 29, 2012 and that there were no material weaknesses in our internal control over financial reporting.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

As of April 19, 2012, we entered into an amendment for the promissory note dated June 15, 2009 in the principal amount of $50,000 to extend the maturity date of the note until August 15, 2012.

As of April 19, 2012, we entered into an amendment for the promissory note dated May 6, 2011 in the principal amount of $250,000 to extend the maturity date of the note until August 15, 2012.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Cameron Durrant	President, Chief Executive Officer and Director	51	November 17, 2010
David L. Tousley	Secretary, Treasurer, Chief Financial Officer and Director	56	November 17, 2010
Joseph Carusone	Vice President, Investor Relations and Director	47	August 18, 2008
Paul Richardson	Director	55	September 15, 2011

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Dr. Cameron Durrant

Dr. Durrant was appointed as President, Chief Executive Officer and a director of our company on November 17, 2010. Since May 28, 2010, Dr. Durrant served in a consulting capacity as President and a director of PediatRx Inc., our wholly owned subsidiary until it was merged into Striker Energy Corp. on December 28, 2011.

Dr. Durrant's background includes executive-level positions with Merck & Co. (NYSE: MRK), Glaxo Smith Kline PLC (NYSE: GSK), Pharmacia Corporation (now part of Pfizer Inc. (NYSE: PFE) and Johnson & Johnson (NYSE: JNJ). He has been CEO of PediaMed Pharmaceuticals, Inc. and Spherics, Inc. and served on their boards.

Dr. Durrant also served as executive chairman and director of Anavex Life Sciences Corp. (OTCBB: AVXL), a publicly traded biopharmaceutical company engaged in the discovery and development of novel drug targets to treat serious diseases for which there are urgent unmet medical needs with a primary focus on Alzheimer's disease, from January 1, 2010 to September 16, 2011.

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

Dr. Durrant was a regional winner and national finalist for Ernst & Young's Entrepreneur of the Year award in 2005. Dr. Durrant holds a MBA from Henley Management College at Oxford and a MB and BCh (equivalent to the American MD degree) from the Welsh National School of Medicine in Cardiff, U.K., a DRCOG, a DipCH and the MRCGP.

We believe Dr. Durrant is qualified to serve on our Board of Directors because of his knowledge of our company's history and current operations and his prior and current board experience, in addition to his education and business experiences described above.

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

Mr. Tousley was Chief Financial Officer of Anavex Life Sciences Corp. (OTCBB: AVXL) from September 1, 2010 until May 9, 2011 and was a director of Anavex from June 3, 2008 until February 24, 2011.

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

We believe Mr. Tousley is qualified to serve on our Board of Directors because of his knowledge of our company's history and current operations, which he gained from his employment as Chief Financial Officer of PediatRx Inc., our wholly owned subsidiary since July 1, 2010, in addition to his education and business experiences described above.

Joseph Carusone

Mr. Carusone was appointed as Vice President, Investor Relations of our company on November 17, 2010 and as a director of our company on August 18, 2008. He also served as president, secretary and treasurer of our company from August 18, 2008 until November 17, 2010. For more than 10 years, Mr. Carusone has been involved in the founding of and management of private companies and partnerships including those in the oil and gas industry. His experience as a liaison between management and shareholders is extensive. He has been the president of Opex Energy Corp. since its inception on August 22, 2007. Since 2001, Mr. Carusone has been founder and president of the investor relations firm Primoris Group Inc. Between 1999 and 2001, Mr. Carusone was vice-president of operations of StockHouse Media Corporation. For eight years following his graduation from the University of Toronto with a degree in Engineering and Applied Science (1987), Mr. Carusone managed research activities in University of Toronto's Institute for Aerospace Studies' Space Robotics Group.

We believe Mr. Carusone is qualified to serve on our Board of Directors because of his knowledge of our company's history and current operations, which he gained from working for our company as described above, in addition to his education and business experiences as described above.

Paul Richardson

Mr. Richardson was appointed as a Director of our company on September 15, 2011.

Mr. Richardson is a pharmaceutical senior executive with more than 30 years of experience in US and global commercialization, product and business development, and organizational leadership. He brings significant expertise in sales management, business development, licensing, acquisition, commercialization and strategic marketing to PediatRx. Mr. Richardson most recently held the position of Regional President of Pfizer's North America Specialty Care business unit with direct accountability for the delivery, in 2010, of over $4.5 billion of annual revenue and associated profitability targets.

From 2006 until 2008, Mr. Richardson was Vice President and Therapeutic Cluster Lead for pain, inflammation, sex health, urology, respiratory and ophthalmology in Pfizer's Worldwide Commercial Development Group. Between 2003 and 2006, Mr. Richardson served as Vice President of Pfizer's diversified products, targeted brands and dermatology and ophthalmology therapy areas. Prior to 2004, Mr. Richardson served in a several roles of increasing senior responsibility with the Upjohn Company, Pharmacia and Upjohn and Pharmacia. He holds a BSc (honors) in Physiology from the University of Leeds, United Kingdom.

We believe Mr. Richardson is qualified to serve on our Board of Directors because of his education and business experiences as described above.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended February 29, 2012, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Committees of the Board

Our Board of Directors held no formal meetings during the year ended February 29, 2012. All proceedings of our Board of Directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held.

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

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our Board of Directors has determined that while we have a board member (David L. Tousley) that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, we do not have a board member that qualifies as "independent" as the term is used by NASDAQ Marketplace Rule 5605(a)(2).

We believe that our Board of Directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Board of Directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the Board of Directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended February 29, 2012; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended February 29, 2012 and February 28, 2011, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Dr. Cameron Durrant(1) President, Chief Executive Officer and Director	2012 2011	$208,333 $178,667	None None	None None	None None	None None	None None	None None	$208,333 $178,667

Joseph Carusone(2) Vice President, Investor Relations and Director and Former President, CEO, CFO, Secretary and Treasurer	2012 2011	None None	None None	None None	None None	None None	None None	None None	None None

David Tousley(3) Secretary, Treasurer, Chief Financial Officer and Director	2012 2011	$200,000 $133,333	None None	None None	$427,800 None	None None	None None	None None	$627,800 $133,333

Jorge Rodriguez(4) Vice President and Chief Commercial Officer	2012 2011	$119,942 $100,000	None None	None None	$260,400 None	None None	None None	None None	$380,342 $100,000

(1)

Dr. Cameron Durrant was appointed as our President, Chief Executive Officer and a director on November 17, 2010. Prior to that date, Dr. Durrant served as President and Chief Executive Officer of PediatRx Inc., our wholly owned subsidiary, since July 1, 2010 and served as an advisor to the company from May 28, 2010 until July 1, 2010. During the fiscal year ended February 29, 2012, Dr. Durrant was not granted any stock options.

(2)

Joseph Carusone served as our President, CEO, CFO, Secretary and Treasurer with no compensation until the appointments of Dr. Durrant and Mr. Tousley in those capacities. Mr. Carusone is currently a director and Vice President, Investor Relations.

(3)

David Tousley was appointed as our Secretary, Treasurer, Chief Financial Officer and a director on November 17, 2010. Prior to that date, Mr. Tousley served as Secretary, Treasurer, Chief Financial Officer and a director of PediatRx Inc., our wholly owned subsidiary, since July 1, 2010. During the fiscal year ended February 29, 2012, Mr. Tousley was granted 690,000 stock options with a fair value of $427,800. For the twelve month period ended February 29, 2012 $142,600 has been recorded as stock based compensation expense. Assumptions used in the calculation of the fair value of options issued is described in the footnotes to our financial statements.

(4)

Jorge Rodriguez was appointed our Vice President and Chief Commercial Officer on November 17, 2010. Prior to that date, Mr. Rodriguez served as Chief Commercial Officer of PediatRx Inc., our wholly owned subsidiary, since July 1, 2010. During the fiscal year ended February 29, 2012, Mr. Rodriguez was granted 420,000 stock options with a fair value of $260,400. For the twelve month period ended February 29, 2012 $65,100 has been recorded as stock based compensation expense. On December 15, 2011, Mr. Rodriguez, resigned from all positions with the company and the Company entered into an agreement with Mr. Rodriguez pursuant to which it terminated his employment agreement and amended his stock option agreement (dated March 4, 2011) in order to terminate all unvested options effective immediately and to extend the exercise period for his 105,000 vested options to December 15, 2012. Assumptions used in the calculation of the fair value of options issued is described in the footnotes to our financial statements.

Employment Agreements

Dr. Cameron Durrant

Effective May 28, 2010, we entered into a consulting agreement with Dr. Cameron Durrant, a shareholder of our company, to assist management in the identification of opportunities available to us in the healthcare industry and to recommend terms of potential acquisitions. Under the agreement, we agreed to compensate Dr. Durrant on a time-spent basis at the rate of $1,000 per day, plus reimbursement of reasonable associated expenses. Dr. Durrant's agreement with our company dated May 28, 2010 was terminated in lieu of the September 24, 2010 agreement with PediatRx.

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

During the twelve month period ended February 29, 2012, we incurred consulting fees of $208,333 (February 28, 2011 - $178,667, 2010 – $0, cumulative – $387,000) in connection with Dr. Durrant's consulting agreements. We have recorded a payable to Dr. Durrant of $170,253 and $75,423 related to consulting fees as of February 29, 2012 and February 28, 2011, respectively. In addition, we have recorded a payable to Dr. Durrant of $51,342 and $85,572 related to business establishment expenses incurred by Dr. Durrant that are unreimbursed to him as of February 29, 2012 and February 28, 2011, respectively.

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

Effective March 4, 2011, we granted 690,000 stock options to David Tousley, our Chief Financial Officer and a director of our company. The stock options are exercisable at the exercise price of $1.14 per share until March 4, 2016 and vest on a quarterly basis over three years, beginning on June 4, 2011. Assumptions used in the calculation of fair value are described in the footnotes to our financial statements.

Effective March 1, 2012, we gave notice to Mr. Tousley that we will be terminating his employment agreement pursuant to Section 6.3(b) of the agreement. As a result, Mr. Tousley's employment agreement will cease effective October 31, 2012.

Jorge Rodriguez

On September 14, 2010, with retroactive effect to July 1, 2010, we entered into an employment agreement with Mr. Jorge Rodriguez, Chief Commercial Officer of PediatRx. Pursuant to the employment agreement, Mr. Rodriguez agreed to perform such duties as are regularly and customarily performed by the Chief Commercial Officer of a corporation in consideration for, among other things, $150,000 per annum. Mr. Rodriguez was also eligible to receive an annual bonus and an annual stock option award at the end of each year at the discretion of the Board of Directors of PediatRx. The term of the employment agreement was two years from July 1, 2010, unless both parties agreed to extend.

Effective March 4, 2011, we granted 420,000 stock options to Jorge Rodriguez, our Vice President and Chief Commercial Officer. The stock options were exercisable at the exercise price of $1.14 per share until March 4, 2016 and vested on a quarterly basis over three years, beginning on June 4, 2011.

On December 15, 2011, Mr. Rodriguez, resigned from all positions with the company and the Company entered into an agreement with Mr. Rodriguez pursuant to which it terminated his employment agreement and amended his stock option agreement (dated March 4, 2011) in order to terminate all unvested options effective immediately and to extend the exercise period for his 105,000 vested options to December 15, 2012. In connection with the termination, the Company paid Mr. Rodriguez the amount of $19,500.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of February 29, 2012.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Cameron Durrant	None	None	None	None	None	None	None	None	None
Joseph Carusone	None	None	None	None	None	None	None	None	None

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
David Tousley	172,500	517,500	None	$1.14	03/04/2016	None	None	None	None
Jorge Rodriguez	105,000(1)	None	None	$1.14	12/15/2012	None	None	None	None

(1)

On December 15, 2011, Mr. Rodriguez, resigned from all positions with our company and we entered into an agreement with Mr. Rodriguez pursuant to which we terminated his employment agreement and amended his stock option agreement (dated March 4, 2011) in order to terminate all unvested options effective immediately and to extend the exercise period for his 105,000 vested options to December 15, 2012.

Compensation of Directors

Our Board of Directors has received no compensation to date and there are no plans to compensate them in the near future, unless and until we become profitable in our business operations. We may issue options in the future as we retain the services of independent directors.

The table below shows the compensation of our directors for their services as directors for our last completed fiscal year ended February 29, 2012:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Cameron Durrant	None	None	None	None	None	None	None
Joseph Carusone	None	None	None	None	None	None	None
David Tousley	None	None	None	None	None	None	None
Paul Richardson(1)	None	None	$11,500	None	None	None	$11,500

(1)

Paul Richardson was appointed as a director on September 15, 2011. During the fiscal year ended February 29, 2012, Mr. Richardson was granted 50,000 stock options with a fair value of $11,500. For the twelve month period ended February 29, 2012 $2,875 has been recorded as stock based compensation expense. Assumptions used in the calculation of fair value are described in the footnotes to our financial statements.

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

Pursuant to the terms of the employment agreement with David Tousley, our Secretary, Treasurer and Chief Financial Officer, if the agreement is terminated for other than just cause by us then we agreed to continue to pay Mr. Tousley his base salary for the Termination Notice Period (defined as the period of six months plus two months per year of engagement of Mr. Tousley up to a maximum of twelve months) or, at our discretion to pay a lump sum amount equal to Mr. Tousley's base monthly salary times the number of months in the Termination Notice Period. Mr. Tousley may also be entitled to a pro-rata performance bonus based upon an objective evaluation by us of his achievement of certain pre-determined goals as of the date of termination.

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

Effective March 1, 2012, we gave notice to Mr. Tousley that we will be terminating his employment agreement pursuant to Section 6.3(b) of his agreement. As a result, Mr. Tousley's employment agreement will cease effective October 31, 2012.

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

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class [1]
Common Stock	Cameron Durrant 90 Fairmount Road West Califon, NJ 07830-3330	4,250,000 [2]	Direct	20.40%
Common Stock	Joseph Carusone 901-360 Bay Street Toronto, ON M5H 2V6	1,000,000 [3]	Direct/ Indirect [3]	4.80%
Common Stock	David Tousley 14610 Pawnee Lane Leawood, KS 66224	630,000 [4]	Direct	2.99%
Common Stock	Paul Richardson 17 Country Oaks Road Lebanon, NJ 08833	37,500 [5]	Direct	*
Common Stock	Jorge Rodriguez 10341 SW 45th Street Miami, FL 33165	105,000 [6]	Direct	*
	Directors & Executive Officers as a group (4 persons) [7]	5,917,500		28.04%

* Less than 1%.

[1]

Percentage of ownership is based on 20,836,000 common shares issued and outstanding as of May 18, 2012. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

[2]	Includes 2,833,333 shares of common stock subject to a lockup agreement until December 15, 2015.
[3]	Includes 600,000 shares of common stock held by OPEX Energy Corp. Mr. Carusone is the President and a director of OPEX Energy Corp. and holds voting and dispositive control over these shares.
[4]	Includes 230,000 stock options exercisable within 60 days and 266,666 shares of common stock subject to a lockup agreement until December 15, 2015.
[5]	Consists of 37,500 stock options exercisable within 60 days.
[6]	Consists of 105,000 stock options exercisable within 60 days.
[7]	Does not include Jorge Rodriguez who resigned from all positions with our company on December 15, 2011.

Changes in Control

On January 26, 2012, we entered into a term sheet with Apricus Biosciences, Inc., which included a non-binding expression of interest in the merger of our company with Apricus. See "Item 1. Business – Our Business."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Except as disclosed below, since March 1, 2010, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($13,384), and in which any of the following persons had or will have a direct or indirect material interest:

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

During the year ended February 28, 2011, Joseph Carusone, an officer and director of our company made contributions to capital for management fees in the amount of $3,000 and for rent in the amount of $600. There were no contributions to capital for management fees or rent made by Mr. Carusone for the year ended February 29, 2012

Effective May 28, 2010 we entered into a consulting agreement with Dr. Cameron Durrant, a shareholder of our company, to assist us in the identification of opportunities available to us in the healthcare industry and to recommend terms of potential acquisitions. Under the agreement, we were to compensate Dr. Durrant on a time-spent basis at the rate of $1,000 per day, plus reimbursement of reasonable associated expenses. Dr. Durrant's agreement with the Company dated May 28, 2010 was terminated in lieu of the September 24, 2010 agreement with PediatRx.

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

During the twelve month period ended February 29, 2012, we accrued a total of $208,333 (February 28, 2011 – $178,667, February 28, 2010 – none, cumulative – $387,000) and paid $113,503 in connection with Dr. Durrant's consulting agreements. During the twelve month period ended February 28, 2011 we accrued an additional 84,250 in expenses paid by him related to the establishment of PediatRx of which $34,536 has been repaid as of February 29, 2012. Interest associated with such accrued consulting and other expenses was accrued at 5% per annum through December 31, 2010. The largest amount outstanding to Dr. Durrant since March 1, 2010 was $221,595, including accrued interest of $1,628. As of February 29, 2012, we owed Dr. Durrant a total of $221,595 (consulting fees of $170,253, other expenses of $49,714 and interest of $1,628 (February 28, 2011 – $160,996).

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

As of March 1, 2012, we gave notice to Mr. Tousley that we will be terminating the employment agreement between Mr. Tousley and us pursuant to Section 6.3(b) of his Employment Agreement. As a result, Mr. Tousley's employment agreement will cease effective October 31, 2012.

On September 14, 2010, with retroactive effect to July 1, 2010, we entered into an employment agreement with Mr. Jorge Rodriguez, Chief Commercial Officer of PediatRx. Pursuant to the employment agreement, Mr. Rodriguez agreed to perform such duties as are regularly and customarily performed by the Chief Commercial Officer of a corporation in consideration for, among other things, $150,000 per annum. Mr. Rodriguez was also eligible to receive an annual bonus and an annual stock option award at the end of each year at the discretion of our Board of Directors. The term of the employment agreement was two years from July 1, 2010, unless both parties agreed to extend.

Effective March 4, 2011, we granted 420,000 stock options to Jorge Rodriguez, our Vice President and Chief Commercial Officer. The stock options were exercisable at the exercise price of $1.14 per share until March 4, 2016 and vested on a quarterly basis over three years, beginning on June 4, 2011.

On December 15, 2011, Mr. Rodriguez, resigned from all positions with the company and we entered into an agreement with Mr. Rodriguez pursuant to which we terminated his employment agreement and amended his stock option agreement (dated March 4, 2011) in order to terminate all unvested options and to extend the exercise period for his 105,000 vested options to December 15, 2012. In connection with the termination, we paid Mr. Rodriguez the amount of $19,500.

Director Independence

Our common stock is quoted on the OTC Bulletin Board operated by FINRA (the Financial Industry Regulatory Authority), which does not impose any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or employee of the company. Because Cameron Durrant, David Tousley and Joseph Carusone serve in executive capacities, we determined that Paul Richardson is our only "independent director" as that term is defined by NASDAQ Marketplace Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the years ended February 29, 2012 and February 28, 2010 for professional services rendered by Horne LLP, Certified Public Accountants, our independent registered public accounting firm since May 31, 2010:

Fees	2012	2011
Audit Fees	$36,000	$47,000
Audit Related Fees	-	-
Tax Fees	4,700	-
Other Fees	-	-
Total Fees	$40,700	$47,000

The following table sets forth the fees billed to our company for the years ended February 29, 2012 and February 28, 2010 for professional services rendered by James Stafford, Chartered Accountants, our prior independent registered public accounting firm:

Fees	2012	2011
Audit Fees	$-	$3,588
Audit Related Fees	-	2,211
Tax Fees	-	-
Other Fees	3,500	3,000
Total Fees	$3,500	$8,799

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

10.36	Form of Stock Option Agreement (attached as an exhibit to our current report on Form 8-K filed on September 15, 2011

10.37	Independent Contractor Agreement effective July 1, 2011 with Cameron Durrant (attached as an exhibit to our current report on Form 8-K filed on September 30, 2011)
10.38	Amendment to Stock Option Agreement, Waiver and Release dated December 15, 2011 with Jorge Rodriguez (attached as an exhibit to our quarterly report on Form 10-Q filed on January 17, 2012)
10.39

Binding term sheet for (1) Granisol and Aquoral US Co-promotion Agreement, (2) Sale of ex-US rights for Granisol and non-binding term sheet for merger of PediatRx Inc. and Apricus Biosciences, Inc. dated January 26, 2012 (attached as an exhibit to our current report on Form 8-K filed on January 27, 2012)

10.40*	Asset Purchase Agreement dated February 21, 2012 with Apricus Biosciences, Inc.
10.41*	Co-Promotion Agreement dated February 21, 2012 with Apricus Biosciences, Inc. (portions of the exhibit have been omitted pursuant to a request for confidential treatment)
10.42*	Form of $50,000 Promissory Note Amendment dated April 19, 2012
10.43*	Form of $250,000 Promissory Note Amendment dated April 19, 2012
31.1*	Certification of Cameron Durrant Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification of David L. Tousley Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Cameron Durrant Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification of David L. Tousley Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDIATRX INC.

By:/s/Cameron Durrant
Cameron Durrant
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 18, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/Cameron Durrant
Cameron Durrant
President, Chief Executive Officer and Director
(Principal Executive Officer)
Date: May 18, 2012

By:/s/David L. Tousley
David L. Tousley
Secretary, Treasurer, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)
Date: May 18, 2012

By:/s/Joseph Carusone
Joseph Carusone
Director
Date: May 18, 2012

By:/s/Paul Richardson
Paul Richardson
Director
Date: May 18, 2012