Form 10-Q
period 2012-05-31
PediatRx Inc.
filed 2012-07-13
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to ________________

Commission File Number: 000-52218

PEDIATRX INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2590810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

90 Fairmount Road West, Califon, New Jersey 07830
(Address of principal executive offices) (Zip Code)

(908) 975-0753
(Registrant's telephone number, including area code)

N/A
Former name, former address and former fiscal year, if changed since last report)

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

Yes [  ]          No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 20,836,000 shares of common stock are issued and outstanding as of July 13, 2012.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

PediatRx Inc.
(A Development Stage Company)

Financial Statements
May 31, 2012

PediatRx Inc.
(A Development Stage Company)
Balance Sheets

	As of	As of
	May 31,	February 28,
	2012	2012
	(Unaudited)	(Audited)
Assets

Current assets
Cash and cash equivalents	$198,136	$258,140
Accounts receivable, net of reserves	94,140	106,635
Inventories, net of reserve for obsolescence	-	2,169
Prepaid expenses	12,929	17,349

Total current assets	305,205	384,293

Intangible assets, net of accumulated amortization	720,970	743,040
Security deposits	992	992

Total assets	$1,027,167	$1,128,325

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$474,621	$382,960
Promissory notes	500,000	500,000

Total current liabilities	974,621	882,960

Stockholders’ equity

Capital stock
Authorized
150,000,000 common shares, par value $0.0001
Issued and outstanding
February 28, 2012 – 20,836,000 common shares
May 31, 2012 – 20,836,000 common shares	2,084	2,084
Additional paid-in capital	2,626,745	2,494,607
Deficit accumulated during the development stage	(2,576,283)	(2,251,326)

Total stockholders' equity	52,546	245,365

Total liabilities and stockholders' equity	$1,027,167	$1,128,325

The accompanying notes are an integral part of these financial statements.

PediatRx Inc.
(A Development Stage Company)
Statements of Operations

	For the period
	from the date	For the three	For the three
	of inception on	month period	month period
	March 18, 2005	ended	ended
	to May 31, 2012	May 31, 2012	May 31, 2011
Net revenues	$1,116,435	$68,577	$103,020

Cost of Goods Sold	333,187	28,186	16,732

Gross Margin	783,248	40,391	86,288

Expenses
Bank charges and interest	7,370	918	599
Employee expenses	564,551	55,464	97,180
Stock based compensation	346,050	132,138	57,350
Consulting fees	619,142	2,024	66,090
Marketing expense	605,173	11,280	169,220
Travel expense	62,054	2,712	11,932
Filing fees	37,096	2,846	4,139
Interest expense	47,173	6,198	9,396
Investor relations	21,733	2,027	7,382
Legal and accounting fees	481,278	91,915	44,058
Licenses and permits	69,866	1,615	5,587
Management fees	48,000	-	-
Mineral property expenditures	15,124	-	-
Office expenses	16,600	1,339	3,209
Insurance expense	136,296	19,225	5,612
Regulatory expense	117,798	12,277	29,854
Rent	19,406	-	1,592
Transfer agent fees	26,669	1,300	1,055
Website development	14,352	-	-
Amortization expense	161,850	22,070	22,070
State franchise tax	1,850	-	1,175
Write down of mineral property acquisition costs	5,000	-	-

Total Expenses	3,424,431	365,348	537,500

Gain on sale of product rights	64,900	-	-

Net loss for the period	$(2,576,283)	$(324,957)	$(451,212)

Basic and diluted loss per common share		$(0.016)	$(0.022)

Weighted average number of common shares used in per share calculations		20,836,000	20,836,000

The accompanying notes are an integral part of these financial statements.

PediatRx Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)

				Deficit,
				accumulated	Total
			Additional	during the	stockholders’
	Number of	Capital	paid-in	development	equity
	shares issued	stock	capital	stage	(deficit)
Balance as of March 18, 2005 (inception)	-	$-	$-	$-	$-
Restricted common shares issued for cash ($0.0005 per share) – September 2005	10,000,000	1,000	4,000	-	5,000
Contributions to capital by related parties – expenses	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance as of February 28, 2006	10,000,000	1,000	4,600	(21,237)	(15,637)
Common shares issued for cash ($0.005 per share) – May 2006	10,000,000	1,000	49,000	-	50,000
Common shares issued for services ($0.005 per share) – August 2006 and February 2007	6,000	1	29	-	30
Contributions to capital by related parties – expenses	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance as of February 28, 2007	20,006,000	2,001	65,029	(72,127)	(5,097)
Contributions to capital by related parties – expenses	-	-	14,400	-	14,400
Common shares returned and cancelled for cash ($0.005 per share) – April 2007	(1,000,000)	(100)	(4,900)	-	(5,000)
Common shares issued for cash ($0.01 per share) – May 2007	1,000,000	100	4,900	-	5,000
Net loss for the year	-	-	-	(65,411)	(65,411)

Balance as of February 29, 2008	20,006,000	2,001	79,429	(137,538)	(56,108)
Contributions to capital by related parties – expenses	-	-	14,400	-	14,400
Contributions to capital by related parties – loan forgiveness	-	-	38,950	-	38,950
Common shares issued for cash ($0.10 per share) – November 2008	500,000	50	49,950	-	50,000
Net loss for the year	-	-	-	(53,957)	(53,957)

Balance as of February 28, 2009	20,506,000	2,051	182,729	(191,495)	(6,715)
Contributions to capital by related parties – expenses	-	-	14,399	-	14,399
Net loss for the year	-	-	-	(58,201)	(58,201)

Balance as of February 28, 2010	20,506,000	2,051	197,128	(249,696)	(50,517)
Contributions to capital by related parties – expenses	-	-	3,600	-	3,600
Common shares issued for cash ($0.20 per share) – June 2010	1,500,000	150	299,850	-	300,000
Common shares issued for cash ($0.50 per share) – July 2010	1,500,000	150	749,850	-	750,000
Common shares issued for cash ($1.00 per share) – November 2010	825,000	83	824,917	-	825,000
Common shares returned and cancelled – November 2010	(3,700,000)	(370)	370	-	-
Common shares issued for debt cancellation ($1.00 per share) – November 2010	205,000	20	204,980	-	205,000
Net loss for the year	-	-	-	(1,049,087)	(1,049,087)

Balance as of February 28, 2011	20,836,000	2,084	2,280,695	(1,298,783)	983,996

Stock based compensation	-	-	213,912	-	213,912
Net loss for the year	-	-	-	(952,543)	(952,543)

Balance as of February 29, 2012	20,836,000	2,084	2,494,607	(2,251,326)	245,365

Stock based compensation	-	-	132,138	-	132,138
Net loss for the period	-	-	-	(324,957)	(324,957)

Balance as of May 31, 2012	20,836,000	$2,084	$2,626,745	$(2,576,283)	$52,546

The accompanying notes are an integral part of these financial statements.

PediatRx Inc. (A Development Stage Company) Statements of Cash Flows
	For the period
	from the date	For the three	For the three
	of inception on	month period	month period
	March 18, 2005	ended	ended
	to May 31, 2012	May 31, 2012	May 31, 2011
Cash flows from operating activities
Net loss for the period	$(2,576,283)	$(324,957)	$(451,212)
Adjustments to reconcile loss to net cash used in operating activities
Amortization expense	161,850	22,070	22,070
Inventory obsolescence expense	90,500	-	-
Gain on sale of product rights	(64,900)	-	-
Contributions to capital by related parties – expenses	58,799	-	-
Contributions to capital by related party – forgiveness of debt	38,950	-	-
Common shares issued for services	30	-	-
Write down of mineral property acquisition costs	5,000	-	-
Stock based compensation	346,050	132,138	57,350
Changes in operating assets and liabilities; net of effects from acquisition of Granisol product line and mineral property interest
Decrease (increase) in accounts receivable	(94,140)	12,495	4,080
Decrease in inventories	26,680	2,169	3,255
Decrease (increase) in prepaids and deposits	(13,921)	4,420	332
Increase in accounts payable and accrued liabilities	479,621	91,661	13,411

Cash used in operating activities	(1,541,764)	(60,004)	(350,714)

Cash flows from investing activities
Acquisition of mineral property interest	(10,000)	-	-
Proceeds from sale of product rights	64,900	-	-
Acquisition of Granisol product line	(1,000,000)	-	-

Cash used in investing activities	(945,100)	-	-

Cash flows from financing activities
Decrease in due to related party	-	-	-
Proceeds from issuance of promissory notes	705,000	-	250,000
Common shares returned to treasury	(5,000)	-	-
Proceeds from issuance of common stock	1,985,000	-	-

Cash provided by financing activities	2,685,000	-	250,000

Increase (decrease) in cash and cash equivalents	198,136	(60,004)	(100,714)

Cash and cash equivalents, beginning of period	-	258,140	549,392
Cash and cash equivalents, end of period	$198,136	$198,136	$448,678

The accompanying notes are an integral part of these financial statements.

1.	Basis of Presentation

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

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended February 29, 2012.

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

On September 12, 2011 the Company entered into a co-promotion agreement with Bi-Coastal Pharmaceutical Corp. (“Bi-Coastal”). Pursuant to the co-promotion agreement, Bi-Coastal granted the Company the non-exclusive right to promote Aquoral™ within the United States of America. Aquoral, another oncology supportive care product, is an FDA-cleared treatment for xerostomia (the medical term for dry mouth due to a lack of saliva). Xerostomia is especially prevalent in patients undergoing various treatments for cancer and those with Sjogren’s syndrome. The Company is required to include Aquoral in no less than 85% of its sales calls.

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

On January 26, 2012, the Company entered into a binding term sheet (the "Term Sheet") with Apricus Biosciences, Inc. ("Apricus") for (1) a Co-Promotion Agreement in the United States for Granisol (the "Co-Promotion Agreement"), (2) the assignment of its Co-Promotion Agreement with Bi-Coastal for Aquoral to Apricus (the "Assignment Agreement”) and (3) a Sale Agreement for Granisol outside of the United States (the "Asset Purchase Agreement"). Also in the Term Sheet, the Company entered into a non-binding arrangement (the "Arrangement") for the sale of the Company to Apricus in a proposed merger transaction (the "Acquisition").

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

As consideration for entering into these three Agreements the Company received an initial payment of $325,000 from Apricus. The agreements also provide for the payment to the Company of a royalty that will be calculated based upon Apricus' United States generated net operating income related to Granisol. The Company has recognized revenues of $260,000 associated with the exclusive rights for Apricus to commercialize Granisol in six U.S. states. In addition, the Company has recognized a gain from sale of product rights totaling $64,900 associated with the Asset Purchase Agreement.

The binding term sheet between the Company and Apricus contemplates, in addition to the transactions reflected in the three agreements described above, a non-binding expression of interest in the merger of the Company with Apricus. The non-binding portion of the term sheet contemplated that the Company would be acquired by Apricus in a merger in exchange for $4,000,000, to be paid in the common stock of Apricus, with $3,600,000 distributed to the shareholders of the Company immediately and $400,000 held back from shares that would be distributed to the Company's Chief Executive Officer and Chief Financial Officer for a period of six months as an indemnity for breaches by the Company of its representations and warranties. Additionally, it contemplated that Apricus would assume certain debt and liabilities of the Company up to $675,000. The side letter referred to above refines the timing with respect to the parties' agreement that Apricus would pay to the Company an additional fee as full consideration for the Co-Promotion Agreement and the Asset Purchase Agreement (in the form of restricted stock of Apricus having a value of $1,000,000) if the two companies did not merge by June 1, 2012, (or such other date as may be mutually agreed to by the Parties) unless, prior to that date, the Company filed for bankruptcy or the Granisol asset was materially impaired.

On June 27, 2012, the Company entered in to a Termination Agreement (the “Termination Agreement”) with Apricus Biosciences, Inc. (“Apricus”) pursuant to which the parties acknowledged that they have formally terminated discussion regarding the proposed merger of the two companies.

Pursuant to the Termination Agreement, Apricus has agreed to issue and deliver to the Company 373,134 shares of its common stock in full satisfaction of its obligation to pay the Company $1,000,000 in common stock as additional consideration under each of the Asset Purchase Agreement and Co-Promotion Agreement.

In addition, pursuant to the Termination Agreement, Apricus has agreed to file a Registration Statement on Form S-3 by July 31, 2012, registering these shares for resale. At such time as the shares become eligible for resale pursuant to a valid and effective registration statement or pursuant to an exemption from the registration requirement of the Securities Act of 1933, including Rule 144, the Company has agreed that if it proposes to sell any of the shares on a public market or quotation service, it will only be permitted to sell on any given trading day, such number of shares as does not exceed 5% of the average daily volume of the Apricus’s common stock traded in the previous five trading days.

PediatRx intends to utilize the proceeds from the sale of Apricus common stock, when and if it is able to sell the shares, to pay off certain notes payable and other liabilities. The value of the stock may be more than or less than $1,000,000 in the aggregate if and when all of the 373,134 shares are sold. This will be dependent on the actual share price of Apricus stock and does not take into account any stockbroker commissions. The Company is investigating other business development and strategic alternatives.

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, Development Stage Entities. The Company has devoted substantially most of its efforts to the initial marketing of Granisol and has been seeking to secure rights to other pharmaceutical products through acquisition, licensing and reformulation activities.

The Company has a loss of $324,957 for the three month period ended May 31, 2012 (May 31, 2011 – $451,212, cumulative – $2,576,283) and a working capital deficit at May 31, 2012 of $669,416 (February 28, 2012 – working capital deficit of $498,667). The Company's financial statements as of May 31, 2012 and for the three month period ended May 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. As of May 31, 2012, the Company's assets consisted of cash and cash equivalents of $198,136 and accounts receivable from product sales, net of sales allowances, of $94,140. Management believes that the Company's capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending February 28, 2013. The Company had fully intended to pursue the merger with Apricus. Pursuant to the Termination Agreement, the Company will utilize the proceeds from sales of Apricus common stock to pay certain notes payable and other liabilities and is investigating business development and other strategic alternatives. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital, secure additional lending in the near future or complete business development activities which leverage remaining Granisol opportunities, management expects that the Company will need to curtail or cease operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of May 31, 2012 the Company was in the process of transitioning to its new operating business and expects to incur operating losses for the next twelve months as it moves forward with its co-promotion efforts with Apricus for Granisol.

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

4.	Promissory Notes

	May 31,	February 29,
	2012	2012

Issued on June 15, 2009, this unsecured promissory note, bearing interest at five percent (5%) per annum on the principal balance of $50,000, was originally due on June 15, 2011. Effective May 18, 2011 this promissory note was amended whereby the maturity date of the note was extended until June 15, 2012. Effective April 19, 2012, this promissory note was amended again, whereby the maturity date of the note was extended until August 15, 2012. The principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 5% per annum commencing on the date of the promissory note and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty.

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

Issued on May 6, 2011 this unsecured promissory note, bearing interest at five percent (5%) per annum on the principal balance of $250,000, was originally due on May 6, 2012. Effective April 19, 2012 this promissory note was amended whereby the maturity date of the note was extended until August 15, 2012. The principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 5% per annum commencing on the date of the promissory note and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty with a minimum of six months interest due if repaid prior to the six month anniversary.

	250,000	250,000
Total Promissory Notes	$500,000	$500,000

5.	Related Party Transactions

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

On September 24, 2010, with retroactive effect to July 1, 2010, the Company entered into a second consulting agreement with Dr. Cameron Durrant. Pursuant to the consulting agreement, Dr. Durrant agreed to perform such duties as are regularly and customarily performed by the Chief Executive Officer of a corporation. The term of the consulting agreement is one year from July 1, 2010, unless both parties agree to extend. On July 1, 2011, the agreement was extended for an additional two year period. On January 1, 2012, Dr. Durrant agreed to forgo any further consulting fees.

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

During the three month period ended May 31, 2012, the Company incurred consulting fees of $0 (May 31, 2011 - $62,500, cumulative – $387,000) in connection with Dr. Durrant's consulting agreements. The Company has recorded a payable to Dr. Durrant of $170,253 related to consulting fees as of May 31, 2012 and February 29, 2012. In addition, the Company has recorded a payable to Dr. Durrant of $51,342 related to business establishment expenses incurred by Dr. Durrant that are unreimbursed to him as of May 31, 2012 and February 29, 2012.

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

As of March 1, 2012, the Company gave notice to Mr. Tousley, that it will be terminating the employment agreement between Mr. Tousley and the Company pursuant to Section 6.3(b) of Mr. Tousley's Employment Agreement. As a result, Mr. Tousley's employment agreement will cease effective October 31, 2012.

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

A summary of the status of the Company’s outstanding stock option activity for the three months ended May 31, 2012 is as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Balance, February 29, 2012	887,500	$1.13
Cancelled	(887,500)	$1.13
Balance, May 31, 2012	-	$1.13

As of February 29, 2012, unrecognized compensation costs related to non-vested stock option awards totaled $306,189. During the quarter ended May 31, 2012, unrecognized compensation costs was reduced by approximately $178,000 for estimated forfeitures of unvested stock options a result of notice provided to Mr. Tousley of termination of his employment agreement effective October 31, 2012. On May 23, 2012, the Company agreed with all option holders to cancel any and all options outstanding as of that date. As a result, the Company expensed all unrecognized compensation costs as of the cancelation date. Total stock-based compensation expense for the three months ended May 31, 2012 and 2011 was $132,138 and $57,350, respectively. The weighted average fair value of stock options granted during the three months ended May 31, 2011 was $0.62. There were no stock options granted during the three months ended May 31, 2012.

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted during the periods:

	May 31,	May 31,
	2012	2011
Risk-free interest rate	NA	2.17%
Expected life of options	NA	3.5 years
Annualized volatility	NA	77.76%
Dividend rate	NA	0

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

The Company has losses to carry forward for income tax purposes as of May 31, 2012. There are no current or deferred tax expenses for the period ended May 31, 2012 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

A reconciliation between the income tax expense recognized in the Company’s statements of operations and the income tax expense (benefit) computed by applying the domestic federal statutory income tax rate to the net loss for the three month periods ended May 31, 2012 and 2011 is as follows:

	Three Months Ended May 31,
	2012	2011
Income tax benefit at federal statutory rate (34%)	(110,485)	(153,412)
State income tax benefit	(12,950)	(21,356)
Non-deductible stock based compensation	36,363	19,499
Change in valuation allowance	89,000	155,269
Other	(1,928)	-
Total income tax expense	$-	$-

The composition of the Company’s deferred tax assets as of May 31, 2012 and February 29, 2012 is as follows:

	As of	As of
	May 31,	February 29,
	2012	2012
Net operating loss carry-forward	$750,000	$695,000
Other	116,000	82,000
Less: Valuation allowance	(866,000)	(777,000)
Net deferred tax asset	$-	$-

As of May 31, 2012, the Company’s unused net operating loss carry forward of approximately $1,875,000 is available to offset future taxable income. The potential income tax benefit of these losses has been offset by a full valuation allowance. This unused net operating loss carry-forward balance expires at various dates from 2026 to 2032.

8.	Subsequent Events

The following events occurred after the three month period ended May 31, 2012:

(i)

On June 27, 2012, the Company entered in to a Termination Agreement (the “Termination Agreement”) with Apricus Biosciences, Inc. (“Apricus”) pursuant to which the parties acknowledged that they have formally terminated discussion regarding the proposed merger of the two companies.

Pursuant to the Termination Agreement, Apricus has issued and delivered to the Company 373,134 shares of its common stock in full satisfaction of its obligation to pay the Company $1,000,000 in common stock as additional consideration to be paid by Apricus under each of the Asset Purchase Agreement and Co-Promotion Agreement.

In addition, pursuant to the Termination Agreement, Apricus has agreed to file a Registration Statement on Form S-3 by July 31, 2012, registering these shares for resale. At such time as the shares become eligible for resale pursuant to a valid and effective registration statement or pursuant to an exemption from the registration requirement of the Securities Act of 1933, including Rule 144, the Company has agreed that if it proposes to sell any of the shares on a public market or quotation service, it will only be permitted to sell on any given trading day, such number of shares as does not exceed 5% of the average daily volume of Apricus’s common stock traded in the previous five trading days.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report contains forward-looking statements. All statements other than statements of historical facts contained in this quarterly report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or "continue" or the negative of these terms or other comparable terminology. Such forward-looking statements include, without limitation, statements regarding our future products, statements regarding our anticipated future regulatory submissions and statements regarding our anticipated future cash position.

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

As used in this quarterly report and unless otherwise indicated, the terms "we", "us", "PediatRx" and "our" refer to PediatRx Inc., a Nevada corporation. Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in PediatRx's capital stock.

Corporate Overview

We are a development stage enterprise, as defined in ASC Topic 915, "Development Stage Entities". We are devoting substantially all of our present efforts to the marketing of Granisol® (granisetron HC1) oral solution ("Granisol") and are seeking to secure the rights to other pharmaceutical products through acquisition, licensing and reformulation. Our company was incorporated under the laws of Nevada on March 18, 2005 under the name "Striker Energy Corp.". From inception until the summer of 2008, we were engaged in the mineral exploration business. During the summer of 2008, we abandoned our mineral exploration properties and made the transition to oil and gas. On July 23, 2010, our wholly owned subsidiary PediatRx Inc., a Nevada corporation, completed the acquisition of Granisol from Cypress Pharmaceutical, Inc. ("Cypress") and we abandoned our interest in the oil and gas business in favor of pursuing opportunities in the pharmaceutical industry. Effective December 28, 2010, we changed our name from "Striker Energy Corp." to "PediatRx Inc." to better reflect our new business. We effected this name change by a merger with our wholly-owned subsidiary, PediatRx Inc., a Nevada corporation.

Our Business

On June 17, 2010, we entered into a letter of intent with Cypress to acquire all of the assets associated with Granisol. First approved in 2008, Granisol is an oral, liquid granisetron HCl solution, formerly distributed by Hawthorn Pharmaceuticals, a wholly-owned subsidiary of Cypress. The Food and Drug Administration has approved Granisol's use in cancer care to prevent nausea and vomiting associated with cancer therapy. On June 18, 2010, we caused PediatRx Inc. to be incorporated as a wholly-owned subsidiary of Striker Energy Corp. under the laws of the state of Nevada. On July 23, 2010 we, through our wholly-owned subsidiary PediatRx Inc., acquired Granisol from Cypress and we turned our focus to the pharmaceutical industry and terminated our interest in oil and natural gas exploration. Effective December 28, 2010, we changed our name from "Striker Energy Corp." to "PediatRx Inc." to better reflect our new business. We effected this name change by a merger with our wholly-owned subsidiary, PediatRx Inc.

Granisol is our first acquisition. We were the sole distributor of Granisol and have focused our marketing efforts on specialists in the field of oncology and supportive care. We do not now, nor do we intend to manufacture our products. We contracted manufacturing to Therapex, a division of E-Z-EM Canada Inc., a subsidiary of E-Z-EM, Inc., the entity that manufactured Granisol for Cypress.

On September 12, 2011 we entered into a co-promotion agreement with Bi-Coastal Pharmaceutical Corp. ("Bi-Coastal"). Pursuant to the co-promotion agreement, Bi-Coastal granted us the non-exclusive right to promote Aquoral™ within the United States of America. Aquoral, a product which can be used in oncology supportive care, is an FDA-cleared treatment for xerostomia (the medical term for dry mouth due to a lack of saliva). Xerostomia is especially prevalent in patients undergoing various treatments for cancer and those with Sjogren's syndrome. We were required to include Aquoral in no less than 85% of our sales calls. In return for our promotional efforts, we were to receive compensation for each unit sold. The agreement with Bi-Coastal was for an initial term of two years and automatically renews for one year terms unless either party provides notice of non-renewal at least six months prior to the expiration of the then-current term. The agreement was terminable at any time, by either party, upon six months prior written notice to the other party and was also terminable for cause.

On January 26, 2012, we entered into a binding term sheet (the "Term Sheet") with Apricus Biosciences, Inc. ("Apricus") for (1) a Co-Promotion Agreement in the United States for Granisol (the "Co-Promotion Agreement"), (2) the assignment of our Co-Promotion Agreement with Bi-Coastal for Aquoral to Apricus (the "Assignment Agreement and (3) a Sale Agreement for Granisol outside of the United States (the "Asset Purchase Agreement"). Also in the Term Sheet, we entered into a non-binding arrangement (the "Arrangement") for the sale of our company to Apricus in a proposed merger transaction.

On February 21, 2012 we entered into three definitive agreements and one side letter (the “Letter Agreement”) with Apricus. The three definitive agreements consist of the Co-Promotion Agreement, the Assignment Agreement and the Asset Purchase Agreement. Pursuant to the Co-Promotion Agreement, we granted to Apricus the exclusive right to commercialize Granisol in six U.S. states and the non-exclusive right to commercialize Granisol in all other U.S. States, in addition to the right to manufacture Granisol. In addition, we have agreed that, for a period of five years from the effective date of the Co-Promotion Agreement, we will not license any co-promotion rights in the non-exclusive states to any third party. We have retained the right to commercialize Granisol in the non-exclusive states. We intend to book sales in the non-exclusive states that we generate through our own promotional efforts. Each party has agreed to cooperate with the other in respect of promotional materials and efforts on terms specified in the Co-Promotion Agreement.

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

The Term Sheet also contemplated a non-binding expression of interest in the merger of our company with Apricus. The Letter Agreement refined the timing with respect to the parties' agreement that Apricus would pay to our company $1,000,000 in Apricus unregistered common stock if our two companies did not merge by June 1, 2012, (or such other date as may be mutually agreed to by the parties). As of June 1, 2012, Apricus and our company had mutually agreed to terminate discussions regarding the proposed merger.

On June 27, 2012, we entered in to a Termination Agreement (the “Termination Agreement”) with Apricus pursuant to which the parties acknowledged that they have formally terminated discussions regarding the proposed merger of the two companies. Pursuant to the Termination Agreement, Apricus has issued and delivered to us 373,134 shares of its common stock in full satisfaction of its obligation to pay us $1,000,000 in common stock as additional consideration to be paid by Apricus under each of the Asset Purchase Agreement and Co-Promotion Agreement.

In addition, pursuant to the Termination Agreement, Apricus has agreed to file a Registration Statement on Form S-3 by July 31, 2012, registering these shares for resale. At such time as the shares become eligible for resale pursuant to a valid and effective registration statement or pursuant to an exemption from the registration requirement of the Securities Act of 1933, including Rule 144, we have agreed that if we propose to sell any of the shares on a public market or quotation service, we will only be permitted to sell on any given trading day, such number of shares as does not exceed 5% of the average daily volume of Apricus’s common stock traded in the previous five trading days.

We are no longer pursuing the merger with Apricus, but are continuing to focus our promotional efforts for Granisol on healthcare professionals, payers, end-users and their caregivers, and are investigating other business development and strategic alternatives.

Liquidity and Capital Resources

Our financial condition for the three month periods ended May 31, 2012 and 2011 and as of May 31, 2012 and February 28, 2012 for the respective items are summarized below.

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

Working Capital Deficit
	May 31,	February 29,
	2012	2012
Current assets	$305,205	$384,293
Current liabilities	974,621	882,960
Working capital deficit	$(669,416)	$(498,667)

From February 29, 2012 to May 31, 2012, our working capital deficit increased by $170,749, due primarily to cash used in operations for the three month period of approximately $60,000 as well as an increase in current liabilities of approximately $92,000 during the same period. Other current assets decreased by approximately $19,000.

Cash Flows
	Three Months Ended
	May 31,
	2012	2011
Cash used in operating activities	$(60,004)	$(350,714)
Cash used in investing activities	-	-
Cash provided by financing activities	-	250,000
Net decrease in cash	$(60,004)	$(100,714)

Cash Used in Operating Activities

Our cash used in operating activities for the three months ended May 31, 2012 compared to our cash used in operating activities for the three months ended May 31, 2011 decreased by $290,710, primarily due to a reduction in infrastructure costs, G&A consulting costs, regulatory and marketing expenses as a result of the co-promotion with Apricus. Apricus is now responsible for much of the commercialization expenses associated with Granisol.

Cash Provided by Financing Activities

Our cash provided by financing activities for the three months ended May 31, 2012 decreased by $250,000 compared to our cash provided by financing activities for the three months ended May 31, 2011. This decrease was due to financing activities consisting of the issuance during the three month period ended May 31, 2011 of a $250,000, 5% unsecured promissory note while no financing activity occurred during the same period in 2012.

Cash Used in Investing Activities

There was no cash used in investing activities for the three months ended May 31, 2012 or 2011.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three month periods ended May 31, 2012 and 2011.

Revenues

We recognized $68,577 in net product revenue during the three month period ended May 31, 2012 and $103,020 during the three month period ended May 31, 2011. During the three month period ended May 31, 2012 we recorded a reserve for returns as a charge against net product revenue of approximately $46,000 related to inventory at the wholesalers with less than six months dating, while during the same period in 2011 we recorded a charge for returns of only approximately $4,000.

Cost of Goods Sold

We recognized $28,186 in cost of goods sold during the three month period ended May 31, 2012, and $16,732 during the three month period ended May 31, 2011. During the 2011 period costs associated with distribution activities from the third party logistics provider were lower by approximately $12,000.

Our cost of goods sold consists primarily of our third-party manufacturing costs, third-party inventory management and distribution costs, wholesaler fee for services costs and freight-in on inventory purchases.

Expenses

The table below shows our expenses for the three month periods ended May 31, 2012 and 2011.

	Three Months Ended	Three Months Ended
	May 31, 2012	May 31, 2011
Expenses
Employee expenses	55,464	97,180
Stock based compensation	132,138	57,350
Consulting fees	2,024	66,090
Marketing expense	11,280	169,220
Travel expense	2,712	11,932
Interest expense	6,198	9,396
Legal and accounting fees	91,915	44,058
Insurance expense	19,225	5,612
Regulatory expense	12,277	29,854
Rent	-	1,592
General and administrative expense	10,045	23,146
Amortization	22,070	22,070
Total	$365,348	$537,500

Our expenses decreased by approximately $172,000 from $537,500 for the three months ended May 31, 2011 to $365,348 for the three months ended May 31, 2012.

This decrease was primarily due to decreases of approximately $198,000 in employee expenses, stock based compensation, consulting fees, marketing expenses and travel expenses from a total of approximately $402,000 for the three month period ended May 31, 2011 to approximately $204,000 for the three month period ended May 31, 2012. This decrease represents a transition from full time sales reps to commission only, reductions in other marketing programs, and reductions in employees and other consultants. This increase in stock based compensation expense is due to the accelerated amortization of fair value amounts due the stock option cancellations during the three month period ended May 31, 2012.

Additionally, there were decreases of approximately $4,000 in general and administrative expenses, including rent, insurance, interest expense and other general and administrative expenses from a total of approximately $40,000 for the three month period ended May 31, 2011 to $36,000 for the three month period ended May 31, 2012. These decreases are due primarily to general reductions in general and administration activities and the elimination of rent in the 2012 period.

Regulatory expenses also declined by approximately $18,000 from a total of approximately $30,000 for the three month period ended May 31, 2011 to $12,000 for the three month period ended May 31, 2012. This decrease is due primarily to initial set up fees in managing the regulatory aspects of our company in the 2011 period.

These decreases in expense were offset to some degree by an increase in legal and accounting expense of approximately $48,000 from approximately $44,000 in the three month period ended May 31, 2011 to approximately $92,000 for the same period in 2012 primarily related to legal work in connection with the co-promotion with Apricus as well as negotiations, term sheets and agreements related to the proposed merger with Apricus.

Cash Requirements

Our primary objective for the next twelve months is to continue to commercialize Granisol in the non-exclusive states and to support the co-promotion efforts of Apricus in the exclusive states.

Specifically, we estimate our operating expenses, excluding non-cash charges for stock based compensation and amortization, for the next 12 months to be as follows:

Expense	Amount
Bank charges and interest	$5,000
Filing fees	10,000
Investor relations	10,000
Legal and accounting fees	100,000
Licenses and permits	10,000
Marketing expense	80,000
Insurance expense	100,000
Personnel and consulting expense	100,000
Regulatory & pharmacovigilence expense	20,000
Transfer agent fees	5,000
Other general & administrative expense	30,000
Total:	$470,000

These expenses and working capital requirements may be offset to some degree by revenue generation from sales and co-promotion of Granisol. There can be no assurance that we will generate revenues significant enough to offset these expenses to some or any degree and that we will not have significant needs for other financing to support the activities of our company. As a result of the termination of merger discussions with Apricus, we have received 373,134 shares of Apricus common stock in full satisfaction of its obligation to pay us $1,000,000 in common stock. The value of the stock may be more or less than $1,000,000 in the aggregate if and when all of the 373,134 shares are sold. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Future Financing

We will require additional financing to fund our planned operations. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets, and more particularly the market for early development stage biotechnology research and development company stocks persist.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to further delay or further scale down some or all of our activities or perhaps even cease the operation of our business.

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

Going Concern

Our financial statements and information for the three month period ended May 31, 2012, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated limited revenues to date and have incurred a net loss of approximately $324,957 during the three month period ended May 31, 2012, and approximately $2,576,283 from inception (March 18, 2005) through May 31, 2012. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

While we have generated revenue from operations since our incorporation, during the three month period ended May 31, 2012, we incurred a net loss of $324,957. From inception through May 31, 2012, we incurred an aggregate loss of $2,576,283. We anticipate that we will continue to incur operating expenses which may be offset to some degree by revenues from the sales and co-promotion of Granisol. Unless we are able to grow the revenues from Granisol significantly through our own efforts and the co-promotion effort of Apricus, we may never reach a point where we have positive net income. If we cannot substantially increase our revenues from sales of Granisol, we will continue to generate losses and will require additional funding to remain in business. We estimate our average monthly expenses over the next 12 months to be approximately $39,000, including general and administrative expenses, but excluding any development or product acquisition costs. On May 31, 2012, we had cash and cash equivalents of approximately $198,136. In order to fund our anticipated budget for the next 12 months, excluding any development or product acquisition costs, we believe that we will need to raise in excess of $500,000. This amount could increase if we encounter difficulties that we cannot anticipate at this time. We have traditionally raised our operating capital from the sale of equity securities and the placement of notes payable, but there can be no assurance that we will continue to be able to do so. As a result of the termination of merger discussions with Apricus, we have received an additional payment from them of 373,134 shares of Apricus common stock in full satisfaction of their obligation to pay us $1,000,000. The value of the stock may be more than or less than $1,000,000 in the aggregate if and when all of the 373,134 shares are sold. This will be dependent on the actual share price of Apricus stock and does not take into account any stockbroker commissions. If for some reason we do not receive such payment, or if we are unable to convert such stock proceeds into cash and could not otherwise raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

As of May 31, 2012, we had total debt of approximately $539,288 (including accrued interest of approximately $39,288). Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

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

We are an early-stage company with a limited operating history upon which to base an evaluation of our current business and future prospects. Our sales of Granisol have been relatively minimal and, there can be no assurance that we will be successful in our efforts to increase sales. As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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
10.39

Binding term sheet for (1) Granisol and Aquoral US Co-promotion Agreement, (2) Sale of ex- US rights for Granisol and non-binding term sheet for merger of PediatRx Inc. and Apricus Biosciences, Inc. dated January 26, 2012 (attached as an exhibit to our current report on Form 8-K filed on January 27, 2012)

10.40	Asset Purchase Agreement dated February 21, 2012 with Apricus Biosciences, Inc. (attached as an exhibit to our annual report on Form 10-K filed on May 18, 2012)
10.41

Co-Promotion Agreement dated February 21, 2012 with Apricus Biosciences, Inc. (attached as an exhibit to our annual report on Form 10-K filed on May 18, 2012) (portions of the exhibit have been omitted pursuant to a request for confidential treatment)

10.42	Form of $50,000 Promissory Note Amendment dated April 19, 2012 (attached as an exhibit to our annual report on Form 10-K filed on May 18, 2012)
10.43	Form of $250,000 Promissory Note Amendment dated April 19, 2012 (attached as an exhibit to our annual report on Form 10-K filed on May 18, 2012)

No.	Description
10.44	Termination Agreement dated June 27, 2012 with Apricus Biosciences, Inc. (attached as an exhibit to our current report on Form 8-K filed on June 28, 2012)
31.1*	Certification of Cameron Durrant Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification of David L. Tousley Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Cameron Durrant Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification of David L. Tousley Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRX INC.

/s/ Cameron Durrant
Cameron Durrant
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 13, 2012

/s/ David L. Tousley
David L. Tousley
Secretary, Treasurer, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: July 13, 2012