Form 10-Q
period 2012-08-31
PediatRx Inc.
filed 2012-10-15
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012
or

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
Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
20,836,000 shares of common stock are issued and outstanding as of October 12, 2012.

- iii -

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

PediatRx Inc.
(A Development Stage Company)

Financial Statements
August 31, 2012

PediatRx Inc.
(A Development Stage Company)
Balance Sheets

	As of	As of
	August 31,	February 29,
	2012	2012
	(Unaudited)	(Audited)

Assets

Current assets
Cash and cash equivalents	$65,172	$258,140
Investment in Apricus Biosciences, Inc.	1,000,000	-
Accounts receivable, net of reserves	65,708	106,635
Inventories, net of reserve for obsolescence	-	2,169
Prepaid expenses	14,594	17,349

Total current assets	1,145,474	384,293
Intangible assets, net of accumulated amortization	698,899	743,040
Security deposits	992	992

Total assets	$1,845,365	$1,128,325

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$389,190	$382,960
Promissory notes	500,000	500,000

Total current liabilities	889,190	882,960
Stockholders’ equity

Capital stock
Authorized 150,000,000 common shares, par value $0.0001 Issued and outstanding February 28, 2012 – 20,836,000 common shares August 31, 2012 – 20,836,000 common shares	2,084	2,084
Additional paid-in capital	2,626,745	2,494,607
Deficit accumulated during the development stage	(1,672,654)	(2,251,326)
Total stockholders' equity	956,175	245,365
Total liabilities and stockholders' equity	$1,845,365	$1,128,325

The accompanying notes are an integral part of these financial statements.

PediatRx Inc.
(A Development Stage Company)
Statements of Operations

	For the period
	from the date	For the three	For the three	For the six	For the six
	of inception on	month period	month period	month period	month period
	March 18, 2005	ended	ended	ended	ended
	to August 31, 2012	August 31, 2012	August 31, 2011	August 31, 2012	August 31, 2011

Net revenues	$1,168,498	$52,063	$133,326	$120,640	$236,346

Cost of Goods Sold	340,125	6,938	44,631	35,124	61,363

Gross Margin	828,373	45,125	88,695	85,516	174,983

Expenses
Employee expenses	618,192	53,641	95,034	109,105	192,214
Stock based compensation	346,050	-	58,142	132,138	115,492
Consulting fees	620,152	1,010	67,874	3,034	133,964
Marketing expense	609,828	4,655	82,897	15,935	252,117
Travel expense	67,556	5,502	16,822	8,214	28,754
Interest expense	57,097	9,924	2,978	16,122	12,374
Legal and accounting fees	499,739	18,461	21,851	110,376	65,909
Mineral property expenditures	15,124	-	-	-	-
Insurance expense	153,416	17,120	12,371	36,345	17,983
Regulatory expense	118,348	550	7,775	12,827	37,629
Rent	19,406	-	1,538	-	3,130
General and administrative expense	252,098	8,562	16,294	18,607	39,440
Amortization expense	183,921	22,071	22,071	44,141	44,141
Write down of mineral property acquisition costs	5,000	-	-	-	-

Total Expenses	3,565,927	141,496	405,647	506,844	943,147

Gain on sale of product rights	64,900	-	-	-	-
Other income	1,000,000	1,000,000	-	1,000,000	-

Net income (loss) for the period	$(1,672,654)	$903,629	$(316,952)	$578,672	$(768,164)

Basic and diluted loss per common share		$0.043	$(0.015)	$0.028	$(0.037)

Weighted average number of common shares used in per share calculations		20,836,000	20,836,000	20,836,000	20,836,000

The accompanying notes are an integral part of these financial statements.

PediatRx Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)

				Deficit,
				accumulated	Total
			Additional	during the	stockholders’
	Number of	Capital	paid-in	development	equity
	shares issued	stock	capital	stage	(deficit)
Balance as of March 18, 2005 (inception)	-	$-	$-	$-	$-
Restricted common shares issued for cash ($0.0005 per share) – September 2005	10,000,000	1,000	4,000	-	5,000
Contributions to capital by related parties – expenses	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance as of February 28, 2006	10,000,000	1,000	4,600	(21,237)	(15,637)
Common shares issued for cash ($0.005 per share) – May 2006	10,000,000	1,000	49,000	-	50,000
Common shares issued for services ($0.005 per share) – August 2006 and February 2007	6,000	1	29	-	30
Contributions to capital by related parties – expenses	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance as of February 28, 2007	20,006,000	2,001	65,029	(72,127)	(5,097)
Contributions to capital by related parties – expenses	-	-	14,400	-	14,400
Common shares returned and cancelled for cash ($0.005 per share) – April 2007	(1,000,000)	(100)	(4,900)	-	(5,000)
Common shares issued for cash ($0.01 per share) – May 2007	1,000,000	100	4,900	-	5,000
Net loss for the year	-	-	-	(65,411)	(65,411)

Balance as of February 29, 2008	20,006,000	2,001	79,429	(137,538)	(56,108)
Contributions to capital by related parties – expenses	-	-	14,400	-	14,400
Contributions to capital by related parties – loan forgiveness	-	-	38,950	-	38,950
Common shares issued for cash ($0.10 per share) – November 2008	500,000	50	49,950	-	50,000
Net loss for the year	-	-	-	(53,957)	(53,957)

Balance as of February 28, 2009	20,506,000	2,051	182,729	(191,495)	(6,715)
Contributions to capital by related parties – expenses	-	-	14,399	-	14,399
Net loss for the year	-	-	-	(58,201)	(58,201)

Balance as of February 28, 2010	20,506,000	2,051	197,128	(249,696)	(50,517)
Contributions to capital by related parties – expenses	-	-	3,600	-	3,600
Common shares issued for cash ($0.20 per share) – June 2010	1,500,000	150	299,850	-	300,000
Common shares issued for cash ($0.50 per share) – July 2010	1,500,000	150	749,850	-	750,000
Common shares issued for cash ($1.00 per share) – November 2010	825,000	83	824,917	-	825,000
Common shares returned and cancelled – November 2010	(3,700,000)	(370)	370	-	-
Common shares issued for debt cancellation ($1.00 per share) – November 2010	205,000	20	204,980	-	205,000
Net loss for the year	-	-	-	(1,049,087)	(1,049,087)

Balance as of February 28, 2011	20,836,000	2,084	2,280,695	(1,298,783)	983,996

Stock based compensation	-	-	213,912	-	213,912
Net loss for the year	-	-	-	(952,543)	(952,543)

Balance as of February 29, 2012	20,836,000	2,084	2,494,607	(2,251,326)	245,365

Stock based compensation	-	-	132,138	-	132,138
Net income for the period	-	-	-	578,672	578,672

Balance as of August 31, 2012	20,836,000	$2,084	$2,626,745	$(1,672,654)	$956,175

The accompanying notes are an integral part of these financial statements.

PediatRx Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the period
	from the date	For the six	For the six
	of inception on	month period	month period
	March 18, 2005	ended	ended
	to August 31, 2012	August 31, 2012	August 31, 2011

Cash flows from operating activities
Net income (loss) for the period	$(1,672,654)	$578,672	$(768,164)
Adjustments to reconcile loss to net cash used in operating activities
Amortization expense	183,921	44,141	44,141
Inventory obsolescence expense	90,500	-	-
Gain on sale of product rights (Note 2)	(64,900)	-	-
Gain from additional consideration received from
Apricus (Note 2)	(1,000,000)	(1,000,000)	-
Contributions to capital by related parties – expenses	58,799	-	-
Contributions to capital by related party – forgiveness of debt	38,950	-	-
Common shares issued for services	30	-	-
Write down of mineral property acquisition costs	5,000	-	-
Stock based compensation	346,050	132,138	115,492
Changes in operating assets and liabilities; net of effects from acquisition of Granisol product line and mineral property interest
Decrease (increase) in accounts receivable	(65,708)	40,927	24,455
Decrease in inventories	26,680	2,169	7,259
Decease (increase) in prepaids and deposits	(15,586)	2,755	(9,851)
Increase (decrease) in accounts payable and accrued liabilities	394,190	6,230	(14,279)

Cash used in operating activities	(1,674,728)	(192,968)	(600,947)

Cash flows from investing activities
Acquisition of mineral property interest	(10,000)	-	-
Proceeds from sale of product rights	64,900	-
Acquisition of Granisol product line	(1,000,000)	-	-

Cash used in investing activities	(945,100)	-	-

Cash flows from financing activities
Decrease in due to related party	-	-	-
Proceeds from issuance of promissory notes	705,000	-	250,000
Common shares returned to treasury	(5,000)	-	-
Proceeds from issuance of common stock	1,985,000	-	-

Cash provided by financing activities	2,685,000	-	250,000

Increase (decrease) in cash and cash equivalents	65,172	(192,968)	(350,947)

Cash and cash equivalents, beginning of period	-	258,140	549,392

Cash and cash equivalents, end of period	$65,172	$65,172	$198,445

The accompanying notes are an integral part of these financial statements.

1.	Basis of Presentation

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

On June 17, 2010, the Company entered into a letter of intent with Cypress Pharmaceutical, Inc. (“Cypress”) to acquire all of the assets associated with Granisol® (granisetron HC1) oral solution (“Granisol”). First approved in 2008, Granisol is the only oral, liquid granisetron solution, formerly distributed by Hawthorn Pharmaceuticals, a subsidiary of Cypress. The Food and Drug Administration has approved the use of Granisol in cancer care to treat nausea and vomiting associated with cancer therapy. On June 18, 2010, the Company incorporated PediatRx Inc., the Company’s wholly-owned subsidiary under the laws of the state of Nevada. On July 23, 2010, PediatRx Inc. concluded a definitive agreement to acquire Granisol from Cypress and the Company turned its focus to the pharmaceutical industry and terminated its interest in oil and natural gas exploration. Effective December 28, 2010, the Company merged with its subsidiary (PediatRx Inc.) and changed its name to PediatRx Inc..

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

Pursuant to the Assignment Agreement, the Company has assigned all of its rights and responsibilities under the Co-Promotion Agreement with Bi-Coastal for Aquoral, and Apricus has assumed all rights and responsibilities under the Co-Promotion Agreement for Aquoral as of the effective date. Bi-Coastal has consented to the assignment of the Co-Promotion Agreement for Aquoral.

Pursuant to the Asset Purchase Agreement, the Company sold to Apricus all of its rights related to Granisol in all countries and territories outside of the United States. The Company has also agreed that it and its officers and directors will not compete in the field of anti-emetic products in certain areas outside of the United States.

As consideration for entering into these three Agreements the Company received an initial payment of $325,000 from Apricus. The agreements also provide for the payment to the Company of a royalty that will be calculated based upon Apricus' United States generated net operating income related to Granisol. The Company has recognized revenues of $260,100 associated with the exclusive rights for Apricus to commercialize Granisol in six U.S. states. In addition, the Company has recognized a gain on sale of product rights totaling $64,900 associated with the Asset Purchase Agreement.

The binding term sheet between the Company and Apricus contemplates, in addition to the transactions reflected in the three agreements described above, a non-binding expression of interest in the merger of the Company with Apricus. The non-binding portion of the term sheet contemplated that the Company would be acquired by Apricus in a merger in exchange for $4,000,000 to be paid in the common stock of Apricus, with $3,600,000 distributed to the shareholders of the Company immediately and $400,000 held back from shares that would be distributed to the Company's Chief Executive Officer and Chief Financial Officer for a period of six months as an indemnity for breaches by the Company of its representations and warranties. Additionally, it contemplated that Apricus would assume certain debt and liabilities of the Company up to $675,000. The side letter referred to above refines the timing with respect to the parties' agreement that Apricus would pay to the Company a break-up fee (in the form of restricted stock of Apricus having a value of $1,000,000) if the two companies did not merge by June 1, 2012, (or such other date as may be mutually agreed to by the Parties) unless, prior to that date, the Company filed for bankruptcy or the Granisol asset was materially impaired.

On June 27, 2012, the Company entered in to a Termination Agreement (the “Termination Agreement”) with Apricus Biosciences, Inc. (“Apricus”) pursuant to which the parties acknowledged that they have formally terminated discussion regarding the proposed merger of the two companies.

Pursuant to the Termination Agreement, Apricus issued and delivered to the Company 373,134 shares of its common stock in full satisfaction of its obligation to pay the Company $1,000,000 in common stock as a break-up fee. The Company has recognized other income of $1,000,000 related to the break-up fee.

In addition, pursuant to the Termination Agreement, on July 16, 2012, Apricus filed a Registration Statement on Form S-3 registering these shares for resale. At such time as the shares become eligible for resale pursuant to a valid and effective registration statement or pursuant to an exemption from the registration requirement of the Securities Act of 1933, including Rule 144, the Company has agreed that if it proposes to sell any of the shares on a public market or quotation service, it will only be permitted to sell on any given trading day, such number of shares as does not exceed 5% of the average daily volume of the Apricus’s common stock traded in the previous five trading days. The Company expects to be able to sell shares under a Rule 144 exemption beginning on December 1, 2012 or earlier if the registration statement is declared effective and has therefore classified the common stock as available for sale securities. The Company determined the fair value of the common stock to be $1,000,000 at the effective date of the termination and August 31, 2012. Due to the sales restrictions, the Company determined the fair value using quoted prices for similar assets in active markets that are directly observable and thus represent a Level 2 fair value measurement.

PediatRx intends to utilize the proceeds from the sale of Apricus common stock to pay off certain notes payable and other liabilities and for continuing operations. The value of the stock may be more than or less than $1,000,000 in the aggregate if and when all of the 373,134 shares are sold. The actual value will be dependent on the actual share price of Apricus stock and does not take into account any stockbroker commissions. The Company is investigating other business development and product opportunities and strategic alternatives.

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

The Company has net income of $578,672 for the six month period ended August 31, 2012, a net loss of $768,164 for the six month period ended August 31, 2011, a net loss of $1,672,654 for the period from inception on March 18, 2005 through August 31, 2012 and has a working capital surplus at August 31, 2012 of $256,284 (February 28, 2012 – working capital deficit of $498,667). The Company's financial statements as of August 31, 2012 and for the six month period ended August 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. As of August 31, 2012, the Company's assets consisted of cash and cash equivalents of $65,172, investment in Apricus of $1,000,000 and accounts receivable from product sales, net of sales allowances, of $65,708. Management believes that the Company's capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending February 28, 2013. The Company had fully intended to pursue the merger with Apricus. Pursuant to the Termination Agreement, the Company will utilize the proceeds from sales of Apricus common stock, once the registration statement becomes effective or under a Rule 144 exemption, to pay certain notes payable and other liabilities and is investigating business development and other strategic alternatives. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital, secure additional lending in the near future or complete business development activities which leverage remaining Granisol opportunities, or to secure other product opportunities to leverage its infrastructure, management expects that the Company will need to curtail or cease operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of August 31, 2012 the Company was in the process of transitioning to its new operating business and expects to incur operating losses for the next twelve months as it moves forward with its co-promotion efforts with Apricus for Granisol and explores other product and business development opportunities.

3.	Net Income (Loss) Per Common Share

The Company computes net income or loss per share in accordance with ASC 260, Earnings per Share ("ASC 260"). ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the statement of operations. Basic EPS is computed by dividing net income or loss available to common shareholders (numerator) by the weighted average number of common stock equivalents outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common stock equivalents outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive and excludes any common stock equivalents that are out-of-the-money. For the six month period ended August 31, 2012 there were 515,000 warrants exercisable at $1.75 which have been excluded from the calculation. For the six month period ended August 31, 2011 there were 515,000 warrants and 1,152,000 options which have been excluded from the calculation because their effect would be anti-dilutive.

4.	The Granisol Acquisition

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

5.	Promissory Notes

	August 31,	February 29,
	2012	2012
Issued on June 15, 2009, this unsecured promissory note, bearing simple interest at five percent (5%) per annum on the principal balance of $50,000, was originally due on June 15, 2011. This promissory note was amended effective on May 18, 2011, April 19, 2012 and July 25, 2012, whereby the maturity date of the note was extended until December 31, 2012 and the interest rate was increased from the original 5% to 12% per annum effective July 25, 2012, calculated monthly in arrears and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty.	$50,000	$50,000
Issued on July 26, 2010, this unsecured promissory note, bearing simple interest at five percent (5%) per annum on the principal balance of $200,000, was originally due on July 26, 2011. This promissory note was amended effective May 23, 2011 and July 25, 2012, whereby the maturity date of the note was extended until December 31, 2012 and the interest rate was increased from the original 5% to 12% per annum effective July 25, 2012, calculated monthly in arrears and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty with a minimum of six months interest due if repaid prior to the six month anniversary.	200,000	200,000
Issued on May 6, 2011 this unsecured promissory note, bearing simple interest at five percent (5%) per annum on the principal balance of $250,000, was originally due on May 6, 2012. Effective April 19, 2012 this promissory note was amended on April 19, 2012 and again on July 25, 2012, whereby the maturity date of the note was extended until December 31, 2012 and the interest rate was increased from the original 5% to 12% per annum effective July 25, 2012, calculated monthly in arrears and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty with a minimum of six months interest due if repaid prior to the six month anniversary.	250,000	250,000
Total Promissory Notes	$500,000	$500,000

6.	Related Party Transactions

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

During the six month period ended August 31, 2012, the Company incurred consulting fees of $0 (August 31, 2011 - $125,000, cumulative – $387,000) in connection with Dr. Durrant's consulting agreements. The Company has recorded a payable to Dr. Durrant of $170,253 related to consulting fees as of August 31, 2012 and February 29, 2012. In addition, the Company has recorded a payable to Dr. Durrant of $51,342 related to business establishment expenses incurred by Dr. Durrant that are unreimbursed to him as of August 31, 2012 and February 29, 2012.

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

A summary of the status of the Company’s outstanding stock option activity for the six months ended August 31, 2012 is as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Balance, February 29, 2012	887,500	$1.13
Cancelled	(887,500)	$1.13

Balance, August 31, 2012	-	$-

As of February 29, 2012, unrecognized compensation costs related to non-vested stock option awards totaled $306,189. During the six months ended August 31, 2012, unrecognized compensation costs was reduced by approximately $178,000 for estimated forfeitures of unvested stock options a result of notice provided to Mr. Tousley of termination of his employment agreement effective October 31, 2012. On May 23, 2012, the Company agreed with all option holders to cancel any and all options outstanding as of that date. As a result, the Company expensed all unrecognized compensation costs as of the cancelation date. Total stock-based compensation expense for the six months ended August 31, 2012 and 2011 was $132,138 and $115,492, respectively. The weighted average fair value of stock options granted during the six months ended August 31, 2011 was $0.60. There were no stock options granted during the six months ended August 31, 2012.

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted during the periods:

	August 31,	August 31,
	2012	2011
Risk-free interest rate	NA	2.15%
Expected life of options	NA	3.5 years
Annualized volatility	NA	77.0%
Dividend rate	NA	0

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

The Company has losses to carry forward for income tax purposes as of August 31, 2012. There are no current or deferred tax expenses for the period ended August 31, 2012 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

A reconciliation between the income tax expense recognized in the Company’s statements of operations and the income tax expense (benefit) computed by applying the domestic federal statutory income tax rate to the net loss for the six month periods ended August 31, 2012 and 2011 is as follows:

	Six Months Ended August 31,
	2012	2011

Income tax expense (benefit) at federal statutory rate (34%)	$196,748	$(261,176)
State income tax expense (benefit)	40,726	(37,942)
Non-deductible stock based compensation	36,363	38,998
Change in valuation allowance	(273,000)	262,000
Other	(837)	(1,881)
Total income tax expense	$-	$-

The composition of the Company’s deferred tax assets as of August 31, 2012 and February 29, 2012 is as follows:

	As of	As of
	August 31,	February 29,
	2012	2012

Net operating loss carry-forward	$399,000	$695,000

Other	105,000	82,000

Less: Valuation allowance	(504,000)	(777,000)

Net deferred tax asset	$-	$-

As of August 31, 2012, the Company’s unused net operating loss carry forward of approximately $996,000 is available to offset future taxable income. The potential income tax benefit of these losses has been offset by a full valuation allowance. This unused net operating loss carry-forward balance expires at various dates from 2026 to 2031.

9.	Subsequent Events

The following events occurred after the six month period ended August 31, 2012:

On October 3, 2012 the registration statement filed by Apricus, registering the 373,134 shares of Apricus common stock issued to the Company as a break-up fee, was declared effective.

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

Moreover, we are a relatively new entrant to the pharmaceutical business and our management cannot predict all of the risks we will face in establishing our company in this industry, nor can we assess the impact that these risk factors might have on our business or the extent to which any risk factor, or any combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Pursuant to the Assignment Agreement, we have assigned all of our rights and responsibilities under our co-promotion agreement with Bi-Coastal for Aquoral, and Apricus has assumed all rights and responsibilities under the co-promotion agreement as of the effective date. Bi-Coastal has consented to the assignment of the co-promotion agreement for Aquoral.

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

The Term Sheet also contemplated a non-binding expression of interest in the merger of our company with Apricus. The Letter Agreement refined the timing with respect to the parties' agreement that Apricus would pay to our company $1,000,000 in Apricus unregistered common stock as a break-up fee if our two companies did not merge by June 1, 2012, (or such other date as may be mutually agreed to by the parties). As of June 1, 2012, Apricus and our company had mutually agreed to terminate discussions regarding the proposed merger.

On June 27, 2012, we entered in to a Termination Agreement (the “Termination Agreement”) with Apricus pursuant to which the parties acknowledged that they have formally terminated discussions regarding the proposed merger of the two companies. Pursuant to the Termination Agreement, Apricus has issued and delivered to us 373,134 shares of its common stock in full satisfaction of its obligation to pay us $1,000,000 in common stock as a break-up fee.

In addition, pursuant to the Termination Agreement, Apricus filed a Registration Statement on Form S-3 on July 16, 2012 in order to register these shares for resale, which Registration Statement declared effective by the Securities and Exchange Commission on October 3, 2012. We have agreed that if we propose to sell any of the shares on a public market or quotation service, we will only be permitted to sell on any given trading day, such number of shares as does not exceed 5% of the average daily volume of Apricus’s common stock traded in the previous five trading days.

We are no longer pursuing the merger with Apricus, but are continuing to focus our promotional efforts for Granisol on healthcare professionals, payers, end-users and their caregivers, and are investigating other business development and strategic alternatives.

Liquidity and Capital Resources

Our financial condition for the six month periods ended August 31, 2012 and 2011 and as of August 31, 2012 and February 29, 2012 for the respective items are summarized below.

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

Working Capital Deficit

	August 31,	February 29,
	2012	2012
Current assets	$1,145,474	$384,293
Current liabilities	889,190	882,960
Working capital surplus (deficit)	$256,284	$(498,667)

From February 29, 2012 to August 31, 2012, our working capital increased by approximately $755,000, due primarily to the receipt of $1,000,000 in Apricus common stock offset by cash used in operations for the six month period of approximately $193,000 as well as a decrease in accounts receivable of approximately $41,000 during the same period. Other current assets decreased by approximately $5,000 while accounts payable and accrued liabilities increased by approximately $6,000.

Cash Flows

	Six Months Ended
	August 31,
	2012	2011
Cash used in operating activities	$(192,968)	$(600,947)

Cash used in investing activities	-	-

Cash provided by financing activities	-	250,000

Net decrease in cash	$(192,968)	$(350,947)

Cash Used in Operating Activities

Our cash used in operating activities for the six months ended August 31, 2012 compared to our cash used in operating activities for the six months ended August 31, 2011 decreased by $407,979, primarily due to a reduction in infrastructure costs, G&A consulting costs, regulatory and marketing expenses as a result of the co-promotion with Apricus. Apricus is now responsible for many of the commercialization expenses associated with Granisol.

Cash Provided by Financing Activities

Our cash provided by financing activities for the six months ended August 31, 2012 decreased by $250,000 compared to our cash provided by financing activities for the six months ended August 31, 2011. This decrease was due to financing activities consisting of the issuance during the six month period ended August 31, 2011 of a $250,000, 5% unsecured promissory note while no financing activity occurred during the same period in 2012.

Cash Used in Investing Activities

There was no cash used in investing activities for the six months ended August 31, 2012 or 2011.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and six month periods ended August 31, 2012 and 2011.

Revenues

We recognized $52,063 in net product revenue during the three month period ended August 31, 2012 and $133,326 in net product revenue during the three month period ended August 31, 2011. During the 2012 period, wholesaler demand was lowered due to the transition between an expiring lot of Granisol and restocking with a newly manufactured lot and also the transition of distribution activities to Apricus.

We recognized $120,640 in net product revenue during the six month period ended August 31, 2012 and $236,346 in net product revenue during the six month period ended August 31, 2011. During the 2012 period, wholesaler demand was lowered due to the transition between an expiring lot of Granisol and restocking with a newly manufactured lot and also the transition of distribution activities to Apricus. Additionally, during the six month period ended August 31, 2012 we recorded a reserve for returns as a charge against net product revenue of approximately $48,195 related to inventory at the wholesalers with less than six months dating, while during the same period in 2011 we recorded a charge for returns of only approximately $4,000.

Cost of Goods Sold

We recognized $6,938 in cost of goods sold during the three month period ended August 31, 2012, and $44,631 during the three month period ended August 31, 2011. This decrease reflects a lower demand from wholesalers during the period as well as lower third party logistics provider costs compared to the 2011 period.

We recognized $35,124 in cost of goods sold during the six month period ended August 31, 2012, and $61,363 during the six month period ended August 31, 2011. This decrease reflects a lower demand from wholesalers during the period as well as lower third party logistics provider costs compared to the 2011 period.

Our cost of goods sold consists primarily of our third-party manufacturing costs, third-party inventory management and distribution costs, wholesaler fee for services costs and freight-in on inventory purchases.

Expenses

The table below shows our expenses for the three and six month periods ended August 31, 2012 and 2011.

	Three Months Ended August		Six Months Ended August
	31,		31,
Expense	2012	2011	2012	2011
Employee expenses	53,641	95,034	109,105	192,214
Stock based compensation	-	58,142	132,138	115,492
Consulting fees	1,010	67,874	3,034	133,964
Marketing expense	4,655	82,897	15,935	252,117
Travel expense	5,502	16,822	8,214	28,754
Interest expense	9,924	2,978	16,122	12,374
Legal and accounting fees	18,461	21,851	110,376	65,909
Insurance expense	17,120	12,371	36,345	17,983
Regulatory expense	550	7,775	12,827	37,629
Rent	-	1,538	-	3,130
General and administrative expense	8,562	16,294	18,607	39,440
Amortization expense	22,071	22,071	44,141	44,141
Total Expenses	$141,496	$405,647	$506,844	$943,147

Three Months Ended August 31, 2012 and 2011

Our expenses decreased by approximately $264,000 from $405,647 for the three months ended August 31, 2011 to $141,496 for the three months ended August 31, 2012.

This decrease was primarily due to decreases of approximately $256,000 in employee expenses, stock based compensation, consulting fees, marketing expenses and travel expenses from a total of approximately $321,000 for the three month period ended August 31, 2011 to approximately $65,000 for the three month period ended August 31, 2012. This decrease represents a transition from full time sales reps to commission only, reductions in other marketing programs, and reductions in employees and other consultants. This decrease in stock based compensation expense is due to the accelerated amortization of fair value amounts due the stock option cancellations during the three month period ended May 31, 2012, resulting in no expense for the three month period ended August 31, 2012.

Additionally, there were decreases of approximately $13,000 in general and administrative expenses, including rent, legal and accounting fees and other general and administrative expenses from a total of approximately $40,000 for the three month period ended August 31, 2011 to $27,000 for the three month period ended August 31, 2012. These decreases are due primarily to general reductions in general and administration activities and the elimination of rent in the 2012 period.

Regulatory expenses also declined by approximately $7,000 from a total of approximately $8,000 for the three month period ended August 31, 2011 to $1,000 for the three month period ended August 31, 2012. This decrease is due primarily to initial set up fees in managing the regulatory aspects of our company in the 2011 period.

These decreases in expense were offset to some degree by a) an increase in interest expense of approximately $7,000 from approximately $3,000 in the three month period ended August 31, 2011 to approximately $10,000 for the same period in 2012 as a result of the amendments to the promissory notes, and b) an increase in insurance expense due to the addition of a directors and officers liability insurance policy in September of 2011 and the resulting three months of related expense in the three month period ended August 31, 2012 with no corresponding expense in the 2011 period.

Six Months Ended August 31, 2012 and 2011

Our expenses decreased by approximately $436,000 from $943,147 for the six months ended August 31, 2011 to $506,844 for the six months ended August 31, 2012.

This decrease was primarily due to decreases of approximately $454,000 in employee expenses, stock based compensation, consulting fees, marketing expenses and travel expenses from a total of approximately $722,000 for the six month period ended August 31, 2011 to approximately $268,000 for the six month period ended August 31, 2012. This decrease represents a transition from full time sales reps to commission only, reductions in other marketing programs, and reductions in employees and other consultants. This increase in stock based compensation expense is due to the accelerated amortization of fair value amounts due the stock option cancellations during the six month period ended August 31, 2012.

Additionally, there were decreases of approximately $24,000 in general and administrative expenses, including rent and other general and administrative expenses from a total of approximately $43,000 for the six month period ended August 31, 2011 to approximately $19,000 for the six month period ended August 31, 2012. These decreases are due primarily to general reductions in general and administration activities and the elimination of rent in the 2012 period.

Regulatory expenses also declined by approximately $25,000 from a total of approximately $38,000 for the six month period ended August 31, 2011 to $13,000 for the six month period ended August 31, 2012. This decrease is due primarily to initial set up fees in managing the regulatory aspects of our company in the 2011 period.

These decreases in expense were offset to some degree by a) an increase in interest expense of approximately $4,000 from approximately $12,000 in the six month period ended August 31, 2011 to approximately $16,000 for the same period in 2012 as a result of the amendments to the promissory notes, b) an increase in insurance expense of approximately $18,000 due to the addition of a directors and officers liability insurance policy in September of 2011 and the resulting six months of related expense in the six month period ended August 31, 2012 with no corresponding expense in the 2011 period and c) an increase in legal and accounting fees of approximately $44,000 related to the work done in connection with the Apricus co-promotion and merger negotiations during the six months ended August 31, 2012.

Cash Requirements

Our primary objective for the next twelve months is to continue to commercialize Granisol in the non-exclusive states and to support the co-promotion efforts of Apricus in the exclusive states.

Specifically, we estimate our operating expenses, excluding non-cash charges for stock based compensation and amortization, for the next 12 months to be as follows:

Expense	Amount
Bank charges and interest	$5,000
Filing fees	10,000
Investor relations	10,000
Legal and accounting fees	100,000
Licenses and permits	10,000
Marketing expense	80,000
Insurance expense	100,000
Personnel and consulting expense	100,000
Regulatory & pharmacovigilance expense	20,000
Transfer agent fees	5,000
Other general & administrative expense	30,000
Total:	$470,000

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

Future Financing

We will require additional financing to fund our planned operations. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets, and more particularly the market for early development stage pharmaceutical company stocks persist.

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

Going Concern

Our financial statements and information for the three and six month periods ended August 31, 2012, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated limited revenues to date and have generated net income of approximately $578,672 during the six month period ended August 31, 2012, and a net loss of approximately $1,672,654 from inception (March 18, 2005) through August 31, 2012. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

While we have generated revenue from operations since our incorporation, during the six month period ended August 31, 2012, we generated net income of $578,672. From inception through August 31, 2012, we incurred an aggregate loss of $1,672,654. We anticipate that we will continue to incur operating expenses which may be offset to some degree by revenues from the sales and co-promotion of Granisol. Unless we are able to grow the revenues from Granisol significantly through our own efforts and the co-promotion effort of Apricus, we may never reach a point where we have positive net income. If we cannot substantially increase our revenues from sales of Granisol, we will continue to generate losses and will require additional funding to remain in business. We estimate our average monthly expenses over the next 12 months to be approximately $39,000, including general and administrative expenses, but excluding any development or product acquisition costs. On August 31, 2012, we had cash and cash equivalents of approximately $65,172. In order to fund our anticipated budget for the next 12 months, excluding any development or product acquisition costs, we believe that we will need to raise in excess of $500,000. This amount could increase if we encounter difficulties that we cannot anticipate at this time. We have traditionally raised our operating capital from the sale of equity securities and the placement of notes payable, but there can be no assurance that we will continue to be able to do so. As a result of the termination of merger discussions with Apricus, we have received an additional payment from them of 373,134 shares of Apricus common stock in full satisfaction of their obligation to pay us $1,000,000. The value of the stock may be more than or less than $1,000,000 in the aggregate if and when all of the 373,134 shares are sold. This will be dependent on the actual share price of Apricus stock and does not take into account any stockbroker commissions. If for some reason we are unable to convert such stock proceeds into cash and could not otherwise raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

As of August 31, 2012, we had total debt of approximately $549,233 (including accrued interest of approximately $49,233). Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

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

10.42	Form of $50,000 Promissory Note Amendment dated April 19, 2012 (attached as an exhibit to our annual report on Form 10-K filed on May 18, 2012)
10.43	Form of $250,000 Promissory Note Amendment dated April 19, 2012 (attached as an exhibit to our annual report on Form 10-K filed on May 18, 2012)

No.	Description
10.44	Termination Agreement dated June 27, 2012 with Apricus Biosciences, Inc. (attached as an exhibit to our current report on Form 8-K filed on June 28, 2012)
10.45	Form of $200,000 Promissory Note Amendment dated July 25, 2012 (attached as an exhibit to our current report on Form 8-K filed on July 27, 2012)
10.46	Form of $50,000 Promissory Note Amendment dated July 25, 2012 (attached as an exhibit to our current report on Form 8-K filed on July 31, 2012)
10.47	Form of $250,000 Promissory Note Amendment dated July 25, 2012 (attached as an exhibit to our current report on Form 8-K filed on July 31, 2012)
31.1*	Certification of Cameron Durrant Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification of David L. Tousley Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Cameron Durrant Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
32.2*	Certification of David L. Tousley Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEDIATRX INC.

/s/ Cameron Durrant
Cameron Durrant
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 15, 2012

/s/ David L. Tousley
David L. Tousley
Secretary, Treasurer, Chief Financial Officer and Director
(Principal Financial Officer and Principal Accounting Officer)

Date: October 15, 2012