Form 10-Q
period 2012-11-30
PediatRx Inc.
filed 2013-01-22
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to________________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 20,836,000 shares of common stock are issued and outstanding as of January 22, 2013.

- iii -

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED).

PediatRx Inc.
(A Development Stage Company)

Financial Statements
November 30, 2012

PediatRx Inc.
(A Development Stage Company)
Balance Sheets

	As of	As of
	November 30,	February 29,
	2012	2012
	(Unaudited)	(Audited)

Assets

Current assets
Cash and cash equivalents	$31,403	$258,140
Investment in Apricus	704,343	$-
Accounts receivable, net of reserves	40,208	106,635
Inventories, net of reserve for obsolescence	-	2,169
Prepaid expenses	17,258	17,349

Total current assets	793,212	384,293

Intangible assets, net of accumulated amortization	678,685	743,040
Security deposits	992	992

Total assets	$1,472,889	$1,128,325

Liabilities

Current liabilities
Accounts payable and accrued liabilities	$340,299	$382,960
Promissory notes	500,000	500,000

Total current liabilities	840,299	882,960

Stockholders’ equity

Capital stock
Authorized 150,000,000 common shares, par value $0.0001 Issued and outstanding February 29, 2012 – 20,836,000 common shares November 30, 2012 – 20,836,000 common shares	2,084	2,084
Additional paid-in capital	2,626,745	2,494,607
Deficit accumulated during the development stage	(1,996,239)	(2,251,326)
Total stockholders' equity	632,590	245,365
Total liabilities and stockholders' equity	$1,472,889	$1,128,325

The accompanying notes are an integral part of these financial statements.

PediatRx Inc.
(A Development Stage Company)
Statements of Operations

	For the period
	from the date	For the three	For the three	For the nine	For the nine
	of inception on	month period	month period	month period	month period
	March 18, 2005	ended	ended	ended	ended
	to November 30, 2012	November 30, 2012	November 30, 2011	November 30, 2012	November 30, 2011

Net revenues	$1,168,498	$-	$125,715	$120,640	$362,061

Cost of Goods Sold	341,277	1,152	32,855	36,276	94,218

Gross Margin	827,221	(1,152)	92,860	84,364	267,843

Expenses
Employee expenses	654,162	35,970	91,711	145,075	283,925
Stock based compensation	346,050	-	58,024	132,138	173,516
Consulting fees	620,394	242	67,655	3,276	201,619
Marketing expense	640,776	30,949	53,877	46,883	305,994
Travel expense	67,641	85	3,468	8,299	32,222
Interest expense	72,056	14,959	3,972	31,081	16,346
Legal and accounting fees	512,927	13,189	29,025	123,564	94,934
Mineral property expenditures	15,124	-	-	-	-
Insurance expense	175,169	21,752	17,708	58,098	35,691
Regulatory expense	119,098	749	6,685	13,577	44,314
Rent	19,406	-	1,663	-	4,793
General and administrative expense	264,229	12,132	13,787	30,738	53,227
Amortization expense	204,135	20,214	22,070	64,355	66,211
Write down of mineral property acquisition costs	5,000	-	-	-	-

Total Expenses	3,716,167	150,241	369,645	657,084	1,312,792

Gain on sale of product rights	64,900	-	-	-	-
Other income (loss)	827,807	(172,193)	-	827,807	-

Net income (loss) for the period	$(1,996,239)	$(323,586)	$(276,785)	$255,087	$(1,044,949)

Basic and diluted income (loss) per common share		$(0.016)	$(0.013)	$0.012	$(0.050)

Weighted average number of common shares used in per share calculations		20,836,000	20,836,000	20,836,000	20,836,000

The accompanying notes are an integral part of these financial statements.

PediatRx Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)

				Deficit,
				accumulated	Total
			Additional	during the	stockholders’
	Number of	Capital	paid-in	development	equity
	shares issued	stock	capital	stage	(deficit)
Balance as of March 18, 2005 (inception)	-	$-	$-	$-	$-

Restricted common shares issued for cash ($0.0005 per share) – September 2005	10,000,000	1,000	4,000	-	5,000
Contributions to capital by related parties – expenses	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance as of February 28, 2006	10,000,000	1,000	4,600	(21,237)	(15,637)

Common shares issued for cash ($0.005 per share) – May 2006	10,000,000	1,000	49,000	-	50,000
Common shares issued for services ($0.005 per share) – August 2006 and February 2007	6,000	1	29	-	30
Contributions to capital by related parties – expenses	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance as of February 28, 2007	20,006,000	2,001	65,029	(72,127)	(5,097)

Contributions to capital by related parties – expenses	-	-	14,400	-	14,400
Common shares returned and cancelled for cash ($0.005 per share) – April 2007	(1,000,000)	(100)	(4,900)	-	(5,000)
Common shares issued for cash ($0.01 per share) – May 2007	1,000,000	100	4,900	-	5,000
Net loss for the year	-	-	-	(65,411)	(65,411)

Balance as of February 29, 2008	20,006,000	2,001	79,429	(137,538)	(56,108)
Contributions to capital by related parties – expenses	-	-	14,400	-	14,400
Contributions to capital by related parties – loan forgiveness	-	-	38,950	-	38,950
Common shares issued for cash ($0.10 per share) – November 2008	500,000	50	49,950	-	50,000
Net loss for the year	-	-	-	(53,957)	(53,957)

Balance as of February 28, 2009	20,506,000	2,051	182,729	(191,495)	(6,715)

Contributions to capital by related parties expenses	-	-	14,399	-	14,399
Net loss for the year	-	-	-	(58,201)	(58,201)

Balance as of February 28, 2010	20,506,000	2,051	197,128	(249,696)	(50,517)

Contributions to capital by related parties – expenses	-	-	3,600	-	3,600
Common shares issued for cash ($0.20 per share) – June 2010	1,500,000	150	299,850	-	300,000
Common shares issued for cash ($0.50 per share) – July 2010	1,500,000	150	749,850	-	750,000
Common shares issued for cash ($1.00 per share) – November 2010	825,000	83	824,917	-	825,000
Common shares returned and cancelled – November 2010	(3,700,000)	(370)	370	-	-
Common shares issued for debt cancellation ($1.00 per share) – November 2010	205,000	20	204,980	-	205,000
Net loss for the year	-	-	-	(1,049,087)	(1,049,087)

Balance as of February 28, 2011	20,836,000	2,084	2,280,695	(1,298,783)	983,996

Stock based compensation	-	-	213,912	-	213,912
Net loss for the year	-	-	-	(952,543)	(952,543)

Balance as of February 29, 2012	20,836,000	2,084	2,494,607	(2,251,326)	245,365

Stock based compensation	-	-	132,138	-	132,138
Net income for the period	-	-	-	255,087	255,087

Balance as of November 30, 2012	20,836,000	$2,084	$2,626,745	$(1,996,239)	$632,590

The accompanying notes are an integral part of these financial statements.

PediatRx Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the period
	from the date	For the nine	For the nine
	of inception on	month period	month period
	March 18, 2005	ended	ended
	to November 30, 2012	November 30, 2012	November 30, 2011

Cash flows from operating activities
Net income (loss) for the period	$(1,996,239)	$255,087	$(1,044,949)
Adjustments to reconcile loss to net cash used in operating activities
Amortization expense	204,135	64,355	66,211
Inventory obsolescence expense	90,500	-	-
Gain on sale of product rights (Note 2)	(64,900)	-	-
Gain from additional consideration received from Apricus (Note 2)	(1,000,000)	(1,000,000)
Contributions to capital by related parties – expenses	58,799	-	-
Contributions to capital by related party – forgiveness of debt	38,950	-	-
Common shares issued for services	30	-	-
Write down of mineral property acquisition costs	5,000	-	-
Loss on sale of investment in Apricus	18,517	18,517	-
Impairment loss on investment in Apricus	153,676	153,676
Stock based compensation	346,050	132,138	173,516
Changes in operating assets and liabilities; net of effects from acquisition of Granisol product line and mineral property interest
Decrease (increase) in accounts receivable	(40,208)	66,427	(1,020)
Decrease in inventories	26,680	2,169	11,034
Decease (increase) in prepaids and deposits	(18,250)	91	(17,230)
Increase (decrease) in accounts payable and accrued liabilities	345,299	(42,661)	101,722

Cash used in operating activities	(1,831,961)	(350,201)	(710,716)

Cash flows from investing activities
Acquisition of mineral property interest	(10,000)	-	-
Proceeds from sale of product rights	64,900	-	-
Proceeds from Apricus investment	123,464	123,464	-
Acquisition of Granisol product line	(1,000,000)	-	-

Cash used in investing activities	(821,636)	123,464	-

Cash flows from financing activities
Decrease in due to related party	-	-	-
Proceeds from issuance of promissory notes	705,000	-	250,000
Common shares returned to treasury	(5,000)	-	-
Proceeds from issuance of common stock	1,985,000	-	-

Cash provided by financing activities	2,685,000	-	250,000

Increase (decrease) in cash and cash equivalents	31,403	(226,737)	(460,716)

Cash and cash equivalents, beginning of period	-	258,140	549,392

Cash and cash equivalents, end of period	$31,403	$31,403	$88,676

The accompanying notes are an integral part of these financial statements.

1.	Basis of Presentation

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

On June 27, 2012, the Company entered into a Termination Agreement (the “Termination Agreement”) with Apricus Biosciences, Inc. (“Apricus”) pursuant to which the parties acknowledged that they have formally terminated discussion regarding the proposed merger of the two companies.

Pursuant to the Termination Agreement, Apricus issued and delivered to the Company 373,134 shares of its common stock in full satisfaction of its obligation to pay the Company $1,000,000 in common stock as a break-up fee. The Company has recognized other income of $1,000,000 related to the break-up fee.

In addition, pursuant to the Termination Agreement, on July 16, 2012, Apricus filed a Registration Statement on Form S-3 registering these shares for resale, which the Registration Statement was declared effective by the Securities and Exchange Commission on October 3, 2012. The Company has agreed that if it proposes to sell any of the shares on a public market or quotation service, it will only be permitted to sell on any given trading day, such number of shares as does not exceed 5% of the average daily volume of the Apricus’s common stock traded in the previous five trading days. Due to the sales restrictions, the Company determined the fair value using quoted prices for similar assets in active markets that are directly observable and thus represent a Level 2 fair value measurement. The fair value of the investment in Apricus was $1,000,000 at the effective date of the termination and August 31, 2012. The Company has recognized a loss on sale of investment in its statements of operations totaling $18,517 for the three and nine month period ended November 30, 2012 related to common stock of Apricus sold during the period. The Company determined the fair value of the investment in Apricus to be $704,343 at November 30, 2012. The Company has continued to sell the common stock of Apricus subsequent to November 30, 2012 and does not expect to recover the entire original basis in the common stock. The Company concluded the decline in fair value is other than temporary and has recognized an impairment loss of $153,676 in its statements of operations for the three and nine month period ended November 30, 2012.

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

The Company has net income of $255,087 for the nine month period ended November 30, 2012, a net loss of $1,044,949 for the nine month period ended November 30, 2011, a net loss of $1,996,239 for the period from inception on March 18, 2005 through November 30, 2012 and has a working capital deficit at November 30, 2012 of $47,087 (February 29, 2012 – working capital deficit of $498,667). The Company's financial statements as of November 30, 2012 and for the nine month period ended November 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. As of November 30, 2012, the Company's assets consisted of cash and cash equivalents of $31,403, investment in Apricus of $704,343 and accounts receivable from product sales, net of sales allowances, of $40,208. Management believes that the Company's capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending February 28, 2013. The Company had fully intended to pursue the merger with Apricus. Pursuant to the Termination Agreement, the Company will utilize the proceeds from sales of Apricus common stock to pay certain notes payable and other liabilities and is investigating business development and other strategic alternatives. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital, secure additional lending in the near future or complete business development activities which leverage remaining Granisol opportunities, or to secure other product opportunities to leverage its infrastructure, management expects that the Company will need to curtail or cease operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company was in the process of transitioning to its new operating business and expects to incur operating losses for the next twelve months as it moves forward with its co-promotion efforts with Apricus for Granisol and explores other product and business development opportunities.

3.	Net Loss Per Common Share

The Company computes net income or loss per share in accordance with ASC 260, Earnings per Share ("ASC 260"). ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the statement of operations. Basic EPS is computed by dividing net income or loss available to common shareholders (numerator) by the weighted average number of common stock equivalents outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common stock equivalents outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive and excludes any common stock equivalents that are out-of-the-money. For the nine month period ended November 30, 2012 there were no warrants exercisable. For the nine month period ended November 30, 2011 there were 515,000 warrants and 1,152,000 options which have been excluded from the calculation because their effect would be anti-dilutive.

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

5.	Promissory Notes

	November 30,	February 29,
	2012	2012
Issued on June 15, 2009, this unsecured promissory note, bearing simple interest at five percent (5%) per annum on the principal balance of $50,000, was originally due on June 15, 2011. This promissory note was amended effective on May 18, 2011, April 19, 2012 and July 25, 2012, whereby the maturity date of the note was extended until December 31, 2012 and the interest rate was increased from the original 5% to 12% per annum effective July 25, 2012, calculated monthly in arrears and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty.	$ 50,000	$ 50,000
Issued on July 26, 2010, this unsecured promissory note, bearing simple interest at five percent (5%) per annum on the principal balance of $200,000, was originally due on July 26, 2011. This promissory note was amended effective May 23, 2011 and July 25, 2012, whereby the maturity date of the note was extended until December 31, 2012 and the interest rate was increased from the original 5% to 12% per annum effective July 25, 2012, calculated monthly in arrears and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty with a minimum of six months interest due if repaid prior to the six month anniversary.	200,000	200,000
Issued on May 6, 2011 this unsecured promissory note, bearing simple interest at five percent (5%) per annum on the principal balance of $250,000, was originally due on May 6, 2012. Effective April 19, 2012 this promissory note was amended on April 19, 2012 and again on July 25, 2012, whereby the maturity date of the note was extended until December 31, 2012 and the interest rate was increased from the original 5% to 12% per annum effective July 25, 2012, calculated monthly in arrears and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty with a minimum of six months interest due if repaid prior to the six month anniversary.	250,000	250,000
Total Promissory Notes	$ 500,000	$ 500,000

     The promissory notes were not paid on their due dates of December 31, 2012 and are due on demand.

6.	Related Party Transactions

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

During the nine month period ended November 30, 2012, the Company incurred consulting fees of $0 (November 30, 2011 - $187,500, cumulative – $449,500) in connection with Dr. Durrant's consulting agreements. The Company has recorded a payable to Dr. Durrant of $170,253 related to consulting fees. Of that, $286 has been paid to Dr. Durrant, leaving a payable of $169,697 as of November 30, 2012. In addition, the Company has recorded a payable to Dr. Durrant of $51,342 related to business establishment expenses incurred by Dr. Durrant. Of that, $49,714 has been paid to Dr. Durrant, leaving a payable of $1,628 as of November 30, 2012.

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

As of March 1, 2012, the Company gave notice to Mr. Tousley, that it will be terminating the employment agreement between Mr. Tousley and the Company pursuant to Section 6.3(b) of Mr. Tousley's Employment Agreement. As a result, Mr. Tousley's employment agreement was terminated effective October 31, 2012.

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

A summary of the status of the Company’s outstanding stock option activity for the nine months ended November 30, 2012 is as follows:

		Weighted
		Average
	Number	Exercise
	of Options	Price
Balance, February 29, 2012	887,500	$1.13
Cancelled	(887,500)	$1.13

Balance, November 30, 2012	-	$-

As of February 29, 2012, unrecognized compensation costs related to non-vested stock option awards totaled $306,189. During the nine months ended November 30, 2012, unrecognized compensation costs was reduced by approximately $178,000 for estimated forfeitures of unvested stock options a result of notice provided to Mr. Tousley of termination of his employment agreement effective October 31, 2012. On May 23, 2012, the Company agreed with all option holders to cancel any and all options outstanding as of that date. As a result, the Company expensed all unrecognized compensation costs as of the cancelation date. Total stock-based compensation expense for the nine months ended November 30, 2012 and 2011 was $132,138 and $173,516, respectively. The weighted average fair value of stock options granted during the nine months ended November 30, 2011 was $0.60. There were no stock options granted during the nine months ended November 30, 2012.

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

The Company has losses to carry forward for income tax purposes as of November 30, 2012. There are no current or deferred tax expenses for the period ended November 30, 2012 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

A reconciliation between the income tax expense (benefit) recognized in the Company’s statements of operations and the income tax expense (benefit) computed by applying the domestic federal statutory income tax rate to the net income (loss) for the nine month periods ended November 30, 2012 and 2011 is as follows:

	Nine Months Ended November 30,
	2012	2011

Income tax benefit at federal statutory rate (34%)	86,729	(355,283)
State income tax expense (benefit)	20,388	(50,052)
Non-deductible stock based compensation	36,363	57,167
Change in valuation allowance	(143,000)	347,000
Other	(480)	1,168
Total income tax expense	$-	$-

The composition of the Company’s deferred tax assets as of November 30, 2012 and February 29, 2012 is as follows:

	As of	As of
	November 30,	February 29,
	2012	2012
Net operating loss carry-forward	$539,000	$695,000
Other	95,000	82,000
Less: Valuation allowance	(634,000)	(777,000)
Net deferred tax asset	$-	$-

As of November 30, 2012, the Company’s unused net operating loss carry forward of approximately $1,347,000 is available to offset future taxable income. The potential income tax benefit of these losses has been offset by a full valuation allowance. This unused net operating loss carry-forward balance expires at various dates from 2026 to 2031.

9.	Subsequent Events

The following events occurred after the nine month period ended November 30, 2012:

On Thursday, January 3, 2013, Apricus announced their intentions to sell off their oncology supportive care business, which includes Granisol. We are currently evaluating the impact of this decision by Apricus on the Company’s future operations.

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

The Term Sheet also contemplated a non-binding expression of interest in the merger of our company with Apricus. The Letter Agreement refined the timing with respect to the parties' agreement that Apricus would pay to our company $1,000,000 in Apricus unregistered common stock as a breakup fee if our two companies did not merge by June 1, 2012, (or such other date as may be mutually agreed to by the parties). As of June 1, 2012, Apricus and our company had mutually agreed to terminate discussions regarding the proposed merger.

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

In addition, pursuant to the Termination Agreement, on July 16, 2012, Apricus filed a Registration Statement on Form S-3 registering these shares for resale, which the Registration Statement was declared effective by the Securities and Exchange Commission on October 3, 2012. The Company has agreed that if it proposes to sell any of the shares on a public market or quotation service, it will only be permitted to sell on any given trading day, such number of shares as does not exceed 5% of the average daily volume of the Apricus’s common stock traded in the previous five trading days. Due to the sales restrictions, the Company determined the fair value using quoted prices for similar assets in active markets that are directly observable and thus represent a Level 2 fair value measurement. The fair value of the investment in Apricus was $1,000,000 at the effective date of the termination and August 31, 2012. The Company has recognized a loss on sale of investment in its statements of operations totaling $18,517 for the three and nine month period ended November 30, 2012. The Company determined fair value of the investment in Apricus to be $704,343 at November 30, 2012. The Company has continued to sell the common stock of Apricus and does not expect to recover the entire original basis in the common stock. The Company concluded the decline in fair value is other than temporary and has recognized an impairment loss of $153,676 in its statements of operations for the three and nine month period ended November 30, 2012.

We are no longer pursuing the merger with Apricus, but are continuing to focus our promotional efforts for Granisol on healthcare professionals, payers, end-users and their caregivers, and are investigating other business development and strategic alternatives.

Liquidity and Capital Resources

Our financial condition for the nine month periods ended November 30, 2012 and 2011 and as of November 30, 2012 and February 29, 2012 for the respective items are summarized below.

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

Working Capital Deficit

	November 30,	February 29,
	2012	2012
Current assets	$793,212	$384,293
Current liabilities	840,299	882,960
Working capital surplus (deficit)	$(47,087)	$(498,667)

From February 29, 2012 to November 30, 2012, our working capital increased by approximately $450,000, due primarily to the receipt of $1,000,000 in Apricus common stock offset by cash used in operations for the nine month period of approximately $350,000 as well as a decrease in accounts receivable of approximately $66,000 during the same period. Other current assets decreased by approximately $2,000 while accounts payable and accrued liabilities decreased by approximately $42,000.

Cash Flows

	Nine Months Ended
	November 30,
	2012	2011
Cash used in operating activities	$(350,201)	$(710,716)

Cash provided by investing activities	123,464	-

Cash provided by financing activities	-	250,000

Net decrease in cash	$(226,737)	$(460,716)

Cash Used in Operating Activities

Our cash used in operating activities for the nine months ended November 30, 2012 compared to our cash used in operating activities for the nine months ended November 30, 2011 decreased by $360,515, primarily due to a reduction in infrastructure costs, G&A consulting costs, regulatory and marketing expenses as a result of the co-promotion with Apricus. Apricus is now responsible for many of the commercialization expenses associated with Granisol.

Cash Provided by Financing Activities

Our cash provided by financing activities for the nine months ended November 30, 2012 decreased by $250,000 compared to our cash provided by financing activities for the nine months ended November 30, 2011. This decrease was due to financing activities consisting of the issuance during the nine month period ended November 30, 2011 of a $250,000, 5% unsecured promissory note while no financing activity occurred during the same period in 2012.

Cash Provided by Investing Activities

Our cash provided by investing activities for the nine months ended November 30, 2012 increased by $123,464 compared to our cash provided by investing activities for the nine months ended November 30, 2011. This increase was due to the sale of Apricus funds totaling $123,464 during the period ended November 30, 2012, while no investing activity occurred during the same period in 2012.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine month periods ended November 30, 2012 and 2011.

Revenues

We recognized $0 in net product revenue during the three month period ended November 30, 2012 and $125,715 in net product revenue during the three month period ended November 30, 2011. During the 2012 period, wholesaler demand was lowered due to the transition between an expiring lot of Granisol, restocking with a newly manufactured lot, the transition of distribution activities to Apricus and the impact of their decision to sell off their oncology supportive care business.

We recognized $120,640 in net product revenue during the nine month period ended November 30, 2012 and $362,061 in net product revenue during the nine month period ended November 30, 2011. During the 2012 period, wholesaler demand was lowered due to the transition between an expiring lot of Granisol and restocking with a newly manufactured lot and also the transition of distribution activities to Apricus. Additionally, during the nine month period ended November 30, 2012 we recorded a reserve for returns as a charge against net product revenue of approximately $48,195 related to inventory at the wholesalers with less than six months dating, while during the same period in 2011 we recorded a charge for returns of only approximately $12,815.

Cost of Goods Sold

We recognized $1,152 in cost of goods sold during the three month period ended November 30, 2012, and $32,855 during the three month period ended November 30, 2011. This decrease reflects a lower demand from wholesalers during the period as well as lower third party logistics provider costs compared to the 2011 period.

We recognized $36,276 in cost of goods sold during the nine month period ended November 30, 2012, and $94,218 during the nine month period ended November 30, 2011. This decrease reflects a lower demand from wholesalers during the period as well as lower third party logistics provider costs compared to the 2011 period.

Our cost of goods sold consists primarily of our third-party manufacturing costs, third-party inventory management and distribution costs, wholesaler fee for services costs and freight-in on inventory purchases.

Expenses

The table below shows our expenses for the three and nine month periods ended November 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	November 30,		November 30,
Expense	2012	2011	2012	2011
Employee expenses	$35,970	$91,711	$145,075	$283,925
Stock based compensation	-	58,024	132,138	173,516
Consulting fees	242	67,655	3,276	201,619
Marketing expense	30,949	53,877	46,883	305,994
Travel expense	85	3,468	8,299	32,222
Interest expense	14,959	3,972	31,081	16,346
Legal and accounting fees	13,189	29,025	123,564	94,934
Insurance expense	21,752	17,708	58,098	35,691
Regulatory expense	749	6,685	13,577	44,314
Rent	-	1,663	-	4,793
General and administrative expense	12,132	13,787	30,738	53,227
Amortization expense	20,214	22,070	64,355	66,211
Total Expenses	$150,241	$369,645	$657,084	$1,312,792

Three Months Ended November 30, 2012 and 2011

Our expenses decreased by approximately $219,000 from $369,645 for the three months ended November 30, 2011 to $150,241 for the three months ended November 30, 2012.

This decrease was primarily due to decreases of approximately $208,000 in employee expenses, stock based compensation, consulting fees, marketing expenses and travel expenses from a total of approximately $274,735 for the three month period ended November 30, 2011 to approximately $67,000 for the three month period ended November 30, 2012. This decrease represents a transition from full time sales reps to commission only, reductions in other marketing programs, and reductions in employees and other consultants. This decrease to stock based compensation expense is due to the accelerated amortization of fair value amounts due the stock option cancellations during the three month period ended May 31, 2012, resulting in no expense for the three month period ended November 30, 2012.

Additionally, there were decreases of approximately $21,000 in general and administrative expenses, including rent, legal and accounting fees, other general and administrative expenses and amortization from a total of approximately $67,000 for the three month period ended November 30, 2011 to $46,000 for the three month period ended November 30, 2012. These decreases are due primarily to general reductions in general and administration activities and the elimination of rent in the 2012 period.

Regulatory expenses also declined by approximately $6,000 from a total of approximately $7,000 for the three month period ended November 30, 2011 to $1,000 for the three month period ended November 30, 2012. This decrease is due primarily to initial set up fees in managing the regulatory aspects of our company in the 2011 period.

These decreases in expense were offset to some degree by a) an increase in interest expense of approximately $11,000 from approximately $4,000 in the three month period ended November 30, 2011 to approximately $15,000 for the same period in 2012 as a result of the amendments to the promissory notes, and b) an increase in insurance expense of approximately $4,000 due to the addition of a directors and officers liability insurance policy in September of 2011 and approximately $22,000 expense in the three month period ended November 30, 2012 to approximately $18,000 for the same period in 2011.

Nine Months Ended November 30, 2012 and 2011

Our expenses decreased by approximately $655,000 from $1,312,792 for the nine months ended November 30, 2011 to $657,084 for the nine months ended November 30, 2012.

This decrease was primarily due to decreases of approximately $665,000 in employee expenses, stock based compensation, consulting fees, marketing expenses and travel expenses from a total of approximately $1,000,000 for the nine month period ended November 30, 2011 to approximately $335,000 for the nine month period ended November 30, 2012. This decrease represents a transition from full time sales reps to commission only, reductions in other marketing programs, and reductions in employees and other consultants. This increase to stock based compensation expense is due to the accelerated amortization of fair value amounts due the stock option cancellations during the nine month period ended November 30, 2012.

Additionally, there were decreases of approximately $29,000 in general and administrative expenses, including rent, other general and administrative expenses and amortization from a total of approximately $124,000 for the nine month period ended November 30, 2011 to approximately $95,000 for the nine month period ended November 30, 2012. These decreases are due primarily to general reductions in general and administration activities and the elimination of rent in the 2012 period.

Regulatory expenses also declined by approximately $30,000 from a total of approximately $44,000 for the nine month period ended November 30, 2011 to $14,000 for the nine month period ended November 30, 2012. This decrease is due primarily to initial set up fees in managing the regulatory aspects of our company in the 2011 period.

These decreases in expense were offset to some degree by a) an increase in interest expense of approximately $15,000 from approximately $16,000 in the nine month period ended November 30, 2011 to approximately $31,000 for the same period in 2012 as a result of the amendments to the promissory notes, b) an increase in insurance expense of approximately $22,000 due to the addition of a directors and officers liability insurance policy in September of 2011 and approximately $58,000 expense in the nine month period ended November 30, 2012 to approximately $36,000 for the same period in 2011 and c) an increase in legal and accounting fees of approximately $30,000 related to the work done in connection with the Apricus co-promotion and merger negotiations during the nine months ended November 30, 2012.

Cash Requirements

Our primary objective for the next twelve months is to continue to commercialize Granisol in the non-exclusive states and to support the co-promotion efforts of Apricus in the exclusive states.

Specifically, we estimate our operating expenses, excluding non-cash charges for amortization, for the next 12 months to be as follows:

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

Going Concern

Our financial statements and information for the three and nine month periods ended November 30, 2012, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated limited revenues to date and have generated net income of $255,087 during the nine month period ended November 30, 2012, and a net loss of $1,996,239 from inception (March 18, 2005) through November 30, 2012. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, as amended, our management, with the participation of our principal executive officer and our principal financial officer, evaluated our company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective.

The ineffectiveness of our disclosure controls and procedures was due a material weakness which we identified in our internal control over financial reporting primarily attributable to limited SEC reporting expertise within our company. Due to our development stage, we have limited financial ability to remedy this staffing deficiency at this time.

Changes in internal control over financial reporting

Except as disclosed below, there were no changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Effective March 1, 2012, we gave notice to David Tousley, our former Chief Financial Officer, Secretary, Treasurer, and director, that we would be terminating his employment agreement with an effective date of October 31, pursuant to Section 6.3(b) of the agreement. As a result, Mr. Tousley’s employment agreement was terminated with an effective date of October 31, 2012. Also effective October 31, 2012, Mr. Tousley resigned from all of his offices with our company. On November 16, 2012, Mr. Tousley resigned from our Board of Directors.

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

While we have generated revenue from operations since our incorporation, during the nine month period ended November 30, 2012, we generated net income of $255,087. From inception through November 30, 2012, we incurred an aggregate loss of $1,996,239. We anticipate that we will continue to incur operating expenses which may be offset to some degree by revenues from the sales and co-promotion of Granisol. Unless we are able to grow the revenues from Granisol significantly through our own efforts and the co-promotion effort of Apricus, we may never reach a point where we have positive net income. If we cannot substantially increase our revenues from sales of Granisol, we will continue to generate losses and will require additional funding to remain in business. We estimate our average monthly expenses over the next 12 months to be approximately $39,000, including general and administrative expenses, but excluding any development or product acquisition costs. On November 30, 2012, we had cash and cash equivalents of $31,403. In order to fund our anticipated budget for the next 12 months, excluding any development or product acquisition costs, we believe that we will need to raise in excess of $500,000. This amount could increase if we encounter difficulties that we cannot anticipate at this time. We have traditionally raised our operating capital from the sale of equity securities and the placement of notes payable, but there can be no assurance that we will continue to be able to do so. As a result of the termination of merger discussions with Apricus, we have received an additional payment from them of 373,134 shares of Apricus common stock in full satisfaction of their obligation to pay us $1,000,000. The value of the stock may be more than or less than $1,000,000 in the aggregate if and when all of the 373,134 shares are sold. This will be dependent on the actual share price of Apricus stock and does not take into account any stockbroker commissions. If for some reason we are unable to convert such stock proceeds into cash and could not otherwise raise the money that we need in order to continue to operate our business, we will be forced to delay, scale back or eliminate some or all of our operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

As of November 30, 2012, we had total debt of $564,192 (including accrued interest of $64,192). Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

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

Our CEO and CFO is engaged elsewhere and his time and effort will not be devoted to our company full-time.

Our CEO and CFO is engaged in other positions with other companies. As a result, our company is and will continue to be managed on a part-time basis. Our business could be adversely impacted by the lack of full time management.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The promissory notes in the aggregate principal balances of $500,000 bearing simple interest at 12% annum were not paid on their due dates of December 31, 2012 and are due on demand.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On Thursday, January 3, 2013, Apricus Biosciences, Inc. announced their intentions to sell off their oncology supportive care business, which includes Granisol. We are currently evaluating the impact of this decision by Apricus on our future operations.

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

PEDIATRX INC.

/s/ Cameron Durrant
Cameron Durrant
President, Chief Executive Officer, Chief Financial Officer,
Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)

Date: January 22, 2013