Form 10-K
period 2013-02-28
PediatRx Inc.
filed 2013-06-28
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2013

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

ii

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
15,186,000 shares of common stock at a price of $0.25 per share for an aggregate market value of $3,796,500.1

1 The aggregate market value of the voting stock held by non-affiliates is computed by reference to the closing price of shares of common stock of the registrant on August 31, 2012 of $0.25 per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
20,836,000 shares of common stock are issued and outstanding as of June 13, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

iii

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This annual report contains forward-looking statements. All statements other than statements of historical facts contained in this annual report, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. Such forward-looking statements include, without limitation, statements regarding our future products and statements regarding our anticipated future cash position.

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

Moreover, we are a new entrant to the social media business and our management cannot predict all of the risks we will face in establishing our company in this industry, nor can we assess the impact that these risk factors might have on our business or the extent to which any risk factor, or any combination of risk factors, may cause actual results to differ materially from those contained in any forward-looking statements. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this annual report and unless otherwise indicated, the terms “we”, “us”, “PediatRx” and “our” refer to PediatRx Inc., a Nevada corporation. Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in PediatRx’s capital stock.

Granisol

Since our acquisition of Granisol® (granisetron #C1) oral solution ("Granisol"), on July 23, 2010, we have been engaged in the pharmaceutical business. First approved in 2008, Granisol is an oral, liquid granisetron HCl solution. The Food and Drug Administration has approved Granisol’s use in cancer care to prevent nausea and vomiting associated with cancer therapy.

On January 26, 2012, we entered into a binding term sheet (the “Term Sheet”) with Apricus Biosciences, Inc. (“Apricus”) for (1) a Co-Promotion Agreement in the United States for Granisol (the “Co-Promotion Agreement”), (2) the assignment of our Co-Promotion Agreement with Bi-Coastal Pharmaceutical Corp.

(“Bi-Coastal”) for Aquoral to Apricus (the “Assignment Agreement”) and (3) a Sale Agreement for Granisol outside of the United States (the ”Asset Purchase Agreement”). Also in the Term Sheet, we entered into a non-binding arrangement for the sale of our company to Apricus in a proposed merger transaction.

On February 21, 2012 we entered into three definitive agreements and one side letter (the “Letter Agreement”) with Apricus. The three definitive agreements consist of the Co-Promotion Agreement, the Assignment Agreement and the Asset Purchase Agreement. Pursuant to the Co-Promotion Agreement, we granted to Apricus the exclusive right to commercialize Granisol in six U.S. states and the non-exclusive right to commercialize Granisol in all other U.S. States, in addition to the right to manufacture Granisol. In addition, we agreed that, for a period of five years from the effective date of the Co-Promotion Agreement, we would not license any co-promotion rights in the non-exclusive states to any third party. We retained the right to commercialize Granisol in the non-exclusive states. We intended to book sales in the non-exclusive states that we generate through our own promotional efforts. Each party agreed to cooperate with the other in respect of promotional materials and efforts on terms specified in the Co-Promotion Agreement.

The initial term of the Co-Promotion Agreement was for a period of ten years from the effective date, though it may be terminated prior to expiration under certain conditions. If the Co-Promotion Agreement was terminated by us prior to the end of the initial term, we would be required to pay to Apricus an amount based upon a varying percentage of our net operating income related to Granisol for a period subsequent to termination depending upon when the termination occurs.

Pursuant to the Assignment Agreement, we assigned all of our rights and responsibilities under our co-promotion agreement with Bi-Coastal for Aquoral, and Apricus assumed all rights and responsibilities under the co-promotion agreement as of the effective date. Bi-Coastal consented to the assignment of the co-promotion agreement for Aquoral.

Pursuant to the Asset Purchase Agreement, we sold to Apricus all of our rights related to Granisol in all countries and territories outside of the United States. We also agreed that we and our officers and directors will not compete in the field of anti-emetic products in certain areas outside of the United States.

As consideration for entering into these three Agreements we received an initial payment of $325,000 from Apricus. The Co-Promotion agreement provided for the payment to our company of a royalty that will be calculated based upon Apricus’ U.S. generated net operating income related to Granisol.

The Term Sheet also contemplated a non-binding expression of interest in the merger of our company with Apricus. The Letter Agreement refined the timing with respect to the parties’ agreement that Apricus would pay to our company $1,000,000 in Apricus unregistered common stock as a breakup fee if our two companies did not merge by June 1, 2012, (or such other date as may be mutually agreed to by the parties). As of June 1, 2012, Apricus and our company had mutually agreed to terminate discussions regarding the proposed merger.

On June 27, 2012, we entered in to a Termination Agreement (the “Termination Agreement”) with Apricus pursuant to which the parties acknowledged that they formally terminated discussions regarding the proposed merger of the two companies. Pursuant to the Termination Agreement, Apricus issued and delivered to us 373,134 shares of its common stock in full satisfaction of its obligation to pay us $1,000,000 in common stock as additional consideration to be paid by Apricus under each of the Asset Purchase Agreement and Co-Promotion Agreement.

In addition, pursuant to the Termination Agreement, on July 16, 2012, Apricus filed a Registration Statement on Form S-3 registering these shares for resale, which the Registration Statement was declared effective by the Securities and Exchange Commission on October 3, 2012. We agreed that if we propose to sell any of the shares on a public market or quotation service, we will only be permitted to sell on any given trading day, such number of shares as does not exceed 5% of the average daily volume of the Apricus’s common stock traded in the previous five trading days. Due to the sales restrictions, we determined the fair value using quoted prices for similar assets in active markets that are directly observable and thus represent a Level 2 fair value measurement. The fair value of the investment in Apricus was $1,000,000 at the effective date of the termination and August 31, 2012. We have recognized a loss on sale of investment in our statements of operations totaling $108,035 for the year ended February 28, 2013. By year end, all Apricus shares had been sold by the company.

We have decided not to focus on the pharmaceutical industry and we are looking to divest of our pharmaceutical assets. We recognized an impairment charge in the fourth quarter of 2013 to reduce the carrying amount of our pharmaceutical product rights to the estimated realizable value.

Slickx

Following the end of our fiscal year, on April 26, 2013, we entered into a non-binding letter of intent with Lakefield Media Holding AG (“Lakefield”) to acquire the Slickx name, technology, source code, domain name and all other tangible and intangible assets relating to internet portals and platforms commonly known as “Slickx” for $50,000.

In addition, the letter of intent provides that for a period of one year, Lakefield will not enter into discussions or negotiations with respect to an acquisition of its assets or company. During this time, we may negotiate with Lakefield the terms of a sale of all of the remaining assets of Lakefield, either by way of an asset sale or through the sale of all of the outstanding securities of Lakefield, for consideration consisting of a maximum of 10,650,000 shares of our common stock.

Constantin Dietrich, a director of our company, is the founder and Chief Executive Officer of Lakefield.

The completion of the transactions contemplated by the letter of intent is subject to the entry into definitive formal agreements. There is no assurance that the transactions contemplated by the letter of intent will be completed as planned or at all.

On May 17, 2013, we entered into a Web Site Asset Purchase Agreement with Lakefield Media Holding AG and its wholly-owned subsidiary, Flawsome XLerator GmbH to acquire the internet domain name “Slickx.com”, the website and related software, intellectual property rights, accounts, contracts, goodwill and infrastructure for $50,000. On May 21, 2013, we completed the acquisition of these assets and paid $50,000 to Lakefield.

Website

In connection with the acquisition of the internet domain name “Slickx.com” and related websites, we plan to offer a lifestyle media platform that focuses on building online lifestyle communities. We anticipate that our websites will allow consumers, content creators and advertisers to connect in one single network.

Our website at “Slickx.com” is accessible but is still a work-in-progress and it is currently in the testing phase as we are reviewing the operations of the social network and various features. The website will likely remain inaccessible for some time as we troubleshoot and test various aspects of the system.

We plan to engage Lakefield Media Holding AG to develop our website. On May 29th, the company entered into a consulting agreement with Flawsome Xlerator GmbH, a wholly owned subsidiary of Lakefied, to further develop the Slickx asset.

Functions and Services

We plan to enable users to not only consume digital content from the lifestyle, fashion and entertainment industry, but also to find, create and share the content within these verticals in which they are interested. Our service will connect consumers, creators and advertisers in an environment that is both engaging and social. By building a media network that delivers curated quality content we will offer a global platform that will enable the user to find, share and connect with like-minded people and opinion-leaders. The service is planned to be available on multiple platforms including web, tablet and mobile.

Revenue Model

We plan to generate revenue from the following:

Advertisements

One of the major benefits of advertising on a social media site is that advertisers can take advantage of the users’ demographic information and target their ads appropriately. We may sell advertisement space to companies that may be interested in targeting our subscribers. We anticipate that interested advertisers will include premium brand advertisers as well as local and regional advertisers who are looking for innovative new and exciting formats to carefully target the consumer to create an experience that benefits consumers and advertisers. The focus will be to offer content with targeted advertising that reaches the right audience with the right content and the right advertising.

Subscriptions

As the service matures, we may offer paid subscription services that enhance and augment the user experience. Further, there may be a cost for the consumer to download the application.

Competition

We will face substantial competition from dominant digital media companies and websites such as gawker.com and glam.com, as well as Facebook application providers in the social media space such as Pinterest. We believe that users often utilize multiple digital and social media websites or applications, and the use of one of these website or application is not necessarily to the exclusion of others.

Achieving a critical mass of users or subscribers is crucial for digital and social websites and applications. Even though we seek to offer products and services that are unique in the industry, superior in quality, and more appealing than those of our competitors, we will need to establish a solid initial user base and critical mass.

Although we believe that we have access to the tools and certain inherent efficiencies to attract the initial user base, we need to do that at a lower cost per visitor than certain of our traditional online competitors in order to essentially become successful. We also believe that the industry offers substantial room for growth as social networking application platforms and mobile platforms continue to expand and as the Internet especially mobile continues to become the primary source to engage with social media activities and consume, create and share news, events and other lifestyle-related content.

Marketing and Sales Strategy

The use of the Internet is continuing to evolve as a global platform for doing business. We anticipate that our major focus in the first year, after the acquisition of the internet domain name “Slickx.com”, will be enhancing the related website and cultivating our user base. We anticipate using various online marketing methods such as Facebook’s viral channels, online marketing programs and other advertising and marketing programs in order to drive traffic to our own website. We plan to take advantage of a well balanced mix of online and offline marketing strategies.

Our primary target market is focused on Internet users who already participate in social media websites. We therefore plan to take advantage of various well-established online marketing programs and make them an integral part of our long-term strategy. Our marketing campaigns will monitor daily statistics and track information such as interests, favorite topics and most read stories in order to quickly get synchronized with our Internet audience.

We plan to participate in other marketing activities that will also aim to raise awareness of the Slickx.com brand and attract users by promoting the unique content and quality of our product and services. We plan to primarily advertise through Internet and mobile advertising and will have to run extensive user acquisition campaigns at any given time, targeting various classifications of users.

We plan to use media buying and in-house tools to effectively and efficiently track, measure and optimize the success of our advertising campaigns. We plan to initiate a marketing strategy with a focus on campaigns that we believe will produce a positive return on ad-spend in the medium- to long-term.

Online Advertising

The majority of our advertising and promotional activities will be concentrated on online advertising campaigns and Search Engine Marketing (SEM). SEM is a form of internet marketing that involves the promotion of websites by increasing their visibility in search engine results pages (SERPs) like Google or Bing through optimization and advertising. SEM may use search engine optimization (SEO), that adjusts or rewrites website content to achieve a higher ranking in search engine results pages or use pay per click listings.

We have selected Google because of its success and popularity for web users wishing to find something using internet search. The Google Adwords program will allow us to customize the text of our advertisements, the frequency of each advertisement’s appearance, and the length of the advertising contract. For our purposes, we believe that this will give us the maximum amount of flexibility and allow us to closely monitor the costs of the marketing campaign.

Using this strategy will allow us also to design our own ads, and to select target locations such as a city or state and use keywords in our ads. A keyword is a word that is used by an Internet user who is performing an online search to find out information on a specific topic.

Optimizing Our Website

We plan to work with the web site development contractor to optimize our websites in terms of Search Engine Optimization (SEO). SEO is a technique which helps search engines find and rank a website or –page higher than others by affecting their visibility in a search engine's "natural" or un-paid ("organic") search results. Its objective is getting traffic from the “free,” “organic,” “editorial” or “natural” listings on search engines such as the major search engines Google, Yahoo and Bing that have such results. In general it is believed that a result (site) that appears earlier or higher and more frequently in the search results list on SERPs will get more visitors (traffic) from that search engine. SEO may target various kinds of search, including name search, local or image search, video search or search for events and news. Based on the type of search, SERPs Web pages and other content such as videos or local listings are shown and ranked based on what the search engine considers most relevant to users. Payment is not involved, as it is with paid search ads (SEM).

As part of our internet marketing strategy, we regard SEO to consider how search engines work, what users search for, the actual search terms or keywords typed into search engines and which search engines are preferred by their targeted audience. Thus, SEO may involve editing our website’s and –pages’ content, HTML and associated coding to both increase its relevance to specific keywords and to remove barriers to the indexing activities of search engines. We therefore plan to work with the web site development contractor to develop a series of keywords or meta-tags for each of the pages of our web site. Meta-tags are keywords that are added to a web page to make it easier to find that specific web page through search engines, web browser software and other applications. The information is not intended to be seen by the casual Internet user. Search engines like Google and Yahoo are designed to seek out these keywords when someone is performing an Internet search for a specific topic.

Intellectual Property

We own one registered trademark for Granisol and an unregistered trade-mark “Slickx”.

We are planning to develop the Slickx website and intend to protect its contents by registering for appropriate copyright and trademark protection where we deem such registration necessary or beneficial. We have not conducted any independent searches or other inquiry into patents or other intellectual property which may be owned by others and which may constrain our business plan, nor have we received independent opinions of counsel on such matters.

Governmental Regulations

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the Internet, many of which are still evolving and could be interpreted in ways that could harm our business. In the United States and abroad, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content provided by users. Any court ruling or other governmental action that imposes liability on providers of online services for the activities of their users and other third parties could harm our business. In addition, rising concern about the use of social media technologies for illegal conduct, such as the unauthorized dissemination of national security information, money laundering or supporting terrorist activities may in the future produce legislation or other governmental action that could require changes to our products or services, restrict or impose additional costs upon the conduct of our business or cause users to abandon material aspects of our service.

In the area of information security and data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

We are also subject to federal, state, and foreign laws regarding privacy and protection of member data. We intend to post on our website our privacy policy and user agreement, which describe our practices concerning the use, transmission and disclosure of member data. Any failure by us to comply with our posted privacy policy or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could harm our business. In addition, the interpretation of data protection laws, and their application to the Internet is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from state to state, country to country, or region to region, and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to adequately protect our members’ privacy and data could result in a loss of member confidence in our services and ultimately in a loss of members and customers, which could adversely affect our business.

In addition, because we anticipate that our services will be accessible worldwide, certain foreign jurisdictions have claimed and others may claim that we are required to comply with their laws, including in jurisdictions where we have no local entity, employees, or infrastructure.

Research and Development Activities

Expenditures attributable to research and development of Granisol over the last two fiscal years were zero.

We have plans to undertake certain research and development activities during the first year of operation related to the development of the Slickx website.

Employees

At present, we have no employees. Cameron Durrant, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and director serves our company pursuant to a consulting agreement. We intend to conduct our social media business largely through agreements with consultants and other independent third parties.

Subsidiaries

We do not have any subsidiaries.

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

During the fiscal year ended February 28, 2013, we generated net loss of $315,938. From inception through February 28, 2013, we incurred an aggregate loss of $2,567,264. We anticipate that we will continue to generate losses and will require additional funding to remain in business. We estimate our average monthly expenses over the next 12 months to be approximately $39,000, including general and administrative expenses, but excluding any development or product acquisition costs. On February 28, 2013, we had cash and cash equivalents of $512,484. In order to fund our anticipated budget for the next 12 months, excluding any development or product acquisition costs, we believe that we will need to raise in excess of $1,000,000. This amount could increase if we encounter difficulties that we cannot anticipate at this time. We have traditionally raised our operating capital from the sale of equity securities and the placement of notes payable, but there can be no assurance that we will continue to be able to do so. As a result of the termination of merger discussions with Apricus, we have received 373,134 shares of Apricus common stock in full satisfaction of its obligation to pay us $1,000,000. These shares were sold for aggregate proceeds of $891,965.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our financial statements for the year ended February 28, 2013. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our debt obligations. Any refinancing of this substantial debt could be at significantly higher interest rates.

As of February 28, 2013, we had total debt of $578,986 (including accrued interest of $78,986). Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

•	impair our ability to obtain financing in the future for working capital, capital expenditures, partnerships, acquisitions or general corporate purposes;

•

have a material adverse effect on us if we fail to comply with financial and affirmative and restrictive covenants in debt agreements and an event of default occurs as a result of a failure that is not cured or waived;

•

require us to dedicate a substantial portion of our cash flow for interest payments on our indebtedness and other financial obligations, thereby reducing the availability of our cash flow to fund working capital and capital expenditures;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a competitive disadvantage compared to our competitors that have proportionally less debt.

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

If we do not successfully divest our pharmaceutical assets, we may not have sufficient capital to pursue our new social media business.

We have decided not to focus on the pharmaceutical industry and we are looking to divest our pharmaceutical assets. If we do not successfully divest our pharmaceutical assets and we do not raise additional capital to pursue our social media projects, we will have to revisit our business strategy in an effort to determine what changes may be required in order for us to continue our operations. Further, we may need to consider raising additional capital or financing in order to continue as a going concern even if we do not pursue such projects or if the sale of our pharmaceutical assets is not completed. No assurance can be given whether we would be able to successfully raise capital or financing in such circumstances or, if so, under what terms.

Efforts to expand will place a significant strain on our management, operational, financial and other resources.

Given sufficient capital, we plan to expand our operations by marketing our Slickx website, which will place a significant strain on our management, operations, technical performance and financial resources. There can be no assurance that we will be able to manage expansion effectively. Our current and planned personnel, systems, procedures, and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in multiple geographic locations. We may not be able to hire, train, retain, motivate, and manage required personnel, which may limit our growth. If any of this were to occur, it could damage our reputation, limit our growth, negatively affect our operating results and harm our business. We do not currently have the required capital to market either of the offerings.

We are an early-stage company with a limited operating history, which may hinder our ability to successfully meet our objectives.

We are an early-stage company with a limited operating history upon which to base an evaluation of our new business. As a result, the revenue and income potential of our new business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer.

Our CEO and CFO is engaged elsewhere and his time and effort will not be devoted to our company full-time.

Our CEO and CFO is engaged in other positions with other companies. As a result, our company is and will continue to be managed on a part-time basis. Our business could be adversely impacted by the lack of full time management.

Our existing management team has no experience in operating a social media business or any other web based business.

Our current management does not have any experience in operating a social media site and has never operated a web-based business. We will be dependent on outside software engineers to drive our development. If our management is not able to execute on our business plan, it is likely stockholders would lose their entire investment.

Risks Relating to the Social Media Business

After a sale of our pharmaceutical assets, we will become a pure social media company in a highly competitive field with high investment costs and high risks.

After the sale of our pharmaceutical assets, we will be a social media company, provided that we are able to obtain additional financing to develop our website, Slickx. We must achieve a certain level of users of Slickx before it can be monetized and produce revenue for us. We will have to raise substantial additional capital to drive users to our website and eventually generate revenues and reach profitability, if ever. We will be dependent upon selling advertisements and finding other ways to monetize our users by selling add-on services. For a social application or site to be able to sell advertisements, it must first attract a sufficient number of users to gain the interest of advertisers in buying ads and offering products on the site or the application. It will take time, management effort and capital to attract users to our website. There can be no assurance that any users will come. These timeframes, along with the general state of development create additional uncertainty as to the potential success of our website. The application may not continue to work as we plan and even if it does, there can be no assurance that an economically viable level of users will come, that advertisers will want to advertise or that we can monetize it. Therefore, it will be costly to maintain the application and market it to attract users and advertisers.

We are entering a very crowded social media marketplace where existing competitors have years of experience, are well financed and have the name recognition to draw consumers, none of which we possess.

Management has determined that the future direction of our company will focus on development of Slickx website. This puts our business focus in a very competitive field dominated by several very large and well financed companies such as Facebook, MySpace and Twitter. These companies have established an online presence and community that have become destinations in and of themselves and it will be difficult to make inroads into this space. We will be dependent on a new twist to entry into this space but in the end, all social media sites have similar features and it is likely that if any part of our offering becomes compelling, the competitors will adjust their offerings to be directly competitive with us. This creates substantial uncertainty on our ability to survive in this space or to be able to attract enough users to be able to monetize our site to produce revenues.

The revenue models for our social media business require we first obtain a sufficient number of users of our website before we can sell advertisements or generate other revenue and it will take time to generate such users and to then monetize the site.

We will be dependent on selling advertisements and finding other ways to monetize our users by selling add-on services. For a social media site to be able to sell advertisements, they first must attract a sufficient number of users to gain the interest of advertisers in buying ads on the sites. It will take time and money to bring users to our site and there is no assurance any users will come. These time frames along with the general state of development create additional uncertainty as to the potential success of our company. The site may not work as we plan and even if they do there can be no assurance any users will come, that advertisers will want to advertise or that we can monetize them. Additionally, it will be costly to maintain the offerings and market them to attract users.

The security risks or perception of risks of using social media websites may discourage users from using our website.

We and other market participants must be able to transmit confidential information securely over public networks. Third parties may have the technology or know-how to breach the security of user data. Any breach could cause users to lose confidence in the security of our website and choose not use our site.

We cannot assure you that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms that we will use to protect user data. If any such compromise of our security were to occur, it could harm our reputation, business, prospects, financial condition and results of operations. A party who is able to circumvent our security measures could misappropriate information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. We cannot assure you that our security measures will prevent security breaches or that failure to prevent such security breaches will not harm our business, prospects, financial condition and results of operations.

We may be liable if third parties misappropriate our users’ personal information.

If third parties are able to penetrate our network security or otherwise misappropriate our users’ personal information, or if we give third parties improper access to our users’ personal information, we could be subject to liability. This liability could include claims for impersonation or other similar fraud claims. This liability could also include claims for other misuses of personal information, including unauthorized marketing purposes. These claims could result in litigation. Liability for misappropriation of this information could adversely affect our business. In addition, the Federal Trade Commission and state agencies have been investigating various Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if government agencies investigate our privacy practices.

System and online security failures could harm our business and operating results.

Our services will depend on the efficient and uninterrupted operation of our computer and communications hardware systems. Our systems and operations will be vulnerable to damage or interruption from a number of sources, including fire, flood, power loss, telecommunications failure, break-ins, earthquakes and similar events. Our Internet host provider does not guarantee that our Internet access will be uninterrupted, error-free or secure. Our servers are also vulnerable to computer viruses, physical, electrical or electronic break-ins and similar disruptions. Any substantial interruptions could result in the loss of data and could completely impair our ability to generate revenues from our service. We do not presently have a full disaster recovery plan in effect to cover the loss of all facilities and equipment.

We currently do not have any patents associated with our Slickx website and if we are not able to develop intellectual property protection around our product offering, we may not be able to prevent competitors from recreating our product offering.

Other than certain unregistered trademarks, we do not have any intellectual property protection on the features and software behind our Slickx website. We are planning to develop our website and intend to protect its contents by registering for appropriate copyright and trademark protection where our management deems such registration necessary or beneficial, but there is no assurance that we will be able to obtain such protection. We have not conducted any independent searches or other inquiry into patents or other intellectual property which may be owned by others and which may constrain our business plan, nor have we received independent opinions of counsel on such matters.

If we do not respond to rapid technological changes, our services could become obsolete and we could lose users.

To remain competitive, we will need to continually enhance and improve the functionality and features of our social media website. We may face material delays in introducing new services, products and enhancements. If this happens, our users may forgo the use of our website and use those of our competitors. The Internet and the social media industry are rapidly changing. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing website and our technology and systems may become obsolete. Our failure to respond to technological change or to adequately maintain, upgrade and develop our computer network and the systems used to process users’ uses of our website could harm our business, prospects, financial condition and results of operations.

Existing or future government regulation could harm our business, results of operation and financial condition.

We are subject to the same federal, state and local laws as other companies conducting business on the Internet. Today there are relatively few laws specifically directed towards conducting business on the Internet. However, due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the state and federal levels. These laws and regulations could cover issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our business. For example, United States and foreign laws regulate our ability to use user information and to develop, buy and sell mailing lists. The vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised thereby. Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain. These current and future laws and regulations could harm our business, results of operation and financial condition.

The content of our website could expose us to various kinds of liability, which, if prosecuted successfully, could negatively impact our business.

We will face potential liability for negligence, copyright infringement, patent infringement, trademark infringement, defamation, and/or other claims based on the nature and content of the materials our user’s post. Various claims have been brought, and sometimes successfully prosecuted, against Internet content distributors. We could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties’ proprietary technology. Any imposition of liability that is not covered by insurance, or is in excess of insurance coverage, could materially adversely affect our financial condition and results of operations. Any claim of infringement, with or without merit, could be time consuming, result in costly litigation or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us, or at all. As a result, any such claim of infringement against us could have a material adverse effect upon our business, financial condition, results of operations and cash flows.

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

See “Item 1 – Business”.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTCQB operated by the OTC Markets Group. Our symbol is “PEDX”, and our CUSIP number is 70532X107.

The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTCQB. We obtained the following high and low bid information from the OTCQB. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low
February 28, 2013	--[1]	--[1]
November 30, 2012	$0.20	$0.13
August 31, 2012	$0.13	$0.13
May 31, 2012	$0.30	$0.06
February 29, 2012	$0.08	$0.00
November 30, 2011	NA	NA
August 31, 2011	NA	NA
May 31, 2011	NA	NA

On May 6, 2013, the latest date that our common stock traded on the OTCQB, the closing price of our common stock was $0.15 per share.

1 - There were no bids for the quarter ended February 28, 2013.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Transfer Online, Inc., 512 SE Salmon Street, Portland, OR 97214.

Holders of Common Stock

As of June 11, 2013, there were 42 holders of record of our common stock. As of such date, 20,836,000 shares were issued and outstanding.

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

The following table summarizes certain information regarding our equity compensation plan as of February 28, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	None	N/A	None
Equity compensation plans not approved by security holders	None	N/A	2,000,000
Total	None	N/A	2,000,000

Recent sales of unregistered securities

Since the beginning of our fiscal year ended February 28, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report on Form 10-K.

Liquidity and Capital Resources

Our financial condition for the 12 months ended February 28, 2013 and February 29, 2012 and the changes between those periods for the respective items are summarized as follows:

We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Deficit

	February 28,	February 29,
	2013	2012
Current Assets	$585,675	$384,293
Current Liabilities	724,110	882,960
Working Deficit	$(138,435)	$(498,667)

As of February 28, 2013, our working deficit decreased due largely to the sale of Apricus stock.

Cash Flows

	12 months	12 months
	ended	ended
	February 28,	February 29,
	2013	2012
Cash used in operating activities	$(637,621)	$(606,152)
Cash provided by financing activities	-	250,000
Cash provided by investing activities	891,965	64,900
Net increase (decrease) in cash and cash equivalents	$254,344	$(291,252)

Cash Used in Operating Activities

Our cash used in operating activities for the twelve months ended February 28, 2013, compared to our cash used in operating activities for the twelve months ended February 29, 2012, increased due to the payment of significant accounts payable and accrued liabilities in fiscal year 2013

Cash Provided by Financing Activities

Our cash provided by financing activities for the twelve months ended February 28, 2013, compared to our cash provided by financing activities for the twelve months ended February 29, 2012, decreased due to there being no financing activities in fiscal year 2013.

Cash Provided by Investing Activities

Our cash provided by investing activities for the twelve months ended February 28, 2013, compared to our cash provided by financing activities for the twelve months ended February 29, 2012, increased due to the receipt and sale of Apricus stock in fiscal year 2013.

Cash Requirements

We estimate our operating expenses, excluding stock based compensation and amortization expense, and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Bank charges and interest	$5,000
Filing fees	10,000
Investor relations	10,000
Legal and accounting fees	220,000
Licenses and permits	50,000
Marketing expense	150,000
Insurance expense	100,000
Personnel and consulting expense	500,000
Transfer agent fees	10,000
Other general & administrative expense	95,000
Total	$1,150,000

Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for more than 12 months. Accordingly, we will have to raise additional capital in the near future to meet our working capital requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Results of Operation

The following summary of our results of operations should be read in conjunction with our audited financial statements for the twelve-month periods ended February 28, 2013 and February 29, 2012.

Revenues

We have recognized $77,938 in net product revenue during the twelve month period ended February 28, 2013 and $781,050 during the twelve-month period ended February 29, 2012. This decrease of $703,112 is due to the discontinuation of product sales.

Cost of Goods Sold

We have recognized $52,359 in cost of goods sold during the twelve-month period ended February 28, 2013, and $219,438 during the twelve-month period ended February 29, 2012. This decrease of $167,079 is due to the discontinuation of product sales.

Expenses

The table below shows our expenses for the twelve-month periods ended February 28, 2013 and February 29, 2012.

	Year Ended	Year Ended
	February 28, 2013	February 29, 2012
Expenses

Employee expenses	145,117	350,009
Stock based compensation	132,138	213,912
Consulting fees	3,333	226,335
Marketing expense	33,144	338,969
Travel expense	8,446	35,743
Interest expense	45,828	22,568
Legal and accounting fees	153,576	131,441
Insurance expense	76,620	56,181
Regulatory expense	13,578	47,606
Rent	992	5,410
General and administrative expense	77,670	62,599
Impairment of product rights	456,554	-
Amortization	86,486	88,282
Total	$1,233,482	$1,579,055

In the twelve-month period ended February 28, 2013, our expenses decreased because of scaled back pharmaceutical operations.

We recognized an impairment charge of $456,554 during the twelve month period ended February 28, 2013 to reduce the carrying amount of our pharmaceutical product rights to the estimated realizable value.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Going Concern

Our audited financial statements and information for the period ended February 28, 2013, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have decided not to focus on the pharmaceutical industry and we are looking to divest our pharmaceutical assets. We have generated limited revenues to date and have incurred a net loss of $315,938 during the 12-month period ended February 28, 2013, and $2,567,264 from inception (March 18, 2005) through February 28, 2013. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

On February 28, 2013, we had cash of $512,484. Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for more than 12 months. If we are unable to raise additional capital in the near future, we expect that we will need to curtail operations, liquidate any assets that we might own, seek additional capital on less favorable terms and/or pursue other remedial measures. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

We consider assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. We recognized an impairment charge of $456,554 during the twelve-month period ended February 28, 2013 to reduce the carrying amount of our pharmaceutical product rights to the estimated realizable value.

Sales Deductions

Concurrently with the recognition of revenue from pharmaceutical product sales, the estimated sales provisions for product returns, sales rebates, chargebacks, payment discounts and other sales allowances are recorded. Sales provisions are established based upon consideration of a variety of factors, including but not limited to, historical relationship to revenues, historical payment and return experience, customer rebate arrangements and current contract sales terms with wholesale and indirect customers. The following briefly describes the nature of each provision and how such provisions are estimated.

•	Payment discounts are reductions to invoiced amounts offered to customers for payment within a specified period and are estimated upon shipment utilizing historical customer payment experience.

•

Sales rebates are offered to certain customers to promote customer loyalty and encourage greater product sales. These rebate programs provide that, upon the attainment of pre- established volumes or the attainment of revenue milestones for a specified period, the customer receives either credit against purchases or cash payment. Other promotional programs are incentive programs periodically offered to customers. Due to the nature of these programs, we are able to estimate provisions for rebates and other promotional programs based on specific terms in each agreement at the time of shipment along with an estimate of the customer’s purchases over the specified period.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PediatRx Inc.

(A Development Stage Company)

Financial Statements
February 28, 2013

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firms	29

Balance Sheets at February 28, 2013 and February 29, 2012	31

Statements of Operations for the Years Ended February 28, 2013 and February 29, 2012 and for the period from March 18, 2005 (Inception) through February 28, 2013	32

Statements of Stockholders’ Equity for the Years Ended February 28, 2013 and February 29, 2012 and for the period from March 18, 2005 (Inception) through February 28, 2013	33

Statements of Cash Flows for the Years Ended February 28, 2013 and February 29, 2012 and for the period from March 18, 2005 (Inception) through February 28, 2013	34

Notes to the Financial Statements	35

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
PediatRx, Inc.

We have audited the accompanying balance sheets of PediatRx, Inc. (a development stage company) (the "Company") as of February 28, 2013 and February 29, 2012 and the related statements of operations, stockholders' equity and cash flows for the years then ended, and for the period from inception (March 18, 2005) to February 28, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from inception (March 18, 2005) to February 28, 2010 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the report of other such auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2013 and February 29, 2012, and the results of its operations and its cash flows for the years then ended, and for the period from inception (March 18, 2005) to February 28, 2013 in conformity with accounting principles generally accepted in the United States of America.

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
June 28, 2013

JAMES STAFFORD

James Stafford, Inc.
Chartered Accountants
Suite 350 – 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
PediatRx Inc.
(formerly Striker Energy Corp.)
(An Exploration Stage Company)

We have audited the balance sheets of PediatRx Inc. (the “Company”) (formerly Striker Energy Corp.) as at 28 February 2010 and 2009, and the related statements of operations, cash flows and changes in stockholders’ deficiency for each of the years in the three-year period ended 28 February 2010 and for the period from the date of inception on 18 March 2005 to 28 February 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

26 April 2010

PediatRx Inc.
(A Development Stage Company)
Balance Sheets

	As of	As of
	February 28,	February 29,
	2013	2012

Assets

Current assets
Cash and cash equivalents	$512,484	$258,140
Accounts receivable, net of reserves	50,556	106,635
Inventories, net of reserve for obsolescence	-	2,169
Prepaid expenses	22,635	17,349

Total current assets	585,675	384,293
Intangible assets, net (available for sale)	200,000	743,040
Security deposits	-	992

Total assets	$785,675	$1,128,325

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$224,110	$382,960
Promissory notes	500,000	500,000
Total liabilities	724,110	882,960
Stockholders’ equity

Capital stock
Authorized 150,000,000 common shares, par value $0.0001 Issued and outstanding February 29, 2012 – 20,836,000 common shares February 28, 2013 – 20,836,000 common shares	2,089	2,089
Additional paid-in capital	2,626,740	2,494,602
Deficit accumulated during the development stage	(2,567,264)	(2,251,326)
Total stockholders' equity	61,565	245,365
Total liabilities and stockholders' equity	$785,675	$1,128,325

The accompanying notes are an integral part of these financial statements.

PediatRx Inc.
(A Development Stage Company)
Statements of Operations

	For the period
	from the date
	of inception on	For the year	For the year
	March 18, 2005	ended	ended
	to February 28, 2013	February 28, 2013	February 29, 2012

Net revenues	$1,125,796	$77,938	$781,050

Cost of goods sold	357,360	52,359	219,438

Gross Margin	768,436	25,579	561,612

Expenses
Employee expenses	654,204	145,117	350,009
Stock based compensation	346,050	132,138	213,912
Consulting fees	620,451	3,333	226,335
Marketing expense	627,037	33,144	338,969
Travel expense	67,788	8,446	35,743
Interest expense	86,803	45,828	22,568
Legal and accounting fees	542,939	153,576	131,441
Mineral property expenditures	15,124	-	-
Insurance expense	193,691	76,620	56,181
Regulatory expense	119,099	13,578	47,606
Rent	20,398	992	5,410
General and administrative expense	311,161	77,670	62,599
Amortization expense	226,266	86,486	88,282
Impairment of product rights	456,554	456,554	-
Write down of mineral property acquisition costs	5,000	-	-

Total Expenses	4,292,565	1,233,482	1,579,055

Gain on sale of product rights	64,900	-	64,900
Gain on sale of investment	891,965	891,965	-

Net loss for the period	$(2,567,264)	$(315,938)	$(952,543)

Basic and diluted loss per common share		$(0.015)	$(0.046)

Weighted average number of common shares used in per share calculations		20,836,000	20,836,000

The accompanying notes are an integral part of these financial statements.

PediatRx Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

				Deficit,
				accumulated	Total
			Additional	during the	stockholders’
	Number of	Capital	paid-in	development	equity
	shares issued	stock	capital	stage	(deficit)
Balance as of March 18, 2005 (inception)	-	$-	$-	$-	$-
Restricted common shares issued for cash ($0.0005 per share) – September 2005	10,000,000	1,000	4,000	-	5,000
Contributions to capital by related parties – expenses	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance as of February 28, 2006	10,000,000	1,000	4,600	(21,237)	(15,637)
Common shares issued for cash ($0.005 per share) – May 2006	10,000,000	1,000	49,000	-	50,000
Common shares issued for services ($0.005 per share) – August 2006 and February 2007	6,000	6	24	-	30
Contributions to capital by related parties – expenses	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance as of February 28, 2007	20,006,000	2,006	65,024	(72,127)	(5,097)
Contributions to capital by related parties – expenses	-	-	14,400	-	14,400
Common shares returned and cancelled for cash ($0.005 per share) – April 2007	(1,000,000)	(100)	(4,900)	-	(5,000)
Common shares issued for cash ($0.01 per share) – May 2007	1,000,000	100	4,900	-	5,000
Net loss for the year	-	-	-	(65,411)	(65,411)

Balance as of February 29, 2008	20,006,000	2,006	79,424	(137,538)	(56,108)
Contributions to capital by related parties – expenses	-	-	14,400	-	14,400
Contributions to capital by related parties – loan forgiveness	-	-	38,950	-	38,950
Common shares issued for cash ($0.10 per share) – November 2008	500,000	50	49,950	-	50,000
Net loss for the year	-	-	-	(53,957)	(53,957)

Balance as of February 28, 2009	20,506,000	2,056	182,724	(191,495)	(6,715)
Contributions to capital by related parties – expenses	-	-	14,399	-	14,399
Net loss for the year	-	-	-	(58,201)	(58,201)

Balance as of February 28, 2010	20,506,000	2,056	197,123	(249,696)	(50,517)
Contributions to capital by related parties – expenses	-	-	3,600	-	3,600
Common shares issued for cash ($0.20 per share) – June 2010	1,500,000	150	299,850	-	300,000
Common shares issued for cash ($0.50 per share) – July 2010	1,500,000	150	749,850	-	750,000
Common shares issued for cash ($1.00 per share) – November 2010	825,000	83	824,917	-	825,000
Common shares returned and cancelled – November 2010	(3,700,000)	(370)	370	-	-
Common shares issued for debt cancellation ($1.00 per share) – November 2010	205,000	20	204,980	-	205,000
Net loss for the year	-	-	-	(1,049,087)	(1,049,087)

Balance as of February 28, 2011	20,836,000	2,089	2,280,690	(1,298,783)	983,996

Stock based compensation	-	-	213,912	-	213,912
Net loss for the year	-	-	-	(952,543)	(952,543)

Balance as of February 29, 2012	20,836,000	2,089	2,494,602	(2,251,326)	245,365

Stock based compensation	-	-	132,138	-	132,138
Net loss for the period	-	-	-	(315,938)	(315,938)

Balance as of February 28, 2013	20,836,000	$2,089	$2,626,740	$(2,567,264)	$61,565

The accompanying notes are an integral part of these financial statements.

PediatRx Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the period
	from the date
	of inception on	For the year ended	For the year ended
	March 18, 2005	February 28,	February 29,
	to February 28, 2013	2013	2012

Cash flows from operating activities
Net loss for the period	$(2,567,264)	$(315,938)	$(952,543)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	226,266	86,486	88,282
Provision for bad debts	40,207	40,207	-
Inventory obsolescence expense	90,500	-	90,500
Gain on sale of product rights (Note 1)	(64,900)	-	(64,900)
Gain from additional consideration received from Apricus (Note 1)	(1,000,000)	(1,000,000)	-
Contributions to capital by related parties – expenses	58,799	-	-
Contributions to capital by related party – forgiveness of debt	38,950	-	-
Common shares issued for services	30	-	-
Write down of mineral property acquisition costs	5,000	-	-
Loss on sale of investment in Apricus	108,035	108,035	-
Impairment of product rights	456,554	456,554	-
Stock based compensation	346,050	132,138	213,912
Changes in operating assets and liabilities; net of effects from acquisition of Granisol product line and mineral property interest
Decrease (increase) in accounts receivable	(90,763)	15,872	(51,555)
Decrease in inventories	26,680	2,169	15,006
Increase in prepaids and deposits	(22,635)	(4,294)	(13,389)
Increase (decrease) in accounts payable and accrued liabilities	229,110	(158,850)	68,535

Cash used in operating activities	(2,119,381)	(637,621)	(606,152)

Cash flows from investing activities
Acquisition of mineral property interest	(10,000)	-	-
Proceeds from sale of product rights	64,900	-	64,900
Proceeds from sale of Apricus investment	891,965	891,965	-
Acquisition of Granisol product line	(1,000,000)	-	-

Cash provided by (used in) investing activities	(53,135)	891,965	64,900

Cash flows from financing activities
Decrease in due to related party	-	-	-
Proceeds from issuance of promissory notes	705,000	-	250,000
Common shares returned to treasury	(5,000)	-	-
Proceeds from issuance of common stock	1,985,000	-	-

Cash provided by financing activities	2,685,000	-	250,000

Increase (decrease) in cash and cash equivalents	512,484	254,344	(291,252)

Cash and cash equivalents, beginning of period	-	258,140	549,392

Cash and cash equivalents, end of period	$512,484	$512,484	$258,140

Noncash investing activity
Apricus Biosciences, Inc. common stock received in consideration for termination of merger agreement	$1,000,000	$1,000,000	$-

The accompanying notes are an integral part of these financial statements.

PediatRx Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2013

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

On September 12, 2011 the Company entered into a co-promotion agreement with Bi-Coastal Pharmaceutical Corp. ("Bi-Coastal"). Pursuant to the co-promotion agreement, Bi-Coastal granted the Company the non- exclusive right to promote Aquoral™ within the United States of America. Aquoral, another oncology supportive care product, is an FDA-cleared treatment for xerostomia (the medical term for dry mouth due to a lack of saliva). Xerostomia is especially prevalent in patients undergoing various treatments for cancer and those with Sjogren's syndrome. The Company was required to include Aquoral in no less than 85% of its sales calls. In return for its promotional efforts, the Company would receive compensation for each unit sold. The agreement with Bi-Coastal was for an initial term of two years and would automatically renew for one year terms unless either party provides notice of non-renewal at least six months prior to the expiration of the then- current term. The agreement was terminable at any time, by either party, upon six months prior written notice to the other party and is also terminable for cause.

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

PediatRx Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2013

On February 21, 2012 the Company entered into three definitive agreements and one side letter with Apricus which include the Co-Promotion Agreement, the Assignment Agreement and the Asset Purchase Agreement. Pursuant to the Co-Promotion Agreement, the Company granted to Apricus the exclusive right to commercialize Granisol in six U.S. states and the non-exclusive right to commercialize Granisol in all other U.S. States, in addition to the right to manufacture Granisol. In addition, the Company agreed that, for a period of five years from the effective date of the Co-Promotion Agreement, it would not license any co-promotion rights in the non-exclusive states to any third party. The Company retained the right to commercialize Granisol in the non-exclusive states. The Company recognizes sales in the non-exclusive states that it generates through its own promotional efforts. Each party has agreed to cooperate with the other in respect of promotional materials and efforts on terms specified in the Co-Promotion Agreement.

The initial term of the Co-Promotion Agreement was for a period of ten years from the effective date, though it may be terminated prior to expiration under certain conditions. If the Co-Promotion Agreement was terminated by the Company prior to the end of the initial term, the Company would be required to pay to Apricus an amount based upon a varying percentage of its net operating income related to Granisol for a period subsequent to termination depending upon when the termination occurs.

Pursuant to the Assignment Agreement, the Company assigned all of its rights and responsibilities under the Co-Promotion agreement with Bi-Coastal for Aquoral, and Apricus assumed all rights and responsibilities under the Co-Promotion Agreement as of the effective date. Bi-Coastal consented to the assignment of the co-promotion agreement.

Pursuant to the Asset Purchase Agreement, the Company sold to Apricus all of its rights related to Granisol in all countries and territories outside of the United States. The Company agreed that it and its officers and directors would not compete in the field of anti-emetic products in certain areas outside of the United States.

As consideration for entering into these three Agreements the Company received an initial payment of $325,000 from Apricus. The agreements also provided for the payment to the Company of a royalty that would be calculated based upon Apricus' United States generated net operating income related to Granisol. On the effective date of the Agreements, the Company recognized revenues of $260,000 associated with the exclusive rights for Apricus to commercialize Granisol in six U.S. states. In addition, the Company has recognized a gain from sale of product rights totaling $65,000 associated with the Asset Purchase Agreement.

The binding term sheet between the Company and Apricus contemplated, in addition to the transactions reflected in the three agreements described above, a non-binding expression of interest in the merger of the Company with Apricus. The non-binding portion of the term sheet contemplated that the Company would be acquired by Apricus in a merger in exchange for $4,000,000, to be paid in the common stock of Apricus, with $3,600,000 distributed to the shareholders of the Company immediately and $400,000 held back from shares that would be distributed to the Company's Chief Executive Officer and Chief Financial Officer for a period of six months as an indemnity for breaches by the Company of its representations and warranties. Additionally, it contemplates that Apricus would assume certain debt and liabilities of the Company up to $675,000. The side letter referred to above refines the timing with respect to the parties' agreement that Apricus will pay to the Company a 'break-up fee" (in the form of restricted stock of Apricus having a value of $1,000,000) if the two companies did not merge by June 1, 2012, (or such other date as may be mutually agreed to by the Parties) unless, prior to that date, the Company files for bankruptcy or the Granisol asset is materially impaired.

PediatRx Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2013

On June 27, 2012, the Company entered into a Termination Agreement (the “Termination Agreement”) with Apricus Biosciences, Inc. (“Apricus”) pursuant to which the parties acknowledged that they formally terminated discussions regarding the proposed merger of the two companies.

Pursuant to the Termination Agreement, Apricus issued and delivered to us 373,134 shares of its common stock in full satisfaction of its obligation to pay us $1,000,000 in common stock as a break-up fee. The Company has recognized other income of $1,000,000 related to the break-up fee.

In addition, pursuant to the Termination Agreement, on July 16, 2012, Apricus filed a Registration Statement on Form S-3 registering these shares for resale, which the Registration Statement was declared effective by the Securities and Exchange Commission on October 3, 2012. The Company has agreed that if it proposes to sell any of the shares on a public market or quotation service, it will only be permitted to sell on any given trading day, such number of shares as does not exceed 5% of the average daily volume of the Apricus’ common stock traded in the previous five trading days. Due to the sales restrictions, the Company determined the fair value using quoted prices for similar assets in active markets that are directly observable and thus represent a Level 2 fair value measurement. The fair value of the investment in Apricus was $1,000,000 at the effective date. The Company has sold all of its shares of Apricus stock.

PediatRx intends to utilize the proceeds from the sale of Apricus common stock to pay off certain notes payable and other liabilities and for continuing operations. the Company is investigating other business development and product opportunities and strategic alternatives.

The Company has decided not to focus on the pharmaceutical industry and will be looking to divest its pharmaceutical assets.

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

The Company's financial statements as of February 28, 2013 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss of $315,938 for the year ended February 28, 2013 (February 29, 2012 – $952,543 (loss)) and a working deficit as of February 28, 2013 of $138,435 (February 29, 2012 – working deficit of $498,667). The losses from operations of the Company raise substantial doubt about the Company's ability to continue as a going concern.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. As of February 28, 2013, the Company's assets consisted of cash and cash equivalents of $512,484 and accounts receivable from product sales, net of reserves for sales discounts of $50,556. Management believes that the Company's capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending February 28, 2014. The Company will seek to raise capital through additional debt and/or equity financings to allow the Company to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of February 28, 2013, the Company was in the process of transitioning its new operating business and expects to incur operating losses for the next twelve months as it moves forward. This new operating business encompasses entrance into the social discovery aspects of the internet; primarily development of a engagement website, mobile and tablet application.

2.        Significant Accounting Policies and Recent Accounting Pronouncements

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less when purchased.

PediatRx Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2013

Accounts Receivable

Trade receivables are reported at net realizable value. In the normal course of business, credit is extended to customers on a short-term basis and generally collateral is not required. Management determines the allowance for doubtful accounts based on historical losses and current economic conditions. On a continuing basis, management analyzes delinquent receivables and once these receivables are determined to be uncollectible, they are written off through a charge against an existing allowance account. Additionally, management includes the reserve for sales discounts given at the time of sale in the accounts receivable balance. As of February 28, 2013, an allowance for doubtful accounts of $33,150 has been netted against accounts receivable. No allowance for doubtful accounts has been netted against accounts receivable as of February 29, 2012.

Inventories

Inventories, consisting primarily of a pharmaceutical drug are stated at the lower-of-cost or market on an average cost basis. Reserves for excess, slow moving or obsolete inventory are established when management becomes aware of an impairment in a product's marketability due to changes in formulation, market demand and conditions or other factors. Such reserves are established based upon the difference between the product's cost and management's estimate of its net realizable value. As of February 28, 2013 and February 29, 2012, a reserve for obsolescence in the amount of $90,001 has been netted against inventories.

Intangible Assets

Intangible assets consist of product rights and know-how, the Granisol trademark, and a manufacturing and supply agreement. As of February 28, 2013, intangible assets include costs of $882,820 less related accumulated amortization and impairment charges of $682,820, which amortization began in August 2010. The product rights are considered available for sale assets at February 28, 2013.

Intangible assets of the Company are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets will be written down to fair value. The Company recognized an impairment charge of $456,554 in the accompanying statements of operations for the year ended February 28, 2013. The Company estimated the net realizable value of the product rights and know how utilizing Level 2 inputs. See Fair Value Measurements at Note 1.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with ASC 740, Income Taxes , which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides a valuation allowance for deferred tax assets when it is unable to conclude that it is more likely than not that the assets will be realized.

PediatRx Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2013

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

Revenue Recognition

Revenue is recognized from pharmaceutical product sales when the merchandise is shipped. Accordingly, revenue is recognized when all of the following occur: a purchase order is received from a customer; title and risk of loss pass to the customer upon shipment of the merchandise under the terms of FOB destination; prices and estimated sales provisions for product returns, sales rebates, chargebacks, payment discounts and other promotional allowances are reasonably determinable; and the customer's payment ability has been reasonably assured.

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
February 28, 2013

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

Basic and diluted net loss per share

The Company computes net income or loss per share in accordance with ASC 260, Earnings per Share ("ASC 260"). ASC 260 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the statement of operations. Basic EPS is computed by dividing net income or loss available to common shareholders (numerator) by the weighted average number of common stock equivalents outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common stock equivalents outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no potentially dilutive common stock equivalents for the periods from inception through February 28, 2013.

Start-up expenses

ASC 720, Start-Up Costs ("ASC 270"), requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's expenses for the period from the date of inception (March 18, 2005) through February 28, 2013.

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
February 28, 2013

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

Fair Value Measurements

Fair value is defined within the accounting rules as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The rules established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:

Level 1	Valuations consist of unadjusted quoted prices in active markets for identical assets and liabilities and has the highest priority.
Level 2	Valuations rely on quoted prices in markets that are not active or observable inputs over the full term of the asset or liability.
Level 3

Valuations are based on prices or third party or internal valuation models that require inputs that are significant to the fair value measurement and are less observable and thus have the lowest priority.

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

The purchase price for the Granisol product line was allocated in accordance with the acquisition method of accounting. The acquisition method of accounting is based on ASC 805, Business Combinations , and uses the fair value concepts defined in ASC 820, Fair Value Measurements and Disclosures.

PediatRx Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2013

4.        Promissory Notes

	February	February
	28,	29,
	2013	2012
Issued on June 15, 2009, this unsecured promissory note, bearing interest at five percent (5%) per annum on the principal balance of $50,000, was originally due on June 15, 2011. Effective May 18, 2011 this promissory note was amended whereby the maturity date of the note was extended until February 28, 2013. The principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 5% per annum commencing on the date of the promissory note and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty.	$ 50,000	$ 50,000

Issued on July 26, 2010, this unsecured promissory note, bearing interest at five percent (5%) per annum on the principal balance of $200,000, was originally due on July 26, 2011. Effective May 23, 2011 this promissory note was amended whereby the maturity date of the note was extended until February 28, 2013. The principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 5% per annum commencing on the date of the promissory note and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty with a minimum of six months interest due if repaid prior to the six-month anniversary.	200,000	200,000

Issued on May 6, 2011, this unsecured promissory note, bearing interest at five percent (5%) per annum on the principal balance of $250,000, is due on February 28, 2013. The principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 5% per annum commencing on the date of the promissory note and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty with a minimum of six months interest due if repaid prior to the six-month anniversary.	250,000	250,000

Total Promissory Notes	$ 500,000	$ 500,000

Subsequent to year-end, the Company repaid $200,000 in promissory notes. The remaining promissory notes are due on demand.

PediatRx Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2013

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

On September 24, 2010, with retroactive effect to July 1, 2010, the Company entered into a second consulting agreement with Dr. Cameron Durrant. Pursuant to the consulting agreement, Dr. Durrant agreed to perform such duties as are regularly and customarily performed by the Chief Executive Officer of a corporation. The term of the consulting agreement is one year from July 1, 2010. On July 1, 2011, the agreement was extended for an additional two year period. On January 1, 2012, Dr. Durrant agreed to forgo any further consulting fees.

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

During the twelve month period ended February 28, 2013, the Company incurred consulting fees of $0 (February 29, 2012 - $208,333, cumulative – $387,000) in connection with Dr. Durrant's consulting agreements. The Company has recorded a payable to Dr. Durrant of $0 and $170,253 related to consulting fees as of February 28, 2013 and February 29, 2012, respectively. In addition, the Company has recorded a payable to Dr. Durrant of $2,014 and $51,342 related to business establishment expenses incurred by Dr. Durrant that are unreimbursed to him as of February 28, 2013 and February 29, 2012, respectively. During the audit process, it was discovered that Dr. Durrant was overpaid for accrued services by $50,556. Dr. Durrant agreed that there was an overpayment and there is a receivable of $50,556 as of February 28, 2013.

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

As of March 1, 2012, the Company gave notice to Mr. Tousley, that it will be terminating the employment agreement between Mr. Tousley and the Company pursuant to Section 6.3(b) of Mr. Tousley’s Employment Agreement. As a result, Mr. Tousley’s employment agreement was terminated effective October 31, 2012.

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
February 28, 2013

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

A summary of the Company's outstanding share purchase warrant activity for the twelve months ended February 29, 2012 and February 28, 2011 is presented below:

	Number of	Exercise
	Warrants	Price
Balance February 28, 2010	-	-
Issued	515,000	$1.75
Balance, February 28, 2011	515,000	$1.75
Issued	-	-
Balance, February 29, 2012	515,000	$1.75
Issued	-	-
Expired	(515,000)	$1.75
Balance, February 28, 2013	-	-

PediatRx Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2013

7.        Stock Options

Effective February 18, 2011, the Board of Directors adopted and approved the 2011 stock option plan. The purpose of the 2011 stock option plan is to enhance the long-term stockholder value of the Company by offering opportunities to directors, key employees, officers, independent contractors and consultants of the company to acquire and maintain stock ownership in the company in order to give these persons the opportunity to participate in the company's growth and success, and to encourage them to remain in the service of the company. A total of 2,000,000 shares of our common stock are available for issuance and during the twelve-month period after the first anniversary of the adoption of the 2011 stock option plan by the Board of Directors. During each twelve-month period thereafter, the Board of Directors is authorized to increase the number of shares issuable by up to 500,000 shares.

A summary of the status of the Company's outstanding stock option activity for the twelve months ended February 28, 2013 is as follows:

		Weighted
		Average
	Number of	Exercise
	Options	Price
Balance, February 29, 2012	887,500	$1.13
Issued	-	-
Cancelled	(887,500)	$1.13
Balance, February 28, 2013	-	-

As of February 28, 2013, unrecognized compensation costs related to non-vested stock option awards totaled $306,189. During the year ended February 28, 2013, unrecognized compensation costs was reduced by approximately $178,000 for estimated forfeitures of unvested stock options as a result of notice provided to Mr. Tousley of termination of his employment agreement effective October 31, 2012. On May 23, 2012, the Company agreed with all option holders to cancel any and all options outstanding as of that date. As a result, the Company expensed all unrecognized compensation costs as of the cancelation date. Total stock-based compensation expense for the year ended February 28, 2013 and February 29, 2012 was $132,138 and $213,912, respectively. The weighted fair value of stock options granted during the year ended February 29, 2012 was $0.60. There were no stock options granted during the year ended February 28, 2013.

PediatRx Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2013

The fair value of stock options granted has been determined using the Black-Scholes option pricing model using the following weighted average assumptions applied to stock options granted during the periods:

February 28,
2013

Risk-free interest rate	N/A
Expected life of options	N/A
Annualized volatility	N/A
Dividend rate	N/A

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

8.        Income Taxes

The Company has losses to carry forward for income tax purposes as of February 28, 2013. There are no current or deferred tax expenses for the period ended February 28, 2013 due to the Company's loss position. The Company has fully reserved for any future benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

A reconciliation between the income tax expense recognized in the Company's statements of operations and the income tax expense (benefit) computed by applying the domestic federal statutory income tax rate to the net loss for the period for fiscal years 2013 and 2012 is as follows:

PediatRx Inc.
(A Development Stage Company)
Notes to the Financial Statements
February 28, 2013

		Years
		Ended
	February	February
	28,	29,
	2013	2012

Income tax benefit at federal statutory rate (34%)	$(107,419)	$(323,865)
State income tax benefit	(10,918)	(44,304)
Non-deductible stock based compensation	52,855	71,885
Change in valuation allowance	67,000	295,060
Other	(1,518)	1,224
Total income tax expense	$-	$-

The composition of the Company's deferred tax assets as at February 28, 2013 and February 29, 2012 is as follows:

	As of	As of
	February 28,	February 29,
	2013	2012

Net operating loss carry-forward	$545,000	$695,000

Other	299,000	82,000

Less: Valuation allowance	(844,000)	(777,000)

Net deferred tax asset	$-	$-

As of February 28, 2013, the Company has an unused net operating loss carry forward of approximately $1,362,000 that is available to offset future taxable income. The potential income tax benefit of these losses has been offset by a full valuation allowance. This unused net operating loss carry-forward expires at various dates from 2026 to 2033.

9.        Subsequent Events

Following the end of the fiscal year, on April 26, 2013, the Company entered into a non-binding letter of intent with Lakefield Media Holding AG (“Lakefield”) to acquire the Slickx name, technology, source code, domain name and all other tangible and intangible assets relating to internet portals and platforms commonly known as “Slickx” for $50,000.

Subsequent to year-end, the Company repaid $200,000 in promissory notes.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our management concluded that as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to a material weakness, which we identified, in our internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of February 28, 2013. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of February 28, 2013, our internal control over financial reporting were not effective.

The ineffectiveness of our internal control over financial reporting was due to a material weakness which we identified in our internal control over financial reporting primarily attributable to limited SEC reporting expertise within our company. Due to our development stage, we have limited financial ability to remedy this staffing deficiency at this time.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Cameron Durrant	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	52	November 17, 2010 October 31, 2012
Joseph Carusone	Vice President, Investor Relations and Director	48	August 18, 2008
Constantin Dietrich	Director	43	February 15, 2013
Joseph Arcuri	Director	49	February 15, 2013

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed:

Dr. Cameron Durrant

Dr. Durrant was appointed as President, Chief Executive Officer and a director of our company on November 17, 2010, and Chief Financial Officer, Treasurer and Secretary on October 31, 2012. Since May 28, 2010, Dr. Durrant served in a consulting capacity as President and a director of PediatRx Inc., our wholly owned subsidiary until it was merged into Striker Energy Corp. on December 28, 2011.

Dr. Durrant’s background includes executive-level positions with Merck & Co. (NYSE: MRK), Glaxo Smith Kline PLC (NYSE: GSK), Pharmacia Corporation (now part of Pfizer Inc. (NYSE: PFE) and Johnson & Johnson (NYSE: JNJ). He has been CEO of PediaMed Pharmaceuticals, Inc. and Spherics, Inc. and served on their boards.

Dr. Durrant also served as executive chairman and director of Anavex Life Sciences Corp. (OTCBB: AVXL), a publicly traded biopharmaceutical company engaged in the discovery and development of novel drug targets to treat serious diseases for which there are urgent unmet medical needs with a primary focus on Alzheimer’s disease, from January 1, 2010 to September 16, 2011.

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

Constantin Dietrich

Mr. Dietrich has over 20 years of experience in private equity, investing, marketing, media and executive/management leadership. Since March 2012, he has acted as the Chief Executive Officer of Lakefield Media Holding AG, a company that he founded to acquire and leverage established digital and social media properties, located in Switzerland. Mr. Dietrich has expertise in social networks and social discovery. Mr. Dietrich holds a Bachelor of Science degree in business administration from UC of Syracuse University.

We believe Mr. Dietrich is qualified to serve on our board of directors because of his education and business experiences as described above.

Joseph Arcuri

Mr. Arcuri has 20 years of executive and entrepreneurial experience in corporate finance, mergers and acquisitions, business restructuring, and technology. He has acted as Chief Financial Officer of GlassBox Television Inc., a media company located in Toronto, Ontario, Canada from April 2010 to October 2012. From April 2007 to March 2010, he was President of AOL Canada Inc., a Canadian company. In 1999 he co-founded Bird on a Wire Networks Inc. one of Canada’s first managed IT service companies. Mr. Arcuri also served as interim Chief Financial Officer of Biosyent Inc. from September 2002 to April 2004, a life sciences technology company. He is a chartered accountant within Canada.

We believe Mr. Arcuri is qualified to serve on our board of directors because of his education and business experiences as described above.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended February 28, 2013 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with.

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

Committees of the Board

Our board of directors held no formal meetings during the year ended February 28, 2013. All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held.

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

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, but we have two board members (Constantin Dietrich and Joseph Arcuri) that qualify as “independent” as the term is used by NASDAQ Marketplace Rule 5605(a)(2).

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended February 28, 2013; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our years ended February 28, 2013 and February 29, 2012, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Dr. Cameron Durrant(1) President, CEO, CFO, Treasurer, Secretary & Director	2013 2012	None $208,333	None None	None None	None None	None None	None None	None	None $208,333
Joseph Carusone VP, Investor Relations and Director	2013 2012	None None	None None	None None	None None	None None	None None	None None	None None
David Tousley(2) former Secretary, Treasurer, Chief Financial Officer and Director	2013 2012	133,333 $200,000	None None	None None	132,138 $427,800	None None	None None	None None	265,471 $627,800

(1)	Dr. Cameron Durrant was appointed as our President, Chief Executive Officer and a director on November 17, 2010 then appointed Chief Financial Officer, Treasurer and Secretary on October 31, 2012.

(2)

During the fiscal year ended February 29, 2012, Mr. Tousley was granted 690,000 stock options with a fair value of $427,800. For the twelve month period ended February 29, 2012 $142,600 has been recorded as stock based compensation expense. Assumptions used in the calculation of the fair value of options issued is described in the footnotes to our financial statements. Mr. Tousley resigned as an officer on October 31, 2012 and as a director on November 16, 2012.

Employment Agreements

Dr. Cameron Durrant

On September 24, 2010, with retroactive effect to July 1, 2010, we entered into a consulting agreement with Dr. Cameron Durrant. Pursuant to the consulting agreement, Dr. Durrant agreed to perform such duties as are regularly and customarily performed by the Chief Executive Officer of a corporation in consideration for, among other things, $250,000 per annum. The term of the consulting agreement is one year from July 1, 2010, unless both parties agree to extend.

During the fiscal years ended February 28, 2013 and February 29, 2012, we incurred consulting fees of $0 and $208,333, respectively, in connection with Dr. Durrant’s consulting agreement. We have recorded a payable to Dr. Durrant of $0 and $170,253 related to consulting fees as of February 28, 2013 and February 29, 2012, respectively. In addition, we have recorded a payable to Dr. Durrant of $2,014 and $51,342 related to business establishment expenses incurred by Dr. Durrant that are unreimbursed to him as of February 28, 2013 and February 29, 2012, respectively.

On March 8 , 2013, we entered into a Business Development/Advisory Services Agreement with Phys Pharma LLC, a company of which Dr. Durrant is a principal, pursuant to which Phys Pharma agreed to provide us a list of select biopharmaceutical companies which might have an interest in acquiring Granisol and assist us in marketing and selling Granisol to the prospective purchasers. If we sell Granisol to the prospective purchaser introduced by Phys Pharma, we agreed to pay Phys Pharma a fee in an amount equal to 20% of the net proceeds received by us at closing.

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

Effective March 4, 2011, we granted 690,000 stock options to David Tousley, our Chief Financial Officer and a director of our company. The stock options were exercisable at the exercise price of $1.14 per share until March 4, 2016 and vested on a quarterly basis over three years, beginning on June 4, 2011. Assumptions used in the calculation of fair value are described in the footnotes to our financial statements. These stock options are cancelled on May 25, 2012.

Pursuant to the terms of the employment agreement with Mr. Tousley, if the agreement is terminated for other than just cause by us then we agreed to continue to pay Mr. Tousley his base salary for the Termination Notice Period (defined as the period of six months plus two months per year of engagement of Mr. Tousley up to a maximum of twelve months) or, at our discretion to pay a lump sum amount equal to Mr. Tousley’s base monthly salary times the number of months in the Termination Notice Period.

Effective March 1, 2012, we gave notice to Mr. Tousley that we will be terminating his employment agreement pursuant to Section 6.3(b) of the agreement. As a result, Mr. Tousley’s employment agreement ceased effective October 31, 2012.

Constantin Dietrich

We have offered Mr. Constantin Dietrich a position as Executive Vice President of Business Development which will allow him to lead our entry into the digital media area. His compensation is expected to include an annual salary of $200,000 plus bonus. We expect Mr. Dietrich to join our company by August 1, 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of February 28, 2013.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Dr. Cameron Durrant	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	N/A
Joseph Carusone	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	N/A
David Tousley	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	N/A

Compensation of Directors

Our board of directors has received no compensation to date and there are no plans to compensate them in the near future, unless and until we become profitable in our business operations. We may issue options in the future as we retain the services of independent directors.

The table below shows the compensation of our directors for their services as directors for our last completed fiscal year ended February 28, 2013:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Constantin Dietrich[1]	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Joseph Arcuri[1]	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Paul Richardson[2]	Nil	Nil	Nil	Nil	Nil	Nil	Nil

[1]	Messrs. Dietrich and Arcuri were both appointed as directors on February 15, 2013.
[2]	Mr. Richardson resigned as a director on December 21, 2012.

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

Resignation, Retirement, Other Termination, or Change in Control Arrangements

We do not have arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In the following table, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Securities Exchange Act of 1934 based on information provided to us by our controlling shareholders, named executive officers and current directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership		Percent of class [1]
Common Stock	Cameron Durrant 90 Fairmount Road West Califon, NJ 07830-3330	Nil		Nil
Common Stock	Joseph Carusone Suite 602 160 Eglinton Avenue East, Toronto, ON M4P 3B5	1,400,000	Direct	6.72%
Common Stock	Constantin Dietrich Seefeldstrasse 223 Zurich, Switzerland 8008	100,000 4,250,000	Indirect [2] Direct	20.88%
Common Stock	Joseph Arcuri Suite 602 160 Eglinton Avenue East, Toronto, ON M4P 3B5	Nil		Nil
Common Stock	David Tousley 14610 Pawnee Lane Leawood, KS 66224	Nil		Nil
	Directors & Executive Officers as a group (4 persons)	5,750,000		27.60%

1 Percentage of ownership is based on 20,836,000 common shares issued and outstanding as of June 13, 2013. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
2 The shares are held indirectly by 3cl Holding GmbH, a limited liability company, based in Germany and 100% owned by Mr. Dietrich’s family. Mr. Dietrich and his wife together own about 70% of this company, while Mr. Dietrich’s in-laws own the rest. One of Mr. Dietrich’s in-laws is the only managing director of this company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Except as disclosed below, since March 1, 2011, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

On May 17, 2013, we entered into a Web Site Asset Purchase Agreement with Lakefield Media Holding AG and its wholly-owned subsidiary, Flawsome XLerator GmbH to acquire the internet domain name “Slickx.com”, the website and related software, intellectual property rights, accounts, contracts, goodwill and infrastructure for $50,000. On May 21, 2013, we completed the acquisition of these assets and paid $50,000 to Lakefield. Constantin Dietrich, a director of our company, is the founder and Chief Executive Officer of Lakefield.

Compensation for Executive Officers and Directors

For information regarding compensation for our executive officers and directors, see Item 11 –“Executive Compensation”.

Director Independence

Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or employee of the company. Because Cameron Durrant, and Joseph Carusone serve in executive capacities, we determined that Constantine Dietrich and Joseph Arcuri are our “independent directors” as that term is defined by NASDAQ Marketplace Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the years ended February 28, 2013 and February 29, 2012 for professional services rendered by Horne LLP, Certified Public Accountants, our independent registered public accounting firm since May 31, 2010:

Fees	2013	2012
Audit Fees	$36,000	$36,000
Audit Related Fees	-	-
Tax Fees	4,700	4,700
Other Fees	-	-
Total Fees	$40,700	$40,700

The following table sets forth the fees billed by our company for the years ended February 29, 2012 and February 28, 2013 for professional services rendered by James Stafford, Chartered Accountants, our prior independent registered public accounting firm:

Fees	2013	2012
Audit Fees	$-	$-
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	3,500	3,500
Total Fees	$3,500	$3,500

Pre-Approval Policies and Procedures

Our entire board of directors, which acts as our audit committee, pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed Horne LLP and believe that the provision of services for activities unrelated to the audit is compatible with maintaining its independence.

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
10.35

Co-Promotion Agreement dated September 12, 2011 with Bi-Coastal Pharmaceutical Corp., (attached as an exhibit to our current report on Form 8-K filed on September 14, 2011)(portions of the exhibit have been omitted pursuant to a request for confidential treatment)

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

10.42	Form of $50,000 Promissory Note Amendment dated April 19, 2012 (attached as an exhibit to our annual report on Form 10-K filed on May 18, 2012)
10.43	Form of $250,000 Promissory Note Amendment dated April 19, 2012 (attached as an exhibit to our annual report on Form 10-K filed on May 18, 2012)
10.44	Termination Agreement dated June 27, 2012 with Apricus Biosciences, Inc. (attached as an exhibit to our current report on Form 8-K filed on June 28, 2012)
10.45	Form of $200,000 Promissory Note Amendment dated July 25, 2012 (attached as an exhibit to our current report on Form 8-K filed on July 27, 2012)
10.46	Form of $50,000 Promissory Note Amendment dated July 25, 2012 (attached as an exhibit to our current report on Form 8-K filed on July 31, 2012)

No.	Description
10.47	Form of $250,000 Promissory Note Amendment dated July 25, 2012 (attached as an exhibit to our current report on Form 8-K filed on July 31, 2012)
10.48*	Business Development/Advisory Services Agreement dated March 8¸2013 with Phys Pharma LLC
10.49*	Web Site Asset Purchase Agreement dated May 17, 2013 between Lakefield Media Holding AG, Flawsome XLerator GmBH and Pediatrix Inc.
10.50*	Consulting Agreement dated May 29, 2013 with Flawsome XLerator GmBH
31.1*	Certification of Cameron Durrant Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Cameron Durrant Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEDIATRX INC.

By:
/s/ Cameron Durrant
Cameron Durrant
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: June 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:
/s/ Cameron Durrant
Cameron Durrant
President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: June 28, 2013

By:
/s/ Joseph Carusone
Joseph Carusone
Vice President, Investor Relations and Director
Date: June 28, 2013

By:
/s/ Constantin Dietrich
Constantin Dietrich
Director
Date: June 28, 2013

By:
/s/ Joseph Arcuri
Joseph Arcuri
Director
Date: June 28, 2013