Form 10-Q
period 2013-05-31
PediatRx Inc.
filed 2013-07-31
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to __________________

Commission file number: 000-52218

PEDIATRX INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2590810
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

3250 NE 1st. Ave., Suite 305, Miami, Florida 33137
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (908) 975-0753

90 Fairmount Road West, Califon, New Jersey 07830
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ X ]    No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ]   No [ X ]

- ii -

APPLICABLE TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

Yes [   ] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
20,836,000 shares of common stock are issued and outstanding as of July 29, 2013.

- iii -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

PediatRx Inc.

(A Development Stage Company)

Financial Statements
May 31, 2013

PediatRx Inc.
(A Development Stage Company)
Balance Sheets

	As of	As of
	May 31,	February 28,
	2013	2013
	(Unaudited)	(Audited)

Assets

Current assets
Cash and cash equivalents	$199,993	$512,484
Accounts receivable, net of reserves	-	50,556
Prepaid expenses	14,256	22,635
Total current assets	214,249	585,675

Intangible assets, net (available for sale)	200,000	200,000
Development work in progress	75,000	-

Total assets	$489,249	$785,675

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$208,828	$224,110
Promissory notes	300,000	500,000
Total liabilities	508,828	724,110

Stockholders’ equity
Capital stock
Authorized
150,000,000 common shares, par value $0.0001
Issued and outstanding
February 29, 2012 – 20,836,000 common shares
February 28, 2013 – 20,836,000 common shares	2,089	2,089
Additional paid-in capital	2,626,740	2,626,740
Deficit accumulated during the development stage	(2,648,408)	(2,567,264)
Total stockholders’ equity	(19,579)	61,565
Total liabilities and stockholders’ equity	$489,249	$785,675

The accompanying notes are an integral part of these financial statements.

PediatRx Inc.
(A Development Stage Company)
Statements of Operations

	For the period from the date of inception on March 18, 2005 to May 31, 2013	For the three month period ended May 31, 2013	For the three month period ended May 31, 2012

Net revenues	$1,125,207	$(589)	$68,577

Cost of goods sold	357,360	-	28,186

Gross Margin (Loss)	767,847	(589)	40,391

Expenses
Bank charges and interest	11,148	885	918
Employee expenses	654,204	-	55,464
Stock based compensation	346,050	-	132,138
Consulting fees	620,571	119	2,024
Marketing expense	627,037	-	11,280
Travel expense	67,788	-	2,712
Filing fees	50,002	1,900	2,846
Interest expense	95,822	9,019	6,198
Investor relations	21,733	-	2,027
Legal and accounting fees	586,752	43,812	91,915
Licenses and permits	74,664	-	1,615
Management fees	48,000	-	-
Mineral property expenditures	15,124	-	-
Office expenses	22,291	875	1,339
Insurance expense	214,598	20,907	19,225
Regulatory expense	120,486	1,388	12,277
Rent	20,397	-	-
Transfer agent fees	30,244	975	1,300
Website development	14,402	-	-
Impairment of product rights	456,554	-	-
Amortization expense	226,266	-	22,070
State franchise tax	3,780	675	-
Write down of mineral property acquisition costs	5,000	-	-

Total Expenses	4,332,913	80,555	365,348

Gain on sale of product rights	64,900	-
Other Income	851,758	-	-

Net loss for the period	$(2,648,408)	$(81,144)	$(324,957)

Basic and diluted loss per common share		$(0.004)	$(0.016)

Weighted average number of common shares used in per share calculations		20,836,000	20,836,000

The accompanying notes are an integral part of these financial statements.

PediatRx Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

				Deficit,
				accumulated	Total
			Additional	during the	stockholders’
	Number of	Capital	paid-in	development	equity
	shares	stock	capital	stage	(deficit)
	issued
Balance as of March 18, 2005
(inception)	-	$-	$-	$-	$-
Restricted common shares issued for cash
($0.0005 per share) – September 2005	10,000,000	1,000	4,000	-	5,000
Contributions to capital by related parties
– expenses	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance as of February 28, 2006	10,000,000	1,000	4,600	(21,237)	(15,637)
Common shares issued for cash ($0.005 per share) – May 2006	10,000,000	1,000	49,000	-	50,000
Common shares issued for services ($0.005 per share) – August 2006 and February 2007	6,000	6	24	-	30
Contributions to capital by related
parties – expenses	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance as of February 28, 2007	20,006,000	2,006	65,024	(72,127)	(5,097)
Contributions to capital by related parties
– expenses	-	-	14,400	-	14,400
Common shares returned and cancelled for cash
($0.005 per share) – April 2007	(1,000,000)	(100)	(4,900)	-	(5,000)
Common shares issued for cash ($0.01
per share) – May 2007	1,000,000	100	4,900	-	5,000
Net loss for the year	-	-	-	(65,411)	(65,411)

Balance as of February 29, 2008	20,006,000	2,006	79,424	(137,538)	(56,108)
Contributions to capital by related parties
– expenses	-	-	14,400	-	14,400
Contributions to capital by related parties
– loan forgiveness	-	-	38,950	-	38,950
Common shares issued for cash ($0.10 per share) – November 2008	500,000	50	49,950	-	50,000
Net loss for the year	-	-	-	(53,957)	(53,957)

Balance as of February 28, 2009	20,506,000	2,056	182,724	(191,495)	(6,715)
Contributions to capital by related parties
– expenses	-	-	14,399	-	14,399

Net loss for the year	-	-	-	(58,201)	(58,201)

Balance as of February 28, 2010	20,506,000	2,056	197,123	(249,696)	(50,517)
Contributions to capital by related parties
– expenses	-	-	3,600	-	3,600
Common shares issued for cash ($0.20 per share) – June 2010	1,500,000	150	299,850	-	300,000
Common shares issued for cash ($0.50 per share) – July 2010	1,500,000	150	749,850	-	750,000
Common shares issued for cash ($1.00)
per share) – November 2010	825,000	83	824,917	-	825,000
Common shares returned and cancelled –
November 2010	(3,700,000)	(370)	370	-	-
Common shares issued for debt cancellation
($1.00 per share) – November 2010	205,000	20	204,980	-	205,000
Net loss for the year	-	-	-	(1,049,087)	(1,049,087)

Balance as of February 28, 2011	20,836,000	2,089	2,280,690	(1,298,783)	983,996

Stock based compensation	-	-	213,912	-	213,912
Net loss for the year	-	-	-	(952,543)	(952,543)

Balance as of February 29, 2012	20,836,000	2,089	2,494,602	(2,251,326)	245,365

Stock based compensation	-	-	132,138	-	132,138
Net loss for the period	-	-	-	(315,938)	(315,938)

Balance as of February 28, 2013	20,836,000	2,089	2,626,740	(2,567,264)	61,565

Net loss for the period	-	-	-	(81,144)	(81,144)

Balance as of May 31, 2013	20,836,000	$2,089	$2,626,740	$(2,648,408)	$(19,579)

The accompanying notes are an integral part of these financial statements.

PediatRx Inc.
(A Development Stage Company)
Statements of Cash Flows

	For the period from the date of inception on March 18, 2005 to May 31, 2013	For the three month period ended May 31, 2013	For the three month period ended May 31, 2012
Cash flows from operating activities
Net loss for the period	$(2,648,408)	$(81,144)	$(324,957)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization expense	226,266	-	22,070
Provision for bad debts	40,207	-	-
Inventory obsolescence expense	90,500	-	-
Gain on sale of product rights (Note 1)	(64,900)	-	-
Gain from additional consideration received from
Apricus (Note 1)	(1,000,000)	-	-
Contributions to capital by related parties – expenses	58,799	-	-
Contributions to capital by related party – forgiveness of debt	38,950	-	-
Common shares issued for services	30	-	-
Write down of mineral property acquisition costs	5,000	-	-
Loss on sale of investment in Apricus	108,035	-	-
Impairment of product rights	456,554	-	-
Stock based compensation	346,050	-	132,138
Changes in operating assets and liabilities; net of effects from acquisition of Granisol product line and mineral property interest
Decrease (increase) in accounts receivable	(40,207)	50,556	12,495
Decrease in inventories	26,680	-	2,169
Decrease (increase) in prepaids and deposits	(14,256)	8,379	4,420
Increase (decrease) in accounts payable and accrued liabilities	213,828	(15,282)	91,661

Cash used in operating activities	(2,156,872)	(37,491)	(60,004)

Cash flows from investing activities
Acquisition of mineral property interest	(10,000)	-	-
Proceeds from sale of product rights	64,900	-	-
Proceeds from sale of Apricus investment	891,965	-	-
Acquisition of SlickX and Flawsome	(50,000)	(50,000)	-
Capitalized software development costs	(25,000)	(25,000)	-
Acquisition of Granisol product line	(1,000,000)	-	-

Cash provided by (used in) investing activities	(128,135)	(75,000)	-

Cash flows from financing activities
Proceeds from issuance of promissory notes	705,000	-	-
Principal payments on promissory notes	(200,000)	(200,000)	-
Common shares returned to treasury	(5,000)	-	-
Proceeds from issuance of common stock	1,985,000	-	-

Cash provided by (used in) financing activities	2,485,000	(200,000)	-
Increase (decrease) in cash and cash equivalents	199,993	(312,491)	(60,004)
Cash and cash equivalents, beginning of period	-	512,484	258,140
Cash and cash equivalents, end of period	$199,993	$199,993	$198,136
Noncash investing activity
Apricus Biosciences, Inc. common stock received in consideration for termination of merger agreement	$1,000,000	$-	$-

The accompanying notes are an integral part of these financial statements.

PediatRx Inc.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2013

1.	Basis of Presentation

The accompanying unaudited condensed financial statements of PediatRx Inc. (the “Company” or PediatRx”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X.

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods and for the period from the date of inception have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we” , “us” or “our” mean PediatRx Inc.

Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended February 28, 2013.

2.	Nature and Continuance of Operations

From the date of its acquisition of Granisol® (granisetron #C1) oral solution (“Granisol”), on July 23, 2010, until early this year, the Company engaged in the pharmaceutical business. First approved in 2008, Granisol is an oral, liquid granisetron HCl solution. The Food and Drug Administration has approved Granisol’s use in cancer care to prevent nausea and vomiting associated with cancer therapy.

On January 26, 2012, the Company entered into a binding term sheet with Apricus Biosciences, Inc. for (1) a Co-Promotion Agreement in the United States for Granisol (the “Co-Promotion Agreement”), (2) the assignment of the Company’s interest in its Co-Promotion Agreement with Bi-Coastal Pharmaceutical Corp. for Aquoral to Apricus and (3) a Sale Agreement providing for the sale of the Company’s interest in Granisol outside of the United States. Also in the Term Sheet, we entered into a non-binding arrangement for the sale of our company to Apricus in a proposed merger transaction.

On February 21, 2012, and as contemplated in the term sheet, the Company entered into three definitive agreements (a Co-Promotion Agreement, an Assignment Agreement and an Asset Purchase Agreement) and one side letter with Apricus.

In the Co-Promotion Agreement, the Company granted to Apricus the right to manufacture Granisol, the exclusive right to commercialize Granisol in six U.S. states and the non-exclusive right to commercialize Granisol in all other U.S. States. In addition, the Company agreed that, for a period of five years from the effective date of the Co-Promotion Agreement, it would not license any co-promotion rights in the non-exclusive states to any third party. Each party agreed to cooperate with the other in respect of promotional materials and efforts on terms specified in the Co-Promotion Agreement.

In the Assignment Agreement, the Company assigned all of its rights and responsibilities under its co-promotion agreement with Bi-Coastal for Aquoral

In the Asset Purchase Agreement, the Company sold to Apricus all of its rights related to Granisol in all countries and territories outside of the United States. It also agreed that it, and its officers and directors, would not compete in the field of anti-emetic products in certain areas outside of the United States.

As consideration for entering into these three Agreements the Company received an initial payment of $325,000 from Apricus. The Co-Promotion agreement provided for the payment of a royalty based upon Apricus’ U.S. generated net operating income related to Granisol. The company has recognized revenues of $260,000 associated with the exclusive rights for Apricus to commercialize Granisol in six states. In addition, the company has recognized a gain on sale of product rights totaling $64,900 associated with the Asset Purchase Agreement.

The Term Sheet also contemplated the merger of the Company with Apricus and provided that Apricus would pay a $1,000,000 break fee (in the form of unregistered Apricus common stock) if the two companies had not merged by June 1, 2012

PediatRx Inc.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2013

On June 27, 2012, the Company entered in to a Termination Agreement with Apricus pursuant to which the parties terminated discussions regarding the proposed merger of the two companies. Pursuant to the Termination Agreement, Apricus issued and delivered to the Company 373,134 shares of its common stock in payment of the break fee. The Company has since sold all of these Apricus shares.

The Company has decided to divest itself of the balance of its pharmaceutical assets and engage in the digital media business.

The Company has evaluated Granisol and believes that upon sale the company will be able to receive the net realizable value of $200,000 net of any commissions as currently stated on the balance sheet as of May 31, 2013.

The Company’s financial statements as of May 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss of $81,144 for the three month period ended May 31, 2013 (May 31, 2012 - $ 324,957, cumulative - $ 2,648,408) and a working deficit at May 31, 2013 of $294,579 (February 29, 2013 – working capital deficit of $138,435). The losses from operations of the Company raise substantial doubt about the Company’s ability to continue as a going concern.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. As of May 31, 2013, the Company’s assets consisted of cash and cash equivalents of $199,993. Management believes that the Company’s capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending February 28, 2014. The Company will seek to raise capital through additional debt and/or equity financings to allow the Company to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As of May 31, 2013, the Company was in the process of transitioning to its new operating business and expects to incur operating losses for the next twelve months as it moves forward. This new operating business encompasses entrance into the social discovery aspects of the internet; primarily development of an engagement website with mobile and tablet application.

PediatRx Inc.
(A Development Stage Company)
Notes to the Financial Statements
May 31, 2013

3.	Promissory Notes

	May 31, 2013	February 28, 2013
Issued on June 15, 2009, this unsecured promissory note, originally bearing interest at five percent (5%) per annum on the principal balance of $50,000, was originally due on June 15, 2011. Effective May 18, 2011 this promissory note was amended whereby the maturity date of the note was extended until February 28, 2013. The promissory note is now past due and the principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 12% per annum commencing on the date of the promissory note and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty.	$50,000	$50,000
Issued on July 26, 2010, this unsecured promissory note, bearing interest at five percent (5%) per annum on the principal balance of $200,000, was originally due on July 26, 2011. Effective May 23, 2011 this promissory note was amended whereby the maturity date of the note was extended until February 28, 2013. The promissory note was paid in full in March 2013.	-0-	200,000
Issued on May 6, 2011, this unsecured promissory note, originally bearing interest at five percent (5%) per annum on the principal balance of $250,000, was originally due on February 28, 2013. The promissory note is past due and the principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 12% per annum commencing on the date of the promissory note and payable at maturity. When not in default, the unsecured promissory note and any accrued interest can be repaid in whole or in part without notice or penalty.	250,000	250,000
Total Promissory Notes	$300,000	$500,000

PediatRx Inc.
(A Development Stage Company)
to the Financial Statements May 31, 2013

4.	Related Party Transactions

Effective May 28, 2010, PediatRx entered into a consulting agreement with Dr. Cameron Durrant, a shareholder of the Company, to assist management in the identification of opportunities available to the Company in the healthcare industry and to recommend terms of potential acquisitions. Dr. Durrant’s agreement with the Company dated May 28, 2010 was terminated and replaced with a new agreement on September 24, 2010.

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

During the three month period ended May 31, 2013, the Company incurred consulting fees of $0 (May 31 2012 - $0, cumulative – $387,000) in connection with Dr. Durrant’s consulting agreements. The Company has recorded a payable to Dr. Durrant of $0 and $170,253 related to consulting fees as of May 31, 2013 and May 31, 2012, respectively. In addition, the Company has recorded a payable to Dr. Durrant of $0 and $51,342 related to business establishment expenses incurred by Dr. Durrant that are unreimbursed to him as of May 31, 2013 and May 31, 2012, respectively.

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

On March 8, 2013, the Company entered into a Business Development/Advisory Services Agreement with Phys Pharma LLC, a company of which Dr. Durrant is a principal, pursuant to which Phys Pharma agreed to provide the Company a list of select biopharmaceutical companies which might have an interest in acquiring Granisol and assist the Company in marketing and selling Granisol to the prospective purchasers. If the Company sells Granisol to the prospective purchaser introduced by Phys Pharma, the Company agreed to pay Phys Pharma a fee in an amount equal to 20% of the net proceeds received by the Company at closing.

On April 5, 2013, and pursuant to a purchase and sale agreement dated for reference March 5, 2013, Dr. Cameron Durrant, our President, Chief Executive Officer and director, sold to Constantin Dietrich, a director of our company, 4,250,000 shares of our common stock for total consideration of $51,000. Mr. Dietrich paid the $51,000 purchase price for these shares using cash on hand. In addition, Mr. Dietrich assumed all of Dr. Durrant’s obligations under the Lock-Up Agreement between Dr. Durrant and our company dated February 9, 2011, pursuant to which 2,833,333 of the 4,250,000 shares sold by Dr. Durrant remain “locked up”. Our company has consented to the transfer of the shares and to the assignment and assumption of the obligations under the Lock-Up Agreement. Also on April 5, 2013, and pursuant to a purchase and sale agreement dated for reference March 8, 2013, David Tousley, our former Chief Financial Officer, Secretary, Treasurer and director, sold to Joseph Carusone, our Vice President, Investor Relations and a member of our Board of Directors, 400,000 shares of our common stock for total consideration of $9,600. Mr. Carusone paid the $9,600 purchase price for these shares using cash on hand. In addition, Mr. Carusone assumed all of Mr. Tousley’s obligations under the Lock-Up Agreement between Mr. Tousley and our company dated February 9, 2011, pursuant to which 266,666 of the 400,000 shares sold by Mr. Tousley remain “locked up”. Our company has consented to the transfer of the shares and to the assignment and assumption of the obligations under the Lock-Up Agreement.

On April 26, 2013, the Company entered into a non-binding letter of intent with Lakefield Media Holding AG to acquire the Slickx name, technology, source code, domain name and all other tangible and intangible assets relating to internet portals and platforms commonly known as “Slickx” for $50,000. This letter of intent also provides that for a period of one year, the Company will have the exclusive right to acquire Lakefield or its assets and the parties agreed to negotiate a definitive agreement for such an acquisition in exchange for a maximum of 10,650,000 shares of our common stock.

PediatRx Inc.
(A Development Stage Company)
 Notes to the Financial Statements May 31, 2013

Constantin Dietrich, a director of the Company, is the founder and Chief Executive Officer of Lakefield.

On May 17, 2013, the Company entered into a definitive Web Site Asset Purchase Agreement with Lakefield Media Holding AG and its wholly-owned subsidiary, Flawsome XLerator GmbH, pursuant to which the Company acquired the internet domain name “Slickx.com”, the website and related software, intellectual property rights, accounts, contracts, goodwill and infrastructure for $50,000. This transaction was completed on May 21, 2013.

5.	Stock Options

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

As of February 28, 2013, unrecognized compensation costs related to non-vested stock option awards totaled $0. During the year ended February 28, 2012, unrecognized compensation cost was reduced by approximately $178,000 for estimated forfeitures of unvested stock options as a result of notice provided to Mr. Tousley of termination of his employment agreement effective October 31, 2012. On May 23, 2012, the Company agreed with all option holders to cancel any and all options outstanding as of that date. As a result, the Company expensed all unrecognized compensation costs as of the cancelation date. Total stock-based compensation expense for the three month period ended May 31, 2013 and May 31, 2012 was $0 and $132,138, respectively. There were no stock options outstanding or granted during the period ended May 31, 2013.

6.	Income Taxes

The Company has losses to carry forward for income tax purposes as of May 31, 2013. There are no current or deferred tax expenses for the period ended May 31, 2013 due to the Company’s loss position. The Company has fully reserved for any future benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carry-forward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “PediatRx” and “our” refer to PediatRx Inc., a Nevada corporation. Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in PediatRx’s capital stock.

Our Business

Granisol

We have decided not to focus on the pharmaceutical industry and we are looking to divest the balance of our pharmaceutical assets. We recognized an impairment charge in the fourth quarter of 2013 to reduce the carrying amount of our pharmaceutical product rights to the estimated realizable value.

Slickx

On April 26, 2013, we entered into a non-binding letter of intent with Lakefield Media Holding AG to acquire the Slickx name, technology, source code, domain name and all other tangible and intangible assets relating to internet portals and platforms commonly known as “Slickx” for $50,000.

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

Competition

We will face substantial competition from dominant digital media companies and websites such as gawker.com and glam.com, well as Facebook application providers in the social media space such as Pinterest. We believe that users often utilize multiple digital and social media websites or applications, and the use of one of these website or application is not necessarily the exclusion of others.

Achieving a critical mass of users or subscribers is crucial for digital and social websites and applications. Even though we seek to offer products and services that are unique in the industry, superior in quality, and more appealing than those of our competitors, we will need to establish a solid initial user base and critical mass.

Although we believe that we have access to the tools and certain inherent efficiencies to attract the initial user base, we need to that at a lower cost per visitor than certain of our traditional online competitors in order to essentially become successful. We also believe that the industry offers substantial room for growth as social networking application platforms and mobile platforms continue to expand and as the Internet especially mobile continues to become the primary source to engage with social media activities and consume, create and share news, events and other lifestyle-related content.

Marketing and Sales Strategy

The use of the Internet is continuing to evolve as a global platform for doing business. We anticipate that our major focus in the first year will be to enhance the Slickx website and the cultivation of our user base. We anticipate using various online marketing methods such as Facebook’s viral channels, online marketing programs and other advertising and marketing programs in order to drive traffic to our own website. We plan to take advantage of a well balanced mix of online and offline marketing strategies.

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

Optimizing Our Website

We plan to work with the web site development contractor to optimize our websites in terms of Search Engine Optimization (SEO). SEO is a technique which helps search engines find and rank a website or –page higher than others by affecting their visibility in a search engine’s “natural” or un-paid (“organic”) search results. Its objective is getting traffic from the “free,” “organic,” “editorial” or “natural” listings on search engines such as the major search engines Google, Yahoo and Bing that have such results. In general it is believed that a result (site) that appears earlier or higher and more frequently in the search results list on SERPs will get more visitors (traffic) from that search engine. SEO may target various kinds of search, including name search, local or image search, video search or search for events and news. Based on the type of search, SERPs Web pages and other content such as videos or local listings are shown and ranked based on what the search engine considers most relevant to users. Payment is not involved, as it is with paid search ads (SEM)

As part of our internet marketing strategy, we regard SEO to consider how search engines work, what users search for, the actual search terms or keywords typed into search engines and which search engines are preferred by their targeted audience. Thus, SEO may involve editing our website’s and –pages’ content, HTML and associated coding to both increase its relevance to specific keywords and to remove barriers to the indexing activities of search engines. We therefore plan to work with the web site development contractor to develop a series of keywords or meta-tags for each of the pages of our web site. Meta-tags are keywords that are added to a web page to make it easier to find that specific web page through search engines, web browser software and other applications. The information is not intended to be seen by the casual Internet user. Search engines like Google and Yahoo are designed to seek out these keywords when someone is performing an Internet search for a specific topic.

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

Subsidiaries

We plan to effect a name change by merging with our wholly-owned Nevada subsidiary named “Quint Media Inc.” with our company as the surviving corporation under the new name “Quint Media Inc.” In addition, we plan to effect a three for one forward stock split of our authorized common stock and our issued and outstanding shares of common stock. The name change and the forward stock split are to be effective on a date to be coordinated and confirmed with FINRA.

Liquidity and Capital Resources

Our financial condition at May 31, 2013 and February 28, 2013 for the respective items are summarized as follows:

We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Deficit

	May 31,	February 28,
	2013	2013
Current Assets	$214,249	$585,675
Current Liabilities	508,528	724,110
Working Deficit	$(294,579)	$(138,435)

As of May 31, 2013, our working deficit increased due largely to the acquisition of the SlickX and Flawsome assets for $75,000 and cash used to fund our operations of $37,491.

Cash Flows

	Three	Three
	Months	Months
	ended	ended
	May 31,	May 31,
	2013	2012
Cash used in operating activities	$(37,491)	$(60,004)
Cash used in financing activities	(200,000)	-
Cash used in investing activities	(75,000)	-
Net increase (decrease) in cash and cash equivalents	$(312,491)	$(60,004)

Cash Used in Operating Activities

Our cash used in operating activities for the three months ended May 31, 2013, compared to our cash used in operating activities for the three months ended May 31, 2012, decreased due to the reduction of our operations as compared to the previous years’ quarter.

Cash Used in Financing Activities

Our cash used in financing activities for the three months ended May 31, 2013, compared to our cash provided by financing activities for the three months ended May 31, 2012, increased due to the repayment of $200,000 of promissory notes.

Cash Used in Investing Activities

Our cash used in investing activities for the three months ended May 31, 2013, compared to our cash provided by financing activities for the three months ended May 31, 2012, increased due to the acquisition of SlickX and Flawsome assets.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three month periods ended May 31, 2013 and May 31, 2012.

Revenues

We have recognized $(589) in medicaid refunds during the three month period ended May 31, 2013 and $68,577 of product sales during the three month period ended May 31, 2012. This decrease of $69,166 is due to the discontinuation of product sales and sales returns.

Cost of Goods Sold

We have recognized $0 in cost of goods sold during the three month period ended May 31, 2013, and $28,186 during the three month period ended May 31 2012. This decrease of $28,186 is due to the discontinuation of product sales.

Expenses

The table below shows our expenses for the three month periods ended May 31, 2013 and May 31, 2012.

	Three Months	Three Months
	Ended	Ended
	May 31, 2013	May 31, 2012
Expenses

Employee expenses	-	55,464
Stock based compensation	-	132,138
Consulting fees	119	2,024
Marketing expense	-	11,280
Travel expense	-	2,712
Interest expense	9,019	6,198
Legal and accounting fees	43,812	91,915
Insurance expense	20,907	19,225
Regulatory expense	1,388	12,277
General and administrative expense	5,310	10,045
Amortization	-	22,070
Total	$80,555	$365,348

In the three month period ended May 31, 2013, our expenses decreased because of scaled back pharmaceutical operations.

Going Concern

Our financial statements and information for the period ended May 31, 2013, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have decided not to focus on the pharmaceutical industry and we are looking to divest our pharmaceutical assets. We have generated limited revenues to date and have incurred a net loss of $81,144 during the 3 month period ended May 31, 2013, and $2,648,408 from inception (March 18, 2005) through May 31, 2013. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

On May 31, 2013, we had cash and cash equivalents of $199,993. Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for more than 12 months. If we are unable to raise additional capital in the near future, we expect that we will need to curtail operations, liquidate any assets that we might own, seek additional capital on less favorable terms and/or pursue other remedial measures. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Future Financing

We will require additional financing to fund our planned operations. We currently do not have committed sources of additional financing and may not be able to obtain additional financing particulary, if the volatile conditions of the stock and financial markets, and more particularly the market for early development stage company stocks persist.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to further delay or further scale down some or all of our activities or perhaps even cease the operations of the business.

Since inception we have funded our operations primarily through equity and debt financings and we expect that we will continue to fund our operations through the equity and debt financing, either alone or through strategic alliances. If we are able to raise additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial or other loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financing report.

PART II – OTHER INFORMATION ITEM 1. LEGAL PROCEEDING

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

During the three month period ended May 31, 2013, we generated net loss of $81,144. From inception through May 31, 2013, we incurred an aggregate loss of $2,648,408. We anticipate that we will continue to generate losses and will require additional funding to remain in business. On May 31, 2013, we had cash and cash equivalents of $199,993. In order to fund our anticipated budget for the next 12 months, excluding any development or product acquisition costs, we believe that we will need to raise in excess of $1,000,000. This amount could increase if we encounter difficulties that we cannot anticipate at this time. We have traditionally raised our operating capital from the sale of equity securities and the placement of notes payable, but there can be no assurance that we will continue to be able to do so.

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

As of May 31, 2013, we had total debt of $300,000. This debt is currently past due and will continue to accrue interest at 12% until paid. Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

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

Our board of directors has determined that the future direction of our company will focus on development of Slickx website. This puts our business focus in a very competitive field dominated by several very large and well financed companies such as Facebook, MySpace and Twitter. These companies have established an online presence and community that have become destinations in and of themselves and it will be difficult to make inroads into this space. We will be dependent on a new twist to entry into this space but in the end, all social media sites have similar features and it is likely that if any part of our offering becomes compelling, the competitors will adjust their offerings to be directly competitive with us. This creates substantial uncertainty on our ability to survive in this space or to be able to attract enough users to be able to monetize our site to produce revenues.

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

Although our common stock is currently listed for quotation on the OTCQB operated by the OTC Markets Group, trading through the OTCQB is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

All of our outstanding promissory notes of $300,000 are past due and are due on demand. These notes accrue simple interest, calculated monthly in arrears, at a rate of 12% per annum commencing on the date of the promissory note and payable at maturity.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

10.42	Form of $50,000 Promissory Note Amendment dated April 19, 2012 (attached as an exhibit to our annual report on Form 10-K filed on May 18, 2012)
10.43	Form of $250,000 Promissory Note Amendment dated April 19, 2012 (attached as an exhibit to our annual report on Form 10-K filed on May 18, 2012)
10.44	Termination Agreement dated June 27, 2012 with Apricus Biosciences, Inc. (attached as an exhibit to our current report on Form 8-K filed on June 28, 2012)
10.45	Form of $200,000 Promissory Note Amendment dated July 25, 2012 (attached as an exhibit to our current report on Form 8-K filed on July 27, 2012)
10.46	Form of $50,000 Promissory Note Amendment dated July 25, 2012 (attached as an exhibit to our current report on Form 8-K filed on July 31, 2012)
10.47	Form of $250,000 Promissory Note Amendment dated July 25, 2012 (attached as an exhibit to our current report on Form 8-K filed on July 31, 2012)
10.48	Business Development/Advisory Services Agreement dated March 8¸2013 with Phys Pharma LLC (attached as an exhibit to our annual report on Form 10-K filed on June 28, 2013)
10.49

Web Site Asset Purchase Agreement dated May 17, 2013 between Lakefield Media Holding AG, Flawsome XLerator GmBH and Pediatrix Inc. (attached as an exhibit to our annual report on Form 10-K filed on June 28, 2013)

10.50	Consulting Agreement dated May 29, 2013 with Flawsome XLerator GmBH (attached as an exhibit to our annual report on Form 10-K filed on June 28, 2013)
31.1*	Certification of Cameron Durrant Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Cameron Durrant Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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
Date: July 31, 2013