Form 10-Q
period 2013-08-31
QUINT MEDIA INC.
filed 2013-10-17
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2013

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 000-52218

QUINT MEDIA INC.
(Exact name of registrant as specified in its charter)

Nevada	20-2590810
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

3250 NE 1st. Ave., Suite 305, Miami, Florida 33137
(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (786) 431-2174

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
62,508,000 shares of common stock are issued and outstanding as of October 15, 2013.

- iii -

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Quint Media, Inc.
(Formerly PediatRx Inc.)
(A Development Stage Company)
Balance Sheets
(Unaudited)

	August 31,	February 28,
	2013	2013
Assets

Current Assets
Cash and cash equivalents	$56,414	$512,484
Prepaid expenses	21,146	22,635
Total Current Assets	77,560	535,119
Website and website development cost	150,600	-
Assets from discontinued operations	200,000	250,556

Total Assets	$428,160	$785,675

Liabilities and Stockholders’ equity (deficit)

Current Liabilities
Accounts payable and accrued liabilities	$102,125	$104,728
Accounts payable and accrued liabilities, related party	51,672	-
Short-term notes payable	300,000	500,000
Liabilities from discontinued operations	122,416	119,382

Total current liabilities	576,213	724,110

Stockholders’ equity (deficit)
Capital stock
Authorized 450,000,000 common shares, par value $0.0001 Issued and outstanding February 28, 2013 – 62,508,000 common shares August 31, 2013 – 62,508,000 common shares	6,251	6,251
Additional paid-in capital	2,622,578	2,622,578
Deficit accumulated during the development stage	(2,776,882)	(2,567,264)
Total stockholders' equity (deficit)	(148,053)	61,565

Total liabilities and stockholders' equity (deficit)	$428,160	$785,675

The accompanying notes are an integral part of these unaudited financial statements.

Quint Media, Inc.
(Formerly PediatRx Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months		For the Period from Inception
	Ended August 31,		Ended August 31,		on March 18, 2005 Through
	2013	2012	2013	2012	August 31, 2013

Net revenues	$-	$-	$-	$-	$-

Expenses
Professional fees	69,314	19,111	114,220	112,326	675,693
Salaries and wages	-	53,641	-	109,105	654,204

General and administrative	44,932	31,084	71,562	206,181	1,009,962

Total Expenses	114,246	103,836	185,782	427,612	2,339,859

Other Income (Expenses)
Interest Expense	(9,074)	(9,924)	(18,093)	(16,122)	(104,896)
Other income	567	-	567	-	-

Net Loss From Continuing Operations	(122,753)	(113,760)	(203,308)	(443,734)	(2,444,755)

Income (Loss) From Discontinued Operations	(5,721)	1,017,389	(6,310)	1,022,406	(332,127)

Net Income (Loss)	$(128,474)	$903,629	$(209,618)	$578,672	$(2,776,882)

Basic and diluted loss per common share from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Basic and diluted income (loss) per common share from discontinued operations	$(0.00)	$0.02	$(0.00)	$0.02

Basic and diluted income (loss) per common share	$(0.00)	$0.01	$(0.00)	$0.01

Weighted average number of common shares	62,508,000	62,508,000	62,508,000	62,508,000

The accompanying notes are an integral part of these unaudited financial statements.

Quint Media, Inc.
(Formerly PediatRx Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended		For the Period from
	August 31,		Inception on March 18,
			2005 Through
	2013	2012	August 31, 2013

Cash Flows From Operating Activities
Net income (loss)	$(209,618)	$578,672	$(2,776,882)
Items to reconcile net loss to net cash used in operating activities:
Contributions to capital by related parties – expenses	-	-	58,799

Contributions to capital by related party – forgiveness of debt	-	-	38,950
Common shares issued for services	-	-	30
Stock based compensation	-	132,138	346,050
(Increase) decrease in prepaid expenses and deposits	1,489	2,755	(21,146)
Increase in accounts payable and accrued liabilities, related party	51,672	-	51,672
Increase (decrease) in accounts payable and accrued liabilities	(2,603)	6,230	226,506
Net cash provided by (used in) continuing operations	(159,060)	719,795	(2,076,021)
Net cash provided by (used in) discontinued operations	53,590	(912,763)	(148,830)
Net cash used in operating activities	(105,470)	(192,968)	(2,224,851)

Cash Flows From Investing Activities
Acquisition of SlickX and Flawsome	(50,000)	-	(50,000)
Capitalized website and website development costs	(100,600)	-	(100,600)
Net cash used in continuing investing activities	(150,600)	-	(150,600)
Net cash used in discontinued investing activities	-	-	(53,135)
Net cash used in investing activities	(150,600)	-	(203,735)

Cash Flows From Financing Activities
Proceeds from issuance of promissory notes	-	-	705,000
Principal payments on promissory notes	(200,000)	-	(200,000)
Common shares returned to treasury	-	-	(5,000)
Proceeds from issuance of common stock	-	-	1,985,000
Cash provided by (used in) financing activities	(200,000)	-	2,485,000

Increase (decrease) in cash and cash equivalents	(456,070)	(192,968)	56,414
Cash and cash equivalents, beginning of period	512,484	258,140	-
Cash and cash equivalents, end of period	$56,414	$65,172	$56,414

Noncash investing activity
Apricus Biosciences, Inc. common stock received in consideration for termination of merger agreement	$-	$-	$1,000,000

The accompanying notes are an integral part of these (unaudited) financial statements.

Quint Media, Inc.
(Formerly PediatRx Inc. )
(A Development Stage Company)
Notes to the Unaudited Financial Statements

1.	Nature of Operations, Continuance of Business, and Basis of Presentation

The accompanying unaudited condensed financial statements of Quint Media, Inc. (formerly PediatRx Inc.) (the “Company” or “Quint”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of Quint, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods and for the period from the date of inception have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we” , “us” or “our” mean Quint Media, Inc. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended February 28, 2013.

From the date of its acquisition of Granisol® (granisetron #C1) oral solution (“Granisol”), on July 23, 2010, until early this year, Quint engaged in the pharmaceutical business. Quint has decided to divest itself of the balance of its pharmaceutical assets and engage in the digital media business. Quint has evaluated Granisol and believes that upon sale Quint will be able to receive the net realizable value of $200,000 net of any commissions as currently stated on the balance sheet as of August 31, 2013.

Quint is in the process of transitioning to its new operating business, digital media. The digital media business encompasses entrance into the social discovery aspects of the internet, primarily through the development of an engagement website with mobile and tablet applications. Quint capitalizes costs of licenses for the use of Internet domain names or Universal Resource Locators, website development costs, other information technology licenses and marketing and technology related intangibles. All such assets are capitalized at their original cost and upon substantial completion, will be amortized over their estimated useful.

Effective August 7, 2013, Quint effected a three-for-one forward stock split of our authorized, and issued and outstanding shares of common stock. Authorized common stock increased from 150,000,000 shares of common stock to 450,000,000 shares of common stock, and issued and outstanding capital increased from 20,836,000 shares of common stock to 62,508,000 shares of common stock. All references to Quint common stock have been retroactively restated to reflect the effect of the forward split.

2.	Going Concern

Quint’s financial statements as of August 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Quint has a net loss of $209,618 for the six month period ended August, 31, 2013 and a cumulative deficit of $2,776,882 at August 31, 2013. The losses from operations of Quint raise substantial doubt about Quint’s ability to continue as a going concern.

Management cannot provide assurance that Quint will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that Quint’s capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending February 28, 2014. Quint will seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although Quint has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If Quint is unable to raise additional capital or secure additional lending in the near future, management expects that Quint will need to curtail or cease operations. These unaudited financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should Quint be unable to continue as a going concern.

As of August 31, 2013, Quint was in the process of transitioning to its new operating business and expects to incur operating losses for the next twelve months as it moves forward. This new operating business encompasses entrance into the social discovery aspects of the internet; primarily development of an engagement website with mobile and tablet application.

3.	Related Party Transactions

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

On April 5, 2013, and pursuant to a purchase and sale agreement dated for reference March 5, 2013, Dr. Cameron Durrant, our former President, Chief Executive Officer and director, sold to Constantin Dietrich, a director of our company, 12,750,000 shares of our common stock for total consideration of $51,000. Mr. Dietrich paid the $51,000 purchase price for these shares using cash on hand. In addition, Mr. Dietrich assumed all of Dr. Durrant’s obligations under the Lock-Up Agreement between Dr. Durrant and our company dated February 9, 2011, pursuant to which 8,499,999 of the 12,750,000 shares sold by Dr. Durrant remain “locked up”. Our company has consented to the transfer of the shares and to the assignment and assumption of the obligations under the Lock-Up Agreement. Also on April 5, 2013, and pursuant to a purchase and sale agreement dated for reference March 8, 2013, David Tousley, our former Chief Financial Officer, Secretary, Treasurer and director, sold to Joseph Carusone, our Vice President, Investor Relations and a member of our Board of Directors, 1,200,000 shares of our common stock for total consideration of $9,600. Mr. Carusone paid the $9,600 purchase price for these shares using cash on hand. In addition, Mr. Carusone assumed all of Mr. Tousley’s obligations under the Lock-Up Agreement between Mr. Tousley and our company dated February 9, 2011, pursuant to which 799,998 of the 1,200,000 shares sold by Mr. Tousley remain “locked up”. Our company has consented to the transfer of the shares and to the assignment and assumption of the obligations under the Lock-Up Agreement.

On May 17, 2013, the Company entered into a definitive Web Site Asset Purchase Agreement (the “Agreement”) with Lakefield Media Holding AG and its wholly-owned subsidiary, Flawsome XLerator GmbH (Flawsome). Constantin Dietrich, our current president and director of our company, is the founder and Chief Executive Officer of Lakefield Media Holding AG, which wholly-owns Flawsome.Pursuant to the Agreement, the Company acquired the internet domain name “Slickx.com”, the website and related software, intellectual property rights, accounts, contracts, goodwill and infrastructure for $50,000. This transaction was completed on May 21, 2013.

On May 29, 2013 the Company entered into a consulting agreement with Flawsome, whereby Flawsome agreed to provide us with certain services, including general management, product management, requirements engineering, quality management, project management, design creation, development team lead, deployment management, content management, reporting services, web development, mobile development, basic content creation, server hosting and monitoring and update services. In return, we agreed to pay Flawsome a consulting fee on a monthly basis. The agreement will terminate on December 31, 2013 or can be terminated by either party with two months’ notice. During the six months ended August 31, 2013, the Company capitalized $150,600 in software development costs contracted through Flawsome related to the “Slickx.com” website. As of August 31, 2013, the Company owes $25,000 to Flawsome for website development services.

As of August 31, 2013, the Company owes $26,672 for consulting services to a Company whose shareholder is a director of the Company. The payable does not bear interest and is due on demand.

4.	Short-term notes payable

	August 31,	February 28,
	2013	2013

Issued on June 15, 2009, this unsecured promissory note, originally bearing interest at five percent (5%) per annum on the principal balance of $50,000, was originally due on June 15, 2011. Effective May 18, 2011 this promissory note was amended whereby the maturity date of the note was extended until February 28, 2013. The promissory note is now past due and the principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 12% per annum commencing on the date of the promissory note and payable at maturity. Effective September 1, 2013, this promissory note was amended whereby the maturity date of the note was extended until June 30, 2014 and the interest rate was reduced to 7%.

	$50,000	$50,000

Issued on July 26, 2010, this unsecured promissory note, bearing interest at five percent (5%) per annum on the principal balance of $200,000, was originally due on July 26, 2011. Effective May 23, 2011 this promissory note was amended whereby the maturity date of the note was extended until February 28, 2013. The promissory note was paid in full in March 2013.	-0-	200,000

Issued on May 6, 2011, this unsecured promissory note, originally bearing interest at five percent (5%) per annum on the principal balance of $250,000, was originally due on February 28, 2013. The promissory note is past due and the principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 12% per annum commencing on the date of the promissory note and payable at maturity. Effective September 1, 2013, this promissory note was amended whereby the maturity date of the note was extended until June 30, 2014 and the interest rate was reduced to 7%.

	250,000	250,000

Total Promissory Notes	$300,000	$500,000

As of August 31, 2013, Quint entered into an amendment of a previously amended unsecured promissory note originally dated June 15, 2009 in the principal amount of $50,000. Effective September 1, 2013, the maturity date of the note has been extended from December 31, 2012 until June 30, 2014 and the interest rate on the outstanding principal balance has been deceased from twelve percent per annum to seven percent per annum. All other terms of the promissory note remain the same.

In addition, as of August 31, 2013, we entered into an amendment of a previously amended unsecured promissory note originally dated May 6, 2011 in the principal amount of $250,000. Effective September 1, 2013, the maturity date of the note has been extended from December 31, 2012 until June 30, 2014 and the interest rate on the outstanding principal balance has been deceased from twelve percent per annum to seven percent per annum. All other terms of the promissory note remain the same.

The Company determined that concessions granted in the form of extensions of the due dates and reductions in interest rates on these above mentioned promissory notes are considered debt modifications as defined under Accounting Standards Codification 470-60, “Troubled Debt Restructurings by Debtors”.

Accrued interest on promissory notes payable totaled $62,762 and $78,968 at August 31, 2013 and February 28, 2013, respectively.

5.	Discontinued Operations

During the period ended August 31, 2013, the Company’s management elected to discontinue the operations of its pharmaceutical business, divest itself of the balance of its pharmaceutical assets and engage in the digital media business. As such, all assets, liabilities and expenses of the pharmaceutical business have been presented as discontinued operations in the consolidated financial statements. A summary of those assets and liabilities as of August 31, 2013 and February 28, 2013 and revenues and expenses as of August 31, 2013 and 2012 and from Inception March 18, 2005 through August 31, 2013:

	August 31,	February 28,
	2013	2013

Assets from discontinued operations

Accounts receivable, net of reserves	-	50,556
Intangible assets, net (available for sale)	200,000	200,000

Total Assets	$200,000	$250,556

Liabilities from discontinued operations

Accounts payable and accrued liabilities	$122,416	$119,382

					For the Period
					from Inception
	For the Three Months Ended		For the Six Months Ended		on March 18,
	August 31,		August 31,		2005 Through
	2013	2012	2013	2012	August 31, 2013
Net revenues	$-	$52,063	$-	$120,640	$1,125,207

Expenses
Cost of goods sold	5,721	6,938	6,310	35,124	363,081
Amortization expense	-	22,071	-	44,141	682,820

Consulting fees	-	1,010	-	3,034	631,186
Write down of mineral property acquisition costs	-	-	-	-	5,000
Management fees	-	-	-	-	48,000
Mineral property rights	-	-	-	-	15,124
Marketing	-	4,655	-	15,935	629,348

Total Expenses	5,721	34,672	6,310	98,234	2,374,559

Other Income (Expenses)
Gain on sale of product rights	-	-	-	-	64,900
Other income	-	1,000,000		1,000,000	852,325

Net Income (Loss) From Discontinued Operations	$(5,721)	$1,017,389	$(6,310)	$1,022,406	$(332,127)

6.	Subsequent Events

On September 24, 2013, Quint issued a promissory note dated September 24, 2013 in the amount of $100,000. The promissory note is payable in full on June 30, 2014 and the principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of seven percent per annum commencing on the date of the promissory note and payable at maturity.

Quint may prepay all or any portion of the principal sum without prior notice to, or the consent of, the lender, at any time and from time-to-time during the term of the promissory note.

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

As used in this quarterly report and unless otherwise indicated, the terms “we”, “us”, “Quint” and “our” refer to Quint Media Inc., a Nevada corporation. Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in Quint’s capital stock.

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

In addition, the letter of intent provides that for a period of one year, Lakefield will not enter into discussions or negotiations with respect to an acquisition of its assets or company. During this time, we may negotiate with Lakefield the terms of a sale of all of the remaining assets of Lakefield, either by way of an asset sale or through the sale of all of the outstanding securities of Lakefield, for consideration consisting of a maximum of 31,950,000 shares of our common stock.

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

Employees

At present, we have no employees other than Constantin Dietrich, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and director. We intend to conduct our social media business largely through agreements with consultants and other independent third parties.

Change of Name from PediatRx Inc. to Quint Media Inc.

Effective August 7, 2013, we completed a merger with our subsidiary, Quint Media Inc., a Nevada corporation which was incorporated solely to effect a change in our name. As a result, we changed our name from “PediatRx Inc.” to “Quint Media Inc.” The name change and the forward stock split (described below) became effective with the OTC Bulletin Board at the opening for trading on August 7, 2013. Our new CUSIP number is 74874T104 and our stock symbol “QUNI”.

Forward Stock Split

Effective August 7, 2013, we effected a three for one forward stock split of our authorized, and issued and outstanding shares of common stock. Our authorized common stock increased from 150,000,000 shares of common stock to 450,000,000 shares of common stock, and our issued and outstanding capital increased from 20,836,000 shares of common stock to 62,508,000 shares of common stock.

Liquidity and Capital Resources

Our financial condition at August 31, 2013 and February 28, 2013 for the respective items are summarized below.

We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Deficit

	August 31,	February 28,
	2013	2013
Current Assets	$77,560	$535,119
Current Liabilities	576,213	604,728
Working Deficit	$(498,653)	$(69,609)

From February 28, 2013 to August 31, 2013, our working deficit increased by approximately $429,044, due largely to a $456,070 decrease in cash on hand, mainly due to the acquisition of the SlickX and Flawsome assets totaling $150,600 and cash used to fund our operations of $83,070.

Cash Flows

	Six	Six
	Months	Months
	ended	ended
	August 31,	August 31,
	2013	2012
Cash used in operating activities	$(105,470)	$(192,968)
Cash used in financing activities	(200,000)	-
Cash used in investing activities	(150,600)	-
Net increase (decrease) in cash and cash equivalents	$(456,070)	$(192,968)

Cash Used in Operating Activities

Our cash used in operating activities for the six months ended August 31, 2013, compared to our cash used in operating activities for the six months ended August 31, 2012, decreased $87,498 due to the reduction of our operations as compared to the previous years’ quarter.

Cash Used in Financing Activities

Our cash used in financing activities for the six months ended August 31, 2013, compared to our cash provided by financing activities for the six months ended August 31, 2012, increased $200,000 due to the repayment of a $200,000 of promissory note.

Cash Used in Investing Activities

Our cash used in investing activities for the six months ended August 31, 2013, compared to our cash used in investing activities for the six months ended August 31, 2012, increased $50,000 due to the acquisition of SlickX and Flawsome assets and $100,600 from the capitalization of software development costs.

Cash Requirements

We estimate our operating expenses, excluding stock based compensation and amortization expense, and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Bank charges and interest	$5,000
Filing fees	10,000
Investor relations	120,000
Legal and accounting fees	220,000
Licenses and permits	50,000
Marketing expense	150,000
Insurance expense	100,000
Personnel and consulting expense	500,000
Transfer agent fees	10,000
Other general & administrative expense	95,000
Total	$1,260,000

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the six month periods ended August 31, 2013 and August 31, 2012.

Operating Expenses

During the three months ended August 31, 2013, we incurred operating expenses totaling $114,246 compared with $103,836 for the three months ended August 31, 2012. The decrease in operating expenses is mainly attributable to a decrease in salaries and wages, partially offset by an increase in other general and administrative expenses related to the commencement of our new operations.

During the six months ended August 31, 2013, we incurred operating expenses totaling $185,782 compared with $427,612 for the six months ended August 31, 2012. The decrease in operating expenses is mainly attributable to a decrease in salaries and wages and general and administrative expenses as a result of terminating and winding down the pharmaceutical business in the current year.

Net Loss

During the three months ended August 31, 2013, we realized net loss from continuing operations of $122,753 compared with a net loss from continuing operations of $113,760 for the three months ended August 31, 2012. The slight decrease was primarily due to a decrease in salaries and wages, partially offset by an increase in other general and administrative expenses related to the commencement of our new operations.

During the six months ended August 31, 2013, we realized a net loss from continuing operations of $203,308 compared with a net loss of $443,734 for the six months ended August 31, 2012. The decrease in net loss was primarily due to a decrease in salaries and wages and general and administrative expenses as a result of terminating and winding down the pharmaceutical business in the current year.

Going Concern

Our financial statements and information for the period ended August 31, 2013, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have decided not to focus on the pharmaceutical industry and we are looking to divest our pharmaceutical assets. We have generated limited revenues to date and have incurred a net loss of $209,618 during the six month period ended August 31, 2013, and $2,776,882 from inception (March 18, 2005) through August 31, 2013. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

On August 31, 2013, we had cash and cash equivalents of $56,414. Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for more than 12 months. If we are unable to raise additional capital in the near future, we expect that we will need to curtail operations, liquidate any assets that we might own, seek additional capital on less favorable terms and/or pursue other remedial measures. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Future Financing

We will require additional financing to fund our planned operations. We currently do not have committed sources of additional financing and may not be able to obtain additional financing particularly, if the volatile conditions of the stock and financial markets, and more particularly the market for early development stage company stocks persist.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, as amended, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of August 31, 2013, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

Our principal executive officer and principal financial officer put measures into place during the period ended August 31, 2013 to significantly change our internal control over financial reporting, including adding additionally layers of review of financial information and disclosures and segregation of duties that he believes provides sufficient internal control to prevent or detect a material misstatement in our financial statements. Other than these enhancements, there have been no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting,

PART II – OTHER INFORMATION

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

During the six month period ended August 31, 2013, we generated net loss of $209,618. From inception through August 31, 2013, we incurred an aggregate loss of $2,776,882. We anticipate that we will continue to generate losses and will require additional funding to remain in business. On August 31, 2013, we had cash and cash equivalents of $56,414. In order to fund our anticipated budget for the next 12 months, excluding any development or product acquisition costs, we believe that we will need to raise in excess of $1,000,000. This amount could increase if we encounter difficulties that we cannot anticipate at this time. We have traditionally raised our operating capital from the sale of equity securities and the placement of notes payable, but there can be no assurance that we will continue to be able to do so.

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

At August 31, 2013, we entered into amendments to two previously amended unsecured promissory notes with outstanding principal amounts of $50,000 and $250,000 and originally dated June 15, 2009 and May 2, 2011, respectively. The unsecured promissory notes were due December 31, 2012 and accrued interest at a rate of 12% per annum. Effective September 1, 2013, the maturity date of the notes was extended until June 30, 2014 and the interest rate on the outstanding principal balance has been deceased from twelve percent per annum to seven percent per annum. All other terms of the promissory note remain the same. Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

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

Our articles of incorporation authorize the issuance of up to 450,000,000 shares of common stock with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more products and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. Exhibits

Exhibits required by Item 601 of Regulation S-K:

No.	Description
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
3.2	Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on September 15, 2008)
3.3	Articles of Merger (attached as an exhibit to our current report on Form 8-K filed on December 28, 2010)
3.4	Certificate of Change dated effective August 7, 2013 (attached as an exhibit to our current report on Form 8-K filed on August 8, 2013)
3.5	Articles of Merger dated effective August 7, 2013 (attached as an exhibit to our current report on Form 8-K filed on August 8, 2013)
3.6	Amended and Restated Bylaws (attached as an exhibit to our registration statement on Form 8-K filed on November 3, 2010)
10.1	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 6, 2008)
10.2	Form of Private Placement Subscription Agreement dated June 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 16, 2009)
10.3	Form of promissory note dated June 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 16, 2009)

10.4	Consulting Agreement with Cameron Durrant dated May 28, 2010 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 28, 2010)
10.5	Letter of Intent with Cypress Pharmaceuticals Inc. (attached as an exhibit to our quarterly report on Form 10-Q filed on June 28, 2010)
10.6	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on June 17, 2010)
10.7	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on July 9, 2010)
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

10.50	Consulting Agreement dated May 29, 2013 with Flawsome XLerator GmBH (attached as an exhibit to our annual report on Form 10-K filed on June 28, 2013)
10.51	Form of Private Placement Subscription Agreement including Form of Promissory Note (attached as an exhibit to our current report on Form 8-K filed on September 26, 2013)
10.52	Form of Promissory Note Amendment dated August 31, 2013 (attached as an exhibit to our current report on Form 8-K filed on September 26, 2013)
10.53	Form of Promissory Note Amendment dated August 31, 2013 (attached as an exhibit to our current report on Form 8-K filed on September 26, 2013)
31.1*	Certification of Constantin Dietrich Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Constantin Dietrich Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINT MEDIA INC.

/s/ Constantin Dietrich
Constantin Dietrich
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: October 17, 2013