Form 10-Q
period 2013-11-30
QUINT MEDIA INC.
filed 2014-01-14
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2013

or

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 62,833,000 shares of common stock are issued and outstanding as of January 14, 2014.

- iii -

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Quint Media, Inc.
(Formerly PediatRx Inc.)
(A Development Stage Company)
Balance Sheets
(Unaudited)

	November 30,	February 28,
	2013	2013
Assets

Current Assets
Cash and cash equivalents	$62,452	$512,484
Prepaid expenses	4,680	22,635
Total Current Assets	67,132	535,119
Website and website development cost	348,800	-
Assets from discontinued operations	200,000	250,556

Total Assets	$615,932	$785,675

Liabilities and Stockholders’ equity (deficit)

Current Liabilities
Accounts payable and accrued liabilities	$127,508	$104,728
Accounts payable and accrued liabilities, related party	207,006	-
Short-term notes payable	400,000	500,000
Liabilities from discontinued operations	121,268	119,382

Total current liabilities	855,782	724,110

Stockholders’ equity (deficit)
Capital stock
Authorized 450,000,000 common shares, par value $0.0001 Issued and outstanding February 28, 2013 – 62,508,000 common shares November 30, 2013 – 62,883,000 common shares	6,288	6,251
Additional paid-in capital	2,697,541	2,622,578
Deficit accumulated during the development stage	(2,943,679)	(2,567,264)
Total stockholders' equity (deficit)	(239,850)	61,565

Total liabilities and stockholders' equity (deficit)	$615,932	$785,675

The accompanying notes are an integral part of these unaudited financial statements.

Quint Media, Inc.
(Formerly PediatRx Inc.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months		For the Nine Months		For the Period from Inception
	Ended November 30,		Ended November 30,		on March 18, 2005 Through
	2013	2012	2013	2012	November 30, 2013

Net revenues	$-	$-	$-	$-	$-

Expenses
Professional fees	83,528	13,189	197,748	123,564	759,221
Salaries and wages	-	35,970	-	277,213	654,204
General and administrative	79,137	-	150,699	-	1,089,666

Total Expenses	162,665	49,159	348,447	400,777	2,503,091

Other Income (Expenses)
Interest Expense	(6,575)	(14,959)	(24,668)	(31,081)	(111,471)
Other income	55	-	622	-	622

Net Loss From Continuing Operations	(169,185)	(64,118)	(372,493)	(431,858)	(2,613,940)

Income (Loss) From Discontinued Operations	2,388	(259,468)	(3,922)	686,945	(329,739)

Net Income (Loss)	$(166,797)	$(323,586)	$(376,415)	$255,087	$(2,943,679)

Basic and diluted loss per common share from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Basic and diluted income (loss) per common share from discontinued operations	$0.00	$(0.00)	$(0.00)	$0.01

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)	$(0.01)	$0.00

Weighted average number of common shares	62,528,604	62,508,000	62,514,818	62,508,000

The accompanying notes are an integral part of these unaudited financial statements.

Quint Media, Inc.
(Formerly PediatRx Inc.)
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended		For the Period from
	November 30,		Inception on March 18,
			2005 Through
	2013	2012	November 30, 2013

Cash Flows From Operating Activities
Net income (loss)	$(376,415)	$255,087	$(2,943,679)
Items to reconcile net loss to net cash used in operating activities:
Contributions to capital by related parties – expenses	-	-	58,799
Contributions to capital by related party – forgiveness of debt	-	-	38,950
Common shares issued for services	-	-	30
Stock based compensation	-	132,138	346,050
(Increase) decrease in prepaid expenses and deposits	17,955	(5,377)	(4,680)
Increase in accounts payable and accrued liabilities, related party	207,006	-	207,006
Increase (decrease) in accounts payable and accrued liabilities	22,780	(235,571)	244,423
Net cash provided by (used in) continuing operations	(128,674)	146,277	(2,053,101)
Net cash provided by (used in) discontinued operations	52,442	(496,478)	(142,512)
Net cash used in operating activities	(76,232)	(350,201)	(2,195,613)

Cash Flows From Investing Activities
Acquisition of SlickX and Flawsome	(50,000)	-	(50,000)
Capitalized website and website development costs	(298,800)	-	(298,800)
Net cash used in continuing investing activities	(348,800)	-	(348,800)
Net cash provided (used) in discontinued investing activities	-	123,464	(53,135)
Net cash provided by (used in) investing activities	(348,800)	123,464	(401,935)

Cash Flows From Financing Activities
Proceeds from issuance of promissory notes	100,000	-	805,000
Principal payments on promissory notes	(200,000)	-	(200,000)
Common shares returned to treasury	-	-	(5,000)
Proceeds from issuance of common stock	75,000	-	2,060,000
Cash provided by (used in) financing activities	(25,000)	-	2,660,000

Increase (decrease) in cash and cash equivalents	(450,032)	(226,737)	62,452
Cash and cash equivalents, beginning of period	512,484	258,140	-
Cash and cash equivalents, end of period	$62,452	$31,403	$62,452

Noncash investing activity
Apricus Biosciences, Inc. common stock received in consideration for termination of merger agreement	$-	$-	$1,000,000

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

From the date of its acquisition of Granisol® (granisetron #C1) oral solution (“Granisol”), on July 23, 2010, until early this year, Quint engaged in the pharmaceutical business. Quint has decided to divest itself of the balance of its pharmaceutical assets and engage in the digital media business. Quint has evaluated Granisol and believes that upon sale Quint will be able to receive the net realizable value of $200,000 net of any commissions as currently stated on the balance sheet as of November 30, 2013.

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

Quint’s financial statements as of November 30, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Quint has a net loss of $376,415 for the nine month period ended November 30, 2013 and a cumulative deficit of $2,943,679 at November 30, 2013. The losses from operations of Quint raise substantial doubt about Quint’s ability to continue as a going concern. Management cannot provide assurance that Quint will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that Quint’s capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending February 28, 2014. Quint will seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although Quint has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If Quint is unable to raise additional capital or secure additional lending in the near future, management expects that Quint will need to curtail or cease operations. These unaudited financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should Quint be unable to continue as a going concern.

As of November 30, 2013, Quint was in the process of transitioning to its new operating business and expects to incur operating losses for the next twelve months as it moves forward. This new operating business encompasses entrance into the social discovery aspects of the internet; primarily development of an engagement website with mobile and tablet application.

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

On May 29, 2013 the Company entered into a consulting agreement with Flawsome, whereby Flawsome agreed to provide us with certain services, including general management, product management, requirements engineering, quality management, project management, design creation, development team lead, deployment management, content management, reporting services, web development, mobile development, basic content creation, server hosting and monitoring and update services. In return, we agreed to pay Flawsome a consulting fee on a monthly basis. The agreement will terminate on December 31, 2013 or can be terminated by either party with two months’ notice. During the nine months ended November 30, 2013, the Company capitalized $298,800 in development costs contracted through Flawsome related to the “Slickx.com” website. As of November 30, 2013, the Company owes $142,200 to Flawsome.

As of November 30, 2013, the Company owes $64,806 for consulting services to a director and a Company whose shareholder is a director of the Company. The payable does not bear interest.

4.	Short-term notes payable

	November 30,	February 28,
	2013	2013

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

	250,000	250,000

Issued on September 24, 2013, this unsecured promissory note, bears interest at seven percent (7%) per annum on the principal balance of $100,000 and is due on June 30, 2014.	100,000	-

Total Promissory Notes	$400,000	$500,000

As of November 30, 2013, Quint entered into an amendment of a previously amended unsecured promissory note originally dated June 15, 2009 in the principal amount of $50,000. Effective September 1, 2013, the maturity date of the note has been extended from December 31, 2012 until June 30, 2014 and the interest rate on the outstanding principal balance has been decreased from twelve percent per annum to seven percent per annum. All other terms of the promissory note remain the same.

In addition, as of November 30, 2013, we entered into an amendment of a previously amended unsecured promissory note originally dated May 6, 2011 in the principal amount of $250,000. Effective September 1, 2013, the maturity date of the note has been extended from December 31, 2012 until June 30, 2014 and the interest rate on the outstanding principal balance has been decreased from twelve percent per annum to seven percent per annum. All other terms of the promissory note remain the same.

The Company determined that concessions granted in the form of extensions of the due dates and reductions in interest rates on these above mentioned promissory notes are considered debt modifications as defined under Accounting Standards Codification 470-60, “Troubled Debt Restructurings by Debtors”.

Accrued interest on promissory notes payable totaled $69,282 and $78,968 at November 30, 2013 and February 28, 2013, respectively.

5.	Discontinued Operations

During the period ended November 30, 2013, the Company’s management elected to discontinue the operations of its pharmaceutical business, divest itself of the balance of its pharmaceutical assets and engage in the digital media business. As such, all assets, liabilities and expenses of the pharmaceutical business have been presented as discontinued operations in the consolidated financial statements. A summary of those assets and liabilities as of November 30, 2013 and February 28, 2013 and revenues and expenses as of November 30, 2013 and 2012 and from Inception March 18, 2005 through November 30, 2013:

	November 30,	February 28,
	2013	2013
Assets from discontinued operations
Accounts receivable, net of reserves	-	50,556
Intangible assets, net (available for sale)	200,000	200,000

Total Assets	$200,000	$250,556

Liabilities from discontinued operations
Accounts payable and accrued liabilities	$121,268	$119,382

					For the Period from
	For the Three Months		For the Nine Months		Inception on March 18,
	Ended November 30,		Ended November 30,		2005 Through
	2013	2012	2013	2012	November 30, 2013

Net revenues	$6,310	$-	$6,310	$120,640	$1,131,517

Expenses
Cost of goods sold		1,152	6,310	36,276	363,081
Amortization expense	-	20,214	-	64,355	682,820

Consulting fees	1,611	242	1,611	3,276	632,797
Write down of mineral property acquisition costs	-	-	-	-	5,000
Management fees	-	-	-	-	48,000
Mineral property rights	-	-	-	-	15,124
Marketing	2,311	30,949	2,311	46,883	631,659
General and administrative	-	34,718		110,712	-

Total Expenses	3,922	87,275	10,232	261,502	2,378,481

Other Income (Expenses)
Gain on sale of product rights	-	-	-	-	64,900
Other income (expense)	-	(172,193)		827,807	852,325

Net Income (Loss) From Discontinued Operations	$2,388	$(259,468)	$(3,922)	$686,945	$(329,739)

6.	Common Stock and Common Stock Warrants

On November 25, 2013, the Company sold 375,000 units of our securities at a price of $0.20 per unit for gross proceeds of $75,000. Each unit consists of one share of common stock and one non-transferable common stock purchase warrant, with each common stock purchase warrant entitling the holder to acquire one additional share of our common stock at a price of $0.50 per share for a period of 60 months.

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

Pursuant to the above letter of intent, on May 17, 2013, we entered into a Web Site Asset Purchase Agreement with Lakefield Media Holding AG and its wholly-owned subsidiary, Flawsome XLerator GmbH to acquire the internet domain name “Slickx.com”, the website and related software, intellectual property rights, accounts, contracts, goodwill and infrastructure for $50,000. On May 21, 2013, we completed the acquisition of these assets and paid $50,000 to Lakefield. Constantin Dietrich, a director of our company, is the founder and Chief Executive Officer of Lakefield.

In addition, the letter of intent provides that for a period of one year, Lakefield will not enter into discussions or negotiations with respect to an acquisition of its assets or company. During this time, we may negotiate with Lakefield the terms of a sale of all of the remaining assets of Lakefield, either by way of an asset sale or through the sale of all of the outstanding securities of Lakefield, for consideration consisting of a maximum of 31,950,000 shares of our common stock. The completion of this transaction is subject to the entry into a definitive formal agreement. There is no assurance that the transaction contemplated by the letter of intent for the remaining assets of Lakefield will be completed as planned or at all.

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

Liquidity and Capital Resources

Our financial condition at November 30, 2013 and February 28, 2013 for the respective items are summarized below.

We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Deficit

	November 30,	February 28,
	2013	2013
Current Assets	$67,132	$535,119
Current Liabilities	855,782	724,110
Working Deficit	$(788,650)	$(188,991)

From February 28, 2013 to November 30, 2013, our working deficit increased by approximately $707,688, due largely to $450,032 decrease in cash on hand, mainly due to the acquisition of the SlickX and Flawsome assets totaling $348,800 and cash used to fund our operations of $76,232.

Cash Flows

	Nine	Nine
	Months	Months
	ended	ended
	November 30,	November 30,
	2013	2012
Cash used in operating activities	$(76,232)	$(350,201)
Cash used in financing activities	(25,000)	-
Cash (used in) provided by investing activities	(348,800)	123,464
Net increase (decrease) in cash and cash equivalents	$(450,032)	$(226,737)

Cash Used in Operating Activities

Our cash used in operating activities for the nine months ended November 30, 2013, compared to our cash used in operating activities for the nine months ended November 30, 2012, decreased $273,969 due to the reduction of our operations as compared to the previous years’ quarter.

Cash Used in Financing Activities

Our cash used in financing activities for the nine months ended November 30, 2013, compared to our cash used in financing activities for the nine months ended November 30, 2012, increased $25,000 mainly due to the repayment of a $200,000 promissory note, partially offset by $100,000 in proceeds from a promissory note and $75,000 in proceeds from the issuance of common stock for cash.

Cash Used in Investing Activities

Our cash used in investing activities for the nine months ended November 30, 2013, compared to our cash provided by investing activities for the nine months ended November 30, 2012, increased $472,446 due to the acquisition of SlickX and Flawsome assets for $50,000 and $298,800 from the capitalization of software development costs.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the nine month periods ended November 30, 2013 and November 30, 2012.

Operating Expenses

During the three months ended November 30, 2013, we incurred operating expenses totaling $162,665 compared with $49,159 for the three months ended November 30, 2012. The increase in operating expenses is mainly attributable to an increase in professional fees and general and administrative expenses of approximately $149,476 related to the commencement of our new operations, partially offset by a decrease of salaries and wages of $35,970.

During the nine months ended November 30, 2013, we incurred operating expenses totaling $348,447 compared with $400,777 for the nine months ended November 30, 2012. The decrease in operating expenses is mainly attributable to a decrease of $277,213 in salaries and wages as a result of terminating and winding down the pharmaceutical business in the current year, partially offset by an increase of $224,883 in professional fees and general and administrative expenses.

Net Loss

During the three months ended November 30, 2013, we realized net loss from continuing operations of $169,185 compared with a net loss from continuing operations of $64,118 for the three months ended November 30, 2012. The increase in net loss is mainly attributable to an increase in professional fees and general and administrative expenses of approximately $149,476 related to the commencement of our new operations, partially offset by a decrease of salaries and wages of $35,970.

During the nine months ended November 30, 2013, we realized a net loss from continuing operations of $372,493 compared with a net loss of $431,858 for the nine months ended November 30, 2012. The decrease in net loss was mainly attributable to a decrease of $277,213 in salaries and wages as a result of terminating and winding down the pharmaceutical business in the current year, partially offset by an increase of $224,883 in professional fees and general and administrative expenses.

Going Concern

Our financial statements and information for the period ended November 30, 2013, have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have decided not to focus on the pharmaceutical industry and we are looking to divest our pharmaceutical assets. We have generated limited revenues to date and have incurred a net loss of $376,415 during the nine month period ended November 30, 2013, and $2,943,679 from inception (March 18, 2005) through November 30, 2013. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

On November 30, 2013, we had cash and cash equivalents of $62,452. Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for more than 12 months. If we are unable to raise additional capital in the near future, we expect that we will need to curtail operations, liquidate any assets that we might own, seek additional capital on less favorable terms and/or pursue other remedial measures. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, as amended, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our principal executive and financial officer concluded that, as of November 30, 2013, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during our last fiscal quarter ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting,

PART II – OTHER INFORMATION

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

During the nine month period ended November 30, 2013, we generated net loss of $346,415. From inception through November 30, 2013, we incurred an aggregate loss of $2,943,679. We anticipate that we will continue to generate losses and will require additional funding to remain in business. On November 30, 2013, we had cash and cash equivalents of $62,452. In order to fund our anticipated budget for the next 12 months, excluding any development or product acquisition costs, we believe that we will need to raise in excess of $1,000,000. This amount could increase if we encounter difficulties that we cannot anticipate at this time. We have traditionally raised our operating capital from the sale of equity securities and the placement of notes payable, but there can be no assurance that we will continue to be able to do so.

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

At August 31, 2013, we entered into amendments to two previously amended unsecured promissory notes with outstanding principal amounts of $50,000 and $250,000 and originally dated June 15, 2009 and May 2, 2011, respectively. The unsecured promissory notes were due December 31, 2012 and accrued interest at a rate of 12% per annum. Effective September 1, 2013, the maturity date of the notes was extended until June 30, 2014 and the interest rate on the outstanding principal balance has been deceased from twelve percent per annum to seven percent per annum. All other terms of the promissory note remain the same. On September 24, 2013, we received proceeds of $100,000 from the issuance of an unsecured promissory note bearing interest at 7% per annum and due June 30, 2014. Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

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

Our development efforts rely on external software engineers.

We will be dependent on outside software engineers to drive our development. If our management is not able to execute on our business plan, it is likely stockholders would lose their entire investment.

Risks Relating to the Social Media Business

We are a social media company in a highly competitive field with high investment costs and high risks.

We are a social media company. We must achieve a certain level of users of our website, Slickx before it can be monetized and produce revenue for us. We will have to raise substantial additional capital to drive users to our website and eventually generate revenues and reach profitability, if ever. We will be dependent upon selling advertisements and finding other ways to monetize our users by selling add-on services. For a social application or site to be able to sell advertisements, it must first attract a sufficient number of users to gain the interest of advertisers in buying ads and offering products on the site or the application. It will take time, management effort and capital to attract users to our website. There can be no assurance that any users will come. These timeframes, along with the general state of development create additional uncertainty as to the potential success of our website. The application may not continue to work as we plan and even if it does, there can be no assurance that an economically viable level of users will come, that advertisers will want to advertise or that we can monetize it. Therefore, it will be costly to maintain the application and market it to attract users and advertisers.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. Exhibits

Exhibits required by Item 601 of Regulation S-K:

No.	Description
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
3.2	Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on September 15, 2008)
3.3	Articles of Merger (attached as an exhibit to our current report on Form 8-K filed on December 28, 2010)
3.4	Certificate of Change dated effective August 7, 2013 (attached as an exhibit to our current report on Form 8-K filed on August 8, 2013)
3.5	Articles of Merger dated effective August 7, 2013 (attached as an exhibit to our current report on Form 8-K filed on August 8, 2013)
3.6	Amended and Restated Bylaws (attached as an exhibit to our current report on Form 8-K filed on November 1, 2013)
10.1	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on November 6, 2008)
10.2	Form of Private Placement Subscription Agreement dated June 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 16, 2009)
10.3	Form of promissory note dated June 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 16, 2009)
10.4	Consulting Agreement with Cameron Durrant dated May 28, 2010 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 28, 2010)
10.5	Letter of Intent with Cypress Pharmaceuticals Inc. (attached as an exhibit to our quarterly report on Form 10-Q filed on June 28, 2010)
10.6	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on June 17, 2010)
10.7	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on July 9, 2010)
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

10.50	Consulting Agreement dated May 29, 2013 with Flawsome XLerator GmBH (attached as an exhibit to our annual report on Form 10-K filed on June 28, 2013)
10.51	Form of Private Placement Subscription Agreement including Form of Promissory Note (attached as an exhibit to our current report on Form 8-K filed on September 26, 2013)
10.52	Form of Promissory Note Amendment dated August 31, 2013 (attached as an exhibit to our current report on Form 8-K filed on September 26, 2013)
10.53	Form of Promissory Note Amendment dated August 31, 2013 (attached as an exhibit to our current report on Form 8-K filed on September 26, 2013)
10.54	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on December 2, 2013)
10.55	Form of Warrant Certificate (attached as an exhibit to our current report on Form 8-K filed on December 2, 2013)
31.1*	Certification of Constantin Dietrich Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Constantin Dietrich Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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
Date: January 14, 2014