Form 10-K
period 2014-02-28
QUINT MEDIA INC.
filed 2014-06-13
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2014

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

45,258,000 shares of common stock at a price of $0.15 per share for an aggregate market value of $6,788,700.1

1 The aggregate market value of the voting stock held by non-affiliates is computed by reference to the closing price of shares of common stock of the registrant on August 27, 2013 of $0.15 per share.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 62,883,000 shares of common stock are issued and outstanding as of June 12, 2014.

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

As used in this report and unless otherwise indicated, the terms “we”, “us”, “Quint” and “our” refer to Quint Media Inc., a Nevada corporation, and/or Exley Media Inc., a Nevada corporation, as the context may require. Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in Quint’s capital stock.

Corporate History

Our company was incorporated under the laws of Nevada on March 18, 2005. Effective August 7, 2013, we changed our name from “PediatRx Inc.” to “Quint Media Inc.” to better reflect our new business. We effected this name change by a merger with our wholly owned subsidiary, Quint Media Inc., which was incorporated solely to effect a change in our name.

Effective August 7, 2013, we also effected a three for one forward stock split of our authorized, and issued and outstanding shares of common stock. Our authorized common stock increased from 150,000,000 shares of common stock to 450,000,000 shares of common stock, and our issued and outstanding capital increased from 20,836,000 shares of common stock to 62,508,000 shares of common stock.

On August 20, 2013, we incorporated our wholly-owned subsidiary, Exley Media Inc., in order to own and operate Exley (www.getexley.com).

Our Business

Granisol

During the year ended February 28, 2013, we decided not to focus on the pharmaceutical industry and we are looking to divest the balance of our pharmaceutical assets. We recognized a partial impairment charge in the fourth quarter of 2013 and recognized the remaining impairment in 2014 to reduce the carrying amount of our pharmaceutical product rights to the estimated realizable value.

Exley (formerly Slickx)

On April 26, 2013, we entered into a non-binding letter of intent with Lakefield Media Holding AG to acquire the Slickx name, technology, source code, domain name and all other tangible and intangible assets relating to internet portals and platforms commonly known as “Slickx” for $50,000. The platform was subsequently developed further and rebranded to “Exley” (www.getexley.com).

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

In addition, the letter of intent provided that for a period of one year, Lakefield would not enter into discussions or negotiations with respect to an acquisition of its assets or company. During this time, we may negotiate with Lakefield the terms of a sale of all of the remaining assets of Lakefield, either by way of an asset sale or through the sale of all of the outstanding securities of Lakefield, for consideration consisting of a maximum of 31,950,000 shares of our common stock. The completion of this transaction is subject to the entry into a definitive formal agreement. There is no assurance that the transaction contemplated by the letter of intent for the remaining assets of Lakefield will be completed as planned or at all. We did not exercise this purchase provision of the letter of intent.

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

Marketing and Sales Strategy

The use of the Internet is continuing to evolve as a global platform for doing business. We anticipate that our major focus in the first year will be to enhance the Exley website and the cultivation of our user base. We anticipate using various online marketing methods such as Facebook’s viral channels, online marketing programs and other advertising and marketing programs in order to drive traffic to our own website. We plan to take advantage of a well balanced mix of online and offline marketing strategies.

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

We plan to participate in other marketing activities that will also aim to raise awareness of the getexley.com brand and attract users by promoting the unique content and quality of our product and services. We plan to primarily advertise through Internet and mobile advertising and will have to run extensive user acquisition campaigns at any given time, targeting various classifications of users.

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

We are planning to develop the Exley website and intend to protect its contents by registering for appropriate copyright and trademark protection where we deem such registration necessary or beneficial. We have not conducted any independent searches or other inquiry into patents or other intellectual property which may be owned by others and which may constrain our business plan, nor have we received independent opinions of counsel on such matters.

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

We have plans to continue certain research and development activities related to the development of the Exley website.

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

During the year ended February 28, 2014, we generated net loss of $757,403. From inception through February 28, 2014, we incurred an aggregate loss of $3,324,667. We anticipate that we will continue to generate losses and will require additional funding to remain in business. On February 28, 2014, we had cash and cash equivalents of $12,957. In order to fund our anticipated budget for the next 12 months, excluding any development or product acquisition costs, we believe that we will need to raise in excess of $1,260,000. This amount could increase if we encounter difficulties that we cannot anticipate at this time. We have traditionally raised our operating capital from the sale of equity securities and the placement of notes payable, but there can be no assurance that we will continue to be able to do so.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our financial statements for the year ended February 28, 2014. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Our substantial debt and other financial obligations could impair our financial condition and our ability to fulfill our debt obligations. Any refinancing of this substantial debt could be at significantly higher interest rates.

At August 31, 2013, we entered into amendments to two previously amended unsecured promissory notes with outstanding principal amounts of $50,000 and $250,000 and originally dated June 15, 2009 and May 2, 2011, respectively. The unsecured promissory notes were due December 31, 2012 and accrued interest at a rate of 12% per annum. Effective September 1, 2013, the maturity date of the notes was extended until June 30, 2014 and the interest rate on the outstanding principal balance has been deceased from twelve percent per annum to seven percent per annum. All other terms of the promissory note remain the same. On September 24, 2013, we received proceeds of $100,000 from the issuance of an unsecured promissory note bearing interest at 7% per annum and due June 30, 2014. On February 13, 2014, we received proceeds of $50,000 from the issuance of a promissory note bearing interest at 7% per annum and due February 28, 2015. On March 31, 2014, we received proceeds of $75,000 from the issuance of a promissory note bearing interest at 7% per annum and due March 31, 2015. Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

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

Given sufficient capital, we plan to expand our operations by marketing our Exley website, which will place a significant strain on our management, operations, technical performance and financial resources. There can be no assurance that we will be able to manage expansion effectively. Our current and planned personnel, systems, procedures, and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in multiple geographic locations. We may not be able to hire, train, retain, motivate, and manage required personnel, which may limit our growth. If any of this were to occur, it could damage our reputation, limit our growth, negatively affect our operating results and harm our business. We do not currently have the required capital to market either of the offerings.

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

We are a social media company. We must achieve a certain level of users of our website, Exley before it can be monetized and produce revenue for us. We will have to raise substantial additional capital to drive users to our website and eventually generate revenues and reach profitability, if ever. We will be dependent upon selling advertisements and finding other ways to monetize our users by selling add-on services. For a social application or site to be able to sell advertisements, it must first attract a sufficient number of users to gain the interest of advertisers in buying ads and offering products on the site or the application. It will take time, management effort and capital to attract users to our website. There can be no assurance that any users will come. These timeframes, along with the general state of development create additional uncertainty as to the potential success of our website. The application may not continue to work as we plan and even if it does, there can be no assurance that an economically viable level of users will come, that advertisers will want to advertise or that we can monetize it. Therefore, it will be costly to maintain the application and market it to attract users and advertisers.

We are entering a very crowded social media marketplace where existing competitors have years of experience, are well financed and have the name recognition to draw consumers, none of which we possess.

Our board of directors has determined that the future direction of our company will focus on development of Exley website. This puts our business focus in a very competitive field dominated by several very large and well financed companies such as Facebook, MySpace and Twitter. These companies have established an online presence and community that have become destinations in and of themselves and it will be difficult to make inroads into this space. We will be dependent on a new twist to entry into this space but in the end, all social media sites have similar features and it is likely that if any part of our offering becomes compelling, the competitors will adjust their offerings to be directly competitive with us. This creates substantial uncertainty on our ability to survive in this space or to be able to attract enough users to be able to monetize our site to produce revenues.

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

We currently do not have any patents associated with our Exley website and if we are not able to develop intellectual property protection around our product offering, we may not be able to prevent competitors from recreating our product offering.

Other than certain unregistered trademarks, we do not have any intellectual property protection on the features and software behind our Exley website. We are planning to develop our website and intend to protect its contents by registering for appropriate copyright and trademark protection where our management deems such registration necessary or beneficial, but there is no assurance that we will be able to obtain such protection. We have not conducted any independent searches or other inquiry into patents or other intellectual property which may be owned by others and which may constrain our business plan, nor have we received independent opinions of counsel on such matters.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Executive Offices

Our Chief Executive Officer and corporate headquarters are located at 3250 NE 1st. Ave., Suite 305, Miami, Florida 33137.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information

Our common stock is quoted on the OTCQB operated by the OTC Markets Group. Our symbol is “QUNI”, and our CUSIP number is 74874T104.

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

Quarter Ended	High	Low
February 28, 2014	$0.33	$0.15
November 30, 2013	$0.40	$0.15
August 7, 2013 to August 31, 2013	$0.25	$0.15
June 1, 2013 to August 6, 2013[1]	$0.20	$0.20
May 31, 2013 [2]	--	--
February 28, 2013 [2]	--	--
November 30, 2012[1]	$0.20	$0.13
August 31, 2012[1]	$0.13	$0.13
May 31, 2012[1]	$0.30	$0.06

1 Not adjusted for a three for one forward stock split, which became effective with the OTC Markets Group on August 7, 2013;
2 There were no bids for these quarters.

On June 9, 2014, the closing price of our common stock on the OTCQB was $0.13 per share.

Transfer Agent

Our shares of common stock are issued in registered form. The transfer agent and registrar for our common stock is Transfer Online, Inc., 512 SE Salmon Street, Portland, OR 97214.

Holders of Common Stock

As of June 10, 2014, there were 31 holders of record of our common stock. As of such date, 62,883,000 shares were issued and outstanding.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Effective February 18, 2011, our board of directors adopted and approved the 2011 stock option plan. The purpose of the 2011 stock option plan is to enhance the long-term stockholder value of our company by offering opportunities to directors, key employees, officers, independent contractors and consultants of our company to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our company’s growth and success, and to encourage them to remain in the service of our company. A total of 6,000,000 shares of our common stock are available for issuance and during the 12 month period after the first anniversary of the adoption of the 2011 stock option plan by our board of directors, and during each 12 month period thereafter, our board of directors is authorized to increase the number of shares issuable by up to 1,500,000 shares.

The following table summarizes certain information regarding our equity compensation plan as of February 28, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	Nil	N/A	Nil
Equity compensation plans not approved by security holders	Nil	N/A	6,000,000
Total	Nil	N/A	6,000,000

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

Liquidity and Capital Resources

Our financial condition at February 28, 2014 and February 28, 2013 for the respective items are summarized below.

We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Deficit

	February 28,	February 28,
	2014	2013
Current Assets	$17,885	$535,119
Current Liabilities	970,083	724,110
Working Deficit	$(952,198)	$(188,991)

From February 28, 2013 to February 28, 2014, our working deficit increased by approximately $763,207, cash on hand decreased $499,527, mainly due to the acquisition and development of the SlickX and Flawsome assets and the development of Exley, cash payments totaling $152,300 and cash used to fund our operations of approximately $372,227.

Cash Flows

	February 28,	February 28,
	2014	2013
Cash used in operating activities	$(372,227)	$(637,621)
Cash (used in) provided by investing activities	(152,300)	891,965
Cash provided by financing activities	25,000	-

Net increase (decrease) in cash and cash equivalents	$(499,527)	$254,344

Cash Used in Operating Activities

Our cash used in operating activities for the year ended February 28, 2014, compared to our cash used in operating activities for the year ended February 28, 2013, decreased $265,394, mainly due to the cessation of the pharmaceutical business that was operating in the prior year.

Cash (Used in) Provided By Investing Activities

Our cash used by financing activities for the year ended February 28, 2014 was $152,300, due to the acquisition of SlickX and Flawsome assets for cash of $50,000 and $102,300. Our cash provided in financing activities of $891,965 for the year ended February 28, 2013 was a result of the sale of an investment from discontinued operations.

Cash Provided By Financing Activities

Our cash provided by financing activities for the year ended February 28, 2014 was $25,000, compared to none for the year ended February 28, 2013. During the year ended February 28, 2014, we received $150,000 from the issuance of two short-term promissory notes, repaid $200,000 of short-term promissory notes and sold 375,000 shares of common stock for cash of $75,000.

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

Results of Operations

Operating Expenses

During the year ended February 28, 2014, we incurred operating expenses totaling $534,230 compared with $323,486 for the year ended February 28, 2013. The increase of $210,744 in operating expenses is attributable to an increase of $113,034 in professional fees, $52,093 in website operations expense, $17,440 in amortization of capitalized website development costs and $28,177 in general and administrative expenses.

Net Loss

During the year February 28, 2014, we realized net loss from continuing operations of $565,922 compared with a net loss from continuing operations of $369,314 for the year ended February 28, 2013. The $196,608 increase in net loss is attributable to a $210,744 increase in operating expenses, partially offset by a $14,112 decrease in interest expense. We realized a loss of $191,481 from discontinued operations related to the pharmaceutical business during the year ended February 28, 2014, compared to income from discontinued operations of $53,376 during the year ended February 28, 2013.

Going Concern

Our financial statements and information for the period ended February 28, 2014 have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have decided not to focus on the pharmaceutical industry and we are looking to divest our pharmaceutical assets. We have generated limited revenues to date and a net loss of $757,403 for the year ended February 28, 2014 and a cumulative deficit of $3,324,667 at February 28, 2014. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

On February 28, 2014, we had cash and cash equivalents of $12,957. Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for more than 12 months. If we are unable to raise additional capital in the near future, we expect that we will need to curtail operations, liquidate any assets that we might own, seek additional capital on less favorable terms and/or pursue other remedial measures. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Quint Media, Inc.
(formerly PediatRx Inc.)
(A Development Stage Company)
Miami, Florida

We have audited the accompanying balance sheet of Quint Media, Inc. (formerly PediatRx Inc.) (a development stage company) (the “Company”) as of February 28, 2014 and the related statement of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2014 and the related results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the fiscal 2013 financial statements to retrospectively report discontinued operations, as described in Note 5. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the fiscal 2013 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2013 financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses from operation since inception. This factor raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
June 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
PediatRx, Inc.

We have audited the accompanying balance sheet of PediatRx, Inc. (a development stage company) (the "Company") as of February 28, 2013 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit the retroactive restatement of the Company’s 2013 financial statements and related disclosures for the discontinuance of its pharmaceutical operations, as discussed in Note 5 to the financial statements.

In our opinion, except for effects of such adjustments, if any, as might have been determined to be necessary had we been engaged to audit the Company’s restatement of discontinued operations, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and is in the development stage of its operations. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HORNE LLP

Ridgeland, Mississippi
June 28, 2013

Quint Media, Inc.
(Formerly PediatRx Inc.)
(A Development Stage Company)
Balance Sheets

	February 28,
	2014	2013
Assets

Current Assets
Cash and cash equivalents	$12,957	$512,484
Prepaid expenses	4,928	22,635
Total Current Assets	17,885	535,119

Website and website development cost, net of amortization of $17,440 and $0,
respectively	331,360	-
Assets from discontinued operations	-	250,556

Total Assets	349,245	$785,675

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$106,046	$104,728
Accounts payable and accrued liabilities, related party	304,588	-
Short-term notes payable	450,000	500,000
Liabilities from discontinued operations	109,449	119,382

Total Liabilities	970,083	724,110

Stockholders’ Equity (Deficit)

Common stock, 450,000,000 shares authorized, par value $0.0001, 62,883,000 and 62,508,000 shares issued and outstanding at February, 28, 2014 and 2013, respectively	6,288	6,251
Additional paid-in capital	2,697,541	2,622,578
Deficit accumulated during the development stage	(3,324,667)	(2,567,264)

Total Stockholders' Equity (Deficit)	(620,838)	61,565

Total Liabilities and Stockholders' Equity (Deficit)	$349,245	$785,675

The accompanying notes are an integral part of these financial statements.

Quint Media, Inc.
(Formerly PediatRx Inc.)
(A Development Stage Company)
Statements of Operations

			For the Period
			From Inception
			March 18, 2005
	For the Years Ended		Through
	February 28,		February 28,
			2014
	2014	2013	(Unaudited)
Net Revenues	$24	$-	$24

Expenses
Website operations and maintenance	52,093	-	52,093
Website amortization	17,440	-	17,440
Professional fees	266,610	153,576	266,610
General and administrative	198,087	169,910	198,087

Total Expenses	534,230	323,486	534,230

Other Expenses
Interest Expense	(31,716)	(45,828)	(31,716)

Net Loss From Continuing Operations	(565,922)	(369,314)	(565,922)

Income (Loss) From Discontinued Operations	(191,481)	53,376	(2,758,745)

Net Loss	$(757,403)	$(315,938)	$(3,324,667)

Basic and diluted loss per common share from continuing operations	$(0.01)	$(0.01)

Basic and diluted income (loss) per common share from discontinued operations	$(0.00)	$0.00

Basic and diluted income (loss) per common share	$(0.01)	$(0.01)

Weighted average number of common shares	62,605,603	62,508,508

The accompanying notes are an integral part of these financial statements.

Quint Media, Inc.
(Formerly PediatRx Inc.)
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit)

				Deficit,
				Accumulated	Total
			Additional	During the	Stockholders’
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)
Balance as of March 18, 2005 (inception)	-	$-	$-	$-	$-
Restricted common shares issued for cash – September 2005	30,000,000	3,000	2,000	-	5,000
Contributions to capital by related parties – expenses	-	-	600	-	600
Net loss for the period	-	-	-	(21,237)	(21,237)

Balance as of February 28, 2006 (Unaudited)	30,000,000	3,000	2,600	(21,237)	(15,637)
Common shares issued for cash ($0.005 per share) – May 2006	30,000,000	3,000	47,000	-	50,000
Common shares issued for services ($0.005 per share) – August 2006 and February 2007	18,000	2	28	-	30
Contributions to capital by related parties – expenses	-	-	11,400	-	11,400
Net loss for the year	-	-	-	(50,890)	(50,890)

Balance as of February 28, 2007 (Unaudited)	60,018,000	6,002	61,028	(72,127)	(5,097)
Contributions to capital by related parties – expenses	-	-	14,400	-	14,400
Common shares returned and cancelled for cash April 2007	(3,000,000)	(300)	(4,700)	-	(5,000)
Common shares issued for cash – May 2007	3,000,000	300	4,700	-	5,000
Net loss for the year	-	-	-	(65,411)	(65,411)

Balance as of February 29, 2008 (Unaudited)	60,018,000	6,002	75,428	(137,538)	(56,108)
Contributions to capital by related parties – expenses	-	-	14,400	-	14,400
Contributions to capital by related parties – loan forgiveness	-	-	38,950	-	38,950
Common shares issued for cash – November 2008	1,500,000	150	49,850	-	50,000
Net loss for the year	-	-	-	(53,957)	(53,957)

Balance as of February 28, 2009 (Unaudited)	61,518,000	6,152	178,628	(191,495)	(6,715)
Contributions to capital by related parties – expenses	-	-	14,399	-	14,399
Net loss for the year	-	-	-	(58,201)	(58,201)
Balance as of February 28, 2010	61,518,000	$6,152	$193,027	$(249,696)	$(50,517)

Quint Media, Inc.
(Formerly PediatRx Inc.)
(A Development Stage Company)
Statements of Stockholders’ Equity (Deficit) (Continued)

				Deficit,
				Accumulated	Total
			Additional	During the	Stockholders’
	Common Stock		Paid-in	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance as of February 28, 2010 (Unaudited)	61,518,000	$6,152	$193,027	$(249,696)	$(50,517)
Contributions to capital by related parties – expenses	-	-	3,600	-	3,600
Common shares issued for cash – June 2010	4,500,000	450	299,550	-	300,000
Common shares issued for cash – July 2010	4,500,000	450	749,550	-	750,000
Common shares issued for cash – November 2010	2,475,000	248	824,752	-	825,000
Common shares returned and cancelled – November 2010	(11,100,000)	(1,110)	1,110	-	-
Common shares issued for debt cancellation – November 2010	615,000	61	204,939	-	205,000
Net loss for the year	-	-	-	(1,049,087)	(1,049,087)

Balance as of February 28, 2011 (Unaudited)	62,508,000	6,251	2,276,528	(1,298,783)	983,996

Stock based compensation	-	-	213,912	-	213,912
Net loss for the year	-	-	-	(952,543)	(952,543)

Balance as of February 29, 2012 (Unaudited)	62,508,000	6,251	2,490,440	(2,251,326)	245,365

Stock based compensation	-	-	132,138	-	132,138
Net loss for the period	-	-	-	(315,938)	(315,938)

Balance as of February 28, 2013	62,508,000	6,251	2,622,578	(2,567,264)	61,565

Common shares issued for cash – November 2013	375,000	37	74,963	-	75,000
Net loss for the period	-	-	-	(757,403)	(757,403)

Balance as of February 28, 2014	62,883,000	$6,288	$2,697,541	$(3,324,667)	$(620,838)

The accompanying notes are an integral part of these financial statements.

Quint Media, Inc.
(Formerly PediatRx Inc.)
(A Development Stage Company)
Statements of Cash Flows

			For the Period from
			Inception on
			March 18, 2005
	For the Years Ended		Through
	February 28,		February 28, 2014
	2014	2013	(Unaudited)
Cash Flows From Operating Activities
Net loss	$(757,403)	$(315,938)	$(3,324,667)
Items to reconcile net loss to net cash used in operating activities:
Amortization	17,440	-	17,440
Contributions to capital by related parties – expenses	-	-	58,799
Contributions to capital by related party – forgiveness of debt	-	-	38,950
Common shares issued for services	-	-	30
Stock based compensation	-	132,138	346,050
(Increase) decrease in prepaid expenses and deposits	17,707	(4,294)	(4,928)
Increase in accounts payable and accrued liabilities, related party	108,088	-	108,088
Increase (decrease) in accounts payable and accrued liabilities	1,318	(158,850)	222,961
Net cash used in continuing operations	(612,850)	(346,944)	(2,537,277)
Net cash provided by (used in) discontinued operations	240,623	(290,677)	45,669
Net cash used in operating activities	(372,227)	(637,621)	(2,491,608)

Cash Flows From Investing Activities
Acquisition of SlickX and Flawsome	(50,000)	-	(50,000)
Capitalized website and website development costs	(102,300)	-	(102,300)
Net cash used in continuing investing activities	(152,300)	-	(152,300)
Net cash provided (used) in discontinued investing activities	-	891,965	(53,135)
Net cash provided by (used in) investing activities	(152,300)	891,965	(205,435)

Cash Flows From Financing Activities
Proceeds from issuance of promissory notes	150,000	-	855,000
Principal payments on promissory notes	(200,000)	-	(200,000)
Common shares returned to treasury	-	-	(5,000)
Proceeds from issuance of common stock	75,000	-	2,060,000
Cash provided by (used in) financing activities	25,000	-	2,710,000

Increase (decrease) in cash and cash equivalents	(499,527)	254,344	12,957
Cash and cash equivalents, beginning of period	512,484	258,140	-
Cash and cash equivalents, end of period	$12,957	$512,484	$12,957

Noncash investing activity
Capitalized website and website development costs	$196,500	$-	$196,500
Apricus Biosciences, Inc. common stock received in consideration for termination of merger agreement	$-	$1,000,000	$1,000,000

The accompanying notes are an integral part of these financial statements.

Quint Media, Inc.
(Formerly PediatRx Inc. )
(A Development Stage Company)
Notes to the Unaudited Financial Statements

1.	Nature of Operations and Continuance of Business

Quint Media, Inc. (formerly PediatRx Inc.) (the “Company” or “Quint”) was incorporated under the laws of the State of Nevada on March 18, 2005. The Company originally intended to engage in the acquisition and exploration of mineral properties. From the date of its acquisition of Granisol® (granisetron #C1) oral solution (“Granisol”), on July 23, 2010, until early fiscal year 2014, Quint engaged in the pharmaceutical business. During the fiscal year ending February 28, 2014, Quint decided to divest itself of the balance of its pharmaceutical assets and engage in the digital media business.

Quint is in the process of transitioning to its new operating business, digital media. The digital media business encompasses entrance into the social discovery aspects of the internet, primarily through the development of an engagement website with mobile and tablet applications. Quint capitalizes costs of licenses for the use of Internet domain names or Universal Resource Locators, website development costs, other information technology licenses and marketing and technology related intangibles. All such assets are capitalized at their original cost and upon substantial completion, are amortized over their estimated useful lives.

PediatRx Inc. was incorporated under the laws of the State of Nevada on March 18, 2005. The Company originally intended to engage in the acquisition and exploration of mineral properties.

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

On September 12, 2011 the Company entered into a co-promotion agreement with Bi-Coastal Pharmaceutical Corp. ("Bi- Coastal"). Pursuant to the co-promotion agreement, Bi-Coastal granted the Company the non- exclusive right to promote Aquoral™ within the United States of America. Aquoral, another oncology supportive care product, is an FDA-cleared treatment for xerostomia (the medical term for dry mouth due to a lack of saliva). Xerostomia is especially prevalent in patients undergoing various treatments for cancer and those with Sjogren's syndrome. The Company was required to include Aquoral in no less than 85% of its sales calls. In return for its promotional efforts, the Company would receive compensation for each unit sold. The agreement with Bi-Coastal was for an initial term of two years and would automatically renew for one year terms unless either party provides notice of non-renewal at least six months prior to the expiration of the then- current term. The agreement was terminable at any time, by either party, upon six months prior written notice to the other party and is also terminable for cause.

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

In February 21, 2012 the Company entered into three definitive agreements and one side letter with Apricus which include the Co-Promotion Agreement, the Assignment Agreement and the Asset Purchase Agreement. Pursuant to the Co- Promotion Agreement, the Company granted to Apricus the exclusive right to commercialize Granisol in six U.S. states and the non-exclusive right to commercialize Granisol in all other U.S. States, in addition to the right to manufacture Granisol. In addition, the Company agreed that, for a period of five years from the effective date of the Co-Promotion Agreement, it would not license any co-promotion rights in the non-exclusive states to any third party. The Company retained the right to commercialize Granisol in the non-exclusive states. The Company recognizes sales in the non-exclusive states that it generates through its own promotional efforts. Each party has agreed to cooperate with the other in respect of promotional materials and efforts on terms specified in the Co-Promotion Agreement.

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

Effective August 7, 2013, Quint affected a three-for-one forward stock split of our authorized, and issued and outstanding shares of common stock. Authorized common stock increased from 150,000,000 shares of common stock to 450,000,000 shares of common stock, and issued and outstanding capital increased from 20,836,000 shares of common stock to 62,508,000 shares of common stock. All references to Quint common stock have been retroactively restated to reflect the effect of the forward split.

The Company is a development stage enterprise, as defined in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 915, Development Stage Entities. Quint is in the process of transitioning to its new operating business, primarily development of its engagement website with mobile and tablet application.

2.	Summary of Significant Accounting Policies

a.              Basis of Presentation and Accounting Methods

The financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States using the accrual method of accounting. The Company’s fiscal year-end is February 28.

b.              Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

c.              Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

d.              Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As of February 28, 2014 and 2013, the Company had no cash equivalents.

e.              Intangible Assets

Acquired intangible assets other than goodwill are amortized over their useful lives unless the lives are determined to be indefinite. Acquired intangible assets are carried at cost, less accumulated amortization. For intangible assets purchased in a business combination or received in a non-monetary exchange, the estimated fair values of the assets received (or, for non-monetary exchanges, the estimated fair values of the assets transferred if more clearly evident) are used to establish the cost bases, except when neither of the values of the assets received or the assets transferred in non-monetary exchanges are determinable within reasonable limits. Valuation techniques consistent with the market approach, income approach and/or cost approach are used to measure fair value. Amortization of finite-lived intangible assets is computed over the useful lives of the respective assets.

f.              Impairment of Intangible assets

Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate intangible assets to determine potential impairment by comparing the carrying amount to the undiscounted estimated future cash flows of the related assets. The Company wrote-off the remaining approximately $200,000 in Granisol product rights during the year ended February 28, 2014. The impairment is presented in discontinued operations.

g.              Basic and Diluted Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. The Company had net losses as of February 28, 2014 and 2013, so the diluted EPS excluded all dilutive potential shares in the diluted EPS because there effect is anti-dilutive.

h.              Financial Instruments

ASC 820, Fair Value Measurements (ASC 820) and ASC 825, Financial Instruments (ASC 825), requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. It establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. It prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 - Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 - Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 - Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, and accrued liabilities. Pursuant to ASC 820 and 825, the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The recorded values of all other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

The Company did not have any financial assets and liabilities measured at fair value on February 28, 2014 and 2013.

i.              Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is provided, and collectability is assured. The Company has had minimal revenue from continuing operations for the years ended February 28, 2014 and none during the year ended February 28, 2013.

j.              Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

k.              Income Taxes

The Company accounts for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

A reconciliation between the income tax expense recognized in the Company's statements of operations and the income tax expense (benefit) computed by applying the domestic federal statutory income tax rate to the net loss for the period for fiscal years 2013 and 2012 is as follows:

	February 28,
	2014	2013
Income tax benefit at federal statutory rate (34%)	$(258,956)	$(107,419)
State income tax benefit	-	(10,918)
Non-deductible stock based compensation	-	52,855
Impairment expense	68,000	-
Change in valuation allowance	190,956	67,000
Other	-	(1,518)
Total income tax expense	$-	$-

	As of
	February 28,
	2014	2013
Net operating loss carry-forward	$734,000	$545,000
Other	299,000	299,000
Less: Valuation allowance	(1,033,000)	(844,000)
Net deferred tax asset	$-	$-

The Company had net operating losses of approximately $736,000 that expire in years through 2025. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

l.              Share-Based Compensation

The Company accounts for share-based compensation to employees in accordance with Accounting Standards Codification subtopic 718-10, Stock Compensation (“ASC 718-10”) and share-based compensation to non-employees in accordance with ASC 505. These require the measurement and recognition of compensation expense for all share-based payment awards, including stock options based on the estimated fair values.

m.              Going Concern

Quint’s financial statements as of February 28, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Quint has a net loss of $757,403 for the year ended February 28, 2014 and a cumulative deficit $3,247,667 at February 28, 2014. The losses from operations of Quint raise substantial doubt about Quint’s ability to continue as a going concern.

Management cannot provide assurance that Quint will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that Quint’s capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending February 28, 2015. Quint will seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although Quint has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If Quint is unable to raise additional capital or secure additional lending in the near future, management expects that Quint will need to curtail or cease operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should Quint be unable to continue as a going concern.

Quint is in the process of transitioning to its new operating business and expects to incur operating losses for the next twelve months as it moves forward. This new operating business encompasses entrance into the social discovery aspects of the internet; primarily development of an engagement website with mobile and tablet application.

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

On May 29, 2013 the Company entered into a consulting agreement with Flawsome, whereby Flawsome agreed to provide certain services, including general management, product management, requirements engineering, quality management, project management, design creation, development team lead, deployment management, content management, reporting services, web development, mobile development, basic content creation, server hosting and monitoring and update services. The agreement expired December 31, 2013, but is continuing on a month-to-month basis. During the year ended February 28, 2014, the Company capitalized $298,800 in development costs contracted through Flawsome related to the “Slickx.com” website and expensed $52,093 in website management expenses. As of February 28, 2014, the Company owes $196,500 to Flawsome.

As of February 28, 2014, the Company owes $30,000 for consulting services to a director and $70,500 to a Company whose shareholder is a director of the Company. Additionally, the Company owes $7,588 to an officer for expenses paid on behalf of the Company. The payables does not bear interest.

4.	Short-Term Notes Payable

	February 28, 2014	February 28, 2013
Issued on June 15, 2009, this unsecured promissory note, originally bearing interest at five percent (5%) per annum on the principal balance of $50,000, was originally due on June 15, 2011. Effective May 18, 2011 this promissory note was amended whereby the maturity date of the note was extended until February 28, 2013. The promissory note is now past due and the principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 12% per annum commencing on the date of the promissory note and payable at maturity. Effective September 1, 2013, this promissory note was amended whereby the maturity date of the note was extended until June 30, 2014 and the interest rate was reduced to 7%.	$50,000	$50,000

Issued on July 26, 2010, this unsecured promissory note, bearing interest at five percent (5%) per annum on the principal balance of $200,000, was originally due on July 26, 2011. Effective May 23, 2011 this promissory note was amended whereby the maturity date of the note was extended until February 28, 2013. The promissory note was paid in full in March 2013.	-0-	200,000

Issued on May 6, 2011, this unsecured promissory note, originally bearing interest at five percent (5%) per annum on the principal balance of $250,000, was originally due on February 28, 2013. The promissory note is past due and the principal amount or such portion thereof as shall remain outstanding from time to time shall accrue simple interest, calculated monthly in arrears, at a rate of 12% per annum commencing on the date of the promissory note and payable at maturity. Effective September 1, 2013, this promissory note was amended whereby the maturity date of the note was extended until June 30, 2014 and the interest rate was reduced to 7%.	250,000	250,000

Issued on September 24, 2013, this unsecured promissory note, bears interest at seven percent (7%) per annum on the principal balance of $100,000 and is due on June 30, 2014.	100,000	-

Issued on February 13, 2014, this unsecured promissory note, bears interest at seven percent (7%) per annum on the principal balance of $50,000 and is due on February 13, 2015.	50,000	-

Total Promissory Notes	$450,000	$500,000

Quint entered into an amendment of a previously amended unsecured promissory note originally dated June 15, 2009 in the principal amount of $50,000. Effective September 1, 2013, the maturity date of the note was extended from December 31, 2012 until June 30, 2014 and the interest rate on the outstanding principal balance was decreased from twelve percent per annum to seven percent per annum. All other terms of the promissory note remain the same.

In addition, as of February 28, 2014, we entered into an amendment of a previously amended unsecured promissory note originally dated May 6, 2011 in the principal amount of $250,000. Effective September 1, 2013, the maturity date of the note was been extended from December 31, 2012 until June 30, 2014 and the interest rate on the outstanding principal balance was decreased from twelve percent per annum to seven percent per annum. All other terms of the promissory note remain the same.

The Company determined that concessions granted in the form of extensions of the due dates and reductions in interest rates on these above mentioned promissory notes are considered debt modifications as defined under Accounting Standards Codification 470-60, “Troubled Debt Restructurings by Debtors”.

Accrued interest on promissory notes payable totaled $76,330 and $78,698 at February 28, 2014 and February 28, 2013, respectively.

5.	Discontinued Operations

During the period ended February 28, 2014, the Company’s management elected to discontinue the operations of its pharmaceutical business, divest itself of the balance of its pharmaceutical assets and engage in the digital media business. As such, all assets, liabilities and expenses of the pharmaceutical business have been presented as discontinued operations in the consolidated financial statements. A summary of those assets and liabilities as of February 28, 2014 and February 28, 2013 and revenues and expenses as of February 28, 2014 and 2012 and from Inception March 18, 2005 through February 28, 2014:

	February 28,
	2014	2013
Assets from Discontinued Operations
Accounts receivable, net of reserves	$-	$50,556
Intangible assets, net (available for sale)	-	200,000

Total Assets	$-	$250,556

Liabilities from Discontinued Operations
Accounts payable and accrued liabilities	$109,449	$119,382

			For the Period
			From Inception
			March 18, 2005
			Through
	For the Years Ended		February 28,
	February 28,		2014
	2014	2013	(Unaudited)

Net Revenues	$1,893	$77,938	$1,127,689

Expenses
Cost of goods sold	1,886	52,359	359,246
Amortization expense	-	86,486	226,266
Consulting fees	1,619	3,333	622,069
Marketing	2,311	33,144	629,348
Write down of mineral property acquisition costs	-	-	5,000
Mineral property expenses	-	-	15,124
Impairment of product rights	200,000	456,554	656,554
General and administrative	-	284,651	2,342,134
Total Expenses	205,816	916,527	4,855,741

Other Income
Gain on sale of product rights	-	-	64,900
Other income	12,442	891,965	904,407

Net Income (Loss) From Discontinued Operations	$(191,481)	$53,376	$(2,758,745)

6.         Common Stock and Common Stock Warrants

On November 3, 2010, 1,200,000 units were issued at a purchase price of approximately $0.34 per unit for total cash proceeds of $400,000. Each unit consisted of one share of common stock of the Company and one-half of one share non-detachable purchase warrant. Each whole warrant entitles the holder to purchase one share of common stock at a purchase price of $0.58 per share until November 3, 2012.

On November 30, 2010, 1,275,000 units were issued at a purchase price of approximately $0.34 per unit for total cash proceeds of $425,000. Each unit consisted of one share of common stock of the Company and one-half of one share non-detachable purchase warrant. Each whole warrant entitles the holder to purchase one share of common stock at a purchase price of $0.58 per share until November 30, 2012.

On November 30, 2010, 615,000 units were issued at a purchase price of approximately $0.33 per unit for cancellation of a promissory note in the principal amount of $200,000 plus accrued interest of $5,000. Each unit consisted of one share of common stock of the Company and one-half of one share non-detachable purchase warrant. Each whole warrant entitles the holder to purchase one share of common stock at a purchase price of $0.58 per share until November 30, 2012.

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

The following table summarizes the outstanding warrants and associated activity for the years ended February 28, 2014 and 2013:

Weighted
Average
	Number of		Remaining
	Warrants	Weighted	Contractual
	Outstanding	Average Price	Life
Balance, February 29, 2012	-	-	-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Balance, February 28, 2013	-	-	-
Granted	375,000	0.50	6.00
Exercised	-	-	-
Expired	-	-	-
Balance, February 28, 2014	375,000	$0.50	4.74

The aggregate intrinsic value of outstanding warrants was $78,713 and $0 as of February 28, 2014 and 2013, respectively.

7.	Stock Options

Effective February 18, 2011, the Board of Directors adopted and approved the 2011 stock option plan. The purpose of the 2011 stock option plan is to enhance the long-term stockholder value of the Company by offering opportunities to directors, key employees, officers, independent contractors and consultants of the company to acquire and maintain stock ownership in the company in order to give these persons the opportunity to participate in the company's growth and success, and to encourage them to remain in the service of the company. A total of 6,000,000 shares of our common stock are available for issuance and during the twelve-month period after the first anniversary of the adoption of the 2011 stock option plan by the Board of Directors. During each twelve-month period thereafter, the Board of Directors is authorized to increase the number of shares issuable by up to 1,500,000 shares.

A summary of the status of the Company's outstanding stock option activity for the twelve months ended February 28, 2013 and 2014 is as follows:

Weighted
Average
	Number of	Exercise
	Options	Price
Balance, February 29, 2012	2,662,500	$0.38
Issued	-	-
Cancelled	(2,662,500)	0.38
Balance, February 28, 2013	-	-
Issued	-	-
Cancelled	-	-
Balance, February 28, 2014	-	$-

As of February 28, 2013, unrecognized compensation costs related to non-vested stock option awards totaled $306,189. During the year ended February 28, 2013, unrecognized compensation costs was reduced by approximately $178,000 for estimated forfeitures of unvested stock options as a result of notice provided to Mr. Tousley of termination of his employment agreement effective October 31, 2012. On May 23, 2012, the Company agreed with all option holders to cancel any and all options outstanding as of that date. As a result, the Company expensed all unrecognized compensation costs as of the cancelation date. Total stock-based compensation expense for the year ended February 28, 2013 was $132,138.

8.	Subsequent Events

On March 31, 2014, the Company accepted a subscription from one non-US investor and issued a promissory note in the amount of $75,000. The promissory note is payable in full at maturity on March 31, 2015, and the principal amount or such portion thereof as shall remain outstanding from time to time accrues simple interest, calculated monthly, at a rate of 7% per annum commencing on the date of the promissory note.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 1, 2013, Horne LLP resigned as our independent registered public accounting firm. The resignation of Horne LLP was accepted by our board of directors.

Horne LLP’s report on our company’s financial statements for the fiscal years ended February 28, 2013 and February 29, 2012 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that such report on our company’s financial statements contained an explanatory paragraph in respect to the substantial doubt about our ability to continue as a going concern.

During our company’s fiscal years ended February 28, 2013 and February 29, 2012 and in the subsequent interim period through the date of the resignation, there were no disagreements, resolved or not, with Horne LLP on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreement, if not resolved to the satisfaction of Horne LLP, would have caused Horne LLP to make reference to the subject matter of the disagreement in connection with its report.

On September 16, 2013, we appointed MaloneBailey, LLP as our independent registered public accounting firm. The appointment of MaloneBailey, LLP was approved by our board of directors.

Except as disclosed below, during our company’s fiscal years ended February 28, 2013 and February 29, 2012 and in the subsequent interim period through the date of the resignation, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

In connection of the audit of our financial statements as of and for the year ended February 28, 2013 and the review of our financial statements as of and for the three month period ended May 31, 2013, Horne LLP advised us that it had identified following control deficiency to be a material weakness:

  Our company has limited Securities and Exchange Commission reporting and financial reporting experience. Due to its development stage, our company has decided not to remedy this staffing deficiency at this time.

We agreed with Horne LLP on these matters.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of February 28, 2014, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of February 28, 2014. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of February 28, 2014, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex accounting and financial reporting issues, and (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems. Until such time as we expand our staff to include additional accounting personnel and hire a full time chief financial officer, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended February 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Constantin Dietrich	Director	44	February 15, 2013
	President, Chief Executive Officer, Chief Financial		August 7, 2013

	Officer, Secretary and Treasurer
Joseph Carusone	Director	49	August 18, 2008
	Vice President, Investor Relations		November 17, 2010
Joseph Arcuri	Director	50	February 15, 2013

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

5.

being the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (i) any federal or state securities or commodities law or regulation; or (ii) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease- and-desist order, or removal or prohibition order; or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Securities Exchange Act of 1934), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended February 28, 2014 all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with.

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

Committees of the Board

Our board of directors held no formal meetings during the year ended February 28, 2014. All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held.

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

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, but we have one board member (Joseph Arcuri) that qualifies as “independent” as the term is used by NASDAQ Marketplace Rule 5605(a)(2).

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officers;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended February 28, 2014; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our fiscal years ended February 28, 2014 and 2013, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa tion ($)	Nonquali fied Deferred Compens ation Earnings ($)	All Other Compensation ($)	Total ($)
Constantin Dietrich (1) President, CEO, CFO, Treasurer, Secretary & Director	2014 2013	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Joseph Carusone VP, Investor Relations and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Dr. Cameron Durrant(2) former President, CEO, CFO, Treasurer, Secretary & Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)	Constantine Dietrich was appointed to the board of directors on February 15, 2014 and President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and director on August 7, 2013.

(2)

Dr. Cameron Durrant was appointed as our President, Chief Executive Officer and a director on November 17, 2010 then appointed Chief Financial Officer, Treasurer and Secretary on October 31, 2012. He resigned as a director and officer of our company on August 7, 2013

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of February 28, 2014.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Constantine Dietrich	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	N/A
Joseph Carusone	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	N/A
Dr. Cameron Durrant	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	N/A

Compensation of Directors

Our board of directors has received no compensation to date and there are no plans to compensate them in the near future, unless and until we become profitable in our business operations. We may issue options in the future as we retain the services of independent directors.

The table below shows the compensation of our directors for their services as directors for our last completed fiscal year ended February 28, 2014:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Joseph Arcuri	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership	Percent of class [1]
Common Stock	Constantin Dietrich 3250 NE 1st. Ave., Suite 305, Miami, Florida 33137	300,000 Indirect [2] 12,750,000 Direct	20.75%
Common Stock	Joseph Carusone Suite 602 160 Eglinton Avenue East, Toronto, ON M4P 3B5	4,200,000 Direct	6.68%
Common Stock	Joseph Arcuri Suite 602 160 Eglinton Avenue East, Toronto, ON M4P 3B5	Nil	Nil
Common Stock	Cameron Durrant 90 Fairmount Road West Califon, NJ 07830-3330	Nil	Nil
	Directors & Executive Officers as a group (3 persons)	17,250,000	27.43%

1 Percentage of ownership is based on 62,883,000 common shares issued and outstanding as of June 12, 2014. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Except as disclosed below, since March 1, 2012, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

On May 17, 2013, we entered into a Web Site Asset Purchase Agreement with Lakefield Media Holding AG and its wholly-owned subsidiary, Flawsome XLerator GmbH to acquire the internet domain name “Slickx.com”, the website and related software, intellectual property rights, accounts, contracts, goodwill and infrastructure for $50,000. On May 21, 2013, we completed the acquisition of these assets and paid $50,000 to Lakefield. Constantin Dietrich, a director and executive officer of our company, is the founder and Chief Executive Officer of Lakefield.

Dr. Cameron Durrant

On March 8, 2013, we entered into a Business Development/Advisory Services Agreement with Phys Pharma LLC, a company of which Dr. Cameron Durrant, former President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a director of our company, is a principal, pursuant to which Phys Pharma agreed to provide us a list of select biopharmaceutical companies which might have an interest in acquiring Granisol and assist us in marketing and selling Granisol to the prospective purchasers. If we sell Granisol to the prospective purchaser introduced by Phys Pharma, we agreed to pay Phys Pharma a fee in an amount equal to 20% of the net proceeds received by us at closing.

David Tousley

On September 14, 2010, with retroactive effect to July 1, 2010, we entered into an employment agreement with Mr. David Tousley, former Chief Financial Officer, Treasurer and Secretary of our company. Pursuant to the employment agreement, Mr. Tousley agreed to perform such duties as are regularly and customarily performed by the Chief Financial Officer of a corporation in consideration for, among other things, $200,000 per annum.

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

Effective March 1, 2012, we gave notice to Mr. Tousley that we will be terminating his employment agreement pursuant to Section 6.3(b) of the agreement. As a result, Mr. Tousley’s employment agreement ceased effective October 31, 2012. Mr. Tousley also resigned as an officer on October 31, 2012 and as a director on November 16, 2012.

Compensation for Executive Officers and Directors

For information regarding compensation for our named executive officers and directors, see Item 11 –”Executive Compensation”.

Director Independence

Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or employee of the company. Because Constantine Dietrich and Joseph Carusone serve in executive capacities, we determined that Joseph Arcuri is an “independent directors” as that term is defined by NASDAQ Marketplace Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the year ended February 28, 2014 for professional services rendered by MaloneBailey, LLP, our independent registered public accounting firm since September 16, 2013:

Fees	2014
Audit Fees	$25,000
Audit Related Fees	-

Tax Fees	-
Other Fees	-
Total Fees	$25,000

The following table sets forth the fees billed by our company for the year ended February 28, 2014 and 2013 for professional services rendered by Horne LLP, our prior independent registered public accounting firm:

Fees	2014	2013
Audit Fees	$-	$36,000
Audit Related Fees	-	-
Tax Fees	-	4,700
Other Fees	-	-
Total Fees	$-	$40,700

Pre-Approval Policies and Procedures

Our entire board of directors, which acts as our audit committee, pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by MaloneBailey, LLP and Horne LLP and believe that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

No.	Description
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
3.2	Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on September 15, 2008)
3.3	Articles of Merger (attached as an exhibit to our current report on Form 8-K filed on December 28, 2010)
3.4	Certificate of Change dated effective August 7, 2013 (attached as an exhibit to our current report on Form 8-K filed on August 8, 2013)
3.5	Articles of Merger dated effective August 7, 2013 (attached as an exhibit to our current report on Form 8-K filed on August 8, 2013)
3.6	Amended and Restated Bylaws (attached as an exhibit to our current report on Form 8-K filed on November 1, 2013)
10.1	Form of promissory note dated June 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 16, 2009)
10.2	Form of Promissory Note dated July 26, 2010 (attached as an exhibit to our current report on Form 8-K filed on July 29, 2010)
10.3	Form of Promissory Note dated September 16, 2010 (attached as an exhibit to our current report on Form 8-K filed on September 28, 2010)
10.4	2011 Stock Option Plan (attached as an exhibit to our current report on Form 8-K filed on February 22, 2011)
10.5	Form of Promissory Note Amendment dated May 18, 2011 (attached as an exhibit to our current report on Form 8- K filed on May 18, 2011)
10.6	Form of Promissory Note Amendment dated May 23, 2011 (attached as an exhibit to our current report on Form 8- K filed on May 23, 2011)
10.7	Form of $50,000 Promissory Note Amendment dated April 19, 2012 (attached as an exhibit to our annual report on Form 10-K filed on May 18, 2012)
10.8	Form of $250,000 Promissory Note Amendment dated April 19, 2012 (attached as an exhibit to our annual report on Form 10-K filed on May 18, 2012)
10.9	Termination Agreement dated June 27, 2012 with Apricus Biosciences, Inc. (attached as an exhibit to our current report on Form 8-K filed on June 28, 2012)

No.	Description
10.10	Form of $200,000 Promissory Note Amendment dated July 25, 2012 (attached as an exhibit to our current report on Form 8-K filed on July 27, 2012)
10.11	Form of $50,000 Promissory Note Amendment dated July 25, 2012 (attached as an exhibit to our current report on Form 8-K filed on July 31, 2012)
10.12	Form of $250,000 Promissory Note Amendment dated July 25, 2012 (attached as an exhibit to our current report on Form 8-K filed on July 31, 2012)
10.13	Business Development/Advisory Services Agreement dated March 8, 2013 with Phys Pharma LLC (attached as an exhibit to our annual report on Form 10-K filed on June 28, 2013)
10.14

Web Site Asset Purchase Agreement dated May 17, 2013 between Lakefield Media Holding AG, Flawsome XLerator GmBH and Pediatrix Inc. (attached as an exhibit to our annual report on Form 10-K filed on June 28, 2013)

10.15	Consulting Agreement dated May 29, 2013 with Flawsome XLerator GmBH (attached as an exhibit to our annual report on Form 10-K filed on June 28, 2013)
10.16	Form of Private Placement Subscription Agreement including Form of Promissory Note (attached as an exhibit to our current report on Form 8-K filed on September 26, 2013)
10.17	Form of Promissory Note Amendment dated August 31, 2013 (attached as an exhibit to our current report on Form 8-K filed on September 26, 2013)
10.18	Form of Promissory Note Amendment dated August 31, 2013 (attached as an exhibit to our current report on Form 8-K filed on September 26, 2013)
10.19	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on December 2, 2013)
10.20	Form of Warrant Certificate (attached as an exhibit to our current report on Form 8-K filed on December 2, 2013)
10.21	Form of subscription agreement with promissory note attached (attached as an exhibit to our current report on Form 8-K filed on February 18, 2014)
10.22	Form of subscription agreement with promissory note attached (attached as an exhibit to our current report on Form 8-K filed on April 4, 2014)
21.1	Subsidiary of Quint Media Inc.: Exley Media Inc., a Nevada corporation
31.1*	Certification of Constantin Dietrich Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Constantin Dietrich Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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
Date: June 13, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Constantin Dietrich
Constantin Dietrich
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: June 13, 2014

/s/Joseph Carusone
Joseph Carusone
Vice President, Investor Relations and Director
Date: June 13, 2014

/s/ Joseph Arcuri
Joseph Arcuri
Director
Date: June 13, 2014