Form 10-Q
period 2014-05-31
QUINT MEDIA INC.
filed 2014-07-21
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2014

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
Yes [   ]      No [X]

i

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 62,883,000 shares of common stock are issued and outstanding as of July 17, 2014.

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Quint Media, Inc.
Balance Sheets
(Unaudited)

	May 31,	February 28,
	2014	2014
Assets

Current Assets
Cash and cash equivalents	$8,857	$12,957
Prepaid expenses	89	4,928
Total Current Assets	8,946	17,885

Website and website development cost, net of amortization of $17,440 and $0, respectively	313,920	331,360
Total Assets	322,866	$349,245

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$96,992	$106,046
Accounts payable and accrued liabilities, related party	305,339	304,588
Short-term notes payable	525,000	450,000
Liabilities from discontinued operations	109,449	109,449
Total Liabilities	1,036,780	970,083

Stockholders’ Equity (Deficit)

Common stock, 450,000,000 shares authorized, par value $0.0001, 62,883,000 and 62,883,000 shares issued and outstanding at May 31,2014 and February, 28, 2014, respectively	6,288	6,288
Additional paid-in capital	2,697,541	2,697,541
Accumulated deficit	(3,417,743)	(3,324,667)

Total Stockholders' Equity (Deficit)	(713,914)	(620,838)

Total Liabilities and Stockholders' Equity (Deficit)	$322,866	$349,245

The accompanying notes are an integral part of these unaudited financial statements.

Quint Media, Inc.
Statements of Operations
(Unaudited)

	For the
	Three Months Ended
	May 31,
	2014	2013

Net Revenues	$66	$-

Expenses
Website amortization	17,440	-
Professional fees	34,938	43,812
General and administrative	31,947	26,336

Total Expenses	84,325	70,148

Other Expenses
Interest expense	8,817	9,019

Net Loss From Continuing Operations	(93,076)	(79,167)

Income (Loss) From Discontinued Operations	-	(1,977)

Net Loss	$(93,076)	$(81,144)

Basic and diluted loss per common share from continuing operations	$(0.00)	$(0.00)

Basic and diluted income (loss) per common share from discontinued operations	$-	$(0.00)

Basic and diluted income (loss) per common share	$(0.00)	$(0.00)

Weighted average number of common shares	62,883,000	62,508,000

The accompanying notes are an integral part of these unaudited financial statements.

Quint Media, Inc.
Statements of Cash Flows
(Unaudited)

	For the
	Three Months Ended
	May 31,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(93,076)	$(81,144)
Items to reconcile net loss to net cash used in operating activities:
Amortization	17,440	-
Decrease in prepaid expenses and deposits	4,839	8,379
Increase in accounts payable and accrued liabilities, related party	751	-
Decrease in accounts payable and accrued liabilities	(9,054)	(15,282)
Net cash used in continuing operations	(79,100)	(88,047)
Net cash provided by (used in) discontinued operations	-	50,556
Net cash used in operating activities	(79,100)	(37,491)

Cash Flows From Investing Activities 3
Acquisition of SlickX (Exley.com)	-	(50,000)
Capitalized website and website development costs	-	(25,000)
Net cash used in continuing investing activities	-	(75,000)
Net cash provided (used) in discontinued investing activities	-	-
Net cash provided by (used in) investing activities	-	(75,000)

Cash Flows From Financing Activities
Principal payments on promissory notes	-	(200,000)
Proceeds from issuance of promissory notes	75,000	-
Cash provided by financing activities	75,000	(200,000)

Increase (decrease) in cash and cash equivalents	(4,100)	(312,491)
Cash and cash equivalents, beginning of period	12,957	512,484
Cash and cash equivalents, end of period	$8,857	$199,993

The accompanying notes are an integral part of these unaudited financial statements.

Quint Media, Inc.
Notes to the Unaudited Financial Statements

1.	Nature of Operations, Continuance of Business, and Basis of Presentation

The accompanying unaudited condensed financial statements of Quint Media, Inc. (the “Company” or “Quint”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of Quint, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three month periods and for the period from the date of inception have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we” , “us” or “our” mean Quint Media, Inc. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended February 28, 2014.

During the quarter ended May 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

Quint transitioned the Company into the digital media business, which encompasses social discovery aspects of the internet, primarily through an engagement website with mobile and tablet applications. Quint capitalizes costs of licenses for the use of Internet domain names or Universal Resource Locators, website development costs, other information technology licenses and marketing and technology related intangibles. All such assets are capitalized at their original cost and upon substantial completion, amortized over their estimated useful.

2.	Going Concern

Quint’s financial statements as of May 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Quint has a net loss of $93,076 for the three month period ended May 31, 2014 and a cumulative deficit of $3,417,743 at May 31, 2014. The losses from operations of Quint raise substantial doubt about Quint’s ability to continue as a going concern.

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

As of May 31, 2014, Quint was in the process of transitioning to its new operating business and expects to incur operating losses for the next twelve months as it moves forward. This new operating business encompasses entrance into the social discovery aspects of the internet; primarily development of an engagement website with mobile and tablet application.

3.	Related Party Transactions

On May 29, 2013 the Company entered into a consulting agreement with Flawsome, whereby Flawsome agreed to provide certain services, including general management, product management, requirements engineering, quality management, project management, design creation, development team lead, deployment management, content management, reporting services, web development, mobile development, basic content creation, server hosting and monitoring and update services. The agreement expired December 31, 2013, but is continuing on a month-to-month basis. During the three months ended May 31, 2014 and 2013, respectively, the Company capitalized $0 and $298,800 in development costs contracted through Flawsome related to the “Exley.com” website and expensed $0 and $52,093 in website management expenses. As of May 31, 2014 and February 28, 2014, the Company owed $181,300 and $196,500 to Flawsome, respectively.

As of May 31, 2014 and February 28, 2014, respectively, the Company owed $15,000 and $30,000 for consulting services to a director and $93,842 and $70,500 to a Company whose shareholder is a director of the Company. Additionally, the Company owed $15,197 and $7,588 to an officer for expenses paid on behalf of the Company as of May 31, 2014 and February 28, 2014, respectively. The payables do not bear interest.

4.	Short-Term Notes Payable

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

Accrued interest on promissory notes payable totaled $85,147 and $76,330 at May 31, 2014 and February 28, 2014, respectively.

5.	Discontinued Operations

During the period ended February 28, 2014, the Company’s management elected to discontinue the operations of its pharmaceutical business, divest itself of the balance of its pharmaceutical assets and engage in the digital media business. As such, all assets, liabilities and expenses of the pharmaceutical business have been presented as discontinued operations in the consolidated financial statements. A summary of those assets and liabilities as of May 31, 2014 and February 28, 2014 and revenues and expenses as of May 31, 2014 and 2013 is as follows:

	May 31,	February 28,
	2014	2014
Assets from Discontinued Operations	$-	$-

Liabilities from Discontinued Operations
Accounts payable and accrued liabilities	$109,449	$109,449

	For the
	Three Months Ended
	May 31,
	2014	2013

Net Revenues	$-	$-

Expenses
Cost of goods sold	-	589
Consulting fees	-	1,388
Total Expenses	-	(1,977)

Net Loss From Discontinued Operations	$-	$(1,977)

6.	Subsequent Events

On July 15, 2014, the Company accepted a subscription from one non-US investor and issued a promissory note in the amount of $100,000. The promissory note is payable in full at maturity on March 31, 2015, and the principal amount or such portion thereof as shall remain outstanding from time to time accrues simple interest, calculated monthly, at a rate of 7% per annum commencing on the date of the promissory note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this quarterly report on Form 10-Q.

Liquidity and Capital Resources

Our financial condition at May 31, 2014 and February 28, 2014 for the respective items are summarized below. We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Capital Deficit

	May 31,	February 28,
	2014	2014
Current Assets	$8,946	$17,885
Current Liabilities	1,036,780	970,083
Working Capital Deficit	$(1,027,834)	$(952,198)

From February 28, 2014 to May 31, 2014, our working capital deficit increased by approximately $75,636, mainly due to the use of $79,100 in cash for operations on a net loss of $93,076, partially offset by proceeds of $75,000 from a short-term note.

Cash Flows

	May 31,	May 31,
	2014	2013
Cash used in operating activities	$(79,100)	$(37,491)
Cash used in investing activities	-	(75,000)
Cash provided by financing activities	75,000	(200,000)

Net decrease in cash and cash equivalents	$(4,100)	$(312,491)

Cash Used in Operating Activities

Our cash used in operating activities for the three months ended May 31, 2014, compared to our cash used in operating activities for the three months ended May 31, 2013, increased $41,609, mainly due to the ramp up of the digital media business.

Cash Used in Provided By Investing Activities

Our cash used by investing activities for the three months ended May 31, 2014 was $0, compared to $75,000 for the three months ended May 31, 2013 from the acquisition of SlickX (now Exley) assets and the capitalization of website development costs.

Cash Provided By Financing Activities

Our cash provided by financing activities for the three months ended May 31, 2014 was $75,000, compared to ($200,000) for the three months ended May 31, 2013, both a result of the issuance of short-term promissory notes.

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

Results of Operations

Operating Expenses

During the three months ended May 31, 2014, we incurred expenses totaling $84,325 compared with $70,148 for the three months ended May 31, 2013. The increase of $14,177 in operating expenses is attributable to an increase of $17,440 in amortization of capitalized website development costs.

Net Loss

During the three months ended May 31, 2014, we realized net loss from continuing operations of $93,076 compared with a net loss from continuing operations of $79,167 for the three months ended May 31, 2013. The $13,909 increase in net loss is mainly attributable to an increase of $17,440 in amortization of capitalized website development costs.

Going Concern

Our unaudited financial statements and information for the period ended May 31, 2014 have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated limited revenues to date and a net loss of $93,076 for the three months ended May 31, 2014 and a cumulative deficit of $3,417,743 at May 31, 2014. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

On May 31, 2014, we had cash and cash equivalents of $8,857. On July 15, 2014, we received proceeds of $100,000 from the issuance of a promissory note bearing interest at 7% per annum and due March 31, 2015. Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for more than 12 months. If we are unable to raise additional capital in the near future, we expect that we will need to curtail operations, liquidate any assets that we might own, seek additional capital on less favorable terms and/or pursue other remedial measures. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, as amended, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our principal executive and financial officer concluded that, as of May 31, 2014, our disclosure controls and procedures were not effective.

The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses which we identified in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex accounting and financial reporting issues, and (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems. Until such time as we expand our staff to include additional accounting personnel and hire a full time chief financial officer, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during our last fiscal quarter ended May 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting,

PART II – OTHER INFORMATION

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

During the three month period ended May 31, 2014, we generated net loss of $93,076. From inception through May 31, 2014, we incurred an aggregate loss of $3,417,743. We anticipate that we will continue to generate losses and will require additional funding to remain in business. On May 31, 2014, we had cash and cash equivalents of $8,857. In order to fund our anticipated budget for the next 12 months, excluding any development or product acquisition costs, we believe that we will need to raise in excess of $1,260,000. This amount could increase if we encounter difficulties that we cannot anticipate at this time. We have traditionally raised our operating capital from the sale of equity securities and the placement of notes payable, but there can be no assurance that we will continue to be able to do so.

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

At August 31, 2013, we entered into amendments to two previously amended unsecured promissory notes with outstanding principal amounts of $50,000 and $250,000 and originally dated June 15, 2009 and May 2, 2011, respectively. The unsecured promissory notes were due December 31, 2012 and accrued interest at a rate of 12% per annum. Effective September 1, 2013, the maturity date of the notes was extended until June 30, 2014 and the interest rate on the outstanding principal balance has been deceased from twelve percent per annum to seven percent per annum. All other terms of the promissory note remain the same. On September 24, 2013, we received proceeds of $100,000 from the issuance of an unsecured promissory note bearing interest at 7% per annum and due June 30, 2014. On February 13, 2014, we received proceeds of $50,000 from the issuance of a promissory note bearing interest at 7% per annum and due February 28, 2015. On March 31, 2014, we received proceeds of $75,000 from the issuance of a promissory note bearing interest at 7% per annum and due March 31, 2015. On July 15, 2014, we received proceeds of $100,000 from the issuance of a promissory note bearing interest at 7% per annum and due March 31, 2015. Our substantial indebtedness and other current financial obligations and any that we may become a party to in the future could:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At August 31, 2013, we entered into amendments to two previously amended unsecured promissory notes with outstanding principal amounts of $50,000 and $250,000 and originally dated June 15, 2009 and May 2, 2011, respectively. The unsecured promissory notes were due December 31, 2012 and accrued interest at a rate of 12% per annum. Effective September 1, 2013, the maturity date of the notes was extended until June 30, 2014 and the interest rate on the outstanding principal balance has been deceased from twelve percent per annum to seven percent per annum. All other terms of the promissory note remain the same. On September 24, 2013, we received proceeds of $100,000 from the issuance of an unsecured promissory note bearing interest at 7% per annum and due June 30, 2014. We are currently in discussion to extend the maturity date of these promissory notes and amend other terms.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On July 15, 2014, we accepted a subscription from one non-US investor and issued a promissory note in the amount of $100,000. The promissory note is payable in full at maturity on March 31, 2015, and the principal amount or such portion thereof as shall remain outstanding from time to time accrues simple interest, calculated monthly, at a rate of 7% per annum commencing on the date of the promissory note.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K:

No.	Description
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form 10-SB filed on September 8, 2006)
3.2	Certificate of Change (attached as an exhibit to our current report on Form 8-K filed on September 15, 2008)
3.3	Articles of Merger (attached as an exhibit to our current report on Form 8-K filed on December 28, 2010)
3.4	Certificate of Change dated effective August 7, 2013 (attached as an exhibit to our current report on Form 8-K filed on August 8, 2013)
3.5	Articles of Merger dated effective August 7, 2013 (attached as an exhibit to our current report on Form 8-K filed on August 8, 2013)
3.6	Amended and Restated Bylaws (attached as an exhibit to our current report on Form 8-K filed on November 1, 2013)
10.1	Form of promissory note dated June 15, 2009 (attached as an exhibit to our quarterly report on Form 10-Q filed on June 16, 2009)
10.2	Form of Promissory Note dated July 26, 2010 (attached as an exhibit to our current report on Form 8-K filed on July 29, 2010)
10.3	Form of Promissory Note dated September 16, 2010 (attached as an exhibit to our current report on Form 8-K filed on September 28, 2010)
10.4	2011 Stock Option Plan (attached as an exhibit to our current report on Form 8-K filed on February 22, 2011)
10.5	Form of Promissory Note Amendment dated May 18, 2011 (attached as an exhibit to our current report on Form 8- K filed on May 18, 2011)
10.6	Form of Promissory Note Amendment dated May 23, 2011 (attached as an exhibit to our current report on Form 8- K filed on May 23, 2011)

No.	Description
10.7	Form of $50,000 Promissory Note Amendment dated April 19, 2012 (attached as an exhibit to our annual report on Form 10-K filed on May 18, 2012)
10.8	Form of $250,000 Promissory Note Amendment dated April 19, 2012 (attached as an exhibit to our annual report on Form 10-K filed on May 18, 2012)
10.9	Termination Agreement dated June 27, 2012 with Apricus Biosciences, Inc. (attached as an exhibit to our current report on Form 8-K filed on June 28, 2012)
10.10	Form of $200,000 Promissory Note Amendment dated July 25, 2012 (attached as an exhibit to our current report on Form 8-K filed on July 27, 2012)
10.11	Form of $50,000 Promissory Note Amendment dated July 25, 2012 (attached as an exhibit to our current report on Form 8-K filed on July 31, 2012)
10.12	Form of $250,000 Promissory Note Amendment dated July 25, 2012 (attached as an exhibit to our current report on Form 8-K filed on July 31, 2012)
10.13	Business Development/Advisory Services Agreement dated March 8, 2013 with Phys Pharma LLC (attached as an exhibit to our annual report on Form 10-K filed on June 28, 2013)
10.14

Web Site Asset Purchase Agreement dated May 17, 2013 between Lakefield Media Holding AG, Flawsome XLerator GmBH and Pediatrix Inc. (attached as an exhibit to our annual report on Form 10-K filed on June 28, 2013)

10.15	Consulting Agreement dated May 29, 2013 with Flawsome XLerator GmBH (attached as an exhibit to our annual report on Form 10-K filed on June 28, 2013)
10.16	Form of Private Placement Subscription Agreement including Form of Promissory Note (attached as an exhibit to our current report on Form 8-K filed on September 26, 2013)
10.17	Form of Promissory Note Amendment dated August 31, 2013 (attached as an exhibit to our current report on Form 8-K filed on September 26, 2013)
10.18	Form of Promissory Note Amendment dated August 31, 2013 (attached as an exhibit to our current report on Form 8-K filed on September 26, 2013)
10.19	Form of Private Placement Subscription Agreement (attached as an exhibit to our current report on Form 8-K filed on December 2, 2013)
10.20	Form of Warrant Certificate (attached as an exhibit to our current report on Form 8-K filed on December 2, 2013)
10.21	Form of subscription agreement with promissory note attached (attached as an exhibit to our current report on Form 8-K filed on February 18, 2014)
10.22	Form of subscription agreement with promissory note attached (attached as an exhibit to our current report on Form 8-K filed on April 4, 2014)
10.23*	Form of subscription agreement with promissory note attached
21.1	Subsidiary of Quint Media Inc.: Exley Media Inc., a Nevada corporation
31.1*	Certification of Constantin Dietrich Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Constantin Dietrich Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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
Date: July 21, 2014