Form 10-Q
period 2014-08-31
QUINT MEDIA INC.
filed 2014-10-14
CIK 1362703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2014

or

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
Yes [   ]      No [X]

i

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 62,883,000 shares of common stock are issued and outstanding as of October 14, 2014.

ii

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Quint Media, Inc.
Balance Sheets
(Unaudited)

	August 31,	February 28,
	2014	2014
Assets

Current Assets
Cash and cash equivalents	$38,555	$12,957
Prepaid expenses	4,475	4,928
Total Current Assets	43,030	17,885

Website and website development cost, net of amortization of $52,320 and $17,440, respectively	296,480	331,360
Total Assets	339,510	$349,245

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued liabilities	$104,399	$106,046
Accounts payable and accrued liabilities, related party	323,042	304,588
Short-term notes payable	625,000	450,000
Liabilities from discontinued operations	-	109,449
Total Liabilities	1,052,441	970,083

Stockholders’ Deficit

Common stock, 450,000,000 shares authorized, par value $0.0001, 62,883,000 and 62,883,000 shares issued and outstanding, respectively	6,288	6,288
Additional paid-in capital	2,697,541	2,697,541
Accumulated deficit	(3,416,760)	(3,324,667)

Total Stockholders' Deficit	(712,931)	(620,838)

Total Liabilities and Stockholders' Deficit	$339,510	$349,245

The accompanying notes are an integral part of these unaudited financial statements.

Quint Media, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended			For the Six Months Ended
	August 31,			August 31,
	2014	2013		2014	2013
Net revenues	$8	$-		$74	$-

Expenses
Professional fees	28,212	69,314		63,150	114,220
Website amortization	17,440	-		34,880	-
General and administrative	52,408	44,932		84,355	71,562

Total Expenses	98,060	114,246		182,385	185,782

Other Income (Expenses)
Interest Expense	(10,414)	(9,074)		(19,231)	(18,093)
Other income	-	567		-	567

Net Loss From Continuing
Operations	(108,466)	(122,753)		(201,542)	(203,308)

Income (Loss) From Discontinued Operations	109,449	(5,721)		109,449	(6,310)

Net Income (Loss)	$983	$(128,474)		$(92,093)	$(209,618)

Basic and diluted loss per common share from continuing operations	$(0.00)	$(0.00)		$(0.00)	$(0.00)
Basic and diluted income (loss) per common share from discontinued operations	$0.00	$(0.00)	$	(0.00)	$(0.00)
Basic and diluted income (loss) per common share	$0.00	$(0.00)		$(0.00)	$(0.00)
Weighted average number of common shares	62,883,000	62,508,000		62,883,000	62,508,000

The accompanying notes are an integral part of these unaudited financial statements.

Quint Media, Inc.
Statements of Cash Flows
(Unaudited)

	For the

	Six Months Ended

	August 31,
	2014	2013
Cash Flows From Operating Activities
Net loss	$(92,093)	$(209,618)
Items to reconcile net loss to net cash used in operating activities:
Website amortization	34,880	-
Decrease in prepaid expenses and deposits	453	1,489
Increase in accounts payable and accrued liabilities, related party	18,454	51,672
Decrease in accounts payable and accrued liabilities	(1,647)	(2,603)
Net cash used in continuing operations	(39,953)	(159,060)
Net cash provided by (used in) discontinued operations	(109,449)	53,590
Net cash used in operating activities	(149,402)	(105,470)

Cash Flows From Investing Activities
Acquisition of SlickX (Exley.com)	-	(50,000)
Capitalized website and website development costs	-	(100,600)
Net cash used in continuing investing activities	-	(150,600)
Net cash provided (used in) discontinued investing activities	-	-
Net cash provided by (used in) investing activities	-	(150,600)

Cash Flows From Financing Activities
Principal payments on promissory notes	-	(200,000)
Proceeds from issuance of promissory notes	175,000	-
Cash provided by financing activities	175,000	(200,000)

Increase (decrease) in cash and cash equivalents	25,598	(456,070)
Cash and cash equivalents, beginning of period	12,957	512,484
Cash and cash equivalents, end of period	$38,555	$56,414

The accompanying notes are an integral part of these unaudited financial statements.

Quint Media Inc.
Notes to the Unaudited Financial Statements

1.	Nature of Operations, Continuance of Business, and Basis of Presentation

The accompanying unaudited condensed financial statements of Quint Media Inc. (the “Company” or “Quint”) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, or the SEC, including the instructions to Form 10-Q and Regulation S-X. In the opinion of the management of Quint, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the six month periods and for the period from the date of inception have been made. Results for the interim periods presented are not necessarily indicative of the results that might be expected for the entire fiscal year. When used in these notes, the terms “Company”, “we” , “us” or “our” mean Quint Media Inc. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements for the year ended February 28, 2014.

During the period ended August 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage

Quint transitioned the Company into the digital media business, which encompasses social discovery aspects of the internet, primarily through an engagement website with mobile and tablet applications. Quint capitalizes costs of licenses for the use of Internet domain names or Universal Resource Locators, website development costs, other information technology licenses and marketing and technology related intangibles. All such assets are capitalized at their original cost and upon substantial completion, amortized over their estimated useful.

2.	Going Concern

Quint’s financial statements as of August 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Quint has a net loss from continuing operations of $92,093 for the six month period ended August 31, 2014 and a cumulative deficit of $3,416,760 at August 31, 2014. The losses from operations of Quint raise substantial doubt about Quint’s ability to continue as a going concern.

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

As of August 31, 2014, Quint was in the process of transitioning to its new operating business and expects to incur operating losses for the next twelve months as it moves forward. This new operating business encompasses entrance into the social discovery aspects of the internet; primarily development of an engagement website with mobile and tablet application.

3.	Related Party Transactions

On May 29, 2013 the Company entered into a consulting agreement with Flawsome, whereby Flawsome agreed to provide certain services, including general management, product management, requirements engineering, quality management, project management, design creation, development team lead, deployment management, content management, reporting services, web development, mobile development, basic content creation, server hosting and monitoring and update services. The agreement expired December 31, 2013, but is continuing on a month-to-month basis. During the six months ended August 31, 2014 and 2013, respectively, the Company capitalized $0 and $100,600 in development costs contracted through Flawsome related to the “Exley.com” website and expensed $10,780 and $0 in website management expenses. As of August 31, 2014 and February 28, 2014, the Company owed $182,280 and $196,500 to Flawsome, respectively.

As of August 31, 2014 and February 28, 2014, respectively, the Company owed $15,000 and $30,000 for consulting services to a director and $93,842 and $70,500 to a Company whose shareholder is a director of the Company. Additionally, the Company owed $31,920 and $7,588 to an officer for expenses paid on behalf of the Company as of August 31, 2014 and February 28, 2014, respectively. The payables do not bear interest.

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

Accrued interest on promissory notes payable totaled $95,561 and $76,330 at August 31, 2014 and February 28, 2014, respectively.

5.	Discontinued Operations

During the period ended February 28, 2014, the Company’s management elected to discontinue the operations of its pharmaceutical business, divest itself of the balance of its pharmaceutical assets and engage in the digital media business. As such, all assets, liabilities and expenses of the pharmaceutical business have been presented as discontinued operations in the consolidated financial statements. A summary of those assets and liabilities as of August 31, 2014 and February 28, 2014 and revenues and expenses for the six months ended August 31, 2014 and 2013 are as follows:

	August 31,	February 28,
	2014	2014
Assets from Discontinued Operations	$-	$-

Liabilities from Discontinued Operations
Accounts payable and accrued liabilities	$-	$109,449

	For the
	Six Months Ended
	August 31,
	2014	2013

Net Revenues	$-	$-

Expenses
Cost of goods sold	-	6,310
Consulting fees	-	-
Total Expenses	-	(6,310)

Other Income
Gain on extinguishment of product return liability	109,449	-

Net Income (Loss) From Discontinued Operations	$109,449	$(6,310)

Certain terms with prior customers allowed the return of product within a certain period of the product's expiration date. As such, upon shipment of product an estimate for returns was recorded. During the six months ended August 31, 2014, Company management deemed the remaining product return liabilities to be expired and no remaining liability exists. Accordingly, During the six months ended August 31, 2014, the Company recognized a gain of $109,449 from the extinguishment of product return liabilities.

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

Liquidity and Capital Resources

Our financial condition at August 31, 2014 and February 28, 2014 for the respective items are summarized below. We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Capital Deficit

	August 31,	February 28,
	2014	2014
Current Assets	$43,030	$17,885
Current Liabilities	1,052,441	970,083
Working Capital Deficit	$(1,009,411)	$(952,198)

From February 28, 2014 to August 31, 2014, our working capital deficit increased by approximately $57,213, mainly due to the issuance of $175,000 in short-term promissory notes, a net loss of $92,093 and use of $39,953 of cash in continuing operating activities during the six months ended August 31, 2014.

Cash Flows

	August 31,	August 31,
	2014	2013
Cash used in operating activities	$(149,402)	$(105,470)
Cash used in investing activities	-	(150,600)
Cash provided by (used in) financing activities	175,000	(200,000)

Net increase (decrease) in cash and cash equivalents	$25,598	$(456,070)

Cash Used in Operating Activities

Our cash used in operating activities for the six months ended August 31, 2014, compared to our cash used in operating activities for the six months ended August 31, 2013, increased $43,932, mainly due to the ramp up of the digital media business.

Cash Used in Provided By Investing Activities

Our cash used by investing activities for the six months ended August 31, 2014 was $0, compared to $150,600 for the six months ended August 31, 2013 from the acquisition of SlickX (now Exley) assets and the capitalization of website development costs.

Cash Provided By Financing Activities

Our cash provided by financing activities for the six months ended August 31, 2014 was $175,000 due to the issuance of two short-term promissory notes, compared to cash used in financing activities of $200,000 for the six months ended August 31, 2013 from the repayment of short-term promissory notes.

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

Results of Operations

Operating Expenses

During the three months ended August 31, 2014, we incurred operating expenses totaling $98,060 compared with $114,246 for the three months ended August 31, 2013. The decrease of $16,186 in operating expenses is mainly attributable to a decrease in professional fees of $41,102, partially offset by an increase of $7,476 in general and administrative expenses and an increase of $17,440 in amortization of capitalized website development costs.

During the six months ended August 31, 2014, we incurred operating expenses totaling $182,385 compared with $185,782 for the six months ended August 31, 2013. The decrease of $3,397 in operating expenses is attributable to decrease in professional fees of $51,070, partially offset by an increase of $12,793 in general and administrative expenses and an increase of $34,880 in amortization of capitalized website development costs.

Net Loss

During the three months ended August 31, 2014, we realized net loss from continuing operations of $108,466 compared with a net loss from continuing operations of $122,753 for the three months ended August 31, 2013. The $14,387 decrease in net loss is mainly attributable to a decrease of $16,186 in operating expenses as discussed above.

During the six months ended August 31, 2014, we realized net loss from continuing operations of $201,542 compared with a net loss from continuing operations of $203,308 for the six months ended August 31, 2013. The $1,766 decrease in net loss is mainly attributable to a decrease of $3,397 in operating expenses as discussed above.

Going Concern

Our unaudited financial statements and information for the period ended August 31, 2014 have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated limited revenues to date, a net loss of $92,093 for the six months ended August 31, 2014 and a cumulative deficit of $3,416,760 at August 31, 2014. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

On August 31, 2014, we had cash and cash equivalents of $38,555. Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for more than 12 months. If we are unable to raise additional capital in the near future, we expect that we will need to curtail operations, liquidate any assets that we might own, seek additional capital on less favorable terms and/or pursue other remedial measures. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, as amended, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our principal executive and financial officer concluded that, as of August 31, 2014, our disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during our last fiscal quarter ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting,

PART II – OTHER INFORMATION

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

During the six month period ended August 31, 2014, we generated net loss of $92,093. From inception through August 31, 2014, we incurred an aggregate loss of $3,416,760. We anticipate that we will continue to generate losses and will require additional funding to remain in business. On August 31, 2014, we had cash and cash equivalents of $38,555. In order to fund our anticipated budget for the next 12 months, excluding any development or product acquisition costs, we believe that we will need to raise in excess of $1,260,000. This amount could increase if we encounter difficulties that we cannot anticipate at this time. We have traditionally raised our operating capital from the sale of equity securities and the placement of notes payable, but there can be no assurance that we will continue to be able to do so.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our financial statements for the fiscal year ended February 28, 2014. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Quint user growth and engagement on mobile devices depend upon effective operation with mobile operating systems, networks, and standards that we do not control.

There is no guarantee that popular mobile devices will feature Quint. We are dependent on the interoperability of Quint with popular mobile operating systems that we do not control, such as Android and iOS, and any changes in such systems that degrade our products' functionality or give preferential treatment to competitive products could adversely affect Quint usage on mobile devices. Additionally, in order to deliver high quality mobile products, it is important that our products work well with a range of mobile technologies, systems, networks, and standards that we do not control. We may not be successful in developing relationships with key participants in the mobile industry or in developing products that operate effectively with these technologies, systems, networks, or standards. In the event that it is more difficult for our users to access and use Quint on their mobile devices, or if our users choose not to access or use Quint on their mobile devices or use mobile products that do not offer access to Quint, our user growth and user engagement could be harmed.

Risks Relating to the Social Media Business

We are a social media company in a highly competitive field with high investment costs and high risks.

We are a social media company. We must achieve a certain level of users to our website, Exley.com, before it can be monetized and produce revenue for us. We will have to raise substantial additional capital to drive users to our website in order to eventually generate revenues and reach profitability. We will be dependent upon selling advertisements and finding other ways to monetize our users by selling add-on services. For a social application or site to be able to sell advertisements, it must first attract a sufficient number of users to gain the interest of advertisers in buying ads and offering products on the site or the application. It will take time, management effort and capital to attract users to our website. There can be no assurance that a significant number of users will come to the website, creating additional uncertainty as to the potential success of our website. The website may not continue to work as we plan and even if it does, there can be no assurance that an economically viable level of users will come, that advertisers will want to advertise or that we can monetize it. Therefore, it will be costly to maintain the application and market it to attract users and advertisers.

We are entering a very crowded social media marketplace where existing competitors have years of experience, are well-financed and have the name recognition to draw consumers, none of which we possess.

Our board of directors has determined that the future direction of our company will focus on development of the Exley website. This puts our business focus in a very competitive field dominated by several very large and well-financed companies such as Facebook, MySpace and Twitter. These companies have established an online presence and community that have become destinations in and of themselves and it will be difficult to make inroads into this space. We will be dependent on a developing a distinguishing feature in order to gain a foothold in the social media marketplace. However, all social media sites have similar features and it is likely that if any part of our offering becomes compelling, our competitors will adjust their offerings to be directly competitive with us. This creates substantial uncertainty as to our ability to survive in this space or to be able to attract enough users to be able to monetize our site to produce revenues.

The revenue models for our social media business require we first obtain a sufficient number of users of our website before we can sell advertisements or generate other revenue, and we could run out of cash before we are able to fully implement out revenue model.

We will be dependent on selling advertisements and finding other ways to monetize our users by selling add-on services. For a social media site to be able to sell advertisements, they first must attract a sufficient number of users to gain the interest of advertisers in buying ads on the sites. It will take time and money to bring users to our site and there is no assurance any users will come. It is possible that the Company will run out of capital to continue operations before we are able to attract users and sell advertising on our website. If we cannot obtain additional funding, we may be required to: (i) limit our expansion; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures. Such reductions could materially adversely affect our business and our ability to compete.

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

We cannot make any assurances that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms that we will use to protect user data. If any such compromise of our security were to occur, it could harm our reputation, business, prospects, financial condition and results of operations. A party who is able to circumvent our security measures could misappropriate information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. We cannot assure you that our security measures will prevent security breaches or that failure to prevent such security breaches will not harm our business, prospects, financial condition and results of operations.

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

Other than certain unregistered trademarks, we do not have any intellectual property protection on the features and software behind our Exley website. We are planning to develop our website and intend to protect its contents by registering for appropriate copyright and trademark protection where our management deems such registration necessary or beneficial, but there is no assurance that we will be able to obtain such protection. We have not conducted any independent searches or other inquiries into patents or other intellectual property which may be owned by others and which may constrain our business plan, nor have we received independent opinions of counsel on such matters.

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

We will face potential liability for negligence, copyright infringement, patent infringement, trademark infringement, defamation, and/or other claims based on the nature and content of the materials our users’ posts. Various claims have been brought, and sometimes successfully prosecuted, against Internet content distributors. We could be exposed to liability with respect to the unauthorized duplication of content or unauthorized use of other parties’ proprietary technology. Any imposition of liability that is not covered by insurance, or is in excess of insurance coverage, could materially adversely affect our financial condition and results of operations. Any claim of infringement, with or without merit, could be time consuming, result in costly litigation or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us, or at all. As a result, any such claim of infringement against us could have a material adverse effect upon our business, financial condition, results of operations and cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At August 31, 2013, we entered into amendments to two previously amended unsecured promissory notes with outstanding principal amounts of $50,000 and $250,000 and originally dated June 15, 2009 and May 2, 2011, respectively. The unsecured promissory notes were due December 31, 2012 and accrued interest at a rate of 12% per annum. Effective September 1, 2013, the maturity date of the notes was extended until June 30, 2014 and the interest rates on the outstanding principal balances were decreased from twelve percent per annum to seven percent per annum. All other terms of the promissory notes remained the same.

On September 24, 2013, we received proceeds of $100,000 from the issuance of an unsecured promissory note bearing interest at 7% per annum and due June 30, 2014.

At this time, we are in default on $300,000 in principal and $90,307 in accrued interest on these notes. We are currently in discussions to extend the maturity date of these promissory notes and amend other terms.

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
Date: October 14, 2014