Form 10-Q
period 2014-11-30
QUINT MEDIA INC.
filed 2015-04-21
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 000-52218

QUINT MEDIA INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-2590810
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

330 Clematis Street, Suite 217, West Palm Beach, Florida	33401
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (561) 514-0936

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 409,202,970 shares as of April 20, 2015.

QUINT MEDIA INC.

2

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINT MEDIA INC.

BALANCE SHEETS

	November 30, 2014	February 28, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$16,946	$12,957
Prepaid expenses and other current assets	97	4,928

Total Current Assets	17,043	17,885

OTHER ASSETS:
Website and website development cost, net	-	331,360

Total Other Assets	-	331,360

TOTAL ASSETS	$17,043	$349,245

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Short-term notes payable	$625,000	$450,000
Accounts payable and accrued liabilities	127,178	106,046
Accounts payable and accrued liabilities, related party	324,375	304,588
Liabilities from discontinued operations	-	109,449

Total Current Liabilities	1,076,553	970,083

STOCKHOLDERS’ DEFICIT:
Common stock: $.0001 par value, 450,000,000 shares authorized; 62,883,000 and 62,883,000 issued and outstanding at November 30, 2014 and February 28, 2014, respectively	6,288	6,288
Additional paid-in capital	2,697,541	2,697,541
Accumulated deficit	(3,763,339)	(3,324,667)

Total Stockholders’ Deficit	(1,059,510)	(620,838)

Total Liabilities and Stockholders’ Deficit	$17,043	$349,245

See accompanying notes to unaudited financial statements.

QUINT MEDIA INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	November 30,		November 30,
	2014	2013	2014	2013

Total Revenues	$-	$-	$74	$-

OPERATING EXPENSES:
Professional fees	10,393	83,528	73,543	197,748
Website amortization	17,440	-	52,320	-
Consulting fees - related party	2,090	-	12,870	-
General and administrative expenses	26,709	79,137	100,284	150,699
Impairment loss	279,040	-	279,040	-

Total Operating Expenses	335,672	162,665	518,057	348,447

LOSS FROM OPERATIONS	(335,672)	(162,665)	(517,983)	(348,447)

OTHER INCOME (EXPENSES):
Interest expenses	(10,907)	(6,575)	(30,138)	(24,668)
Other income, net	-	55	-	622

Total Other Income/(Expense)	(10,907)	(6,520)	(30,138)	(24,046)

LOSS FROM CONTINUING OPERATIONS	(346,579)	(169,185)	(548,121)	(372,493)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	2,388	109,449	(3,922)

NET LOSS	$(346,579)	$(166,797)	$(438,672)	$(376,415)

NET LOSS PER COMMON SHARE:
Loss from continuing operations - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Loss from discontinued operations - basic and diluted	0.00	0.00	0.00	(0.00)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	62,883,000	62,528,604	62,883,000	62,514,818

See accompanying notes to unaudited financial statements.

F-2

QUINT MEDIA INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED NOVEMBER 30, 2014

(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	# of Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, February 28, 2014	62,883,000	$6,288	$2,697,541	$(3,324,667)	$(620,838)

Net loss	-	-	-	(438,672)	(438,672)

Balance, November 30, 2014	62,883,000	$6,288	$2,697,541	$(3,763,339)	$(1,059,510)

See accompanying notes to financial statements.

QUINT MEDIA INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	November 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(438,672)	$(376,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	52,320	-
Impairment loss	279,040	-
Gain from reversal of reserve for returns - discontinued operations	(109,449)	-
Change in operating assets and liabilities:
Prepaid expenses and other assets	4,831	17,955
Accounts payable and accrued liabilities	21,132	207,006
Accounts payable and accrued liabilities - related party	19,787	22,780

Net cash used in continuing operations	(171,011)	(128,674)

Net cash provided by discontinued operations	-	52,442

NET CASH USED IN OPERATING ACTIVITIES	(171,011)	(76,232)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of SlickX and Flawsome	-	(50,000)
Capitalized website and website development costs	-	(298,800)

NET CASH USED IN INVESTING ACTIVITIES	-	(348,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory notes	175,000	100,000
Principal payments of promissory notes	-	(200,000)
Proceeds from issuance of common stock	-	75,000

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	175,000	(25,000)

NET INCREASE (DECREASE) IN CASH	3,989	(450,032)

CASH, beginning of year	12,957	512,484

CASH, end of period	$16,946	$62,452

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to unaudited financial statements.

QUINT MEDIA INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2014

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Quint Media Inc. (formerly PediatRx Inc.) (the “Company”, “Quint”, “we” , “us” or “our”) was incorporated under the laws of the State of Nevada on March 18, 2005. From the date of its acquisition of Granisol® (granisetron #C1) oral solution, on July 23, 2010, until early fiscal year 2014, Quint engaged in the pharmaceutical business. During the fiscal year ending February 28, 2014, Quint decided to divest itself of the balance of its pharmaceutical assets and engage in the digital media and entertainment business, which encompasses social discovery aspects of the internet, primarily through an engagement website with mobile and tablet applications.

Effective August 7, 2013, Quint affected a three-for-one forward stock split of our authorized, and issued and outstanding shares of common stock. Authorized common stock increased from 150,000,000 shares of common stock to 450,000,000 shares of common stock, and issued and outstanding capital increased from 20,836,000 shares of common stock to 62,508,000 shares of common stock. All share and per share data in the accompanying unaudited financial statements have been retroactively restated to reflect the effect of the forward split.

NOTE 2 - BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation of interim financial statements

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed financial statements for Quint Media Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements These unaudited condensed financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the years ended February 28, 2014 and 2013 included in the Company’s Form 10-K.

Going concern

These unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company had a loss from continuing operations of $548,121 and $372,493 for the nine months ended November 30, 2014 and 2013, respectively, and net cash used in operations of $171,011 and $128,674 for the nine months ended November 30, 2014 and 2013, respectively. Additionally, the Company had an accumulated deficit, a stockholders’ deficit and a working capital deficit of $3,763,339, $1,059,510 and $1,059,510, respectively, at November 30, 2014, and minimal revenue for the nine months ended November 30, 2014. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending February 28, 2015.

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

As of November 30, 2014, the Company was in the process of transitioning to its new operating business and expects to incur operating losses for the next twelve months as it moves forward. This new operating business encompasses entrance into the social discovery aspects of the internet; primarily development of an engagement website with mobile and tablet application. The Company may also seek merger or acquisition candidates.

QUINT MEDIA INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2014

(Unaudited)

NOTE 2 - BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of the unaudited condensed financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the nine months ended November 30, 2014 and 2013 include the valuation of deferred tax assets and assumptions used in assessing impairment of long-term assets.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. For all revenue sources discussed below, in accordance ASC 605-45 “Principal Agent Considerations”, the Company recognizes revenue net of amounts retained by third party entities. The Company recognizes revenues from the placement of banner ads on its websites upon placement of the banner and when collection is reasonably assured.

Recent accounting pronouncements

The Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

NOTE 3 - WEBSITE AND WEBSITE DEVELOPMENT COSTS

Websites acquired and website development costs were being amortized on a straight-line method over the estimated useful life of 5 years. In November 2014, the Company assessed its long-lived assets for any impairment and concluded that there were indicators of impairment as of November 30, 2014 and the Company calculated that the estimated undiscounted cash flows were less than the carrying amount of the intangible asset. Based on the Company’s analysis, the Company recognized an impairment loss of $279,040 for the three and nine months ended November 30, 2014 which reduced the value of intangible assets acquired to $0. The Company did not record any impairment charge during the 2013 period. For the three and nine months ended November 30, 2014, amortization expense related to these costs amounted to $17,440 and $52,320, respectively.

NOTE 4 - SHORT-TERM NOTES PAYABLE

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

QUINT MEDIA INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2014

(Unaudited)

NOTE 4 - SHORT-TERM NOTES PAYABLE (continued)

Accrued interest on promissory notes payable totaled $106,469 and $76,330 at November 30, 2014 and February 28, 2014, respectively, and is included in accounts payable and accrued liabilities on the accompanying balance sheets.

At November 30, 2014 and February 28, 2014, short-term notes payables consisted of the following:

	November 30, 2014	February 28, 2014
	(Unaudited)
Issued on June 15, 2009, this unsecured promissory note, originally bearing interest at five percent (5%) per annum on the principal balance of $50,000, was originally due on June 15, 2011. Effective May 18, 2011 this promissory note was amended whereby the maturity date of the note was extended until February 28, 2013. The promissory note became past due on February 28, 2013 and the principal amount or such portion thereof as shall remain outstanding from time to time accrued simple interest, calculated monthly in arrears, at a rate of 12% per annum commencing on the date of the promissory note and payable at maturity. Effective September 1, 2013, this promissory note was again amended whereby the maturity date of the note was extended until June 30, 2014 and the interest rate was reduced to 7%. In default as of November 30, 2014.	$50,000	$50,000

Issued on May 6, 2011, this unsecured promissory note, originally bearing interest at five percent (5%) per annum on the principal balance of $250,000, was originally due on February 28, 2013. The promissory note became past due on February 28, 2013 and the principal amount or such portion thereof as shall remain outstanding from time to time accrued simple interest, calculated monthly in arrears, at a rate of 12% per annum commencing on the date of the promissory note and payable at maturity. Effective September 1, 2013, this promissory note was again amended whereby the maturity date of the note was extended until June 30, 2014 and the interest rate was reduced to 7%. In default as of November 30, 2014.	250,000	250,000

Issued on September 24, 2013, this unsecured promissory note, bears interest at seven percent (7%) per annum on the principal balance of $100,000 and is due on June 30, 2014. In default as of November 30, 2014.	100,000	100,000

Issued on February 13, 2014, this unsecured promissory note, bears interest at seven percent (7%) per annum on the principal balance of $50,000 and is due on February 13, 2015.	50,000	50,000

Issued on March 31, 2014, this unsecured promissory note, bears interest at seven percent (7%) per annum on the principal balance of $75,000 and is due on March 31, 2015.	75,000	-

Issued on July 15, 2014, this unsecured promissory note, bears interest at seven percent (7%) per annum on the principal balance of $100,000 and is due on March 31, 2015.	100,000	-

Total Short-term Notes Payable	$625,000	$450,000

In March 2015, all short-term notes were settled by the issuance the Company’s common stock (See Note 7 – Subsequent Events).

QUINT MEDIA INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2014

(Unaudited)

NOTE 5 - RELATED PARTY TRANSACTIONS

On May 17, 2013, the Company entered into a definitive Web Site Asset Purchase Agreement (the “Agreement”) with Lakefield Media Holding AG and its wholly-owned subsidiary, Flawsome XLerator GmbH (“Flawsome”). Constantin Dietrich, our current president and director of our company, is the founder and Chief Executive Officer of Lakefield Media Holding AG, which wholly-owns Flawsome. Pursuant to the Agreement, the Company acquired the internet domain name “Slickx.com”, the website and related software, intellectual property rights, accounts, contracts, goodwill and infrastructure for $50,000. This transaction was completed on May 21, 2013.

On May 29, 2013 the Company entered into a consulting agreement with Flawsome, whereby Flawsome agreed to provide certain services, including general management, product management, requirements engineering, quality management, project management, design creation, development team lead, deployment management, content management, reporting services, web development, mobile development, basic content creation, server hosting and monitoring and update services. The agreement expired December 31, 2013, but is continuing on a month-to-month basis. During the nine months ended November 30, 2014 and 2013, respectively, the Company capitalized $0 and $298,800 in web development costs contracted through Flawsome related to the “Exley.com” website and expensed $12,870 and $0 in website management expenses. As of November 30, 2014 and February 28, 2014, the Company owed $182,900 and $196,500 to Flawsome, respectively.

As of November 30, 2014 and February 28, 2014, respectively, the Company owed $15,000 and $30,000 for consulting services to a director and $94,555 and $70,500 to a Company whose shareholder is a director of the Company. Additionally, the Company owed $31,920 and $7,588 to an officer for expenses paid on behalf of the Company as of November 30, 2014 and February 28, 2014, respectively. The payables do not bear interest.

NOTE 6 - DISCONTINUED OPERATIONS

During the period ended February 28, 2014, the Company’s management elected to discontinue the operations of its pharmaceutical business, divest itself of the balance of its pharmaceutical assets and engage in the digital media and entertainment business. As such, all assets, liabilities and expenses of the pharmaceutical business have been presented as discontinued operations in the financial statements. A summary of those assets and liabilities as of November 30, 2014 and February 28, 2014 and revenues and expenses for the nine months ended November 30, 2014 and 2013 are as follows:

	November 30, 2014	February 28, 2014
Assets from Discontinued Operations	$-	$-

Liabilities from Discontinued Operations:
Accounts payable and accrued liabilities	$-	$109,449

	For the Nine Months Ended
	November 30,
	2014	2013
Net Revenues	$-	$-

Expenses
Cost of goods sold	-	6,310
Total Expenses	-	(6,310)

Other Income
Gain on expiration of product return liability	109,449	-

Net Income (Loss) From Discontinued Operations	$109,449	$(6,310)

QUINT MEDIA INC.

CONDENSED NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2014

(Unaudited)

NOTE 6 - DISCONTINUED OPERATIONS (continued)

Certain terms with prior customers allowed the return of product within a certain period of the product’s expiration date. As such, upon shipment of product an estimate for returns was recorded. During the nine months ended November 30, 2014, the Company’s management deemed the remaining product return liabilities to be expired and no remaining liability exists. Accordingly, during the nine months ended November 30, 2014, the Company recognized a gain of $109,449 from the expiration of product return liabilities.

NOTE 7 - SUBSEQUENT EVENTS

On March 10, 2015, the Company entered into a debt settlement agreement (the “Debt Settlement Agreement”) with Leone Group, LLC (“Leone”), American Capital Ventures, Inc. (“ACV”), Georgia Georgopoulos, Catherine Cozias and Trels Investments, Ltd. (“Trels” and collectively with Leone, ACV, Ms. Georgopoulos and Ms. Cozias, the “Holders”). Pursuant to the Debt Settlement Agreement, the Company and the Holders agreed to settle all of the outstanding debt owed under certain promissory notes and accounts payable, to Leone, ACV, Ms. Georgopoulos, Ms. Cozias and Trels, and the Holders agreed to convert their respective portions of the debt into shares of restricted common stock of the Company at $0.003 per share. The Company agreed to issue an aggregate of 346,319,970 shares of common stock in settlement of outstanding short-term notes payable with aggregate principal amounts of $625,000, accrued interest payable of $118,205 and accounts payable – related parties of $295,754, as follows:

a.	142,193,090 shares to Leone, in settlement of $234,375 in principal and $44,327 of accrued and unpaid interest pursuant to certain promissory notes, and $147,877 of accounts payable by the Company;

b.	142,193,090 shares to ACV in settlement of $234,375 in principal and $44,327 of accrued and unpaid interest pursuant to a promissory note, and $147,877 of accounts payable by the Company;

c.	21,225,001 shares to Ms. Georgopoulos, in settlement of $53,548 in principal and $10,127 of accrued and unpaid interest pursuant to a promissory note;

d.	21,225,001 shares to Ms. Cozias, in settlement of $53,548 in principal and $10,127 of accrued and unpaid interest pursuant to a promissory note; and

e.	19,483,788 shares to Trels, in settlement of $49,154 in principal and $9,297 of accrued and unpaid interest pursuant to a promissory note.

Pursuant to the terms of the Debt Settlement Agreement, at any time before the Company’s entrance into a definitive agreement for the effectuation of a merger or acquisition that results in a change of control of the Company, the Holders shall have a first right of refusal, subject to the terms of the Debt Settlement Agreement, to participate in any future financing sought by the Company, on a pro rata basis, with the maximum funding amount of each future financing for each respective party being in proportion to that respective party’s total ownership percentage of the Company at that time, which shall only be triggered after a total of $50,000 in the aggregate in funding is obtained by the Company subsequent to the effective date of the Debt Settlement Agreement.

If the Company, at any time before the Company’s entrance into a definitive agreement for the effectuation of a merger or acquisition that results in a change of control of the Company, issues common stock at a price per share below $0.003 (the “Settlement Price”), or issues a security convertible at a conversion price per share below the Settlement Price, taking into account any applicable adjustments for a consolidation, recapitalization or reorganization of the Company (the “Lower Issuance Price”), the Holders shall have the right to receive additional shares of the Company’s common stock, without additional payment, such that the effective Settlement Price pursuant to the Debt Settlement Agreement would be equal to the Lower Issuance Price.

The Company is currently evaluating the nature and fair value of the transaction in order to quantify any loss on debt settlement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended February 28, 2014, as filed with the SEC on June 13, 2014.

We caution that these factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.

Overview

We are a digital and social media and entertainment company founded to connect people with content relating to their passions and interests, and with each other. As a key component of our cross-platform implementation, we are pioneering a mobile-native philosophy to transform the way the public consumes news and information. This philosophy is supported by both proprietary technology and a team of international experts that are enabling content creation and consumption specifically for any smartphone or tablet device. In doing so, we believe we offer substantial value to businesses, brands and advertisers. This value will be facilitated by leveraging user data to offer specific targeted advertising and by integrating online marketing such as native and programmatic advertising, including real-time bidding. With real-time bidding, the value of an advertisement is determined in real-time based on the demographic of the user who will see the advertisement and the outcome of an auction, which selects the winning advertiser.

The concept of our network is being engineered with a powerful digital ecosystem at its core. In addition to matching each user with content that is customized to that user’s interests, this center of activities processes and organizes all of the information and user data across our entire digital and social network. Feature-rich applications for iPhone, Android and Blackberry will allow users to follow the stories that matter most to them and receive up-to-the-second updates on those stories as they evolve over time. In doing so, they have important facts, statistics, quotes and multimedia without fluff, and remain updated without re-reading old information.

We strive to become an industry leader through innovation. For example, our ecosystem supports citizen journalism, a socially innovative feature that puts reporting into the public’s hands. Both efficient and interactive, it allows individuals to submit stories (scoops), photos and video of breaking news in any industry and monetize their own content. Bloggers and other individual authors can also partner with us by contributing sought-after content to its communities. In return, partners can generate both traffic and revenue.

We are initially focused on brands relating to lifestyle, entertainment and fashion, with plans to expand our ecosystem to include social networking. Our underlying technology can be applied to any type of content community, regardless of the industry vertical. It is enterprise-grade and infinitely scalable, providing an excellent opportunity to support acquisitions and expansion.

We believe our users are a ready audience for businesses and brands seeking to promote their products and services. By incorporating a secure business intelligence data collection strategy across our ecosystem, we can leverage our valuable user data as a saleable commodity. The power of data analytics coupled with real-time access will help marketers effectively reach their target audiences.

Our Business

Exley

In 2013, we acquired the internet domain name “Slickx.com,” the website and related software, intellectual property rights, accounts, contracts, goodwill and infrastructure from Lakefield Media Holding AG (“Lakefield”) for $50,000. The platform was subsequently developed further and rebranded “Exley” (getexley.com). Constantin Dietrich, our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, and a member of our board of directors, is the founder and Chief Executive Officer of Lakefield.

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

Revenue Model

We plan to generate revenue from advertisements and subscriptions.

Advertisements. One of the major benefits of advertising on a social media site is that advertisers can take advantage of the users’ demographic information and target their ads appropriately. We may sell advertisement space to companies that may be interested in targeting our subscribers. We anticipate that interested advertisers will include premium brand advertisers as well as local and regional advertisers who are looking for innovative new and exciting formats to carefully target the consumer to create an experience that benefits consumers and advertisers. The focus will be to offer content with targeted advertising that reaches the right audience with the right content and the right advertising.

Subscriptions. As the service matures, we may offer paid subscription services that enhance and augment the user experience. Further, there may be a cost for the consumer to download the application.

Competition

We expect that we will face substantial competition from dominant digital media and entertainment companies and websites such as gawker.com and Mode Media’s glam.com, as well as Facebook application providers in the social media space such as Pinterest. We believe that users often utilize multiple digital and social media and entertainment websites or applications, and the use of one of these website or application is not necessarily to the exclusion of others.

Achieving a critical mass of users or subscribers is crucial for digital and social websites and applications. Even though we seek to offer products and services that are unique in the industry, superior in quality, and more appealing than those of our competitors, we will need to establish a solid initial user base and critical mass.

Although we believe that we have access to the tools and certain inherent efficiencies to attract the initial user base, we need to do that at a lower cost per visitor than certain of our traditional online competitors in order to become successful. We also believe that the industry offers substantial room for growth as social networking application platforms and mobile platforms continue to expand and as the Internet especially mobile continues to become the primary source to engage with social media activities and consume, create and share news, events and other lifestyle-related content.

Marketing and Sales Strategy

The use of the Internet is continuing to evolve as a global platform for doing business. We anticipate that initially, our major focus will be to enhance the getexley.com website and the cultivation of our user base. We anticipate using various online marketing methods such as Facebook’s viral channels, online marketing programs and other advertising and marketing programs in order to drive traffic to our own website. We plan to take advantage of a well balanced mix of online and offline marketing strategies.

Our primary target market is focused on Internet users who already participate in social media websites. We, therefore, plan to take advantage of various well-established online marketing programs and make them an integral part of our long-term strategy. Our marketing campaigns will monitor daily statistics and track information such as interests, favorite topics and most read stories in order to quickly get synchronized with our Internet audience.

We plan to participate in other marketing activities that will also aim to raise awareness of the EXLEY brand and attract users by promoting the unique content and quality of our product and services. We plan to primarily advertise through Internet and mobile advertising and will have to run extensive user acquisition campaigns at any given time, targeting various classifications of users.

We plan to use media buying and in-house tools to effectively and efficiently track, measure and optimize the success of our advertising campaigns. We plan to initiate a marketing strategy with a focus on campaigns that we believe will produce a positive return on ad-spend in the medium- to long-term.

Online Advertising

The majority of our advertising and promotional activities will be concentrated on online advertising campaigns and search engine marketing (“SEM”). SEM is a form of internet marketing that involves the promotion of websites by increasing their visibility in search engine results pages like Google or Bing through optimization and advertising. SEM may use search engine optimization (“SEO”) that adjusts or rewrites website content to achieve a higher ranking in search engine results pages or use pay per click listings. SEO is a technique which helps search engines find and rank a website or –page higher than others by affecting their visibility in a search engine’s “natural” or un-paid (“organic”) search results. Its objective is getting traffic from the “free,” “organic,” “editorial” or “natural” listings on search engines such as the major search engines Google, Yahoo and Bing that have such results. In general it is believed that a result (site) that appears earlier or higher and more frequently in the search results list on search engine results pages will get more visitors (traffic) from that search engine.

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

Optimizing Our Website

We plan to work with the website development contractor to optimize our website in terms of SEO. SEO may target various kinds of search, including name search, local or image search, video search or search for events and news. Based on the type of search, search engine results pages and other content such as videos or local listings are shown and ranked based on what the search engine considers most relevant to users. Payment is not involved, as it is with paid SEM search ads.

As part of our internet marketing strategy, we regard SEO to consider how search engines work, what users search for, the actual search terms or keywords typed into search engines and which search engines are preferred by their targeted audience. Thus, SEO may involve editing our website’s and pages’ content, HTML and associated coding to both increase its relevance to specific keywords and to remove barriers to the indexing activities of search engines. We therefore plan to work with the web site development contractor to develop a series of keywords or meta-tags for each of the pages of our web site. Meta-tags are keywords that are added to a web page to make it easier to find that specific web page through search engines, web browser software and other applications. The information is not intended to be seen by the casual Internet user. Search engines like Google and Yahoo are designed to seek out these keywords when someone is performing an Internet search for a specific topic.

Intellectual Property

We own one registered trademark for Granisol and an unregistered trade-mark “EXLEY.”

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

Recent Developments

On March 10, 2015, we entered into a debt settlement agreement (the “Debt Settlement Agreement”) with Leone Group, LLC (“Leone”), American Capital Ventures, Inc. (“ACV”), Georgia Georgopoulos, Catherine Cozias and Trels Investments, Ltd. (“Trels” and collectively with Leone, ACV, Ms. Georgopoulos and Ms. Cozias, the “Holders”). Pursuant to the Debt Settlement Agreement, the Company and the Holders agreed to settle all of the outstanding debt owed under certain promissory notes and accounts payable, to each of the Holders, and the Holders agreed to convert their respective portions of the debt into shares of restricted common stock of the Company. The Company agreed to issue an aggregate of 346,319,970 shares of common stock in settlement of approximately $1,039,359.89 of debt owed by the Company to the Holders. As a result of the issuance of shares pursuant to the Debt Settlement Agreement, Leone and ACV each hold approximately 37% of the Company’s common stock. As of March 10, 2015, we had a total of approximately 409,202,970 shares of common stock issued and outstanding.

On March 10, 2015, Joseph Carusone submitted his resignation as Vice President, Investor Relations, and a member of our Board of Directors. On November 13, 2014, Joseph Arcuri submitted his resignation as a member of our Board of Directors. There were no disagreements between us and Mr. Arcuri or Mr. Carusone as to our operations, policies (including accounting or financial policies), or practices.

Results of Operations

Revenues

During the three and nine months ended November 30, 2014, we generated revenue of $0 and $74, respectively. We did not generate revenue during the three and nine months ended November 30, 2013.

Operating Expenses

During the three months ended November 30, 2014, we incurred operating expenses totaling $335,672 compared with $162,665 for the three months ended November 30, 2013. The increase of $173,007 in operating expenses is mainly attributable to the recognition of an impairment loss of $279,040 for the three months ended November 30, 2014 which reduced the value of intangible assets acquired to $0, an increase of $17,440 in amortization of capitalized website development costs, and an increase in consulting fees – related party of $2,090 offset by a decrease in professional fees of $73,135 and a decrease of $52,428 in general and administrative expenses due to cost cutting measures.

During the nine months ended November 30, 2014, we incurred operating expenses totaling $518,057 compared with $348,447 for the nine months ended November 30, 2013. The increase of $169,610 in operating expenses is mainly attributable to an increase in impairment losses of $279,040 from the recognition of an impairment loss of $279,040 for the nine months ended November 30, 2014 which reduced the value of intangible assets acquired to $0, an increase of $52,320 in amortization of capitalized website development costs, and an increase in consulting fees – related party of $12,870 offset by a decrease in professional fees of $124,205 and a decrease of $50,415 in general and administrative expenses due to cost cutting measures.

Other Expenses

During the three and nine months ended November 30, 2014, we incurred interest expense of $10,907 and $30,138 as compared with $6,575 and $24,668 for the three and nine months ended November 30, 2013, respectively. The increase was due to an increase in short-term notes payable.

Loss from Operations

During the three months ended November 30, 2014, we realized a loss from continuing operations of $346,579 compared with a loss from continuing operations of $169,185 for the three months ended November 30, 2013. The $177,394 increase in loss from continuing operations is mainly attributable to an increase of $173,007 in operating expenses as discussed above.

During the nine months ended November 30, 2014, we realized a loss from continuing operations of $548,121 compared with a loss from continuing operations of $372,493 for the nine months ended November 30, 2013. The $175,628 increase in loss from continuing operations mainly attributable to an increase of $169,610 in operating expenses as discussed above.

Income (Loss) from Discontinued Operations

During the three and nine months ended November 30, 2014, we recorded a gain (loss) from discontinued operations of $0 and $109,449 as compared with $2,388 and $(3,922) for the three and nine months ended November 30, 2013, respectively. During the nine months ended November 30, 2014, we deemed the remaining product return liabilities to be expired and determined that no remaining liability exists. Accordingly, during the nine months ended November 30, 2014, we recognized a gain of $109,449 from the extinguishment of product return liabilities.

Net Loss

During the three months ended November 30, 2014, we realized a net loss of $346,579 or $(0.01) per common share as compared with a net loss of $166,797 or $(0.00) per common share for the three months ended November 30, 2013.

During the nine months ended November 30, 2014, we realized a net loss of $438,672 or $(0.01) per common share as compared with a net loss of $376,415 or $(0.01) per common share for the nine months ended November 30, 2013.

Liquidity and Capital Resources

Our financial condition at November 30, 2014 and February 28, 2014 for the respective items are summarized below. We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Capital Deficit

	November 30, 2014	February 28, 2014

Current Assets	$17,043	$17,885
Current Liabilities	1,076,553	970,083
Working Capital Deficit	$(1,059,510)	$(952,198)

From February 28, 2014 to November 30, 2014, our working capital deficit increased by approximately $107,300, mainly due to the issuance of $175,000 in short-term promissory notes offset be a net decrease in other liabilities of approximately $70,000 during the nine months ended November 30, 2014.

Cash Flows

	Nine Months Ended November 30, 2014	Nine Months Ended November 30, 2013
Cash used in operating activities	$(171,011)	$(76,232)
Cash used in investing activities	-	(348,800)
Cash provided by (used in) financing activities	175,000	(25,000)

Net increase (decrease) in cash and cash equivalents	$3,989	$(450,032)

Cash Used in Operating Activities

Our cash used in operating activities for the nine months ended November 30, 2014, compared to our cash used in operating activities for the nine months ended November 30, 2013, increased $94,779, mainly due to the ramp up of the digital media and entertainment business.

Cash Used in Investing Activities

Our cash used in investing activities for the nine months ended November 30, 2014 was $0, compared to $348,800 for the nine months ended November 30, 2013 from the acquisition of SlickX (now Exley) assets and the capitalization of website development costs.

Cash Provided By (Used in) Financing Activities

Our cash provided by financing activities for the nine months ended November 30, 2014 was $175,000 due to the issuance of two short-term promissory notes, compared to cash used in financing activities of $25,000 for the nine months ended November 30, 2013 from the repayment of short-term promissory notes of $200,000 offset from proceeds received from the sale of our common stock of $75,000 and proceeds from promissory notes of $100,000.

Cash Requirements

We estimate our operating expenses, excluding stock based compensation and amortization expense, and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Bank charges and interest	$200
Filing fees	10,000
Investor relations	10,000
Legal and accounting fees	100,000
Licenses and permits	10,000
Marketing expense	20,000
Insurance expense	5,000
Personnel and consulting expense	50,000
Transfer agent fees	10,000
Other general & administrative expense	15,000
Total	$230,200

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

Going Concern

Our unaudited financial statements and information for the period ended November 30, 2014 have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated limited revenues to date, had a net loss of $438,672 for the nine months ended November 30, 2014 and had a stockholders deficit, accumulated deficit and working capital deficit of $1,059,510, $3,763,339 and $1,059,510 at November 30, 2014, respectively. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

On November 30, 2014, we had cash and cash equivalents of $16,946. Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for more than 12 months. If we are unable to raise additional capital in the near future, we expect that we will need to curtail operations, liquidate any assets that we might own, seek additional capital on less favorable terms and/or pursue other remedial measures. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Critical Accounting Policies

We have identified the following policies as critical to our business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. Based on our analysis, we recognized an impairment loss of $279,040 for the three and nine months ended November 30, 2014 which reduced the value of intangible assets acquired to $0.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rule 13a-15 under the Exchange Act, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our principal executive and financial officer concluded that, as of November 30, 2014, our disclosure controls and procedures were not effective.

The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses which we identified in our internal control over financial reporting: (1) the lack of multiple levels of management review on complex accounting and financial reporting issues, and (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems. Until such time as we expand our staff to include additional accounting personnel and hire a full-time chief financial officer, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during our fiscal quarter ended November 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting,

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At November 30, 2014, we were in default under six promissory notes, dated June 15, 2009, May 6, 2011, September 24, 2013, February 13, 2014, March 31, 2014, and July 15, 2014, originally issued by us to Trels Investments, Ltd., in the original principal amounts of $50,000, $250,000, $100,000, $50,000, $75,000, and $100,000, respectively, which all bore interest at the rate of 7% per annum (collectively, the “Notes”). On November 30, 2014, we were also in default with respect to an aggregate of $106,469 in accrued and unpaid interest pursuant to the Notes, and an aggregate of $324,375 in accounts payable – related parties.

On March 10, 2015, we entered into a debt settlement agreement (the “Debt Settlement Agreement”), pursuant to which we and the holders of the Notes agreed to settle all of the outstanding debt owed under the Notes and certain accounts payable owed to the holders of the Notes, and the holders of the Notes agreed to convert their respective portions of the debt into shares of restricted common stock of the Company. We agreed to issue an aggregate of 346,319,970 shares of common stock in settlement of approximately $1,038,959 of debt owed by the Company in accounts payable and pursuant to the Notes.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our quarterly report on Form 10-Q for the quarter ended August 31, 2014.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certifications
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this quarterly report on Form 10-Q for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINT MEDIA INC.

Dated: April 21, 2015	By:	/s/ Constantin Dietrich
Constantin Dietrich
President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

