Form 10-K
period 2015-02-28
QUINT MEDIA INC.
filed 2015-05-29
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: February 28, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-52218

QUINT MEDIA INC.

(Exact name of registrant as specified in its charter)

Nevada	20-2590810
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

330 Clematis Street, Suite 217, West Palm Beach, FL 33401

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (561) 514-0936

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Name of each Exchange on which registered
N/A	N/A

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

Yes [  ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $2,099,118

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 409,202,970 shares of common stock are issued and outstanding as of May 22, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report on Form 10-K.

As used in this annual report on Form 10-K and unless otherwise indicated, the terms “we,” “us,” “Quint” and “our” refer to Quint Media Inc., a Nevada corporation, and/or Exley Media Inc., a Nevada corporation, as the context may require. Unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in Quint’s capital stock.

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

Research and Development Activities

During the years ended February 28, 2015 and 2014, we spent $0 and $102,300 on website development costs, respectively. We have plans to continue certain research and development activities related to the development of the Exley website.

Employees

At present, we have no employees other than Constantin Dietrich, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and director. We intend to conduct our digital and social media and entertainment business largely through agreements with consultants and other independent third parties.

Recent Developments

On March 10, 2015, we entered into a debt settlement agreement (the “Debt Settlement Agreement”) with Leone Group, LLC (“Leone”), American Capital Ventures, Inc. (“ACV”), Georgia Georgopoulos, Catherine Cozias and Trels Investments, Ltd. (“Trels” and collectively with Leone, ACV, Ms. Georgopoulos and Ms. Cozias, the “Holders”). Pursuant to the Debt Settlement Agreement, the Company and the Holders agreed to settle all of the outstanding debt owed under certain promissory notes and accounts payable, to each of the Holders, and the Holders agreed to convert their respective portions of the debt into shares of restricted common stock of the Company. The Company agreed to issue an aggregate of 346,319,970 shares of common stock in settlement of $1,038,959 of debt owed by the Company to the Holders. As a result of the issuance of shares pursuant to the Debt Settlement Agreement, Leone and ACV each hold approximately 37% of the Company’s common stock. As of March 10, 2015, we had a total of approximately 409,202,970 shares of common stock issued and outstanding.

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

During the year ended February 28, 2015, we generated a net loss of $423,421. From inception through February 28, 2015, we incurred an aggregate loss of $3,748,088. We anticipate that we will continue to generate losses and will require additional funding to remain in business. On February 28, 2015, we had cash and cash equivalents of $6,809. In order to fund our anticipated budget for the next 12 months, excluding any development or product acquisition costs, we will need to raise additional capital. We have traditionally raised our operating capital from the sale of equity securities and the placement of notes payable, but there can be no assurance that we will continue to be able to do so.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM on our financial statements for the year ended February 28, 2015. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

If we fail to grow our user base, our revenue, business and operating results may be harmed.

The size of our user base is critical to our success. Our financial performance will be determined significantly by our success in growing the number of users. If people do not perceive our products and services to be useful, reliable and trustworthy, we may not be able to attract users and grow our revenue. A number of consumer-oriented websites that achieved early popularity have since seen their user bases or levels of engagement decline, in some cases precipitously. There is no guarantee that we will not experience a similar erosion of our user base or engagement levels. A number of factors could potentially negatively affect user growth and engagement, including if:

●	users engage with other products, services or activities as an alternative to ours;

●	influential users or certain age demographics conclude that an alternative product or service is more relevant;

●	we are unable to convince potential new users of the value and usefulness of our products and services;

●	there is a decrease in the perceived quality of our content;

●	we fail to introduce new and improved products or services or if we introduce new or improved products or services that are not favorably received;

●	technical or other problems prevent us from delivering our products or services in a rapid and reliable manner or otherwise affect the user experience;

●	we are unable to present users with content that is interesting, useful and relevant to them;

●	users believe that their experience is diminished as a result of the decisions we make with respect to the frequency, relevance and prominence of advertisements that we display;

●	there are user concerns related to privacy and communication, safety, security or other factors;

●	there are adverse changes in our products or services that are mandated by, or that we elect to make to address, legislation, regulatory authorities or litigation, including settlements or consent decrees;

●	we fail to provide adequate customer service to users; or

●	we do not maintain our brand image or our reputation is damaged.

If we are unable to increase our user growth, or if it declines, this could result in our products and services being less attractive to potential new users, as well as advertisers, which would have a material and adverse impact on our business, financial condition and operating results.

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

Risks Relating to the Digital and Social Media and Entertainment Business

We are a digital and social media and entertainment company in a highly competitive field with high investment costs and high risks.

We are a digital and social media and entertainment company. We must achieve a certain level of users of our website, Exley before it can be monetized and produce revenue for us. We will have to raise substantial additional capital to drive users to our website and eventually generate revenues and reach profitability, if ever. We will be dependent upon selling advertisements and finding other ways to monetize our users by selling add-on services. For a social application or site to be able to sell advertisements, it must first attract a sufficient number of users to gain the interest of advertisers in buying ads and offering products on the site or the application. It will take time, management effort and capital to attract users to our website. There can be no assurance that any users will come. These timeframes, along with the general state of development create additional uncertainty as to the potential success of our website. The application may not continue to work as we plan and even if it does, there can be no assurance that an economically viable level of users will come, that advertisers will want to advertise or that we can monetize it. Therefore, it will be costly to maintain the application and market it to attract users and advertisers.

We are entering a very crowded digital and social media and entertainment marketplace where existing competitors have years of experience, are well financed and have the name recognition to draw consumers, none of which we possess.

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

The revenue models for our digital and social media and entertainment business require we first obtain a sufficient number of users of our website before we can sell advertisements or generate other revenue and it will take time to generate such users and to then monetize the site.

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

To remain competitive, we will need to continually enhance and improve the functionality and features of our digital and social media and entertainment website. We may face material delays in introducing new services, products and enhancements. If this happens, our users may forgo the use of our website and use those of our competitors. The Internet and the digital and social media and entertainment industry are rapidly changing. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing website and our technology and systems may become obsolete. Our failure to respond to technological change or to adequately maintain, upgrade and develop our computer network and the systems used to process users’ uses of our website could harm our business, prospects, financial condition and results of operations.

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

The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 330 Clematis Street, Suite 217, West Palm Beach, Florida 33401. One of our significant stockholders has provided use of the office space to us free of charge.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB operated by the OTC Markets Group. Our symbol is “QUNI.”

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

Quarter Ended	High	Low
February 28, 2015	$0.02	$0.02
November 30, 2014	$0.10	$0.05
August 31, 2014	$0.05	$0.05
May 31, 2014	$0.03	$0.015
February 28, 2014	$0.33	$0.15
November 30, 2013	$0.40	$0.15
August 7, 2013 to August 31, 2013	$0.25	$0.15
June 1, 2013 to August 6, 2013 [1]	$0.20	$0.20
May 31, 2013 [2]	—	—

1 Not adjusted for a three-for-one forward stock split, which became effective with the OTC Markets Group on August 7, 2013.

2 There were no bids for this quarter.

On May 22, 2015, the closing price of our common stock on the OTCQB was $0.0067 per share.

Holders of Common Stock

As of May 22, 2015, there were 29 holders of record of our common stock. As of such date, 409,202,970 shares were issued and outstanding.

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

The following table summarizes certain information regarding our equity compensation plan as of February 28, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	N/A	-
Equity compensation plans not approved by security holders	-	N/A	6,000,000
Total	-	N/A	6,000,000

Recent sales of unregistered securities

During the fiscal year ended February 28, 2015, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or in a current report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This annual report on Form 10-K contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This annual report on Form 10-K and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of this annual report on Form 10-K.

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

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this annual report on Form 10-K.

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

Although we believe that we have access to the tools and certain inherent efficiencies to attract the initial user base, we need to do that at a lower cost per visitor than certain of our traditional online competitors in order to become successful. We also believe that the industry offers substantial room for growth as social networking application platforms and mobile platforms continue to expand and as the Internet especially mobile continues to become the primary source to engage with digital and social media and entertainment activities and consume, create and share news, events and other lifestyle-related content.

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

Recent Developments

On March 10, 2015, we entered into a debt settlement agreement (the “Debt Settlement Agreement”) with Leone Group, LLC (“Leone”), American Capital Ventures, Inc. (“ACV”), Georgia Georgopoulos, Catherine Cozias and Trels Investments, Ltd. (“Trels” and collectively with Leone, ACV, Ms. Georgopoulos and Ms. Cozias, the “Holders”). Pursuant to the Debt Settlement Agreement, the Company and the Holders agreed to settle all of the outstanding debt owed under certain promissory notes and accounts payable, to each of the Holders, and the Holders agreed to convert their respective portions of the debt into shares of restricted common stock of the Company. The Company agreed to issue an aggregate of 346,319,970 shares of common stock in settlement of $1,038,959 of debt owed by the Company to the Holders. As a result of the issuance of shares pursuant to the Debt Settlement Agreement, Leone and ACV each hold approximately 37% of the Company’s common stock. As of March 10, 2015, we had a total of approximately 409,202,970 shares of common stock issued and outstanding.

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

Results of Operations

Revenues

During the years ended February 28, 2015 and 2014, we generated revenue of $74 and $24, respectively.

Operating Expenses

During the year ended February 28, 2015, we incurred operating expenses totaling $492,267, compared with $534,230 for the year ended February 28, 2014. The decrease of $41,963 in operating expenses is mainly attributable to a decrease in professional fees of $208,999, a decrease in consulting fees – related party of $39,223 and a decrease in general and administrative expenses of $107,661 primarily attributable to a curtailment of operations, offset an increase in website amortization expense of $$34,880 and an increase in an impairment loss of $279,040. In November 2014, we assessed our long-lived assets for any impairment and concluded that there were indicators of impairment as of November 30, 2014 and we calculated that the estimated undiscounted cash flows were less than the carrying amount of the intangible asset. Based on our analysis, we recognized an impairment loss of $279,040 for the year ended February 28, 2015 which reduced the value of capitalized website and website development costs to $0. We did not record any impairment charge on website and website development costs during the year ended February 28, 2014.

Other Expenses

During the year ended February 28, 2015, we incurred interest expense of $40,677, as compared with $31,716 for the year ended February 28, 2014. The increase was due to an increase in our borrowings during the 2015 period.

Loss from Operations

During the year ended February 28, 2015, we realized a loss from continuing operations of $532,870, compared with a loss from continuing operations of $565,922 for the year ended February 28, 2014. The $33,052 increase in loss from continuing operations is mainly attributable to the factors discussed above.

Income (Loss) from Discontinued Operations

During the year ended February 28, 2015, we recorded a gain (loss) from discontinued operations of $109,449, as compared with $(191,481) for the year ended February 28, 2014.

Net Loss

During the year ended February 28, 2015, we realized a net loss of $423,421, or $0.01 per common share, as compared with a net loss of $757,403, or $0.01 per common share, for the year ended February 28, 2014.

Liquidity and Capital Resources

Our financial condition at February 28, 2015 and February 28, 2014 for the respective items are summarized below. We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Capital Deficit

	February 28, 2015	February 28, 2014

Current Assets	$6,906	$17,885
Current Liabilities	1,051,165	970,083
Working Capital Deficit	$(1,044,259)	$(952,198)

Cash Flows

	Year Ended February 28, 2015	Year Ended February 28, 2014
Cash used in operating activities	$181,148	$372,227
Cash used in investing activities	-	152,300
Cash provided by financing activities	175,000	25,000

Net decrease in cash	$6,148	$499,527

Cash Used in Operating Activities

Our cash used in operating activities for the year ended February 28, 2015, compared to our cash used in operating activities for the year ended February 28, 2014, decreased $191,079, mainly due to a decrease in net loss in fiscal 2015 and compared to fiscal 2014.

Cash Used in Investing Activities

Our cash used in investing activities for the year ended February 28, 2015 was $0, compared to $152,300 for the year ended February 28, 2014, primarily due to during the year ended February 28, 2014, we used cash on websites and website development. We did not invest in these items during the year ended February 28, 2015.

Cash Provided By Financing Activities

Our cash provided by financing activities for the year ended February 28, 2015 was $175,000 due to the issuance of two short-term promissory notes, compared to cash provided by financing activities of $25,000 for the year ended February 28, 2014 from proceeds received from the sale of our common stock of $75,000 and proceeds from promissory notes of $150,000 offset by from the repayment of short-term promissory notes of $200,000.

Cash Requirements

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

Going Concern

Our financial statements and information for the year ended February 28, 2015 have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated limited revenues to date, had a net loss of $423,421 for the year ended February 28, 2015 and had a stockholders deficit, accumulated deficit and working capital deficit of $1,044,259, $3,748,088 and $1,044,259 at February 28, 2015, respectively. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

On February 28, 2015, we had cash of $6,809. Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for more than 12 months. If we are unable to raise additional capital in the near future, we expect that we will need to curtail operations, liquidate any assets that we might own, seek additional capital on less favorable terms and/or pursue other remedial measures. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. Based on our analysis, we recognized an impairment loss of $279,040 for the year ended February 28, 2015 which reduced the value of intangible assets acquired to $0.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-16 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 12, 2015, the Company’s Board of Directors approved the dismissal of MaloneBailey, LLP (“MaloneBailey”) as our independent registered public accounting firm. MaloneBailey was engaged as our independent registered public accounting firm to audit our financial statements for the fiscal year ended February 28, 2014. The Company informed MaloneBailey of its dismissal on March 12, 2015. The decision to dismiss MaloneBailey was effective as of the date of notification of dismissal.

The report of MaloneBailey on our financial statements for the fiscal year ended February 28, 2014 did not contain an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope, or accounting principles, except that such report raised substantial doubts on our ability to continue as a going concern as a result of our continued losses from operations since inception, and our stockholders’ and working capital deficiencies.

During the fiscal year ended February 28, 2014, and through the date of dismissal, (a) we had no disagreements with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of MaloneBailey, would have caused it to make reference to the subject matter of the disagreement in connection with its reports and (b) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K), except that, in connection with MaloneBailey’s audit of our financial statements for the fiscal year ended February 28, 2014, MaloneBailey advised us that there was a material weakness in our internal control over financial reporting relating to (1) the lack of multiple levels of management review on complex accounting and financial reporting issues, and (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems.

We provided MaloneBailey with a copy of this disclosure prior to its filing with the SEC, and requested that MaloneBailey furnish us with a letter addressed to the SEC stating whether they agree with the statements made in this Current Report on Form 8-K, and if not, stating the aspects with which they do not agree. A copy of the letter provided by MaloneBailey was filed as Exhibit 16.1 to our current report on Form 8-K filed with the SEC on March 16, 2015.

On March 12, 2015, our Board of Directors approved the engagement of Salberg & Company, P.A. (“Salberg”) as our independent registered public accounting firm, and Salberg was engaged on March 12, 2015. During our two most recent fiscal years and through March 11, 2015, neither the Company nor anyone on its behalf consulted Salberg regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and no written report or oral advice was provided to us that Salberg concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable event as defined in Regulation S-K, Item 304(a)(1)(iv) and Item 304(a)(1)(v).

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of February 28, 2015, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of February 28, 2015. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of February 28, 2015, our internal control over financial reporting was not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended February 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our sole director and executive officer, his age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Constantin Dietrich	Director	45	February 15, 2013
	President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer		August 7, 2013

Business Experience

The following is a brief account of the education and business experience of our sole director and executive officer during at least the past five years, indicating his principal occupation during the period, and the name and principal business of the organization by which he was employed:

Constantin Dietrich: Mr. Dietrich has over 20 years of experience in private equity, investing, marketing, media and executive/management leadership. Since 2012, he has acted as the Chief Executive Officer of Lakefield Media Holding AG, a company that he founded to acquire and leverage established digital and social media properties, located in Switzerland. Mr. Dietrich has expertise in social networks and social discovery. Mr. Dietrich holds a Bachelor of Science degree in business administration from UC of Syracuse University.

We believe Mr. Dietrich is qualified to serve on our board of directors because of his education and business experiences as described above.

Involvement in Certain Legal Proceedings

Our sole director and executive officer has not been involved in any of the following events during the past 10 years:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended February 28, 2015, all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with.

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

Committees of the Board

Our board of directors held no formal meetings during the year ended February 28, 2015. All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held.

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

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended February 28, 2015; and

(c)	up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our fiscal years ended February 28, 2015 and 2014, are set out in the following summary compensation table:

2015 SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonquali fied Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Constantin Dietrich, President, CEO, CFO,	2015	-	-	-	-	-	-	-	-
Treasurer and Secretary	2014	-	-	-	-	-	-	-	-

Joseph Carusone Former Vice President,	2015	-	-	-	-	-	-	-	-
Investor Relations (1)	2014	-	-	-	-	-	-	-	-

(1) Mr. Carusone resigned as an executive officer on March 10, 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth for each named executive officer certain information concerning the outstanding equity awards as of February 28, 2015.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Constantin Dietrich	-	-	-	-	-	-	-	-	-
Joseph Carusone	-	-	-	-	-	-	-	-	-

Compensation of Directors

Our board of directors has received no compensation to date and there are no plans to compensate them in the near future, unless and until we become profitable in our business operations. We may issue options in the future as we retain the services of independent directors.

The table below shows the compensation of our non-employee directors for their services as directors for the fiscal year ended February 28, 2015:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Joseph Arcuri (1)	-	-	-	-	-	-	-

(1) Mr. Arcuri resigned as a director on November 13, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock and preferred stock as of May 22, 2015, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and each of our Named Executive Officers and (iii) all executive officers and directors as a group. As of May 22, 2015, there were 409,202,970 shares of our common stock outstanding.

The number of shares of common stock beneficially owned by each person is determined under the rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Constantin Dietrich	35,848,272	8.8%
All Officers and Directors as a group (1 person)	35,848,272	8.8%

Leone Group, LLC 330 Clematis Street, Suite 217, West Palm Beach, FL 33401	132,893,954	32.5%
American Capital Ventures, Inc. 1507 Presidential Way North Miami Beach, FL 33179	132,893,954	32.5%
Trels Investments Ltd.	21,283,788	5.2%
No. 4, offices at old Fort
Western Road
P.O. Box SP-63771, Patra
Greece
Georgia Georgopoulos Nausithoou -4, Patra Greece 26442	21,225,001	5.2%
Catherine Cozias 1108 - 6th Avenue SW, Unit 304 Calgary, AB T2P 5K1 Canada	21,225,001	5.2%

ITEM 13. CERTAIN RELATNSHIPS AND RELATED TRANSACTIONS, AND DIRCTOR INDEPENDENCE

Transactions with Related Persons

Except as disclosed below, since March 1, 2013, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

On March 8, 2013, we entered into a Business Development/Advisory Services Agreement with Phys Pharma LLC, a company of which Dr. Cameron Durrant, former President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and a director of our company, is a principal, pursuant to which Phys Pharma agreed to provide us a list of select biopharmaceutical companies which might have an interest in acquiring Granisol and assist us in marketing and selling Granisol to the prospective purchasers. If we sell Granisol to the prospective purchaser introduced by Phys Pharma, we agreed to pay Phys Pharma a fee in an amount equal to 20% of the net proceeds received by us at closing. The Business Development/Advisory Services Agreement expired in March 2014.

Director Independence

Our common stock is quoted on the OTCQB operated by the OTC Markets Group, which does not impose any director independence requirements. Under NASDAQ Marketplace Rule 5605(a)(2), a director is not considered to be independent if he is also an executive officer or employee of the company. We currently have no independent directors as that term is defined by NASDAQ Marketplace Rule 5605(a)(2).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table sets forth the fees billed to our company for the years ended February 28, 2015 and 2014 for professional services rendered by independent registered public accounting firms:

Fees	2015		2014
Audit Fees	$14,500	(1)	25,000
Audit Related Fees	-		-
Tax Fees	-		-
Other Fees	-		-
Total Fees	$14,500	(1)	25,000

(1) Of these fees, $5,000 relates to services rendered by Salberg & Company, P.A., our current independent registered public accounting firm, and $9,500 relates to services rendered by MaloneBailey LLP, our former independent registered public accounting firm. See Item 9, “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.”

Pre-Approval Policies and Procedures

Our entire board of directors, which acts as our audit committee, pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors before the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent registered public accounting firm and believe that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form 10-SB filed with the SEC on September 8, 2006).

3.2	Certificate of Change (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on September 15, 2008).

3.3	Articles of Merger (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on December 28, 2010).

3.4	Certificate of Change effective August 7, 2013 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on August 8, 2013).

3.5	Articles of Merger dated effective August 7, 2013 (incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed with the SEC on August 8, 2013).

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on November 1, 2013).

10.1	Form of promissory note dated June 15, 2009 (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q filed with the SEC on June 16, 2009).

10.2	Form of Promissory Note dated July 26, 2010 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8- K filed with the SEC on July 29, 2010).

10.3	Form of Promissory Note dated September 16, 2010 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8- K filed with the SEC on September 28, 2010).

10.4+	2011 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8- K filed with the SEC on February 22, 2011).

10.5	Form of Promissory Note Amendment dated May 18, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8- K filed with the SEC on May 18, 2011).

10.6	Form of Promissory Note Amendment dated May 23, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8- K filed with the SEC on May 23, 2011).

10.7	Form of $50,000 Promissory Note Amendment dated April 19, 2012(incorporated by reference to Exhibit 4.2 to the registrant’s annual report on Form 10-K for the fiscal year ended February 29, 2012 filed with the SEC on May 18, 2012).

10.8	Form of $250,000 Promissory Note Amendment dated April 19, 2012 (incorporated by reference to Exhibit 4.3 to the registrant’s annual report on Form 10-K for the fiscal year ended February 29, 2012 filed with the SEC on May 18, 2012).

10.9	Termination Agreement dated June 27, 2012 with Apricus Biosciences, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on June 28, 2012).

10.10	Form of $200,000 Promissory Note Amendment dated July 25, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on July 27, 2012).

10.11	Form of $50,000 Promissory Note Amendment dated July 25, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on July 31, 2012).

10.12	Form of $250,000 Promissory Note Amendment dated July 25, 2012 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on July 31, 2012).

10.13	Web Site Asset Purchase Agreement dated May 17, 2013 between Lakefield Media Holding AG, Flawsome XLerator GmBH and Pediatrix Inc. (incorporated by reference to Exhibit 10.49 to the registrant’s annual report on Form 10-K for the fiscal year ended February 28, 2013 filed with the SEC on June 28, 2013).

10.14	Consulting Agreement dated May 29, 2013 with Flawsome XLerator GmBH (incorporated by reference to Exhibit 10.50 to the registrant’s annual report on Form 10-K for the fiscal year ended February 28, 2013 filed with the SEC on June 28, 2013).

10.15	Form of Private Placement Subscription Agreement including Form of Promissory Note (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on September 26, 2013).

10.16	Form of Promissory Note Amendment dated August 31, 2013 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on September 26, 2013).

10.17	Form of Promissory Note Amendment dated August 31, 2013 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the SEC on September 26, 2013).

10.18	Form of Private Placement Subscription Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on December 2, 2013).

10.19	Form of Warrant Certificate (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with SEC on December 2, 2013).

10.20	Form of subscription agreement with promissory note attached (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on February 18, 2014).

10.21	Form of subscription agreement with promissory note attached (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on April 4, 2014).

10.22	Form of subscription agreement with promissory note attached (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended May 31, 2014, filed with the SEC on July 21, 2014).

10.23	Form of subscription agreement with promissory note attached (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended August 31, 2014, filed with the SEC on October 14, 2014).

10.24	Debt Settlement Agreement dated March 10, 2015 by and between Quint Media Inc., Leone Group, LLC, American Capital Ventures, Inc., Georgia Georgopoulos, Catherin Cozias and Trels Investments, Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on March 16, 2015).

21.1*	Subsidiaries of Quint Media Inc.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

+ Management contract or other compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUINT MEDIA INC.

Dated: May 29, 2015	By:	/s/ Constantin Dietrich
Constantin Dietrich
President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Constantin Dietrich	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (principal executive officer, principal financial officer and principal accounting officer)	May 29, 2015
Constantin Dietrich

QUINT MEDIA, INC.

INDEX TO FINANCIAL STATEMENTS

February 28, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Quint Media, Inc.

We have audited the accompanying balance sheet of Quint Media, Inc. as of February 28, 2015 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quint Media, Inc. as of February 28, 2015 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had a net loss and net cash used in operations of $423,421 and $181,148, respectively for the year ended February 28, 2015. The Company has a working capital deficit, accumulated deficit and stockholders’ deficit of $1,044,259, $3,748,088 and $1,044,259, respectively, at February 28, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.
SALBERG & COMPANY, P.A.
Boca Raton, Florida
May 28, 2015

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

/s/ MaloneBailey, LLP
www.malone-bailey.com
Houston, Texas
June 12, 2014

QUINT MEDIA, INC.

BALANCE SHEETS

	February 28,
	2015	2014

ASSETS
CURRENT ASSETS:
Cash	$6,809	$12,957
Prepaid expenses and other current assets	97	4,928

Total Current Assets	6,906	17,885

OTHER ASSETS:
Website and website development cost, net	-	331,360

Total Other Assets	-	331,360

TOTAL ASSETS	$6,906	$349,245

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Short-term notes payable	$625,000	$450,000
Accounts payable and accrued liabilities	121,222	106,046
Accounts payable and accrued liabilities, related party	304,943	304,588
Liabilities from discontinued operations	-	109,449

Total Current Liabilities	1,051,165	970,083

STOCKHOLDERS’ DEFICIT:
Common stock: $.0001 par value, 450,000,000 shares authorized; 62,883,000 and 62,883,000 issued and outstanding at February 28, 2015 and 2014, respectively	6,288	6,288
Additional paid-in capital	2,697,541	2,697,541
Accumulated deficit	(3,748,088)	(3,324,667)

Total Stockholders’ Deficit	(1,044,259)	(620,838)

Total Liabilities and Stockholders’ Deficit	$6,906	$349,245

See accompanying notes to financial statements.

QUINT MEDIA, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	February 28,
	2015	2014

REVENUES	$74	$24

OPERATING EXPENSES:
Professional fees	57,611	266,610
Website amortization	52,320	17,440
Consulting fees - related party	12,870	52,093
General and administrative expenses	90,426	198,087
Impairment loss	279,040	-

Total Operating Expenses	492,267	534,230

LOSS FROM OPERATIONS	(492,193)	(534,206)

OTHER EXPENSE:
Interest expenses	(40,677)	(31,716)

Total Other Expense	(40,677)	(31,716)

LOSS FROM CONTINUING OPERATIONS	(532,870)	(565,922)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	109,449	(191,481)

NET LOSS	$(423,421)	$(757,403)

NET LOSS PER COMMON SHARE:
Loss from continuing operations - basic and diluted	$(0.01)	$(0.01)
Loss from discontinued operations - basic and diluted	0.00	(0.00)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	62,883,000	62,605,603

See accompanying notes to financial statements.

QUINT MEDIA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED FEBRUARY 28, 2015 and 2014

					Total
					Stockholders’
	Common Stock		Additional	Accumulated	Equity
	# of Shares	Amount	Paid-in Capital	Deficit	(Deficit)

Balance, February 28, 2013	62,508,000	$6,251	$2,622,578	$(2,567,264)	$61,565

Common stock issued for cash - November 2013	375,000	37	74,963	-	75,000

Net loss	-	-	-	(757,403)	(757,403)

Balance, February 28, 2014	62,883,000	$6,288	$2,697,541	$(3,324,667)	$(620,838)

Net loss	-	-	-	(423,421)	(423,421)

Balance, February 28, 2015	62,883,000	$6,288	$2,697,541	$(3,748,088)	$(1,044,259)

See accompanying notes to financial statements.

QUINT MEDIA, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	February 28,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(423,421)	$(757,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	52,320	17,440
Impairment loss	279,040	-
Gain from reversal of reserve for returns - discontinued operations	(109,449)	-
Change in operating assets and liabilities:
Prepaid expenses and other assets	4,831	17,707
Accounts payable and accrued liabilities	15,176	1,318
Accounts payable and accrued liabilities - related party	355	108,088

Net cash used in continuing operations	(181,148)	(612,850)

Net cash provided by discontinued operations	-	240,623

NET CASH USED IN OPERATING ACTIVITIES	(181,148)	(372,227)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of SlickX and Flawsome	-	(50,000)
Capitalized website and website development costs	-	(102,300)

NET CASH USED IN INVESTING ACTIVITIES	-	(152,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory notes	175,000	150,000
Principal payments of promissory notes	-	(200,000)
Proceeds from issuance of common stock	-	75,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	175,000	25,000

NET DECREASE IN CASH	(6,148)	(499,527)

CASH, beginning of year	12,957	512,484

CASH, end of year	$6,809	$12,957

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing activities:
Capitalized websire and website development costs	$-	$196,500

See accompanying notes to financial statements.

QUINT MEDIA INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2015 AND 2014

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Quint Media Inc. (formerly PediatRx Inc.) (the “Company”, “Quint”, “we” , “us” or “our”) was incorporated under the laws of the State of Nevada on March 18, 2005. From the date of its acquisition of Granisol® (granisetron #C1) oral solution, on July 23, 2010, until early fiscal year 2014, Quint engaged in the pharmaceutical business. During the fiscal year ending February 28, 2014, Quint decided to divest itself of the balance of its pharmaceutical assets and engage in the digital media business, which encompasses social discovery aspects of the internet, primarily through an engagement website with mobile and tablet applications.

Effective August 7, 2013, Quint affected a three-for-one forward stock split of its authorized, and issued and outstanding shares of common stock. Authorized common stock increased from 150,000,000 shares of common stock to 450,000,000 shares of common stock, and issued and outstanding capital increased from 20,836,000 shares of common stock to 62,508,000 shares of common stock. All share and per share data in the accompanying financial statements have been retroactively restated to reflect the effect of the forward split.

NOTE 2 - BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements for Quint Media Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”).

Going concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a loss from continuing operations of $532,870 and $565,922 for the years ended February 28, 2015 and 2014, respectively, and net cash used in operations of $181,148 and $372,227 for the years ended February 28, 2015 and 2014, respectively. Additionally, the Company had an accumulated deficit, a stockholders’ deficit and a working capital deficit of $3,748,088, $1,044,259 and $1,044,259, respectively, at February 28. 2015, and minimal revenue for the year ended February 28, 2015. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending February 28, 2015.

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

As of February 28, 2015, the Company was in the process of transitioning to its new operating business and expects to incur operating losses for the next twelve months as it moves forward. This new operating business encompasses entrance into the social discovery aspects of the internet; primarily development of an engagement website with mobile and tablet application. The Company may also seek merger or acquisition candidates.

QUINT MEDIA INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2015 AND 2014

NOTE 2 - BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the year ended February 28, 2015 and 2014 include the valuation of deferred tax assets and assumptions used in assessing impairment of long-term assets.

Fair value of financial instruments and fair value measurements

The Company adopted the guidance of Accounting Standards Codification (“ASC”) 820 for fair value measurements which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

●	Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

●	Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

●	Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, short-term notes payable, accounts payable, and accrued liabilities, approximate their fair market value based on the short-term maturity of these instruments. The Company did not have any non-financial assets or liabilities that are measured at fair value on a recurring basis as of February 28, 2015 and 2014.

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Cash and cash equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at February 28, 2015 and 2014.

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

QUINT MEDIA INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2015 AND 2014

NOTE 2 - BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. For all revenue sources discussed below, in accordance ASC 605-45 “Principal Agent Considerations”, the Company recognizes revenue net of amounts retained by third party entities. The Company’s specific revenue recognition policies are as follows:

The Company recognizes revenues from the placement of banner ads on its websites upon placement of the banner and when collection is reasonably assured.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Income taxes

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending upon the classification of the asset or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold. As of February 28, 2015 and 2014, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Basic and diluted earnings per share

Pursuant to ASC 260-10-45, basic earnings per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding for the periods presented. Diluted income per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted income (loss) per share reflects the potential dilution that could occur if securities were exercised or converted into common stock or other contracts to issue common stock resulting in the issuance of common stock that would then share in the Company’s income (loss) subject to anti-dilution limitations.

QUINT MEDIA INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2015 AND 2014

NOTE 2 - BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and diluted earnings per share (continued)

Potentially dilutive common shares consist of common stock issuable for stock warrants (using the treasury stock method). These common stock equivalents may be dilutive in the future. All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	February 28, 2015	February 28, 2014
Total stock warrants	375,000	375,000

Recent accounting pronouncements

The Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3 - WEBSITE AND WEBSITE DEVELOPMENT COSTS

Websites acquired and website development costs were being amortized on a straight-line method over the estimated useful life of 5 years. In November 2014, the Company assessed its long-lived assets for any impairment and concluded that there were indicators of impairment as of November 30, 2014 and the Company calculated that the estimated undiscounted cash flows were less than the carrying amount of the intangible asset. Based on the Company’s analysis, the Company recognized an impairment loss of $279,040 for the year ended February 28, 2015 which reduced the value of intangible assets acquired to $0. The Company did not record any impairment charge on website and website development costs during the year ended February 28, 2014. For the years ended February 28, 2015 and 2014, amortization expense related to these costs amounted to $52,320 and $17,440, respectively.

NOTE 4 - SHORT-TERM NOTES PAYABLE

The Company entered into an amendment of a previously amended unsecured promissory note originally dated June 15, 2009 in the principal amount of $50,000. Effective September 1, 2013, the maturity date of the note was extended from December 31, 2012 until June 30, 2014 and the interest rate on the outstanding principal balance was decreased from twelve percent per annum to seven percent per annum. All other terms of the promissory note remain the same. In addition, as of February 28, 2014, the Company entered into an amendment of a previously amended unsecured promissory note originally dated May 6, 2011 in the principal amount of $250,000. Effective September 1, 2013, the maturity date of this note was been extended from December 31, 2012 until June 30, 2014 and the interest rate on the outstanding principal balance was decreased from 12% per annum to 7% per annum. All other terms of the promissory note remain the same.

The Company determined that concessions granted in the form of extensions of the due dates and reductions in interest rates on these above mentioned promissory notes are considered debt modifications as defined under Accounting Standards Codification 470-60, “Troubled Debt Restructurings by Debtors”.

QUINT MEDIA INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2015 AND 2014

NOTE 4 - SHORT-TERM NOTES PAYABLE (continued)

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

Accrued interest on promissory notes payable totaled $117,007 and $76,330 at February 28, 2015 and 2014, respectively, and is included in accounts payable and accrued liabilities on the accompanying balance sheets.

At February 28, 2015 and 2014, short-term notes payables consisted of the following:

	February 28, 2015	February 28, 2014
Unsecured promissory note dated June 15, 2009, originally bearing interest at 5% per annum on the principal balance of $50,000, was originally due on June 15, 2011. Effective May 18, 2011 this promissory note was amended and the maturity date of the note was extended until February 28, 2013. The promissory note became past due on February 28, 2013 and the principal amount or such portion thereof as shall remain outstanding from time to time accrued simple interest, calculated monthly in arrears, at a rate of 12% per annum commencing on the date of the promissory note and payable at maturity. Effective September 1, 2013, this promissory note was again amended whereby the maturity date of the note was extended until June 30, 2014 and the interest rate was reduced to 7%. The note is in default as of February 28, 2015.	$50,000	$50,000

Unsecured promissory note dated May 6, 2011, originally bearing interest at 5% per annum on the principal balance of $250,000, was originally due on February 28, 2013. The promissory note became past due on February 28, 2013 and the principal amount or such portion thereof as shall remain outstanding from time to time accrued simple interest, calculated monthly in arrears, at a rate of 12% per annum commencing on the date of the promissory note and payable at maturity. Effective September 1, 2013, this promissory note was again amended whereby the maturity date of the note was extended until June 30, 2014 and the interest rate was reduced to 7%. The note is in default as of February 28, 2015.	250,000	250,000

Unsecured promissory note dated September 24, 2013, bearing interest at 7% per annum on the principal balance of $100,000 and due on June 30, 2014. This note is in default as of February 28, 2015.	100,000	100,000

Unsecured promissory note dated February 13, 2014, bearing interest at 7% per annum on the principal balance of $50,000 and due on February 13, 2015. The note is in default as of February 28, 2015.	50,000	50,000

QUINT MEDIA INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2015 AND 2014

NOTE 4 - SHORT-TERM NOTES PAYABLE (continued)

Unsecured promissory note dated March 31, 2014, bearing interest at 7% per annum on the principal balance of $75,000 and due on March 31, 2015.	75,000	-

Unsecured promissory note dated July 15, 2014, bearing interest at 7% per annum on the principal balance of $100,000 and due on March 31, 2015.	100,000	-

Total Short-term Notes Payable	$625,000	$450,000

In March 2015, all short-term notes and all accrued interest were settled by the issuance the Company’s common stock (See Note 10 – Subsequent Events).

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

Warrant activities for the years ended February 28, 2015 and 2014 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, February 28, 2013	-	$-	-	$-
Granted	375,000	0.50	5.00	-
Exercised or forfeited	-	-	-	-
Balance, February 28, 2014	375,000	0.50	4.74	78,713
Exercised or forfeited	-	-	-	-
Balance, February 28, 2015	375,000	$0.50	3.74	$-

Exercisable, February 28, 2015	375,000	$0.50	3.74	$-

Stock Option Plan

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

NOTE 6 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at February 28, 2015 and 2014 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income. The net operating loss carryforward was approximately $2,374,000 at February 28, 2015. The Company provided a valuation allowance equal to the deferred income tax asset for the years ended February 28, 2015 and 2014 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The decrease in the allowance was $226,000 in fiscal 2015. The potential tax benefit arising from the loss carryforward will expire in 2035. Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future in accordance with Section 382 of the Internal Revenue Code. If necessary, the deferred tax assets will be reduced by any carryforward that expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance. The Company’s 2012, 2013 and 2014 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

QUINT MEDIA INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2015 AND 2014

NOTE 6 – INCOME TAXES (continued)

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended February 28, 2015 and 2014 were as follows:

	Years ended February 28,
	2015	2014
Income tax benefit at U.S. statutory rate of 34%	$(143,963)	$(258,956)
Non-deductible impairment loss and amortization	112,662	68,000
Other non-deductible expenses	257,301	-
Change in valuation allowance	(226,000)	190,956
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax asset as of February 28, 2015 and 2014 was as follows:

Deferred Tax Asset:	February 28, 2015	February 28, 2014
Net operating loss carryforward	$807,000	$734,000
Other	-	299,000
Valuation allowance	(807,000)	(1,033,000)
Net deferred tax asset	$-	$-

NOTE 7 - RELATED PARTY TRANSACTIONS

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

On May 29, 2013 the Company entered into a consulting agreement with Flawsome, whereby Flawsome agreed to provide certain services, including general management, product management, requirements engineering, quality management, project management, design creation, development team lead, deployment management, content management, reporting services, web development, mobile development, basic content creation, server hosting and monitoring and update services. The agreement expired December 31, 2013, but is continuing on a month-to-month basis. During the year ended February 28, 2015 and 2014, respectively, the Company capitalized $0 and $298,800 in web development costs contracted through Flawsome related to the “Exley.com” website and expensed $12,870 and $52,093 in website management expenses. As of February 28, 2015 and 2014, the Company owed $182,900 and $196,500 to Flawsome, respectively.

As of February 28, 2015 and 2014, respectively, the Company owed $15,000 and $30,000 for consulting services to a director and $75,123 and $70,500 to a Company whose shareholder is a director of the Company. Additionally, the Company owed $31,920 and $7,588 to an officer for expenses paid on behalf of the Company as of February 28, 2015 and 2014, respectively. The payables do not bear interest.

NOTE 8 - DISCONTINUED OPERATIONS

During the period ended February 28, 2014, the Company’s management elected to discontinue the operations of its pharmaceutical business, divest itself of the balance of its pharmaceutical assets and engage in the digital media business. As such, all assets, liabilities and expenses of the pharmaceutical business have been presented as discontinued operations in the financial statements.

QUINT MEDIA INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2015 AND 2014

NOTE 8 - DISCONTINUED OPERATIONS (continued)

A summary of those assets and liabilities as of February 28, 2015 and 2014 and revenues and expenses for the years ended February 28, 2015 and 2014 are as follows:

	February 28, 2015	February 28, 2014
Assets from Discontinued Operations	$-	$-

Liabilities from Discontinued Operations:
Accounts payable and accrued liabilities	$-	$109,449

	For the Year Ended February 28,
	2015	2014
Net Revenues	$-	$1,893
Total Expenses	-	(205,816)
Other Income:
Gain on expiration of product return liability	109,449	12,442

Net Income (Loss) From Discontinued Operations	$109,449	$(191,481)

Certain terms with prior customers allowed the return of product within a certain period of the product’s expiration date. As such, upon shipment of product an estimate for returns was recorded. During the year ended February 28, 2015, the Company’s management deemed the remaining product return liabilities to be expired and no remaining liability exists. Accordingly, during the year ended February 28, 2015, the Company recognized a gain of $109,449 from the expiration of product return liabilities.

NOTE 9 – CONCENTRATIONS

Concentration of credit risk

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. The Company has not experienced any losses in such accounts through February 28, 2015. There were no balances in excess of FDIC insured levels as of February 28, 2015 and 2014.

Concentration of funding

During the years ended February 28, 2015 and 2014, all short-term notes payable were received from one investor.

NOTE 10 - SUBSEQUENT EVENTS

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

QUINT MEDIA INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2015 AND 2014

NOTE10 - SUBSEQUENT EVENTS (continued)

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

In connection with this debt settlement, the Company recorded debt settlement expense of $173,160.

Additionally, remaining liabilities of $9,207 due to the Company’s CEO and a Company controlled by him was forgiven by him in March 2015.

