Form 10-Q
period 2015-05-31
QUINT MEDIA INC.
filed 2015-07-20
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 000-52218

QUINT MEDIA INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-2590810
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

330 Clematis Street, Suite 217 West Palm Beach, Florida	33401
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 416,205,062 shares as of July 20, 2015.

QUINT MEDIA INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

QUINT MEDIA, INC.

BALANCE SHEETS

	May 31, 2015	February 28, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$10,381	$6,809
Prepaid expenses and other current assets	-	97

Total Current Assets	10,381	6,906

TOTAL ASSETS	$10,381	$6,906

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Short-term notes payable	$-	$625,000
Short-term notes payable - related parties, including put premium	14,286	-
Advances payable - related parties	10,000	-
Accounts payable and accrued liabilities	13,184	121,222
Accounts payable and accrued liabilities, related parties	65	304,943

Total Current Liabilities	37,535	1,051,165

STOCKHOLDERS’ DEFICIT:
Common stock: $.0001 par value, 450,000,000 shares authorized; 409,202,970 and 62,883,000 issued and outstanding at May 31, 2015 and February 28, 2015, respectively	40,920	6,288
Additional paid-in capital	3,875,029	2,697,541
Accumulated deficit	(3,943,103)	(3,748,088)

Total Stockholders’ Deficit	(27,154)	(1,044,259)

Total Liabilities and Stockholders’ Deficit	$10,381	$6,906

See accompanying condensed notes to unaudited financial statements.

QUINT MEDIA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	May 31,
	2015	2014

REVENUES	$-	$66

OPERATING EXPENSES:
Professional fees	15,332	34,938
Website amortization	-	17,440
General and administrative expenses	7,044	31,947

Total Operating Expenses	22,376	84,325

LOSS FROM OPERATIONS	(22,376)	(84,259)

OTHER EXPENSE:
Debt settlement loss, net	(167,090)	-
Interest expense	(5,549)	(8,817)

Total Other Expense	(172,639)	(8,817)

NET LOSS	$(195,015)	$(93,076)

NET LOSS PER COMMON SHARE:
Net loss per common share - basic and diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	371,559,495	62,883,000

See accompanying condensed notes to unaudited financial statements.

QUINT MEDIA, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MAY 31, 2015

(Unaudited)

					Total
	Common Stock		Additional	Accumulated	Stockholders’
	# of Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, February 28, 2015	62,883,000	$6,288	$2,697,541	$(3,748,088)	$(1,044,259)

Shares issued for debt settlement	346,319,970	34,632	1,177,488		1,212,120

Net loss	-	-	-	(195,015)	(195,015)

Balance, May 31, 2015 (Unaudited)	409,202,970	$40,920	$3,875,029	$(3,943,103)	$(27,154)

See accompanying condensed notes to unaudited financial statements.

QUINT MEDIA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	May 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(195,015)	$(93,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	-	17,440
Loss on debt settlement, net	167,090	-
Premium accretion - related parties	4,286	-
Change in operating assets and liabilities:
Prepaid expenses and other assets	97	4,839
Accounts payable and accrued liabilities	10,167	(9,054)
Accounts payable and accrued liabilities - related parties	(3,053)	751

NET CASH USED IN OPERATING ACTIVITIES	(16,428)	(79,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	10,000	-
Proceeds from issuance of related party promissory notes	10,000	75,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,000	75,000

NET INCREASE (DECREASE) IN CASH	3,572	(4,100)

CASH, beginning of year	6,809	12,957

CASH, end of period	$10,381	$8,857

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing activities:
Issuance of common shares for debt and account payable and accrued liabilities	$1,038,960	$-

See accompanying condensed notes to unaudited financial statements.

QUINT MEDIA INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

MAY 31, 2015

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Quint Media Inc. (formerly PediatRx Inc.) (the “Company,” “Quint,” “we,” “us” or “our”) was incorporated under the laws of the State of Nevada on March 18, 2005. From the date of its acquisition of Granisol® (granisetron #C1) oral solution, on July 23, 2010, until early fiscal year 2014, Quint engaged in the pharmaceutical business. During the fiscal year ending February 28, 2014, Quint decided to divest itself of the balance of its pharmaceutical assets and engage in the digital media business, which encompasses social discovery aspects of the internet, primarily through an engagement website with mobile and tablet applications.

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

NOTE 2 - BASIS OF PRESENTATION, GOING CONCERN AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation of interim financial statements

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed financial statements for Quint Media Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements These unaudited condensed financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the years ended February 28, 2015 and 2014 included in the Company’s annual report on Form 10-K.

Going concern

These unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company had a net loss $195,015 and $93,076 for the three months ended May 31, 2015 and 2014, respectively, and net cash used in operations of $16,428 and $79,100 for the three months ended May 31, 2015 and 2014, respectively. Additionally, the Company had an accumulated deficit, a stockholders’ deficit and a working capital deficit of $3,943,103, $27,154 and $27,154, respectively, at May 31, 2015, and no revenue for the three months ended May 31, 2015. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending February 28, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of May 31, 2015, the Company was in the process of transitioning to its new operating business and expects to incur operating losses for the next 12 months as it moves forward. This new operating business encompasses entrance into the social discovery aspects of the internet; primarily development of an engagement website with mobile and tablet application. The Company may also seek merger or acquisition candidates. (See Note 7)

Use of estimates

The preparation of the unaudited condensed financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three months ended May 31, 2015 and 2014 include the valuation of deferred tax assets, valuation of embedded conversions features on notes payable and assumptions used in assessing impairment of long-term assets.

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

	May 31, 2015	February 28, 2015
Total stock warrants	375,000	375,000

Recent accounting pronouncements

The Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” ASU 2014-12 requires that a performance target under stock-based compensation arrangements that could be achieved after the service period is treated as a performance condition and not reflected in the grant-date fair value of the award. Rather, the related compensation cost should be recognized when it becomes probable that the performance targets will be achieved. ASU 2014-12 is effective beginning with our Fiscal 2017, with early adoption and retrospective application permitted. We do not expect that ASU 2014-12 will have a significant impact on our consolidated financial statements.

In August 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, that will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. This standard is effective for public entities for annual periods ending after December 15, 2016. Earlier application of this standard is permitted. This standard is not expected to have a material effect on our financial position, results of operations and cash flows.

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

NOTE 3 - WEBSITE AND WEBSITE DEVELOPMENT COSTS

Websites acquired and website development costs were being amortized on a straight-line method over the estimated useful life of five years. In November 2014, the Company assessed its long-lived assets for any impairment and concluded that there were indicators of impairment as of November 30, 2014 and the Company calculated that the estimated undiscounted cash flows were less than the carrying amount of the intangible asset. Based on the Company’s analysis, the Company recognized an impairment loss of $279,040 for the year ended February 28, 2015 which reduced the value of intangible assets acquired to $0. The Company did not record any impairment charge on website and website development costs during the three months ended May 31, 2015 or 2014. For the three months ended May 31, 2015 and 2014, amortization expense related to these costs amounted to $0 and $17,440, respectively.

NOTE 4 - SHORT-TERM NOTES PAYABLE

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

In connection with this debt settlement, for the three months ended May 31, 2015, the Company recorded debt settlement expense of $173,160. Additionally, remaining liabilities of $6,070 due to the Company’s CEO and a Company controlled by him was forgiven by him in March 2015, resulting in a gain on settlement of $6,070.

Accrued interest on promissory notes payable totaled $0 and $117,007 at May 31, 2015 and February 28, 2015, respectively, and is included in accounts payable and accrued liabilities on the accompanying balance sheets.

At May 31, 2015 and February 28, 2015, short-term notes payables consisted of the following:

	May 31, 2015	February 28, 2015
Unsecured promissory note dated June 15, 2009, originally bearing interest at 5% per annum on the principal balance of $50,000, was originally due on June 15, 2011. Effective May 18, 2011 this promissory note was amended and the maturity date of the note was extended until February 28, 2013. The promissory note became past due on February 28, 2013 and the principal amount or such portion thereof as shall remain outstanding from time to time accrued simple interest, calculated monthly in arrears, at a rate of 12% per annum commencing on the date of the promissory note and payable at maturity. Effective September 1, 2013, this promissory note was again amended whereby the maturity date of the note was extended until June 30, 2014 and the interest rate was reduced to 7%. On March 10, 2015, this note and all accrued interest were settled by the issuance of the Company’s common stock.	$-	$50,000

Unsecured promissory note dated May 6, 2011, originally bearing interest at 5% per annum on the principal balance of $250,000, was originally due on February 28, 2013. The promissory note became past due on February 28, 2013 and the principal amount or such portion thereof as shall remain outstanding from time to time accrued simple interest, calculated monthly in arrears, at a rate of 12% per annum commencing on the date of the promissory note and payable at maturity. Effective September 1, 2013, this promissory note was again amended whereby the maturity date of the note was extended until June 30, 2014 and the interest rate was reduced to 7%. On March 10, 2015, this note and all accrued interest were settled by the issuance of the Company’s common stock.	-	250,000

Unsecured promissory note dated September 24, 2013, bearing interest at 7% per annum on the principal balance of $100,000 and due on June 30, 2014. On March 10, 2015, this note and all accrued interest were settled by the issuance of the Company’s common stock.	-	100,000

Unsecured promissory note dated February 13, 2014, bearing interest at 7% per annum on the principal balance of $50,000 and due on February 13, 2015. On March 10, 2015, this note and all accrued interest were settled by the issuance of the Company’s common stock.	-	50,000

Unsecured promissory note dated March 31, 2014, bearing interest at 7% per annum on the principal balance of $75,000 and due on March 31, 2015. On March 10, 2015, this note and all accrued interest were settled by the issuance of the Company’s common stock.	-	75,000

Unsecured promissory note dated July 15, 2014, bearing interest at 7% per annum on the principal balance of $100,000 and due on March 31, 2015. On March 10, 2015, this note and all accrued interest were settled by the issuance of the Company’s common stock.	-	100,000

Total short-term notes payable	$-	$625,000

NOTE 5 - STOCKHOLDERS’ EQUITY

On March 10, 2015, the Company issued 346,319,970 common shares in settlement of certain liabilities (see Note 4).

NOTE 6 - RELATED-PARTY TRANSACTIONS

Consulting agreements

On May 29, 2013, the Company entered into a consulting agreement with Flawsome, whereby Flawsome agreed to provide certain services, including general management, product management, requirements engineering, quality management, project management, design creation, development team lead, deployment management, content management, reporting services, web development, mobile development, basic content creation, server hosting and monitoring and update services. The agreement expired December 31, 2013, but is continuing on a month-to-month basis. During the three months ended May 31, 2015 and 2014, respectively, the Company did not capitalize any web development costs contracted through Flawsome related to the “Exley.com” website and did not expense any website management expenses. As of May 31, 2015 and February 28, 2015, the Company owed $0 and $182,900 to Flawsome, respectively.

As of May 31, 2015 and February 28, 2015, respectively, the Company owed $0 and $15,000 for consulting services to a director and $0 and $75,123 to a Company whose shareholder is a director of the Company. Additionally, the Company owed $0 and $731,920 to an officer for expenses paid on behalf of the Company as of May 31, 2015 and February 28, 2015, respectively. The payables do not bear interest.

Convertible notes payable – related parties

On April 27, 2015, the Company issued a two promissory notes to related party principal shareholders, ACV and Leone, in the aggregate amount of $10,000 ($5,000 each investor). The promissory notes are payable in full at maturity on September 10, 2015, and the principal amounts or such portion thereof as shall remain outstanding from time, to time accrues simple interest, calculated monthly, at a rate of 8% per annum commencing on the date of the promissory notes. The holders of the Notes have an option to convert all or any portion of the accrued interest and unpaid principal balance of the Notes into the common stock of the Company or its successors, at 70% of the lowest bid price of the common stock for any of the ten previous trading days of conversion date. Pursuant to ASC Topic 480, “Distinguishing Liabilities from Equity” since this convertible note had fixed conversion percentages of 70% of the stock price, the Company determined it had a fixed monetary settlement amount. Accordingly, at May 31, 2015, the Company recorded a premium and related interest expense amounting to $4,286 on the accompanying balance sheet since these convertible notes are convertible at a fixed monetary amount valued at $14,286. At May 31, 2015, principal amount due under these convertible notes amounted to $10,000. On June 17, 2015, the Note holders fully converted this note and all unpaid interest into shares of the Company’s common stock. Accordingly, on the date of conversion, the premium of $4,286 was reclassified to additional paid-in capital. (See Note 7)

Advances payable – related parties

On March 10, 2015, ACV and Leone advanced an aggregate of $10,000 to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand.

NOTE 7 - SUBSEQUENT EVENTS

Share Exchange Agreement

On June 23, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with OncBioMune, Inc. (“ONC”) and the shareholders of ONC. Pursuant to the Exchange Agreement, the Company agreed to acquire up to 47,000,000 of the issued and outstanding shares of ONC, representing 100% of ONC’s issued and outstanding common stock, from the ONC shareholders in exchange for the issuance of one share of the Company’s common stock and 0.0212765957446809 of the Company’s Series A preferred stock for each share of ONC’s common stock (the “Exchange”), after giving effect to a 1-for-138.73502066667 (or such other number that will result in the reduction of the number of issued and outstanding shares of Company common stock, prior to closing, to 3,000,000 shares) reverse stock split (the “Reverse Stock Split”) and other transactions provided for in the Exchange Agreement. Fractional shares will not be issued as a result of the Reverse Stock Split. Rather, fractional shares will be rounded up to the next whole share.

On the closing date of the Exchange, the ONC shareholders will become shareholders of the Company and ONC will become a subsidiary of the Company. Immediately after the Exchange and the Reverse Stock Split, 47,000,000 shares of the Company’s common stock, representing 94% of the outstanding common stock, will be owned by the ONC shareholders. In addition, at closing, the Company will designate 1,000,000 shares of Series A preferred stock. Each share of Series A preferred stock will be entitled to 500 votes on all matters that come before shareholders for a vote. Immediately after the Exchange and the Reverse Stock Split, 1,000,000 shares of the Company’s Series A preferred stock, representing 100% of the Series A preferred shares, will be owned by the ONC shareholders. For federal income tax purposes, it is intended that the Exchange qualify as a reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The consummation of the transactions contemplated by the Exchange Agreement is subject to certain customary conditions, including, among others, the accuracy of the representations and warranties. In addition, the Exchange Agreement is subject to the following closing conditions:

1.	The Company’s board of directors shall have approved the Exchange.

2.	The Company’s board of directors shall have approved the Reverse Stock Split.

3.	The Company’s board of directors shall have approved the Company’s name change to OncBioMune Pharmaceuticals, Inc., and

4.	The Company shall have designated 1,000,000 shares of Series A preferred stock, with each share being entitled to 500 votes on all matters submitted to the Company’s stockholders for a vote.

The Exchange is expected to close no later than August 31, 2015, but in no event before the Exchange Agreement has been signed by shareholders of ONC holding 100% of ONC’s outstanding common stock.

The Exchange Agreement may be terminated by each of the ONC shareholders or by the Company only (a) in the event that the Company or ONC do not meet the conditions precedent set forth in the Exchange Agreement, or (b) if the closing of the Exchange has not occurred by August 31, 2015.

Convertible notes payable – related parties

In June 2015, the Company issued four promissory notes to related party principal shareholders, ACV and Leone, in the aggregate amount of $9,000 ($4,500 each investor). The promissory notes are payable in full at maturity on September 10, 2015, and the principal amounts or such portion thereof as shall remain outstanding from time to time, accrues simple interest, calculated monthly, at a rate of 8% per annum commencing on the date of the promissory notes. The holders of the Notes have an option to convert all or any portion of the accrued interest and unpaid principal balance of the Notes into the common stock of the Company or its successors, at 70% of the lowest bid price of the common stock for any of the ten previous trading days of conversion date. Pursuant to ASC Topic 480, “Distinguishing Liabilities from Equity” since these convertible notes had fixed conversion percentages of 70% of the stock price, the Company determined it had a fixed monetary settlement amount. Accordingly, in June 2015, the Company recorded a premium and related interest expense amounting to $3,857 since these convertible notes are convertible at a fixed monetary amount of $12,857. On June 17, 2015, the Note holders fully converted these notes and all unpaid interest into shares the Company’s common stock. Accordingly, on the date of conversion, the premium of $3,857 was reclassified to additional paid-in capital.

Shares issued for debt conversions

On June 17, 2015, the Company entered into a debt settlement agreement (the “Debt Settlement Agreement”) with Leone and ACV and together with Leone, the “Holders”). Pursuant to the Debt Settlement Agreement, the Company and the Holders agreed to settle all of the outstanding debt owed under certain promissory notes to the Holders, and the Holders agreed to convert their respective portions of the debt into shares of restricted common stock of the Company at a conversion price of $0.003 per share. The Company agreed to issue an aggregate of 6,377,093 shares of common stock in settlement of $19,132 of debt owed by the Company, as follows:

a.	3,188,546 shares to Leone, in settlement of an aggregate of $9,500 in principal and approximately $66 of accrued and unpaid interest pursuant to two promissory notes; and

b.	3,188,546 shares to ACV, in settlement of an aggregate of $9,500 in principal and approximately $66 of accrued and unpaid interest pursuant to two promissory notes.

Dietrich Share Grant

On June 17, 2015, the Company’s Board of Directors granted to Constantin Dietrich, the Company’s President and Chief Executive Officer, 625,000 shares of the Company’s common stock in exchange for services rendered by Mr. Dietrich to the Company in his capacity as President and Chief Executive Officer. The shares were valued at the quoted trading price of $0.007 per share or total of $4,375 which was expensed immediately.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended February 28, 2015, as filed with the SEC on May 29, 2015.

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

Recent Developments

Share Exchange Agreement

On June 23, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with OncBioMune, Inc. (“ONC”) and the shareholders of ONC. Pursuant to the Exchange Agreement, the Company agreed to acquire up to 47,000,000 of the issued and outstanding shares of ONC, representing 100% of ONC’s issued and outstanding common stock, from the ONC shareholders in exchange for the issuance of one share of the Company’s common stock and 0.0212765957446809 of the Company’s Series A preferred stock for each share of ONC’s common stock (the “Exchange”), after giving effect to a 1-for-138.73502066667 (or such other number that will result in the reduction of the number of issued and outstanding shares of Company common stock, prior to closing, to 3,000,000 shares) reverse stock split (the “Reverse Stock Split”) and other transactions provided for in the Exchange Agreement. Fractional shares will not be issued as a result of the Reverse Stock Split. Rather, fractional shares will be rounded up to the next whole share.

On the closing date of the Exchange, the ONC shareholders will become shareholders of the Company and ONC will become a subsidiary of the Company. Immediately after the Exchange and the Reverse Stock Split, 47,000,000 shares of the Company’s common stock, representing 94% of the outstanding common stock, will be owned by the ONC shareholders. In addition, at closing, the Company will designate 1,000,000 shares of Series A preferred stock. Each share of Series A preferred stock will be entitled to 500 votes on all matters that come before shareholders for a vote. Immediately after the Exchange and the Reverse Stock Split, 1,000,000 shares of the Company’s Series A preferred stock, representing 100% of the Series A preferred shares, will be owned by the ONC shareholders. For federal income tax purposes, it is intended that the Exchange qualify as a reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

The consummation of the transactions contemplated by the Exchange Agreement is subject to certain customary conditions, including, among others, the accuracy of the representations and warranties. In addition, the Exchange Agreement is subject to the following closing conditions:

1.	The Company’s board of directors shall have approved the Exchange.

2.	The Company’s board of directors shall have approved the Reverse Stock Split.

3.	The Company’s board of directors shall have approved the Company’s name change to OncBioMune Pharmaceuticals, Inc., and

4.	The Company shall have designated 1,000,000 shares of Series A preferred stock, with each share being entitled to 500 votes on all matters submitted to the Company’s stockholders for a vote.

The Exchange is expected to close no later than August 31, 2015, but in no event before the Exchange Agreement has been signed by shareholders of ONC holding 100% of ONC’s outstanding common stock.

The Exchange Agreement may be terminated by each of the ONC shareholders or by the Company only (a) in the event that the Company or ONC do not meet the conditions precedent set forth in the Exchange Agreement, or (b) if the closing of the Exchange has not occurred by August 31, 2015.

ONC is headquartered in Baton Rouge, Louisiana and was founded in 2005. ONC is a biotechnology company specializing in innovative cancer treatment therapies. It has proprietary rights to a breast and prostate patent vaccine, as well as a process for the growth of cancer tumors. ONC’s mission is to improve the overall patient condition through innovative bio immunotherapy with proven treatment protocols, to lower deaths associated with cancer and reduce the cost of cancer treatment. ONC’s technology is safe, and utilizes clinically research proven methods of treatment to provide optimal success of patient recovery.

ONC was established to potentiate the commercial opportunities being derived from the scientific research and development of the proponents’ cancer treatments to pursue licensing and/or acquisition of its therapies and proprietary technologies. The Company’s founders, Robert L. Elliott, MD, and Jonathan F. Head, PhD, have conducted their activities in association with the Elliott-Elliott-Head Breast Cancer Research and Treatment Center, a proponent related entity, in Baton Rouge, Louisiana, where an average of 40 patients are treated daily.

ONC’s current product portfolio consists of three target therapies and a vaccine platform that allows the company to create a therapeutic vaccine for any solid tumor cancer. The vaccine platform has treated over 300 patients with no toxicity.

Through the transaction with Quint Media, ONC plans to further develop its proprietary cancer technologies. ONC is currently in the planning stage of a Phase 2 clinical trial of the company’s lead product, ProscaVax®. The trial will be under the direction of Glenn Bubley, MD and the lead site will be Harvard’s Beth Israel Deaconess Medical Center, with additional other hospitals in the Harvard Health System. The trial will expand the results that ONC found in its Phase 1 in a different patient population. ONC will file a new drug application after the completion of the Phase 2.

In addition to the funding of the development of ProscaVax®, the Exchange will also help ONC finance the development of its other proprietary technologies, such as the paclitaxel-albumin conjugate that ONC plans to file an orphan drug indication within the next two years.

Convertible Notes and Related Debt Settlement Agreement

On April 27, 2015, we issued two promissory notes to related party principal shareholders, ACV and Leone, in the aggregate amount of $10,000 ($5,000 each investor). The promissory notes are payable in full at maturity on September 10, 2015, and the principal amounts or such portion thereof as shall remain outstanding from time to time accrues simple interest, calculated monthly, at a rate of 8% per annum commencing on the date of the promissory notes. The holders of the Notes have an option to convert all or any portion of the accrued interest and unpaid principal balance of the Notes into the common stock of the Company or its successors, at 70% of the lowest bid price of the common stock for any of the ten previous trading days of conversion date.

In June 2015, we issued four promissory notes to related party principal shareholders, ACV and Leone, in the aggregate amount of $9,000 ($4,500 each investor). The promissory notes are payable in full at maturity on September 10, 2015, and the principal amounts or such portion thereof as shall remain outstanding from time to time accrues simple interest, calculated monthly, at a rate of 8% per annum commencing on the date of the promissory notes. The holders of the Notes have an option to convert all or any portion of the accrued interest and unpaid principal balance of the Notes into the common stock of the Company or its successors, at 70% of the lowest bid price of the common stock for any of the ten previous trading days of conversion date.

On June 17, 2015, the Company entered into a debt settlement agreement (the “Debt Settlement Agreement”) Leone and ACV and together with Leone, the “Holders”). Pursuant to the Debt Settlement Agreement, the Company and the Holders agreed to settle all of the outstanding debt owed under certain promissory notes to the Holders, and the Holders agreed to convert their respective portions of the debt into shares of restricted common stock of the Company at a conversion price of $0.003 per share. The Company agreed to issue an aggregate of 6,377,093 shares of common stock in settlement of $19,131.28 of debt owed by the Company, as follows:

a.	3,188,546 shares to Leone, in settlement of an aggregate of $9,500.00 in principal and approximately $65.64 of accrued and unpaid interest pursuant to two promissory notes; and

b.	3,188,546 shares to ACV, in settlement of an aggregate of $9,500.00 in principal and approximately $65.64 of accrued and unpaid interest pursuant to two promissory notes.

Dietrich Share Grant

On June 17, 2015, the Company’s Board of Directors granted to Constantin Dietrich, the Company’s President and Chief Executive Officer, 625,000 shares of the Company’s common stock in exchange for $4,375 in services previously rendered by Mr. Dietrich to the Company in his capacity as President and Chief Executive Officer.

Results of Operations

Revenues

During the three months ended May 31, 2015 and 2014, we generated revenue of $0 and $66, respectively.

Operating Expenses

During the three months ended May 31, 2015, we incurred operating expenses totaling $22,376 compared with $84,325 for the three months ended May 31, 2014. The decrease of $61,949 in operating expenses is mainly attributable to a reduction of professional fees of $19,606 related to a reduction in consulting fees, a decrease in website amortization of $17,440 dues to the impairment of capitalized website costs in fiscal 2015, and a reduction of general and administrative expenses of $24,903 due to cost cutting measures.

Other Expenses

During the three months ended May 31, 2015, we incurred interest expense of $5,549 as compared with $8,817 for the three months ended May 31, 2014. The increase was due to a decrease in outstanding short-term notes payable which were converted to common stock in March 2015.

During the three months ended May 31, 2015, we recognized a loss from debt settlement expense of $167,090. In connection with this debt settlement discussed elsewhere in this report, for the three months ended May 31, 2015, we recorded debt settlement expense of $173,160. Additionally, remaining liabilities of $6,070 due to the Company’s CEO and a Company controlled by him was forgiven by him in March 2015. We did not incur such expense during the 2014 period.

Net Loss

During the three months ended May 31, 2015, we realized a net loss of $195,015, or $(0.00) per common share as compared with a net loss of $93,076 or $(0.00) per common share for the three months ended May 31, 2014.

Liquidity and Capital Resources

Our financial condition at May 31, 2015 and February 28, 2015 for the respective items are summarized below. We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Capital Deficit

	May 31, 2015	February 28, 2015

Current Assets	$10,381	$6,906
Current Liabilities	(37,535)	(1,051,165)
Working Capital Deficit	$(27,154)	$(1,044,259)

From February 28, 2015 to May 31, 2015, our working capital deficit decreased by $1,017,105, mainly due to the conversion of debt of approximately $1,039,000 to equity.

Cash Flows

	Three Months Ended May 31, 2015	Three Months Ended May 31, 2014
Cash used in operating activities	$(16,428)	$(79,100)
Cash used in investing activities	-	-
Cash provided by (used in) financing activities	20,000	(75,000)
Net increase (decrease) in cash and cash equivalents	$3,572	$(4,100)

Cash Used in Operating Activities

Our cash used in operating activities for the three months ended May 31, 2015, compared to our cash used in operating activities for the three months ended May 31, 2014, decreased by $62,672, mainly due to a decrease in net operating expenses.

Cash Provided By Financing Activities

Our cash provided by financing activities for the three months ended May 31, 2015 was $20,000 compared to $75,000 for the three months ended May 31, 2014, a decrease of $55,000 due to a decrease in funds borrowed during the respective period.

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

Going Concern

Our unaudited financial statements and information for the period ended May 31, 2015 have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated limited revenues to date, had a net loss of $195,015 for the three months ended May 31, 2015, and had a stockholders deficit, accumulated deficit and working capital deficit of $27,154, $3,943,103 and $27,154 at May 31, 2015, respectively. We cannot provide any assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

On May 31, 2015, we had cash and cash equivalents of $10,381. Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for more than 12 months. If we are unable to raise additional capital in the near future, we expect that we will need to curtail operations, liquidate any assets that we might own, seek additional capital on less favorable terms and/or pursue other remedial measures. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of May 31, 2015, our disclosure controls and procedures were not effective.

The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex accounting and financial reporting issues, and (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems. Until such time as we expand our staff to include additional accounting personnel and hire a full time chief financial officer, it is likely we will continue to report material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended May 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our annual report on Form 10-K for the year ended February 28, 2015.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form 10-SB filed with the SEC on September 8, 2006).

3.2	Certificate of Change (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on September 15, 2008).

3.3	Articles of Merger (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on December 28, 2010).

3.4	Certificate of Change effective August 7, 2013 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on August 8, 2013).

3.5	Articles of Merger dated effective August 7, 2013 (incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed with the SEC on August 8, 2013).

3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on November 1, 2013).

10.1	Form of promissory note dated June 15, 2009 (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q filed with the SEC on June 16, 2009).

10.2	Form of Promissory Note dated July 26, 2010 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8- K filed with the SEC on July 29, 2010).

10.3	Form of Promissory Note dated September 16, 2010 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8- K filed with the SEC on September 28, 2010).

10.4+	2011 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8- K filed with the SEC on February 22, 2011).

10.5	Form of Promissory Note Amendment dated May 18, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8- K filed with the SEC on May 18, 2011).

10.6	Form of Promissory Note Amendment dated May 23, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8- K filed with the SEC on May 23, 2011).

10.7	Form of $50,000 Promissory Note Amendment dated April 19, 2012(incorporated by reference to Exhibit 4.2 to the registrant’s annual report on Form 10-K for the fiscal year ended February 29, 2012 filed with the SEC on May 18, 2012).

10.8	Form of $250,000 Promissory Note Amendment dated April 19, 2012 (incorporated by reference to Exhibit 4.3 to the registrant’s annual report on Form 10-K for the fiscal year ended February 29, 2012 filed with the SEC on May 18, 2012).

10.9	Termination Agreement dated June 27, 2012 with Apricus Biosciences, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on June 28, 2012).

10.10	Form of $200,000 Promissory Note Amendment dated July 25, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on July 27, 2012).

10.11	Form of $50,000 Promissory Note Amendment dated July 25, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on July 31, 2012).

10.12	Form of $250,000 Promissory Note Amendment dated July 25, 2012 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on July 31, 2012).

10.13	Web Site Asset Purchase Agreement dated May 17, 2013 between Lakefield Media Holding AG, Flawsome XLerator GmBH and Pediatrix Inc. (incorporated by reference to Exhibit 10.49 to the registrant’s annual report on Form 10-K for the fiscal year ended February 28, 2013 filed with the SEC on June 28, 2013).

10.14	Consulting Agreement dated May 29, 2013 with Flawsome XLerator GmBH (incorporated by reference to Exhibit 10.50 to the registrant’s annual report on Form 10-K for the fiscal year ended February 28, 2013 filed with the SEC on June 28, 2013).

10.15	Form of Private Placement Subscription Agreement including Form of Promissory Note (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on September 26, 2013).

10.16	Form of Promissory Note Amendment dated August 31, 2013 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on September 26, 2013).

10.17	Form of Promissory Note Amendment dated August 31, 2013 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the SEC on September 26, 2013).

10.18	Form of Private Placement Subscription Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on December 2, 2013).

10.19	Form of Warrant Certificate (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with SEC on December 2, 2013).

10.20	Form of subscription agreement with promissory note attached (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on February 18, 2014).

10.21	Form of subscription agreement with promissory note attached (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on April 4, 2014).

10.22	Form of subscription agreement with promissory note attached (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended May 31, 2014, filed with the SEC on July 21, 2014).

10.23	Form of subscription agreement with promissory note attached (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended August 31, 2014, filed with the SEC on October 14, 2014).

10.24	Debt Settlement Agreement dated March 10, 2015 by and between Quint Media Inc., Leone Group, LLC, American Capital Ventures, Inc., Georgia Georgopoulos, Catherin Cozias and Trels Investments, Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on March 16, 2015).

10.25	Share Exchange Agreement dated as of June 23, 2015 by and among Quint Media Inc., OncBioMune, Inc. and the shareholders of OncBioMune, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on June 24, 2015).

10.26	Debt Settlement Agreement dated June 17, 2015 by and among Leone Group, LLC, American Capital Ventures, Inc. and Quint Media Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on June 24, 2015).

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

+ Management contract or other compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

QUINT MEDIA INC.

Dated: July 20, 2015	By:	/s/ Constantin Dietrich
Constantin Dietrich
President, Chief Executive Officer, Chief Financial Officer,
Secretary and Treasurer (principal executive officer,
principal financial officer and principal accounting officer)

