Form 10-Q
period 2015-08-31
OncBioMune Pharmaceuticals, Inc
filed 2015-10-20
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 000-52218

ONCBIOMUNE PHARMACEUTICALS, INC

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-2590810
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

311 S. Division St. Carson City, NV	89703
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (225) 227-2384

330 Clematis Street, Suite 217

West Palm Beach, Florida 33401

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 52,841,712 shares as of October 19, 2015.

ONCBIOMUNE PHARMACEUTICALS, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONCBIOMUNE PHARMACEUTICALS, INC.

(FORMERLY QUINT MEDIA, INC.)

CONDENSED BALANCE SHEETS

	August 31, 2015	February 28, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,554	$6,809
Prepaid expenses and other current assets	-	97

Total Current Assets	4,554	6,906

TOTAL ASSETS	$4,554	$6,906

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Short-term notes payable	$-	$625,000
Advances payable - related parties	10,000	-
Accounts payable and accrued liabilities	4,600	121,222
Accounts payable and accrued liabilities, related parties	-	304,943

Total Current Liabilities	14,600	1,051,165

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 20,000,000 authorized Series A Preferred stock ($0.0001 Par Value; 1,000,000 Shares Authorized; none issued and outstanding at August 31, 2015 and February 28, 2015)	-	-
Common stock: $.0001 par value, 500,000,000 shares authorized; 4,493,372 and 451,639 issued and outstanding at August 31, 2015 and February 28, 2015, respectively	450	45
Additional paid-in capital	5,394,187	2,703,784
Accumulated deficit	(5,404,683)	(3,748,088)

Total Stockholders’ Deficit	(10,046)	(1,044,259)

Total Liabilities and Stockholders’ Deficit	$4,554	$6,906

See accompanying notes to condensed unaudited financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC.

(FORMERLY QUINT MEDIA, INC.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	August 31,		August 31,
	2015	2014	2015	2014

REVENUES	$-	$8	$-	$74

OPERATING EXPENSES:
Professional fees	9,119	28,212	24,451	63,150
Compensation expense	159,414	-	159,414	-
Website amortization	-	17,440	-	34,880
General and administrative expenses	5,120	52,408	12,164	84,355

Total Operating Expenses	173,653	98,060	196,029	182,385

LOSS FROM OPERATIONS	(173,653)	(98,052)	(196,029)	(182,311)

OTHER EXPENSE:
Debt settlement loss, net	-	-	(167,090)	-
Gain on derivative liability	10,766	-	10,766	-
Interest expense	(1,298,693)	(10,414)	(1,304,242)	(19,231)

Total Other Expense	(1,287,927)	(10,414)	(1,460,566)	(19,231)

NET LOSS FROM CONTINUING OPERATIONS	(1,461,580)	(108,466)	(1,656,595)	(201,542)

INCOME FROM DISCONTINUED OPERATIONS	-	109,449	-	109,449

NET INCOME (LOSS)	$(1,461,580)	$983	$(1,656,595)	$(92,093)

NET (LOSS) INCOME PER COMMON SHARE - Basic and Diluted:
Loss from continuing operations	$(0.48)	$(0.24)	$(0.58)	$(0.45)
Income from discontinued operations	-	0.24	-	0.24

NET LOSS PER COMMON SHARE	$(0.48)	$0.00	$(0.58)	$(0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	3,048,563	451,639	2,858,610	451,639

See accompanying notes to condensed unaudited financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC.

(FORMERLY QUINT MEDIA, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	August 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,656,595)	$(92,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	-	34,880
Stock based compensation	159,415
Interest expense	1,284,130
Gain on derivative liability	(10,766)
Loss on debt settlement, net	167,090	-
Premium accretion - related parties	18,909	-
Change in operating assets and liabilities:
Prepaid expenses and other assets	97	453
Accounts payable and accrued liabilities	1,583	(1,647)
Accounts payable and accrued liabilities - related parties	(3,118)	18,454

NET CASH USED IN CONTINUING OPERATIONS	(39,255)	(39,953)

Net cash provided by (used in) discontinued operations	-	(109,449)

NET CASH USED IN OPERATING ACTIVITIES	(39,255)	(149,402)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	18,000	-
Proceeds from issuance of related party promissory notes	19,000	175,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	37,000	175,000

NET INCREASE (DECREASE) IN CASH	(2,255)	25,598

CASH, beginning of year	6,809	12,957

CASH, end of period	$4,554	$38,555

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$5	$-
Income taxes	$-	$-

Non-cash investing activities:
Issuance of common shares for debt and account payable and accrued liabilities	$1,084,869	$-

See accompanying notes to condensed unaudited financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC.

(FORMERLY QUINT MEDIA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

August 31, 2015

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

OncBioMune Pharmaceuticals, Inc. (formerly Quint Media Inc.) (the “Company,” “we,” “us” or “our”) was incorporated under the laws of the State of Nevada on March 18, 2005, as PediatRx, Inc. From July 23, 2010 until early fiscal year 2014, the Company engaged in the pharmaceutical business. During the fiscal year ending February 28, 2014, the Company decided to divest itself of the balance of its pharmaceutical assets and engage in the digital media business, which encompasses social discovery aspects of the internet, primarily through an engagement website with mobile and tablet applications.

On June 22, 2015 and amended and effective on September 2, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with OncBioMune, Inc. (“ONC”) and the shareholders of ONC. Pursuant to the Exchange Agreement, the Company acquired 100% of ONC’s issued and outstanding common stock from the ONC shareholders in exchange for the issuance of 47,000,000 shares of the Company’s common stock, representing 91.3% of the outstanding common stock, and 1,000,000 shares of the Company’s Series A Preferred Stock, representing 100% of the outstanding series A Preferred Stock, (the “Exchange”), after giving effect to a 1-for-139.2328 reverse stock split (the “Reverse Stock Split”) which resulted in 3,000,041 common shares outstanding prior to the Exchange. Accordingly, the ONC shareholders became shareholders of the Company and ONC became a subsidiary of the Company. The Exchange has been accounted for as a reverse-merger and recapitalization since the stockholders of ONC obtained voting and management control of the Company. ONC is the acquirer for financial reporting purposes and the Company is acquired company. All share and per share data in the accompanying financial statements have been prospectively restated to reflect the effect of the Reverse Stock Split.

ONC was formed under the laws of the State of Louisiana in March 2005 and is a biotechnology company specializing in innovative cancer treatment therapies. ONC has proprietary rights to a breast and prostate patent vaccine, as well as a process for the growth of cancer tumors. ONC’s mission is to improve the overall patient condition through innovative bio immunotherapy with proven treatment protocols, to lower deaths associated with cancer and reduce the cost of cancer treatment. ONC’s technology is safe, and utilizes clinically research proven methods of treatment to provide optimal success of patient recovery.

On August 12, 2015, the Company filed amended and restated Articles of Incorporation with the Nevada Secretary of State which:

a.	changed the Company’s name to OncBioMune Pharmaceuticals, Inc.,

b.	amended the authorized shares of the Company to 520,000,000, of which 500,000,000 shares are common stock, with a par value of $0.0001 per share (“Common Stock”), and 20,000,000 shares are preferred stock, with a par value of $0.0001 per share (“Preferred Stock”), and

c.	effected the Reverse Stock Split, which became effective on August 27, 2015.

On August 20, 2015, the Company filed the Certificate of Designation with the Nevada Secretary of State, designating 1,000,000 shares of the authorized 20,000,000 Preferred Stock as Series A Preferred Stock (“Series A Preferred Stock”). Each holder of Series A Preferred Stock shall be entitled to 500 votes for each share of Series A Preferred Stock held as of the applicable date on any matter that is submitted to a vote or for the consent of the stockholders of the Company. The holders of Series A Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth in the Certificate of Designation) for taking any corporate action.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation of interim financial statements

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements These unaudited condensed financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the years ended February 28, 2015 and 2014 included in the Company’s annual report on Form 10-K.

ONCBIOMUNE PHARMACEUTICALS, INC.

(FORMERLY QUINT MEDIA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

August 31, 2015

(Unaudited)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Going concern

These unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed financial statements, the Company had a net loss $1,461,580 and a net income of $983 for the three months ended August 31, 2015 and 2014, respectively, and a net loss of $1,656,595 and $92,093 for the six months ended August 31, 2015 and 2014, respectively. The net cash used in operations were $39,255 and $149,402 for the six months ended August 31, 2015 and 2014, respectively. Additionally, the Company had an accumulated deficit, a stockholders’ deficit and a working capital deficit of $5,404,683, $10,046 and $10,046, respectively, at August 31, 2015, and no revenue for the six months ended August 31, 2015. Effective September 2, 2015, the Company entered into the exchange Agreement which changed the nature of its business and management. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending February 28, 2016. The Company will seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of estimates

The preparation of the unaudited condensed financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the six months ended August 31, 2015 and 2014 include the valuation of deferred tax assets, the valuation of stock-based compensation, the valuation of embedded conversions features and beneficial conversion features on notes payable, the valuation of derivative liabilities, and assumptions used in assessing impairment of long-term assets.

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

ONCBIOMUNE PHARMACEUTICALS, INC.

(FORMERLY QUINT MEDIA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

August 31, 2015

(Unaudited)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following table reflects changes for the six months ended August 31, 2015 for all financial assets and liabilities categorized as Level 3 as of August 31, 2015.

Liabilities:
Balance of derivative liabilities as of February 28, 2015	$-
Initial fair value of derivative liabilities attributable to interest expense	18,909
Gain from change in the fair value of derivative liabilities	(10,766)
Amount reclassified to paid –in capital upon conversion	(8,143)
Balance of derivative liabilities as of August 31, 2015	$-

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

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is recognized over the service period of the award.

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

	August 31, 2015	February 28, 2015
Total stock warrants	2,694	2,694

Recent accounting pronouncements

The Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

ONCBIOMUNE PHARMACEUTICALS, INC.

(FORMERLY QUINT MEDIA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

August 31, 2015

(Unaudited)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In June 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” ASU 2014-12 requires that a performance target under stock-based compensation arrangements that could be achieved after the service period is treated as a performance condition and not reflected in the grant-date fair value of the award. Rather, the related compensation cost should be recognized when it becomes probable that the performance targets will be achieved. ASU 2014-12 is effective beginning with our Fiscal 2017, with early adoption and retrospective application permitted. We do not expect that ASU 2014-12 will have a significant impact on our consolidated financial statements.

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

NOTE 3 - WEBSITE AND WEBSITE DEVELOPMENT COSTS

Websites acquired and website development costs were being amortized on a straight-line method over the estimated useful life of five years. In November 2014, the Company assessed its long-lived assets for any impairment and concluded that there were indicators of impairment as of November 30, 2014 and the Company calculated that the estimated undiscounted cash flows were less than the carrying amount of the intangible asset. Based on the Company’s analysis, the Company recognized an impairment loss of $279,040 for the year ended February 28, 2015 which reduced the value of intangible assets acquired to $0. The Company did not record any impairment charge on website and website development costs during the six months ended August 31, 2015 or 2014. For the six months ended August 31, 2015 and 2014, amortization expense related to these costs amounted to $0 and $34,880, respectively. For the three months ended August 31, 2015 and 2014, amortization expense amounted to $0 and $17,440, respectively.

NOTE 4 - SHORT-TERM NOTES PAYABLE

On March 10, 2015, the Company entered into a debt settlement agreement (the “March 2015 Debt Settlement Agreement”) with Leone Group, LLC (“Leone”), American Capital Ventures, Inc. (“ACV”), Georgia Georgopoulos, Catherine Cozias and Trels Investments, Ltd. (“Trels” and collectively with Leone, ACV, Ms. Georgopoulos and Ms. Cozias, the “Note Holders”). Pursuant to the March 2015 Debt Settlement Agreement, the Company and the Note Holders agreed to settle all of the outstanding debt owed under certain promissory notes and accounts payable, to Leone, ACV, Ms. Georgopoulos, Ms. Cozias and Trels, and the Note Holders agreed to convert their respective portions of the debt into shares of restricted common stock of the Company at $0.418 per share.

ONCBIOMUNE PHARMACEUTICALS, INC.

(FORMERLY QUINT MEDIA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

August 31, 2015

(Unaudited)

NOTE 4 - SHORT-TERM NOTES PAYABLE (continued)

The Company agreed to issue an aggregate of 2,487,383 shares of common stock in settlement of outstanding short-term notes payable with aggregate principal amounts of $625,000, accrued interest payable of $118,205 and accounts payable – related parties of $295,754, as follows:

a.	1,021,280 shares to Leone, in settlement of $234,375 in principal and $44,327 of accrued and unpaid interest pursuant to certain promissory notes, and $147,877 of accounts payable by the Company;

b.	1,021,280 shares to ACV in settlement of $234,375 in principal and $44,327 of accrued and unpaid interest pursuant to a promissory note, and $147,877 of accounts payable by the Company;

c.	152,443 shares to Ms. Georgopoulos, in settlement of $53,548 in principal and $10,127 of accrued and unpaid interest pursuant to a promissory note;

d.	152,443 shares to Ms. Cozias, in settlement of $53,548 in principal and $10,127 of accrued and unpaid interest pursuant to a promissory note; and

e.	139,937 shares to Trels, in settlement of $49,154 in principal and $9,297 of accrued and unpaid interest pursuant to a promissory note.

Pursuant to the terms of the March 2015 Debt Settlement Agreement, at any time before the Company’s entrance into a definitive agreement for the effectuation of a merger or acquisition that results in a change of control of the Company, the Note Holders shall have a first right of refusal, subject to the terms of the March 2015 Debt Settlement Agreement, to participate in any future financing sought by the Company, on a pro rata basis, with the maximum funding amount of each future financing for each respective party being in proportion to that respective party’s total ownership percentage of the Company at that time, which shall only be triggered after a total of $50,000 in the aggregate in funding is obtained by the Company subsequent to the effective date of the March 2015 Debt Settlement Agreement.

If the Company, at any time before the Company’s entrance into a definitive agreement for the effectuation of a merger or acquisition that results in a change of control of the Company, issues common stock at a price per share below $0.418 (the “Settlement Price”), or issues a security convertible at a conversion price per share below the Settlement Price, taking into account any applicable adjustments for a consolidation, recapitalization or reorganization of the Company (the “Lower Issuance Price”), the Note Holders shall have the right to receive additional shares of the Company’s common stock, without additional payment, such that the effective Settlement Price pursuant to the March 2015 Debt Settlement Agreement would be equal to the Lower Issuance Price.

In connection with this debt settlement, for the three and six months ended August 31, 2015, the Company recorded debt settlement expense of $0 and $173,160, respectively.

Additionally, remaining liabilities of $6,070 due to the Company’s former CEO and a Company controlled by him was forgiven by him in March 2015.

Accrued interest on promissory notes payable totaled $0 and $117,007 at August 31, 2015 and February 28, 2015, respectively, and is included in accounts payable and accrued liabilities on the accompanying balance sheets.

ONCBIOMUNE PHARMACEUTICALS, INC.

(FORMERLY QUINT MEDIA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

August 31, 2015

(Unaudited)

NOTE 4 - SHORT-TERM NOTES PAYABLE (continued)

At August 31, 2015 and February 28, 2015, short-term notes payables consisted of the following:

	August 31, 2015	February 28, 2015
Unsecured promissory note dated June 15, 2009, originally bearing interest at 5% per annum on the principal balance of $50,000, was originally due on June 15, 2011. Effective May 18, 2011 this promissory note was amended and the maturity date of the note was extended until February 28, 2013. The promissory note became past due on February 28, 2013 and the principal amount or such portion thereof as shall remain outstanding from time to time accrued simple interest, calculated monthly in arrears, at a rate of 12% per annum commencing on the date of the promissory note and payable at maturity. Effective September 1, 2013, this promissory note was again amended whereby the maturity date of the note was extended until June 30, 2014 and the interest rate was reduced to 7%. On March 10, 2015, this note and all accrued interest were settled by the issuance the Company’s common stock.	$-	$50,000

Unsecured promissory note dated May 6, 2011, originally bearing interest at 5% per annum on the principal balance of $250,000, was originally due on February 28, 2013. The promissory note became past due on February 28, 2013 and the principal amount or such portion thereof as shall remain outstanding from time to time accrued simple interest, calculated monthly in arrears, at a rate of 12% per annum commencing on the date of the promissory note and payable at maturity. Effective September 1, 2013, this promissory note was again amended whereby the maturity date of the note was extended until June 30, 2014 and the interest rate was reduced to 7%. On March 10, 2015, this note and all accrued interest were settled by the issuance the Company’s common stock.	-	250,000

Unsecured promissory note dated September 24, 2013, bearing interest at 7% per annum on the principal balance of $100,000 and due on June 30, 2014. On March 10, 2015, this note and all accrued interest were settled by the issuance the Company’s common stock.	-	100,000

Unsecured promissory note dated February 13, 2014, bearing interest at 7% per annum on the principal balance of $50,000 and due on February 13, 2015. On March 10, 2015, this note and all accrued interest were settled by the issuance the Company’s common stock.	-	50,000

Unsecured promissory note dated March 31, 2014, bearing interest at 7% per annum on the principal balance of $75,000 and due on March 31, 2015. On March 10, 2015, this note and all accrued interest were settled by the issuance the Company’s common stock.	-	75,000

Unsecured promissory note dated July 15, 2014, bearing interest at 7% per annum on the principal balance of $100,000 and due on March 31, 2015. On March 10, 2015, this note and all accrued interest were settled by the issuance the Company’s common stock.	-	100,000

Total short-term notes payable	$-	$625,000

ONCBIOMUNE PHARMACEUTICALS, INC.

(FORMERLY QUINT MEDIA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

August 31, 2015

(Unaudited)

NOTE 5 – RELATED-PARTY TRANSACTIONS

Consulting agreements

On May 29, 2013, the Company entered into a consulting agreement with Flawsome, whereby Flawsome agreed to provide certain services, including general management, product management, requirements engineering, quality management, project management, design creation, development team lead, deployment management, content management, reporting services, web development, mobile development, basic content creation, server hosting and monitoring and update services. The agreement expired December 31, 2013, but is continuing on a month-to-month basis. During the six months ended August 31, 2015 and 2014, respectively, the Company did not capitalize any web development costs contracted through Flawsome related to the “Exley.com” website and did not expense any website management expenses. As of August 31, 2015 and February 28, 2015, the Company owed $0 and $182,900 to Flawsome, respectively.

The Company owed $0 and $15,000 for consulting services to a director as of August 31, 2015 and February 28, 2015, respectively. The Company owed $0 and $75,123 to a company whose shareholder is a director of the Company as of August 31, 2015 and February 28, 2015, respectively. Additionally, the Company owed $0 and $31,920 to an officer for expenses paid on behalf of the Company as of August 31, 2015 and February 28, 2015, respectively. The payables do not bear interest.

Convertible notes payable – related parties

On April 27, 2015 and June 10, 2015, the Company issued several promissory notes to related party beneficial shareholders, ACV and Leone, in the aggregate amount of $19,000 ($9,500 each). The promissory notes were payable in full at maturity on September 10, 2015, and the principal amounts or such portion thereof as shall remain outstanding from time to time, accrued simple interest, calculated monthly, at a rate of 8% per annum commencing on the date of the promissory notes. The holders of the Notes had an option to convert all or any portion of the accrued interest and unpaid principal balance of the Notes into the common stock of the Company or its successors, at 70% of the lowest bid price of the common stock for any of the ten previous trading days of conversion date. Pursuant to the terms of the notes, the number of shares to be issued was not fixed and dependant upon the trading price of the shares on the conversion date. Under certain circumstances the number of shares needed to be issued to settle the notes could have pushed the total number of issued and outstanding shares beyond the authorized number of shares. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the convertible instruments were accounted for as a derivative liability at the date of issuance and adjusted to fair value through earnings at issuance and conversion dates. The Company recorded a gain on derivatives for $10,766 and $10,766 for the three months and six months ended August 31, 2015, respectively, and an interest expense of $14,623 and $18,909 for the same periods.

On June 17, 2015, the Company entered into a debt settlement agreement (the “June 2015 Debt Settlement Agreement”) with Leone and ACV (together, the “Holders”). Pursuant to the June 2015 Debt Settlement Agreement, the Company and the Holders agreed to settle all of the outstanding debt owed under certain promissory notes to the Holders, and the Holders agreed to convert their respective portions of the debt and accrued interest into an aggregate of 45,802 shares of restricted common stock of the Company at a conversion price of $0.418 per share in settlement of $19,132 of debt owed by the Company, as follows:

a.	22,901 of common shares to Leone, in settlement of an aggregate of $9,500 in principal and approximately $66 of accrued and unpaid interest pursuant to two promissory notes; and

b.	22,901 of common shares to ACV, in settlement of an aggregate of $9,500 in principal and approximately $66 of accrued and unpaid interest pursuant to two promissory notes.

On the date of conversion, the derivative liability of $8,143 was reclassified to additional paid-in capital.

ONCBIOMUNE PHARMACEUTICALS, INC.

(FORMERLY QUINT MEDIA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

August 31, 2015

(Unaudited)

NOTE 5 – RELATED-PARTY TRANSACTIONS (continued)

Advances payable – related parties

On March 10, 2015, ACV and Leone advanced an aggregate of $10,000 ($5,000 each) to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand.

In July and August 2015, ACV and Leone advanced an aggregate of $8,000 ($4,000 each) to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand.

On July 31, 2015, the Company issued an aggregate of 9,578 shares (4,789 shares each) of the Company’s common stock in order to satisfy $4,000 ($2,000 each) of such advances at a conversion price of $0.418 per share which was below the fair value of the common stock of $1.1142. Accordingly, on the date of conversion, the Company recorded interest expense of $6,667 related to the beneficial conversion of these advances.

On August 27, 2015, the Company issued an aggregate of 1,333,332 shares (666,666 shares each) of the Company’s common stock in order to satisfy $4,000 ($2,000 each) of such advances at a conversion price of $0.003 per share which was below the fair value of the common stock of $0.961. Accordingly, on the date of conversion, the Company recorded interest expense of $1,277,332 related to the beneficial conversion of these advances.

At August 31, 2015, remaining advances payable – related parties amounted to $10,000 ($5,000 each).

NOTE 6 - STOCKHOLDERS’ EQUITY

Series A Preferred Stock

On August 20, 2015, the Company filed the Certificate of Designation with the Nevada Secretary of State, designating 1,000,000 shares of the authorized 20,000,000 Preferred Stock as Series A Preferred Stock. Each holder of Series A Preferred Stock shall be entitled to 500 votes for each share of Series A Preferred Stock held as of the applicable date on any matter that is submitted to a vote or for the consent of the stockholders of the Company. The holders of Series A Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for taking any corporate action.

Common stock issued for debt conversion and interest

On March 10, 2015, the Company entered into the March 2015 Debt Settlement Agreement with the Note Holders pursuant to which the Company and the Note Holders agreed to settle all of the outstanding debt owed under certain promissory notes and accounts payable by the issuance of an aggregate of 2,487,383 shares of common stock at $0.418 per share in full settlement of outstanding short-term notes payable with aggregate principal amounts of $625,000, accrued interest payable of $118,205 and accounts payable – related parties of $295,754 (See Note 4).

On June 17, 2015, the Company entered into the June 2015 Debt Settlement Agreement with the Holders. Pursuant to the June 2015 Debt Settlement Agreement, the Company and the Holders agreed to settle all of the outstanding debt owed under certain promissory notes to the Holders, and the Holders agreed to convert their respective portions of the debt and accrued interest into an aggregate of 45,802 shares of restricted common stock of the Company at a conversion price of $0.418 per share in settlement of $19,132 of debt and accrued interest owed by the Company. On the date of conversion, the derivative liability of $8,143 was reclassified to additional paid-in capital (See Note 5).

On July 31, 2015, the Company issued an aggregate of 9,578 shares (4,789 shares each) of the Company’s common stock in order to satisfy $4,000 ($2,000 each) of advances at a conversion price of $0.418 per share which was below the fair value of the common stock of $1.1142. Accordingly, on the date of conversion, the Company recorded interest expense of $6,667 related to the beneficial conversion of these advances (see Note 5).

On August 27, 2015, the Company issued an aggregate of 1,333,332 shares (666,666 shares each) of the Company’s common stock in order to satisfy $4,000 ($2,000 each) of advances at a conversion price of $0.003 per share which was below the fair value of the common stock of $0.961. Accordingly, on the date of conversion, the Company recorded interest expense of $1,277,332 related to the beneficial conversion of these advances (See Note 5).

ONCBIOMUNE PHARMACEUTICALS, INC.

(FORMERLY QUINT MEDIA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

August 31, 2015

(Unaudited)

NOTE 6 - STOCKHOLDERS’ EQUITY (continued)

Common shares issued for services

On June 17, 2015, the Company issued to Constantin Dietrich, the Company’s former President and Chief Executive Officer, 4,489 shares of the Company’s common stock in exchange for services rendered by Mr. Dietrich to the Company in his capacity as President and Chief Executive Officer. The fair value of these shares issuance were determined using the trading price of the Company’s common stock on the grant date and amounted to $4,375 or $0.9746 per common share and recorded compensation expense of $4,375.

On July 31, 2015, the Company issued to Constantin Dietrich, the Company’s former President and Chief Executive Officer, 1,150 shares of the Company’s common stock in exchange for services rendered by Mr. Dietrich to the Company in his capacity as President and Chief Executive Officer. The fair value of these shares issuance were determined using the trading price of the Company’s common stock on the grant date and amounted to $1,280 or $1.114 per common share and recorded compensation expense of $1,280.

On August 27, 2015, the Company issued to Constantin Dietrich, the Company’s former President and Chief Executive Officer, 159,999 shares of the Company’s common stock in exchange for services rendered by Mr. Dietrich to the Company in his capacity as President and Chief Executive Officer. The fair value of these shares issuance were determined using the trading price of the Company’s common stock on the grant date and amounted to $153,759 or $0.961 per common share and recorded compensation expense of $153,759.

For the three months ended August 31, 2015, and 2014, stock based compensation expense of the Company was $159,414 and $0, respectively. For the six months ended August 31, 2015, and 2014, the stock based compensation expense of the company was $159,414 and $0, respectively.

NOTE 7 - SUBSEQUENT EVENTS

Share Exchange Agreement

Effective as of September 2, 2015, the Company entered into Amendment #1 (the “Amendment”) to the Exchange Agreement dated June 22, 2015 among the Company, ONC and the shareholders of ONC. In addition, on September 2, 2015, the Exchange and the other transactions contemplated by the Exchange Agreement, as amended, closed. Pursuant to the Amendment, all references to “3,000,000” in the Exchange Agreement were replaced with “4,493,372” and all references to “50,000,000” in the Exchange Agreement were replaced with “51,493,372.”

As a result of the Exchange Agreement, as amended, the Company acquired 100% of the issued and outstanding common shares of ONC from the ONC shareholders in exchange for the issuance of one share of the Company’s common stock and 0.02128 of the Company’s Series A preferred stock for each share of ONC’s common stock, after giving effect to the Reverse Stock Split. On September 2, 2015, there were 4,493,372 shares of the Common Stock for the Company issued and outstanding immediately prior to the exchange.

Effective as of closing on September 2, 2015, the Company issued an aggregate of 47,000,000 shares of its common stock (representing approximately 91.3% of its outstanding common stock) and 1,000,000 shares of its Series A preferred stock (representing 100% of our outstanding Series A preferred shares) in exchange for 100% of the issued and outstanding common shares of ONC. As a result, the ONC stockholders became stockholders of the Company and ONC became a subsidiary of the Company. The Exchange shall be accounted for as a reverse-merger and recapitalization since the stockholders of ONC obtained voting and management control of the Company. ONC is the acquirer for financial reporting purposes and the Company is acquired company. Consequently, the assets and liabilities and the operations prior to the Exchange are those of ONC and shall be recorded at the historical cost basis of ONC, and the consolidated financial statements after completion of the Exchange shall include the assets and liabilities of both ONC and the Company and the Company’s consolidated operations from the closing date of the Exchange. All share and per share information shall be retroactively restated to reflect the recapitalizations.

ONCBIOMUNE PHARMACEUTICALS, INC.

(FORMERLY QUINT MEDIA, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

August 31, 2015

(Unaudited)

NOTE 7 - SUBSEQUENT EVENTS (continued)

Share Exchange Agreement (continued)

ONC was formed under the laws of the State of Louisiana in March 2005 and is a biotechnology company specializing in innovative cancer treatment therapies. ONC has proprietary rights to a breast and prostate patent vaccine, as well as a process for the growth of cancer tumors. ONC’s mission is to improve the overall patient condition through innovative bio immunotherapy with proven treatment protocols, to lower deaths associated with cancer and reduce the cost of cancer treatment. ONC’s technology is safe, and utilizes clinically research proven methods of treatment to provide optimal success of patient recovery.

Common Shares Issued for Cash

In September and October 2015, the Company issued 1,348,340 shares for cash of $402,700.

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

Overview

OncBioMune Pharmaceuticals, Inc. (formerly Quint Media Inc.) (the “Company,” “we,” “us” or “our”) was incorporated under the laws of the State of Nevada on March 18, 2005. From July 23, 2010 until early fiscal year 2014, the Company engaged in the pharmaceutical business. During the fiscal year ending February 28, 2014, the Company decided to divest itself of the balance of its pharmaceutical assets and engage in the digital media business, which encompasses social discovery aspects of the internet, primarily through an engagement website with mobile and tablet applications.

Pursuant to the Exchange, effective September 2, 2015, we became a biotechnology company specializing in innovative cancer therapies. We have proprietary rights to a breast and prostate cancer therapeutic vaccines, a process for the growth of cancer cells and targeted chemotherapies. Our mission is to improve the overall patient condition through innovative immunotherapy with proven treatment protocols.

We are pursuing licensing and/or acquisition of our therapies and proprietary technologies. Robert L. Elliott, MD, our Chief Medical Officer and a member of our board of directors, and Jonathan F. Head, PhD, our Chief Executive Officer and a director, have conducted their research and development activities in association with their breast cancer research and treatment facility, the Elliott-Elliott-Head Breast Cancer Research and Treatment Center. The Elliott-Elliott-Head Breast Cancer Research and Treatment Center is located in Baton Rouge, Louisiana, and treats an average of 40 patients daily.

Our current product portfolio consists of three target therapies and a vaccine platform that allows us to create a therapeutic vaccine for any solid tumor cancer. The vaccine platform has treated over 300 patients. We are in the planning stage of a Phase 2 clinical trial of our lead product, ProscaVax®. The trial will be under the direction of Glenn Bubley, MD and the lead site will be Harvard’s Beth Israel Deaconess Medical Center, with additional other hospitals in the Harvard Health System. The trial will expand the results that we found in our Phase 1 clinical trial in a different patient population. We expect to file a new drug application after the completion of the Phase 2 trial. We also hope to develop our other proprietary technologies, such as the paclitaxel-albumin conjugate with regard to which we plan to file an orphan drug indication within the next two years.

Recent Developments

Amended and Restated Articles of Incorporation

On August 12, 2015, we amended and restated our articles of incorporation to, among other things:

●	change our corporate name from Quint Media, Inc. to OncBioMune Pharmaceuticals, Inc.,

●	increase our authorized shares to 520,000,000, of which 500,000,000 shares are common stock, with a par value of $0.0001 per share, and 20,000,000 shares are preferred stock, with a par value of $0.0001 per share , and

●	effect a reverse stock split, which became effective on August 27, 2015, (“Reverse Stock Split”) of our outstanding common stock pursuant to which every 139.23 issued and outstanding shares of our common stock was reclassified and converted into one share of common stock. No cash was paid or distributed as a result of the Reverse Stock Split, and no fractional shares were issued. All fractional shares which would otherwise have been required to be issued as a result of the Reverse Stock Split were rounded up to a whole share.

On August 20, 2015, we filed a Certificate of Designation with the Nevada Secretary of State, designating 1,000,000 shares of preferred stock as Series A Preferred Stock (“Series A Preferred Stock”). Each holder of Series A Preferred Stock is entitled to 500 votes for each share of Series A Preferred Stock held as of the applicable date on any matter that is submitted to a vote or for the consent of the stockholders of the Company. The holders of Series A Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of common stock as set forth herein) for taking any corporate action.

On August 27, 2015, the Financial Industry Regulatory Authority approved the Reverse Stock Split and our corporate name change.

Closing of the Exchange; Management Changes

Effective as of September 2, 2015, we closed the exchange (the “Exchange”) pursuant to that certain share exchange agreement dated as of June 22, 2015, as amended, among us, OncBioMune, Inc. (“ONC”) and the ONC stockholders (the “Exchange Agreement”). On September 2, 2015, pursuant to the terms of the Exchange Agreement, we issued an aggregate of 47,000,000 shares of our common stock (representing approximately 91.3% of our outstanding common stock) and 1,000,000 shares of our Series A preferred stock (representing 100% of our outstanding Series A preferred shares) in exchange for 47,000,000 shares of ONC’s common stock. As a result, the ONC stockholders became our stockholders and ONC became our wholly-owned subsidiary.

Each share of Series A preferred stock is entitled to 500 votes on all matters that come before stockholders for a vote. For federal income tax purposes, it is intended that the Exchange qualify as a reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.

In accordance with the terms of the Exchange Agreement, as amended, Constantin Dietrich resigned as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director. Mr. Dietrich’s resignation was not as a result of any disagreements with the Company. In addition, each of Jonathan F. Head, Ph. D., Robert L. Elliott, M.D., and Andrew Kucharchuk were appointed as members of our board of directors, effective September 2, 2015. We also appointed the following individuals to the respective offices set forth next to their names:

Jonathan F. Head, Ph. D. – Chief Executive Officer

Robert L. Elliott, Jr., M.D. – Chief Medical Officer

Andrew Kucharchuk – Chief Financial Officer and President

In connection with our corporate name change to OncBioMune Pharmaceuticals, Inc., the trading symbol for our common stock was changed from “QUNI” to “OBMP.”

Change in Our Independent Registered Public Accounting Firm

On September 2, 2015, our board of directors approved the engagement of Anton & Chia, LLP, and the dismissal of Salberg & Company, P.A., as our independent registered public accounting firm.

Convertible notes payable – related parties

On April 27, 2015 and June 10, 2015, we issued several promissory notes to related party beneficial shareholders, ACV and Leone, in the aggregate amount of $19,000 ($9,500 each). The promissory notes were payable in full at maturity on September 10, 2015, and the principal amounts or such portion thereof as shall remain outstanding from time to time, accrued simple interest, calculated monthly, at a rate of 8% per annum commencing on the date of the promissory notes. The holders of the Notes had an option to convert all or any portion of the accrued interest and unpaid principal balance of the Notes into our common stock, at 70% of the lowest bid price of the common stock for any of the ten previous trading days of conversion date. Pursuant to the terms of the notes the number of shares to be issued was not fixed and dependent upon the trading price of the shares on the conversion date. Under certain circumstances the number of shares needed to be issued to settle the notes could have pushed the total number of issued and outstanding shares beyond the authorized number of shares. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the convertible instruments were accounted for as a derivative liability at the date of issuance and adjusted to fair value through earnings at issuance and conversion dates. We recorded a gain on derivatives for $10,766 and $10,766 for the three months and six months ended August 31, 2015, respectively, and an interest expense of $14,623 and $18,909 for the same periods.

On June 17, 2015, we entered into a debt settlement agreement (the “June 2015 Debt Settlement Agreement”) with Leone and ACV (together, the “Holders”). Pursuant to the June 2015 Debt Settlement Agreement, the Holders and we agreed to settle all of the outstanding debt owed under certain promissory notes to the Holders, and the Holders agreed to convert their respective portions of the debt and accrued interest into an aggregate of 45,802 shares of our restricted common stock at a conversion price of $0.418 per share in settlement of $19,132 of debt owed by us, as follows:

a.	22,901 of common shares to Leone, in settlement of an aggregate of $9,500 in principal and approximately $66 of accrued and unpaid interest pursuant to two promissory notes; and

b.	22,901 of common shares to ACV, in settlement of an aggregate of $9,500 in principal and approximately $66 of accrued and unpaid interest pursuant to two promissory notes.

On the date of conversion, the derivative liability of $8,143 was reclassified to additional paid-in capital.

Advances payable – related parties

In July and August 2015, ACV and Leone advanced an aggregate of $8,000 ($4,000 each) to us for working capital purposes. The advances are non-interest bearing and are payable on demand.

On July 31, 2015, we issued an aggregate of 9,578 shares (4,789 shares each) of our common stock in order to satisfy $4,000 ($2,000 each) of such advances at a conversion price of $0.418 per share which was below the fair value of the common stock of $1.1142. Accordingly, on the date of conversion, we recorded interest expense of $6,667 related to the beneficial conversion of these advances.

On August 27, 2015, we issued an aggregate of 1,333,332 shares (666,666 shares each) of our common stock in order to satisfy $4,000 ($2,000 each) of such advances at a conversion price of $0.003 per share which was below the fair value of the common stock of $0.961. Accordingly, on the date of conversion, we recorded interest expense of $1,277,332 related to the beneficial conversion of these advances.

At August 31, 2015, remaining advances payable – related parties amounted to $10,000 ($5,000 each).

Dietrich Share Grant

On June 17, 2015, our board of directors granted to Constantin Dietrich, our then-current President and Chief Executive Officer, 4,489 shares of our common stock in exchange for $4,375 in services previously rendered by Mr. Dietrich to the Company in his capacity as President and Chief Executive Officer.

On July 31, 2015, our board of directors granted to Constantin Dietrich, our then-current President and Chief Executive Officer, 1,150 shares of our common stock in exchange for $1,280 in services previously rendered by Mr. Dietrich to the Company in his capacity as President and Chief Executive Officer.

On August 27, 2015, our board of directors granted to Constantin Dietrich, our then-current President and Chief Executive Officer, 159,999 shares of our common stock in exchange for $153,759 in services previously rendered by Mr. Dietrich to the Company in his capacity as President and Chief Executive Officer.

Results of Operations

Three and Six Months Ended August 31, 2015 Compared to Three and Six Months Ended August 31, 2014

Revenue

Revenues for the three months ended August 31, 2015 were $0, as compared to $8 for the three-month period ended August 31, 2014.

Revenues for the six months ended August 31, 2015 were $0, as compared to $74 for the six-month period ended August 31, 2014.

Operating Expenses

During the three months ended August 31, 2015, the Company incurred operating expenses of $173,653, compared with $98,060 for the three months ended August 31, 2014. The increase in operating expenses is primarily attributable to an increase of $159,414 in the stock based compensation, offset by a decrease of $19,093 in professional fees, a $17,440 decrease in website amortization, and a $47,288 decrease in general and administrative expenses due to the curtailment of operations.

During the six months ended August 31, 2015, the Company incurred operating expenses of $196,029, compared with $182,385 for the six months ended August 31, 2014. The increase in operating expenses is primarily attributable to an increase of $159,414 in stock based compensation, offset by a decrease of $38,699 in professional fees, a $34,880 decrease in website amortization, and a $72,191 decrease in general and administrative expenses due to the curtailment of operations.

Loss from Operations

For the three months ended August 31, 2015, the Company realized a loss from operations of $173,653, compared to a loss from operations of $98,052 for the three months ended August 31, 2014. The $75,601 increase in loss from operations is attributable to $159,414 increase in the stock based compensation, offset by $19,093 decrease in professional fees, $17,440 decrease in website amortization, and $47,288 decrease in general and administrative expenses .

For the six months ended August 31, 2015, the Company realized a loss from operations of $196,029, compared to a loss from operations of $182,311 for the six months ended August 31, 2014. The $13,718 increase in loss from operations is attributable to $159,414 increase in the stock based compensation, offset by $38,699 decrease in professional fees, $34,880 decrease in website amortization, and $72,191 decrease in general and administrative expenses.

Other Income (Expense)

During the three months ended August 31, 2015, the Company had total other expense of $1,287,927, compared to total other expense of $10,414 for the three months ended August 31, 2014, an increase of $1,277,513. The increase was primarily due to the recording of $1,277,332 in interest expense related to the beneficial conversion of $4,000 of advances payable from related parties, ACV, and, Leone, into an aggregate of 1,333,332 shares (666,666 shares each) of our common stock at a conversion price of $0.003 per share which was below the fair value of the common stock of $0.961.

During the six months ended August 31, 2015, the Company had total other expense of $1,460,566, compared to total other expense of $19,231 for the six months ended August 31, 2014, an increase of $1,441,335. The increase was primarily due to the recording of $1,277,332 in interest expense related to the beneficial conversion of $4,000 of advances payable from related parties, ACV, and, Leone, into an aggregate of 1,333,332 shares (666,666 shares each) of our common stock at a conversion price of $0.003 per share which was below the fair value of the common stock of $0.961 and the recording of $173,160 in debt settlement expense recorded for conversion of short-term notes payable and related interest to ACV, Leone, Ms. Georgopoulos, Ms. Cozias, and Trels Investments, Ltd., into our common shares.

Loss from Continuing Operations

For the three months ended August 31, 2015, the Company recorded a loss from continuing operations of $1,461,580 as compared to $108,466 for the three months ended August 31, 2014.

For the six months ended August 31, 2015, the Company recorded a loss from continuing operations of $1,656,595 as compared to $201,542 for the six months ended August 31, 2014.

Income from Discontinued Operation

For the three and six months ended August 31, 2014, the Company recorded $109,449 and $109,449 of income from discontinued operations, respectively, primarily attributable to the discontinuation of its pharmaceutical business at the end of period ended February 28, 2014. We did not incur any such income or loss in the 2015 comparable periods.

Net Loss

For the three months ended August 31, 2015, the Company realized a net loss of $1,461,580, as compared to net income of $983 for the three months ended August 31, 2014.

For the six months ended August 31, 2015, the Company realized a net loss of $1,656,595, as compared to a net loss of $92,093 for the six months ended August 31, 2014.

Liquidity and Capital Resources

Our financial condition at August 31, 2015 and February 28, 2015 for the respective items are summarized below. We have suffered recurring losses from inception. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued financial support of our directors and shareholders, the continued issuance of equity to new or existing shareholders, and our ability to achieve and maintain profitable operations.

Working Capital Deficit

	August 31, 2015	February 28, 2015

Current Assets	$4,554	$6,906
Current Liabilities	(14,600)	(1,051,165)
Working Capital Deficit	$(10,046)	$(1,044,259)

From February 28, 2015 to August 31, 2015, our working capital deficit decreased by $1,034,213, mainly due to conversion of short-term notes payable and accounts payable and accrued liabilities, in the amount of $625,000 and $426,165, respectively, offset by $2,255 decrease in cash.

Cash Flows

	Six Months Ended August 31, 2015	Six Months Ended August 31, 2014
Cash used in operating activities	$(39,255)	(149,402)
Cash used in investing activities	—	—
Cash provided by financing activities	37,000	175,000
Net increase (decrease) in cash and cash equivalents	$(2,255)	25,598

Cash Used in Operating Activities

Our cash used in operating activities for the six months ended August 31, 2015, compared to our cash used in operating activities for the six months ended August 31, 2014, decreased by $110,147. For the six months ended August 31, 2015, cash used in operating activities consisted of our net loss of $1,656,595 adjusted for the add back of non-cash items such as stock-based compensation of $159,415, interest expense of $1,284,130, debt settlement loss of $167,090, premium accretion of $18,909, gain on derivative liabilities of $(10,766), and changes in operating assets and liabilities of $1,438. For the six months ended August 31, 2014, cash used in operating activities consisted of our net loss of $92,093 adjusted for the add back of non-cash items such as amortization expense of $34,880 and income from discontinued operations of $(109,449), and changes in operating assets and liabilities of $(17,260).

Cash Provided By Financing Activities

Our cash provided by financing activities for the six months ended August 31, 2015 was $37,000, compared to $175,000 for the six months ended August 31, 2014, a decrease of $138,000 and related to a decrease in proceeds received from related party advances and promissory notes.

Cash Requirements

We estimate our operating expenses, excluding stock-based compensation and amortization expense, and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Bank charges and interest	$200
Filing fees	10,000
Investor relations	24,000
Legal and accounting fees	120,000
Licenses and permits	10,000
Marketing expense	20,000
Insurance expense	20,000
Personnel and consulting expense	75,000
Transfer agent fees	10,000
Other general & administrative expense	50,000
Total	$339,200

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

Going Concern

Our unaudited financial statements and information for the period ended August 31, 2015 have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated limited revenues to date, had a net loss of $1,656,595 for the six months ended August 31, 2015, and had a stockholders’ deficit, accumulated deficit and working capital deficit of $10,046, $5,404,683 and $10,406 at August 31, 2015, respectively. We cannot provide any assurance that it will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

On August 31, 2015, we had cash and cash equivalents of $4,554. Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for more than 12 months. If we are unable to raise additional capital in the near future, we expect that we will need to curtail operations, liquidate any assets that we might own, seek additional capital on less favorable terms and/or pursue other remedial measures. Our financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We will require additional financing to fund our planned operations. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly if the volatile conditions of the stock and financial markets, and more particularly, the market for early development stage company stocks persist.

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

Critical Accounting Policies

We have identified the following policies as critical to its business and results of operations. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of August 31, 2015, our disclosure controls and procedures were not effective.

The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in its internal control over financial reporting: (1) the lack of multiple levels of management review on complex accounting and financial reporting issues, and (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems. Until such time as we expand our staff to include additional accounting personnel and hires a full time chief financial officer, it is likely that we will continue to report material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors since the filing of our quarterly report on Form 10-Q for the quarter ended May 31, 2015.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form 10-SB filed with the SEC on September 8, 2006).

3.2	Certificate of Change (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on September 15, 2008).

3.3	Articles of Merger (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on December 28, 2010).

3.4	Certificate of Change effective August 7, 2013 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on August 8, 2013).

3.5	Articles of Merger effective August 7, 2013 (incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed with the SEC on August 8, 2013).

3.6*	Amended and Restated Articles of Incorporation effective August 12, 2015.

3.7*	Certificate of Designation relating to Series A preferred stock, effective August 20, 2015.

3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on November 1, 2013).

10.1	Form of promissory note dated June 15, 2009 (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q filed with the SEC on June 16, 2009).

10.2	Form of Promissory Note dated July 26, 2010 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8- K filed with the SEC on July 29, 2010).

10.3	Form of Promissory Note dated September 16, 2010 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8- K filed with the SEC on September 28, 2010).

10.4+	2011 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8- K filed with the SEC on February 22, 2011).

10.5	Form of Promissory Note Amendment dated May 18, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8- K filed with the SEC on May 18, 2011).

10.6	Form of Promissory Note Amendment dated May 23, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8- K filed with the SEC on May 23, 2011).

10.7	Form of $50,000 Promissory Note Amendment dated April 19, 2012(incorporated by reference to Exhibit 4.2 to the registrant’s annual report on Form 10-K for the fiscal year ended February 29, 2012 filed with the SEC on May 18, 2012).

10.8	Form of $250,000 Promissory Note Amendment dated April 19, 2012 (incorporated by reference to Exhibit 4.3 to the registrant’s annual report on Form 10-K for the fiscal year ended February 29, 2012 filed with the SEC on May 18, 2012).

10.9	Termination Agreement dated June 27, 2012 with Apricus Biosciences, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on June 28, 2012).

10.10	Form of $200,000 Promissory Note Amendment dated July 25, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on July 27, 2012).

10.11	Form of $50,000 Promissory Note Amendment dated July 25, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on July 31, 2012).

10.12	Form of $250,000 Promissory Note Amendment dated July 25, 2012 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on July 31, 2012).

10.13	Web Site Asset Purchase Agreement dated May 17, 2013 between Lakefield Media Holding AG, Flawsome XLerator GmBH and Pediatrix Inc. (incorporated by reference to Exhibit 10.49 to the registrant’s annual report on Form 10-K for the fiscal year ended February 28, 2013 filed with the SEC on June 28, 2013).

10.14	Consulting Agreement dated May 29, 2013 with Flawsome XLerator GmBH (incorporated by reference to Exhibit 10.50 to the registrant’s annual report on Form 10-K for the fiscal year ended February 28, 2013 filed with the SEC on June 28, 2013).

10.15	Form of Private Placement Subscription Agreement including Form of Promissory Note (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on September 26, 2013).

10.16	Form of Promissory Note Amendment dated August 31, 2013 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on September 26, 2013).

10.17	Form of Promissory Note Amendment dated August 31, 2013 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the SEC on September 26, 2013).

10.18	Form of Private Placement Subscription Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on December 2, 2013).

10.19	Form of Warrant Certificate (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with SEC on December 2, 2013).

10.20	Form of subscription agreement with promissory note attached (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on February 18, 2014).

10.21	Form of subscription agreement with promissory note attached (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on April 4, 2014).

10.22	Form of subscription agreement with promissory note attached (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended May 31, 2014, filed with the SEC on July 21, 2014).

10.23	Form of subscription agreement with promissory note attached (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended August 31, 2014, filed with the SEC on October 14, 2014).

10.24	Debt Settlement Agreement dated March 10, 2015 by and between Quint Media Inc., Leone Group, LLC, American Capital Ventures, Inc., Georgia Georgopoulos, Catherin Cozias and Trels Investments, Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on March 16, 2015).

10.25	Share Exchange Agreement dated as of June 23, 2015 by and among Quint Media Inc., OncBioMune, Inc. and the shareholders of OncBioMune, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on June 24, 2015).

10.26	Amendment #1 to Share Exchange Agreement effective as of September 2, 2015 by and among Quint Media, Inc., OncBioMune, Inc. and the shareholders of OncBioMune, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on September 8, 2015).

10.27	Debt Settlement Agreement dated June 17, 2015 by and among Leone Group, LLC, American Capital Ventures, Inc. and Quint Media Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on June 24, 2015).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

+ Management contract or other compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCBIOMUNE PHARMACEUTICALS, INC.

Dated: October 20, 2015	By:	/s/ Jonathan F. Head, PhD
Jonathan F. Head, PhD
Chief Executive Officer (principal executive officer)

	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk
Chief Financial Officer and President (principal financial officer and principal accounting officer)

