Form 10-Q
period 2015-09-30
OncBioMune Pharmaceuticals, Inc
filed 2015-11-16
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 000-52218

ONCBIOMUNE PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-2590810
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

11441 Industriplex Blvd, Suite 190 Baton Rouge, LA	70809
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 54,502,630 shares as of November 16, 2015.

ONCBIOMUNE PHARMACEUTICALS, INC.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$184,600	$100,760
Employee loans	9,900	-
Prepaid expenses and other current assets	3,684	-

Total Current Assets	198,184	100,760

OTHER ASSETS:
Security deposit	6,400	-

TOTAL ASSETS	$204,584	$100,760

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Loans payable - related party	$37,300	$46,100
Line of credit	67,501	34,981
Payroll liabilities	-	18,474
Accounts payable and accrued liabilities	146,310	140,028

Total Current Liabilities	251,111	239,583

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 20,000,000 authorized Series A Preferred stock ($0.0001 Par Value; 1,000,000 Shares Authorized; 1,000,000 and none issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	100	-
Common stock: $.0001 par value, 500,000,000 shares authorized; 52,606,064 and 47,000,000 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	5,261	4,700
Additional paid-in capital	428,719	-
Accumulated deficit	(480,607)	(143,523)

Total Stockholders’ Deficit	(46,527)	(138,823)

Total Liabilities and Stockholders’ Deficit	$204,584	$100,760

See accompanying condensed notes to unaudited consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	78,989	1,463	94,489	8,155
Compensation expense	85,447	55,372	156,719	172,774
Research and development expense	26,579	7,000	34,662	33,074
General and administrative expenses	29,691	9,208	60,497	96,390

Total Operating Expenses	220,706	73,043	346,367	310,393

LOSS FROM OPERATIONS	(220,706)	(73,043)	(346,367)	(310,393)

OTHER EXPENSE:
Interest expense	(644)	(287)	(1,517)	(895)
Other	100	300	6,100	554

Total Other Expense	(544)	13	4,583	(341)

NET LOSS	$(221,250)	$(73,030)	$(341,784)	$(310,734)

NET LOSS PER COMMON SHARE - Basic and Diluted:	$-	$-	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	48,467,036	47,000,000	47,494,386	47,000,000

See accompanying condensed notes to unaudited consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Unaudited)

	Series A						Total
	Preferred Stock		Common stock		Additional	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2013	-	$-	47,000,000	$4,700	$(4,700)	$315,056	$315,056

Net loss	-	-	-	-	-	(453,879)	(453,879)

Balance, December 31, 2014	-	-	47,000,000	4,700	(4,700)	(138,823)	(138,823)

Recapitalization of Company	1,000,000	100	4,493,390	450	99,527	-	100,077

Shares issued for cash	-	-	1,112,674	111	333,892	-	334,003

Net loss	-	-	-	-	-	(341,784)	(341,784)

Balance, September 30, 2015 (Unaudited)	1,000,000	$100	52,606,064	$5,261	$428,719	$(480,607)	$(46,527)

See accompanying condensed notes to unaudited consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(341,784)	$(310,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Accounts receivable	-	(12,000)
Employee advances	(9,900)	-
Prepaid expenses and other current assets	(3,684)	-
Security deposit	(6,400)	-
Payroll liabilities	(18,474)	(18,627)
Accounts payable and accrued liabilities	1,683	400

NET CASH USED IN OPERATING ACTIVITIES	(378,559)	(340,961)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in recapitalization	4,676	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	4,676	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Foundation loans	34,600	37,000
Payments to Foundation loans	(43,400)	(29,000)
Proceeds from line of credit	63,368	20,000
Payments to line of credit	(30,848)	(19,000)
Proceeds from sale of common stock	334,003	-
Proceeds from issuance of convertible debt	100,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	457,723	9,000

NET INCREASE (DECREASE) IN CASH	83,840	(331,961)

CASH, beginning of year	100,760	467,891

CASH, end of period	$184,600	$135,930

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest
Interest	$1,517	$895
Income taxes	$-	$-

See accompanying condensed notes to unaudited consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

OncBioMune Pharmaceuticals, Inc. (formerly Quint Media Inc.) (the “Company,” “we,” “us” or “our”) was incorporated under the laws of the State of Nevada on March 18, 2005, as PediatRx, Inc. From July 23, 2010 until early fiscal year 2014, the Company engaged in the pharmaceutical business. During the fiscal year ended February 28, 2014, the Company decided to divest itself of the balance of its pharmaceutical assets and engage in the digital media business, which encompasses social discovery aspects of the internet, primarily through an engagement website with mobile and tablet applications.

On June 22, 2015 and amended and effective on September 2, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with OncBioMune, Inc. (“ONC”) and the shareholders of ONC. Pursuant to the Exchange Agreement, the Company acquired 100% of ONC’s issued and outstanding common stock from the ONC shareholders in exchange for the issuance of 47,000,000 shares of the Company’s common stock, representing 91.3% of the outstanding common stock, and 1,000,000 shares of the Company’s Series A Preferred Stock, representing 100% of the outstanding series A Preferred Stock, (the “Exchange”), after giving effect to a 1-for-139.2328 reverse stock split (the “Reverse Stock Split”) which resulted in 3,000,041 common shares outstanding prior to the Exchange. Accordingly, the ONC shareholders became shareholders of the Company and ONC became a subsidiary of the Company. The Exchange has been accounted for as a reverse-merger and recapitalization since the stockholders of ONC obtained voting and management control of the Company. ONC is the acquirer for financial reporting purposes and the Company is acquired company. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Exchange are those of ONC and was recorded at the historical cost basis of ONC, and the consolidated financial statements after completion of the Share Exchange included the assets and liabilities of both the Company and ONC and the Company’s consolidated operations from the closing date of the Share Exchange. All share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect the effect of the Reverse Stock Split and recapitalization.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

Basis of presentation of interim financial statements

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiary, ONC. All significant intercompany accounts and transactions have been eliminated in consolidation

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements These unaudited condensed financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the years ended December 31, 2014 and 2013 of ONC which were included in the Company’s definitive information statement on Schedule 14C as filed with the Securities and Exchange Commission on August 6, 2015.

Going concern

These unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of $221,250 and $73,030 for the three months ended September 30, 2015 and 2014, respectively, and a net loss of $341,784 and $310,734 for the nine months ended September 30, 2015 and 2014, respectively. The net cash used in operations were $378,559 and $340,961 for the nine months ended September 30, 2015 and 2014, respectively. Additionally, the Company had an accumulated deficit of $480,607, at September 30, 2015, and no revenue for the nine months ended September 30, 2015. Effective September 2, 2015, the Company entered into the exchange Agreement which changed the nature of its business and management. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending December 31, 2015. The Company will seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the nine months ended September 30, 2015 and December 31, 2014 include the valuation of deferred tax assets.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

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

The carrying amounts reported in the consolidated balance sheets for cash, employee loans, prepaid expenses, loans payable, line of credit payable, payroll liabilities, and accounts payable and accrued liabilities, approximate their fair market value based on the short-term maturity of these instruments.

The Company did not identify any assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC Topic 820.

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

Basic and diluted earnings per share (continued)

Potentially dilutive common shares consist of common stock issuable for stock warrants (using the treasury stock method). These common stock equivalents may be dilutive in the future. All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	September 30, 2015	December 31, 2014
Total stock warrants	2,694	-

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

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

NOTE 3 – EMPLOYEE LOAN RECEIVABLE

During the nine months the Company has advanced cash to certain employees with no interest, and the employees has the option to pay back with deduction from their paycheck or pay in full at the end of the six months of the advances. As of September 30, 2015 and December 31, 2014, the loan amounted $9,900 and $0, respectively.

NOTE 4 – LOAN PAYABLE – RELATED PARTY

The Company entered into a loan agreement with The Breast Foundation, a related party, on December 31, 2012 with no interest and due on demand on or before December 21, 2022. The balance as of September 30, 2015 and December 31, 2014 are $37,300 and $46,100, respectively.

NOTE 5 – LINE OF CREDIT

The Company has a revolving line of credit with the Regions Bank with a limit of $100,000 with an interest rate of 4.95% (prime plus 2.7%). The line of credit is due on demand and the line expires on October 27, 2017. At September 30, 2015 and December 31, 2014, line of credit balances outstanding amounted to $67,501 and $34,981, respectively, At September 30, 2015, $32,499 is available to borrow under the line of credit.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 6 – RELATED-PARTY TRANSACTIONS

Pursuant to a loan agreement dated December 31, 2012 with The Breast Foundation, a related party, the Company receives and repays advances under the loan agreement. The loan bears no interest and is due on demand on or before December 21, 2022. The balance as of September 30, 2015 and December 31, 2014 are $37,300 and $46,100, respectively.

NOTE 7 – STOCKHOLDERS’ DEFICIT

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

On September 2, 2015, in connection with the Exchange, the Company issued 1,000,000 shares of the Company’s Series A Preferred Stock, representing 100% of the outstanding series A Preferred.

Common stock issued for cash

In September 2015, the Company issued 1,112,674 shares of its common stock for cash proceeds of $334,003.

Common stock issued for convertible debt

Included in the 47,000,000 common shares the Company issued in the Exchange was 200,000 shares of its common stock issued in full satisfaction of convertible debt of $100,000 which has been reflected as part of the recapitalization of the Company.

NOTE 8 – SUBSEQUENT EVENTS

Common stock issued for cash

In October and November 2015, the Company issued 563,233 shares of its common stock for cash proceeds of approximately $169,000.

Purchase agreement

On October 20, 2015, the Company entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Upon signing the Purchase Agreement, Lincoln Park agreed to purchase 333,334 shares of the Company’s common stock for $100,000 as an initial purchase under the Purchase Agreement.

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right to sell to, and Lincoln Park is obligated to purchase, up to an additional $10.0 million in amounts of shares, as described below, of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period commencing on the date that a registration statement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 50,000 shares of Common Stock on any business day (such purchases, “Regular Purchases”), provided that at least one business day has passed since the most recent purchase, and provided, however that Lincoln Park’s committed obligation under any single Regular Purchase shall not exceed Fifty Thousand Dollars ($50,000), provided that the amount the Company may sell to Lincoln Park under a single Regular Purchase may increase under certain circumstances as described in the Purchase Agreement but in no event will the amount of a single Regular Purchase exceed Five Hundred Thousand Dollars ($500,000). The purchase price of shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales. In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a Regular Purchase the closing sale price of the Common Stock is not below the threshold price as set forth in the Purchase Agreement. The Company’s sales of shares of Common Stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 4.99% of the then outstanding shares of the Common Stock.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

In connection with the Purchase Agreement, the Company issued as a commitment fee to Lincoln Park 1,000,000 shares of Common Stock. Lincoln Park represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(a)(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The Company has the right to terminate the Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of Common Stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations. Lincoln Park has no right to require any sales by the Company, but is obligated to make purchases from the Company as it directs in accordance with the Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares.

The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. The Company expects that any proceeds received by the Company from such sales to Lincoln Park under the Purchase Agreement will be used for general corporate purposes and working capital requirements.

In November 2015, pursuant to the Purchase Agreement, the Company issued 1,333,333 shares for net proceeds of $95,000.

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

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.

Overview

OncBioMune Pharmaceuticals, Inc. (formerly Quint Media Inc.) (the “Company,” “we,” “us” or “our”) was incorporated under the laws of the State of Nevada on March 18, 2005. From July 23, 2010 until early fiscal year 2014, the Company engaged in the pharmaceutical business. During the fiscal year ended February 28, 2014, the Company decided to divest itself of the balance of its pharmaceutical assets and engage in the digital media business, which encompasses social discovery aspects of the internet, primarily through an engagement website with mobile and tablet applications.

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

On August 27, 2015, the Financial Industry Regulatory Authority approved the Reverse Stock Split and our corporate name change.

Closing of the Exchange; Management Changes

Effective as of September 2, 2015, we closed the exchange (the “Exchange”) pursuant to that certain share exchange agreement dated as of June 22, 2015, as amended, among us, OncBioMune, Inc. (“ONC”) and the ONC stockholders (the “Exchange Agreement”). On September 2, 2015, pursuant to the terms of the Exchange Agreement, we issued an aggregate of 47,000,000 shares of our common stock (representing approximately 91.3% of our outstanding common stock) and 1,000,000 shares of our Series A preferred stock (representing 100% of our outstanding Series A preferred shares) in exchange for 47,000,000 shares of ONC’s common stock. As a result, the ONC stockholders became our stockholders and ONC became our wholly-owned subsidiary. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Exchange are those of ONC and was recorded at the historical cost basis of ONC, and the consolidated financial statements after completion of the Share Exchange included the assets and liabilities of both the Company an ONC and the Company’s consolidated operations from the closing date of the Share Exchange.

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

Results of Operations

Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014

Revenue

We did not generate any revenues for the three and nine months ended September 30, 2015 and 2014.

Operating Expenses

For the three months ended September 30, 2015, the Company incurred operating expenses of $220,706 as compared to $73,043 for the three months ended September 30, 2014, an increase of $147,663. The increase in operating expenses is primarily attributable to an increase of $77,526 in professional fees including legal and accounting fees incurred in connection with the Exchange, an increase of $30,075 in compensation expense, an increase of $19,579 in research and development expense, and an increase of $20,483 in general and administrative expenses due to an increase in operations.

During the nine months ended September 30, 2015, the Company incurred operating expenses of $346,367 as compared to $310,393 for the nine months ended September 30, 2014, an increase of $35,974. The increase in operating expenses is primarily attributable to an increase of $86,334 in professional fees including legal and accounting fees incurred in connection with the Exchange and an increase in research and development expense of $1,588, offset by a decrease of $16,055 in compensation expense and a $35,893 decrease in general and administrative expenses primarily due a decrease in clinical trial expenses.

Loss from Operations

For the three months ended September 30, 2015, loss from operations amounted to $220,706 as compared to $73,043 for the three months ended September 30, 2014, an increase of $147,663. For the nine months ended September 30, 2015, loss from operations amounted to $346,367 as compared to $310,393, an increase of $35,974.

Other Income (Expense)

For the three months ended September 30, 2015, the Company had net total other expense of $(544) as compared to net total other income of $13 for the three months ended September 30, 2014, a decrease of $557.

For the nine months ended September 30, 2015, the Company had net total other income of $4,583 as compared to net total other expense of $(341) for the nine months ended September 30, 2014, an increase of $4,924. The increase was primarily due to the increase of $5,546 in other income, offset by an increase of $(622) in interest expense.

Net Loss

For the three months ended September 30, 2015, we had a net loss of $221,250 as compared to a net loss of $73,030 for the three months ended September 30, 2014, an increase of $148,220. For the nine months ended September 30, 2015, we had a net loss of $341,784 as compared to a net loss of $310,734 for the nine months ended September 30, 2014, an increase of $31,050.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $52,927 and $184,600 of cash as of September 30, 2015 and a working capital deficit of $138,823 and $100,760 of cash as of December 31, 2014.

			December 31, 2014 to September 30, 2015
	September 30, 2015	December 31, 2014	Change in working capital	Percentage Change
Working capital:
Total current assets	$198,184	$100,760	$97,424	96.7%
Total current liabilities	251,111	239,583	(11,528)	(4.8	)7%
Working capital deficit:	$(52,927)	$(138,823)	$85,896	61.9%

From December 31, 2014 to September 30, 2015, our working capital deficit decreased by $85,896, mainly due to an increase in cash of $83,840 attributable to proceeds from the sale of common stock.

Cash Flows

Changes in our cash balance are summarized as follows:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Cash used in operating activities	$(378,559)	$(340,961)
Cash provided by investing activities	4,676	—
Cash provided by financing activities	457,723	9,000
Net increase (decrease) in cash	$83,840	$(331,961)

Cash Used in Operating Activities

Our cash used in operating activities for the nine months ended September 30, 2015 as compared to our cash used in operating activities for the nine months ended September 30, 2014 increased by $37,598. For the nine months ended September 30, 2015, cash used in operating activities consisted of our net loss of $341,784 adjusted for changes in operating assets and liabilities of $(36,775). For the nine months ended September 30, 2014, cash used in operating activities consisted of our net loss of $310,734 adjusted for changes in operating assets and liabilities of $(30,227).

Cash Provided By Investing Activities

Our cash provided by investing activities for the nine months ended September 30, 2015 was $4,676 as compared to $0 for the nine months ended September 30, 2014, an increase of $4,676 related to cash received from the Exchange during the 2015 period.

Cash Provided By Financing Activities

Our cash provided by financing activities for the nine months ended September 30, 2015 was $457,723 as compared to $9,000 for the nine months ended September 30, 2014, an increase of $449,723 primarily related to proceeds of $334,003 received from the sale of common stock and proceeds from the issuance of convertible debt of $100,000 in the 2015 period.

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

Going Concern

Our unaudited condensed consolidated financial statements and information for the period ended September 30, 2015 have been prepared by our management on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We have generated no revenues to date, had a net loss of $341,784 for the nine months ended September 30, 2015, and had a stockholders’ deficit, accumulated deficit and working capital deficit of $46,527, $480,607, and $52,927 at September 30, 2015, respectively. We cannot provide any assurance that it will ultimately achieve profitable operations or become cash flow positive, or raise additional funds through the sale of debt and/or equity.

On September 30, 2015, we had cash and cash equivalents of $184,600. Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for more than 12 months. Accordingly, we will have to raise additional capital in the near future to meet our working capital requirements.

On October 20, 2015, we entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Upon signing the Purchase Agreement, Lincoln Park agreed to purchase 333,334 shares of the Company’s common stock for $100,000 as an initial purchase under the Purchase Agreement. Under the terms and subject to the conditions of the Purchase Agreement, we have the right to sell to, and Lincoln Park is obligated to purchase, up to an additional $10 million in amounts of shares, as described below, of our common stock, subject to certain limitations, from time to time, over the 36-month period commencing on the date that a registration statement, which we agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 50,000 shares of Common Stock on any business day (such purchases, “Regular Purchases”), provided that at least one business day has passed since the most recent purchase, and provided, however that Lincoln Park’s committed obligation under any single Regular Purchase shall not exceed $50,000, provided that the amount the Company may sell to Lincoln Park under a single Regular Purchase may increase under certain circumstances as described in the Purchase Agreement but in no event will the amount of a single Regular Purchase exceed $500,000. The purchase price of shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales. In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a Regular Purchase the closing sale price of the Common Stock is not below the threshold price as set forth in the Purchase Agreement. Our sales of shares of Common Stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 4.99% of the then outstanding shares of the Common Stock.

In connection with the Purchase Agreement, we issued as a commitment fee to Lincoln Park 1,000,000 shares of Common Stock. Lincoln Park represented to us, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(a)(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. We have the right to terminate the Purchase Agreement at any time, at no cost or penalty. Actual sales of shares of Common Stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our Common Stock and determinations by us as to the appropriate sources of funding for us and our operations. Lincoln Park has no right to require any sales by us, but is obligated to make purchases from us as we direct in accordance with the Purchase Agreement. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of our shares.

The net proceeds under the Purchase Agreement to us will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. We expects that any proceeds received by us from such sales to Lincoln Park under the Purchase Agreement will be used for general corporate purposes and working capital requirements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2015, our disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2015, we issued 1,112,674 shares of our common stock for cash proceeds of $334,003.

In October and November 2015, we issued 563,233 shares of our common stock for cash proceeds of approximately $169,000.

In November 2015, pursuant to a Purchase Agreement, we issued 333,333 shares of common stock for proceeds of $95,000 and issued 1,000,000 shares to as a fee.

Add exemption language

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On September 2, 2015, in connection with the closing of the Exchange, we determined to change the Company’s fiscal year end from February 28 to December 31. In connection therewith, we are filing this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2015.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCBIOMUNE PHARMACEUTICALS, INC.

Dated: November 16, 2015	By:	/s/ Jonathan F. Head, PhD
Jonathan F. Head, PhD
Chief Executive Officer (principal executive officer)

	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk
Chief Financial Officer and President (principal financial officer and principal accounting officer)

