Form 10-K
period 2015-12-31
OncBioMune Pharmaceuticals, Inc
filed 2016-04-13
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-52218

OncBioMune Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-2590810
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

11441 Industriplex Blvd., Suite 190 Baton Rouge, LA	70809
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (225) 227-2384

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on which registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $663,530 as of June 30, 2015.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 57,323,810 shares of common stock are issued and outstanding as of April 7, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report on Form 10-K.

As used in this annual report on Form 10-K and unless otherwise indicated, the terms “we,” “us,” “OncBioMune Pharmaceuticals, Inc.” and “our” refer to OncBioMune Pharmaceuticals, Inc. and/or its subsidiaries, as the context may require.

Business Overview

We were incorporated under the laws of the State of Nevada on March 18, 2005. From 2010 until 2013, we engaged in the pharmaceutical business. During 2013, we decided to divest the balance of our pharmaceutical assets and engage in the digital media business, which encompasses social discovery aspects of the internet, primarily through an engagement website with mobile and tablet applications.

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

Our current product portfolio consists of three target therapies and a vaccine platform that allows us to create a therapeutic vaccine for any solid tumor cancer. The vaccine platform has treated over 300 patients. We are in the planning stage of a Phase 2 clinical trial of our lead product, ProscaVax®. The trial will be under the direction of Glenn Bubley, MD and the lead site will be Harvard’s Beth Israel Deaconess Medical Center, with additional other hospitals in the Harvard Health System. We anticipate that the trial will expand the results that we found in our Phase 1 clinical trial in a different patient population. We also hope to develop our other proprietary technologies, such as the paclitaxel-albumin conjugate with regard to which we plan to file an orphan drug indication within the next two years.

Recent Developments

Amended and Restated Articles of Incorporation

On August 12, 2015, we amended and restated our articles of incorporation to, among other things:

●	change our corporate name from Quint Media, Inc. to OncBioMune Pharmaceuticals, Inc.,

●	increase our authorized shares to 520,000,000, of which 500,000,000 shares are common stock, with a par value of $0.0001 per share, and 20,000,000 shares are preferred stock, with a par value of $0.0001 per share, and

●	effect a reverse stock split, which became effective on August 27, 2015 (“Reverse Stock Split”), of our outstanding common stock pursuant to which every 139.23 issued and outstanding shares of our common stock was reclassified and converted into one share of common stock. No cash was paid or distributed as a result of the Reverse Stock Split, and no fractional shares were issued. All fractional shares which would otherwise have been required to be issued as a result of the Reverse Stock Split were rounded up to a whole share.

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

On August 27, 2015, the Financial Industry Regulatory Authority approved the Reverse Stock Split and our corporate name change.

Closing of the Exchange; Management Changes

Effective as of September 2, 2015, we closed the exchange (the “Exchange”) pursuant to that certain share exchange agreement dated as of June 22, 2015, as amended, among OncBioMune, Inc. (“ONC”), the ONC stockholders and us (the “Exchange Agreement”). On September 2, 2015, pursuant to the terms of the Exchange Agreement, we issued an aggregate of 47,000,000 shares of our common stock (representing approximately 91.3% of our then-outstanding common stock) and 1,000,000 shares of our Series A preferred stock (representing 100% of our outstanding Series A preferred shares) in exchange for 47,000,000 shares of ONC’s common stock. As a result, the ONC stockholders became our stockholders and ONC became our wholly-owned subsidiary.

Each share of Series A preferred stock is entitled to 500 votes on all matters that come before stockholders for a vote. For federal income tax purposes, it is intended that the Exchange qualify as a reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended. ONC is treated as the accounting acquirer and as such the consolidated financial statements included in this annual report on Form 10-K present the former operations of ONC for all periods presented.

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

Jonathan F. Head, Ph. D. - Chief Executive Officer

Robert L. Elliott, Jr., M.D. - Chief Medical Officer (not an executive officer position)

Andrew Kucharchuk - Chief Financial Officer and President

In connection with our corporate name change to OncBioMune Pharmaceuticals, Inc., the trading symbol for our common stock was changed from “QUNI” to “OBMP.” Also, effective as of September 2, 2015, we changed our fiscal year end from February 28 to December 31.

Effective November 18, 2015, Charles L. Rice, Jr. was appointed as a member of our board of directors. On December 30, 2015, Daniel S. Hoverman was appointed as a member of our board of directors.

Change in Our Independent Registered Public Accounting Firm

On September 2, 2015, our board of directors approved the engagement of Anton & Chia, LLP (“Anton”), and the dismissal of Salberg & Company, P.A., as our independent registered public accounting firm.

Intellectual Property

As a matter of regular course, we have obtained, and intend to actively seek to obtain, when appropriate, protection for our current and prospective products and proprietary technology by means of United States and foreign patents, trademarks, and applications for each of the foregoing. In addition, we rely upon trade secrets and contractual agreements to protect certain of our proprietary technology and products. ProscaVax is a novel biologic, and it is difficult to predict how competition could develop and accordingly which aspects of our related intellectual property may prove the most significant in the future. We currently have a patent application relating to a protein therapeutic cancer vaccine and a provisional patent application relating to taxane- and taxoid-protein compositions. Both United States patent applications expire in 2031. In addition, we had a patent that expired in 2014 relating to vaccination of cancer patients using tumor-associated antigens mixed with interleukin-2 and granulocyte-macrophage colony stimulating factor.

Patent expiration dates may be subject to patent term extension depending on certain factors. In addition, following expiration of a basic product patent or loss of patent protection resulting from a legal challenge, it may be possible to continue to obtain commercial benefits from other characteristics such as clinical trial data, product manufacturing trade secrets, uses for products, and special formulations of the product or delivery mechanisms.

We intend to continue using our scientific experience to pursue and patent new developments to enhance our position in the cancer field. Patents, if issued, may be challenged, invalidated, declared unenforceable, circumvented or may not cover all applications we desire. Thus, any patent that we own or license from third parties may not provide adequate protection against competitors. Our pending patent applications, those we may file in the future, or those we may license from third parties may not result in issued patents. Also, patents may not provide us with adequate proprietary protection or advantages against competitors with, or who could develop, similar or competing technologies, or who could design around our patents. In addition, future legislation may impact our competitive position in the event brand-name and follow-on biologics do not receive adequate patent protection. From time to time, we have received invitations to license third-party patents.

We also rely on trade secrets and know-how that we seek to protect, in part, by using confidentiality agreements. Our policy is to require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality agreements from companies that receive our confidential data. For employees, consultants and contractors, we require agreements providing that all inventions conceived while rendering services to us shall be assigned to us as our exclusive property.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Pharmaceutical and biotechnology companies, academic institutions and other research organizations are actively engaged in the discovery, research and development of products designed to address prostate cancer and other indications. There are products currently under development by other companies and organizations that could compete with ProscaVax or other products that we are developing. Products such as chemotherapeutics, androgen metabolism or androgen receptor antagonists, endothelin A receptor antagonists, antisense compounds, angiogenesis inhibitors and gene therapies for cancer are also under development by a number of companies and could potentially compete with ProscaVax and our other product candidates. In addition, many universities and private and public research institutes may in the future become active in cancer research, which may be in direct competition with us. Docetaxel (also referred to by its brand name Taxotere) was approved by the FDA for the therapeutic treatment of metastatic, androgen-independent prostate cancer in 2004 and JEVTANA® (cabazitaxel) was approved in 2010 for use in men as a second line therapy following progression after initial treatment with docetaxel.

In 2011, ZYTIGA® (abiraterone acetate) was approved for use in men with prostate cancer with progression following treatment with a chemotherapeutic regime. In 2012, ZYTIGA was approved, in combination with prednisone, to treat men with metastatic castrate-resistant prostate cancer prior to receiving chemotherapy, and Xtandi (Enzalutamide), an androgen receptor inhibitor, was approved to treat men with metastatic castrate-resistant prostate cancer who previously received docetaxel chemotherapy. In 2013, Xofigo (radium RA 223 dichloride) injection was approved for the treatment of patients with castration-resistant prostate cancer (CRPC), symptomatic bone metastases and no known visceral metastatic disease. Other therapies such as Bavarian Nordic’s PROSTVAC® are the subject of ongoing clinical trials in men with metastatic castrate-resistant prostate cancer. PROSTVAC®, currently in Phase 3 clinical development, is a therapeutic cancer vaccine being studied in men with asymptomatic or minimally symptomatic metastatic castrate-resistant prostate cancer.

Our competitors include major pharmaceutical companies. These companies may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing. In addition, smaller competitors may collaborate with these large established companies to obtain access to their resources.

Our ability to successfully commercialize ProscaVax and our other potential products, and compete effectively with third parties will depend, in large part, on:

●	the perception of physicians and other healthcare professionals of the safety, efficacy and relative benefits of ProscaVax or our other products compared to those of competing products or therapies;

●	the effectiveness of our sales and marketing efforts in appropriately targeting a resonant clinical message to both oncologists and urologists;

●	the willingness of physicians to adopt a new treatment regimen consisting of infusion of an immunotherapy;

●	reimbursement policies for ProscaVax or our other product candidates, if developed and approved;

●	the price of ProscaVax and that of other products we may develop and commercialize relative to competing products;

●	our ability to manufacture ProscaVax and other products we may develop on a cost-effective commercial scale;

●	our ability to accurately forecast demand for ProscaVax, and our product candidates if regulatory approvals are achieved; and

●	our ability to advance our other product candidates through clinical trials and through the FDA approval process and those of non-United States regulatory authorities.

Competition among approved marketed products will be based upon, among other things, efficacy, reliability, product safety, price-value analysis, and patent position. Our competitiveness will also depend on our ability to advance our product candidates, license additional technology, maintain a proprietary position in our technologies and products, obtain required government and other approvals on a timely basis, attract and retain key personnel and enter into corporate relationships that enable us and our collaborators to develop effective products that can be manufactured cost-effectively and marketed successfully.

Regulatory

General

Government authorities in the United States and other countries extensively regulate, among other things, the preclinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution of biologic products. In the United States, the FDA subjects pharmaceutical and biologic products to rigorous review under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations.

FDA Approval Process

To obtain approval of our product candidates from the FDA, we must, among other requirements, submit data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product candidate. In most cases, this entails extensive laboratory tests and preclinical and clinical trials. The collection of these data, as well as the preparation of applications for review by the FDA, are costly in time and effort, and may require significant capital investment. We may encounter significant difficulties or costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing any products we may develop.

A company typically conducts human clinical trials in three sequential phases, but the phases may overlap. Phase 1 trials consist of testing of the product in a small number of patients or healthy volunteers, primarily for safety at one or more doses. Phase 1 trials in cancer are often conducted with patients who are not healthy and who have end-stage or metastatic cancer. Phase 2 trials, in addition to safety, evaluate the efficacy of the product in a patient population somewhat larger than Phase 1 trials. Phase 3 trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites. Prior to commencement of each clinical trial, a company must submit to the FDA a clinical plan, or “protocol,” which must also be approved by the Institutional Review Boards at the institutions participating in the trials. The trials must be conducted in accordance with the FDA’s good clinical practices. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

To obtain marketing authorization, a company must submit to the FDA the results of the preclinical and clinical testing, together with, and among other things, detailed information on the manufacture and composition of the product, in the form of a new drug application or, in the case of a biologic such as ProscaVax, a biologics license application.

We are also subject to a variety of regulations governing clinical trials and sales of our products outside the United States. Whether or not FDA approval has been obtained, approval of conduct of a clinical trial or authorization of a product by the comparable regulatory authorities of foreign countries and regions must be obtained prior to the commencement of marketing the product in those countries. The approval process varies from one regulatory authority to another and the time may be longer or shorter than that required for FDA approval based on local regulations. In the E.U., Canada and Australia, regulatory requirements and approval processes are similar, in principle, requiring a rigorous assessment of the data to ensure a product has satisfactorily demonstrated an acceptable benefit/risk profile prior to regulatory approval for marketing.

Fast Track Designation/Priority Review

Congress enacted the Food and Drug Administration Modernization Act of 1997 (the “Modernization Act”) in part to ensure the availability of safe and effective drugs, biologics and medical devices by expediting the development and review for certain new products. The Modernization Act establishes a statutory program for the review of Fast Track products, including biologics. A Fast Track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the Fast Track program, the sponsor of a new drug or biologic may request that the FDA designate the drug or biologic as a Fast Track product at any time during the development of the product, prior to a new drug application submission.

Post-Marketing Obligations

The Food and Drug Administration Amendments Act of 2007 expanded FDA authority over drug products after approval. All approved drug products are subject to continuing regulation by the FDA, including record-keeping requirements, reporting of adverse experiences with the product, sampling and distribution requirements, notifying the FDA and gaining its approval of certain manufacturing or labeling changes, complying with certain electronic records and signature requirements, submitting periodic reports to the FDA, maintaining and providing updated safety and efficacy information to the FDA, and complying with FDA promotion and advertising requirements. Failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, seizure of product, injunctive action, criminal prosecution, or civil penalties.

The FDA may require post-marketing studies or clinical trials to develop additional information regarding the safety of a product. These studies or trials may involve continued testing of a product and development of data, including clinical data, about the product’s effects in various populations and any side effects associated with long-term use. The FDA may require post-marketing studies or trials to investigate known serious risks or signals of serious risks or identify unexpected serious risks and may require periodic status reports if new safety information develops. Failure to conduct these studies in a timely manner may result in substantial civil fines.

Drug and biologics manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and to list their products with the FDA. The FDA periodically inspects manufacturing facilities in the United States and abroad in order to assure compliance with the applicable cGMP regulations and other requirements. Facilities also are subject to inspections by other federal, foreign, state or local agencies. In complying with the cGMP regulations, manufacturers must continue to assure that the product meets applicable specifications, regulations and other post-marketing requirements. We must ensure that third-party manufacturers continue to ensure full compliance with all applicable regulations and requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing or recall or seizure of product.

Also, newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, additional preclinical or clinical studies, or even in some instances, revocation or withdrawal of the approval. Violations of regulatory requirements at any stage, including after approval, may result in various adverse consequences, including the FDA’s withdrawal of an approved product from the market, other voluntary or FDA-initiated action that could delay or restrict further marketing, and the imposition of civil fines and criminal penalties against the manufacturer and Biologics License Applications (“BLA”) holder. In addition, discovery of previously unknown problems may result in restrictions on the product, manufacturer or BLA holder, including withdrawal of the product from the market. Furthermore, new government requirements may be established that could delay or prevent regulatory approval of our products under development, or affect the conditions under which approved products are marketed.

We are also subject to a variety of regulations governing post-marketing obligations for our product in the European Union. As part of the approval process governed by European regulations, a company may be required to complete post marketing commitments as a condition of approval to assess additional information regarding the safety of a product. The EMA may require post-marketing studies to investigate known serious risks or signals of serious risks or identify unexpected serious risks and may require periodic status reports if new safety information develops. Failure to complete post-marketing requirements in a timely manner may result in substantial fines including the risk to continued marketing in the European Union.

Biosimilars

The Biologics Price Competition and Innovation Act (“BPCIA”) was passed on March 23, 2010 as Title VII to the Patient Protection and Affordable Care Act. The law provides for an abbreviated approval pathway for biological products that demonstrate biosimilarity to a previously-approved biological product. The BPCIA provides 12 years of exclusivity for innovator biological products. The BPCIA may be applied to our product in the future and could be applied to allow approval of biosimilars to our products.

Federal Anti-Kickback, False Claims Laws & The Federal Physician Payment Sunshine Act

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws are relevant to certain marketing practices in the pharmaceutical industry. These laws include anti-kickback statutes, false claims statutes, and the federal Physician Payment Sunshine Act. The federal healthcare program anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good or service for which payment may be made under federal health care programs such as the Medicare and Medicaid programs. For example, this statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the federal anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. The federal Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 and subsequent legislation (collectively, “PPACA”), among other things, amends the intent requirement of the federal anti-kickback statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions; however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny.

Federal false claims laws prohibit, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment, or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim. For example, several pharmaceutical and other healthcare companies have faced enforcement actions under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, anti-kickback statute violations and certain marketing practices, including off-label promotion, may also implicate false claims laws. Federal false claims laws violations may result in imprisonment, criminal fines, civil monetary damages and penalties and exclusion from participation in federal healthcare programs. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs. A number of states have anti-kickback laws that apply regardless of the payer.

In addition, the federal Physician Payment Sunshine Act will require extensive tracking of physician and teaching hospital payments, maintenance of a payments database, and public reporting of the payment data. The Centers for Medicare & Medicaid Services (“CMS”) recently issued a final rule implementing the Physician Payment Sunshine Act provisions and clarified the scope of the reporting obligations, requiring manufacturers to begin tracking on August 1, 2013 and reporting payment data to CMS by March 31, 2014. Failure to comply with the reporting obligations may result in civil monetary penalties.

State Laws

Marketing Restrictions and Disclosure Requirements. A number of states, such as Minnesota, Massachusetts and Vermont, have requirements that restrict pharmaceutical marketing activities. These state requirements limit the types of interactions we may have with healthcare providers licensed in these jurisdictions. In addition, a number of states have laws that require pharmaceutical companies to track and report payments, gifts and other benefits provided to physicians and other health care professionals and entities. Still other state laws mandate implementation of specific compliance policies to regulate interactions with health care professionals.

State Fraud and Abuse Laws. Several states have enacted state law equivalents of federal laws, such as anti-kickback and false claims laws. These state laws may apply to items or services reimbursed under Medicaid and other state programs or, in several states, apply regardless of the payer.

State Price Reporting Requirements. Some states, including Texas, New Mexico and Vermont, have enacted state price disclosure requirements that may apply to any drug sold in the state, subject to specific state requirements.

Healthcare Reform. Certain states, such as Massachusetts, are pursuing their own programs for health reform. These programs may include cost containment measures that could affect state healthcare benefits, particularly for higher priced drugs. Under PPACA, states will have authority to define packages of “essential health benefits” that health plans in the individual and small group markets must offer beginning in 2014. The definition of these packages could affect coverage of our products by those plans.

Sale of Pharmaceutical Products. Many states have enacted their own laws and statutes applicable to the sale of pharmaceutical products within the state, with which we must comply. We are also subject to certain state privacy and data protection laws and regulations.

Coverage and Reimbursement by Third-Party Payers

Our sale of ProscaVax is dependent on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans.

Medicare Part B Coverage and Reimbursement of Drugs and Biologicals

In the United States, the Medicare program is administered by CMS. Coverage and reimbursement for products and services under Medicare are determined in accordance with the Social Security Act and pursuant to regulations promulgated by CMS, as well as the agency’s subregulatory coverage and reimbursement determinations. Medicare Part B provides limited coverage of outpatient drugs and biologicals that are furnished “incident to” a physician’s services. Generally, “incident to” drugs and biologicals are covered only if they satisfy certain criteria, including that they are of the type that is not usually self-administered by the patient and they are reasonable and necessary for a medically accepted diagnosis or treatment.

Medicare Part B pays providers under a payment methodology using average sales price (“ASP”) information. Manufacturers are required to provide ASP information to CMS on a quarterly basis. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties of up to $10,000 for each misrepresentation for each day in which the misrepresentation was applied. This information is used to compute Medicare payment rates, updated quarterly based on this ASP information. The Medicare Part B payment methodology for physicians is ASP plus six percent and can change only through legislation. There is a mechanism for comparison of ASP for a product to the widely available market price and the Medicaid Average Manufacturer Price for the product, which could cause further decreases in Medicare payment rates, although this mechanism has yet to be utilized. The statute establishes the payment rate for new drugs and biologicals administered in hospital outpatient departments that are granted “pass-through status” at the rate applicable in physicians’ offices (i.e., ASP plus six percent) for two to three years after FDA approval. CMS establishes the payment rates for drugs and biologicals that do not have pass-through status by regulation.

The methodology under which CMS establishes reimbursement rates is subject to change, particularly because of budgetary pressures facing the Medicare program and the federal government. Beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologicals, will be reduced by up to 2% under the sequestration required by the Budget Control Act of 2011, Pub. L. No. 112-25 (“BCA”), as amended by the American Taxpayer Relief Act of 2012, Pub. L. 112-240 (“ATRA”), unless Congress acts to prevent the cuts. The Medicare Modernization Act of 2003 made changes in reimbursement methodology that reduced the Medicare reimbursement rates for many drugs, including oncology therapeutics. In the past year, Congress has considered additional reductions in Medicare reimbursement for drugs as part of legislation to reduce the budget deficit. Similar legislation could be enacted in the future. The Medicare regulations and interpretive determinations that determine how drugs and services are covered and reimbursed also are subject to change.

Pharmaceutical Pricing and Reimbursement Under Medicaid and Other Programs

In many of the markets in which we may do business in the future, the prices of pharmaceutical products are subject to direct price controls (by law) and to drug reimbursement programs with varying price control mechanisms.

We expect that ProscaVax will be made available to patients that are eligible for Medicaid benefits. A condition of federal funds being made available to cover our products under Medicaid and Medicare Part B is our participation in the Medicaid drug rebate program, established by the Omnibus Budget Reconciliation Act of 1990, Pub. L. 101-508, and as amended by subsequent legislation, including PPACA. Under the Medicaid drug rebate program, we will pay a rebate to each state Medicaid program for each unit of ProscaVax paid for by those programs. The rebate amount varies by quarter, and is based on pricing data reported by us on a monthly and quarterly basis to CMS. These data include the monthly and quarterly average manufacturer price (“AMP”) for our drugs, and in the case of innovator products like ProscaVax, the quarterly best price (the “QBP”), which is our lowest price in a quarter to any commercial or non-governmental customer. If we become aware that our reported prices for prior quarters are incorrect or should be changed to reflect late-arriving pricing data, we would be obligated to submit the corrected data for a period not to exceed 12 quarters from the quarter in which the data originally were due. Any corrections to our pricing data could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction.

The availability of federal funds under Medicaid and Medicare Part B to pay for any products that are approved for marketing also is conditioned on our participation in the Public Health Service 340B drug pricing program. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These covered entities include hospitals that serve a disproportionate share of low-income patients, as well as a variety of community health clinics and other recipients of health services grant funding. PPACA expanded the 340B program to include certain free standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Act. The 340B ceiling price for a drug is calculated using a statutory formula that is based on the AMP and Medicaid rebate amount for the drug. Any revisions to previously reported Medicaid pricing data also may require revisions to the 340B ceiling prices that were based on those data and could require the issuance of refunds.

If we make ProscaVax available for purchase by authorized users of the Federal Supply Schedule (“FSS”) of the General Services Administration pursuant to an FSS contract with the Department of Veterans Affairs (“VA”), the Veterans Health Care Act of 1992 (“VHCA”), would require us to offer deeply discounted FSS contract pricing to four federal agencies commonly referred to as the “Big Four” — the VA, the Department of Defense (“DoD”), the Coast Guard and the Public Health Service (including the Indian Health Service) — for federal funding to be made available for reimbursement of any of our products under the Medicaid program, Medicare Part B and for our products to be eligible to be purchased by those four federal agencies and certain federal grantees. FSS pricing to those four federal agencies must be equal to or less than the federal ceiling price (“FCP”). The FCP is based on a weighted average wholesaler price known as the non-federal average manufacturer price (“Non-FAMP”). We are required to report Non-FAMP to the VA on a quarterly and annual basis. If we misstate Non-FAMP or FCP, we must restate these figures. In addition, if we are found to have knowingly submitted false information to the government, the VHCA provides for civil monetary penalties of $100,000 per item of false information in addition to other penalties the government may impose.

The FSS contract is a federal procurement contract that includes standard government terms and conditions and extensive disclosure and certification requirements. All items on FSS contracts are subject to a standard FSS contract clause that requires FSS contract price reductions under certain circumstances where pricing is reduced to an agreed “tracking customer.” Further, in addition to the “Big Four” agencies, all other federal agencies and some non-federal entities are authorized to access FSS contracts. If we overcharge the government in connection with our FSS contract, whether due to a misstated FCP or otherwise, we would be required to refund the difference to the government.

Data Privacy

Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who prescribe our product and from whom we obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). We are not a HIPAA covered entity, and we do not operate as a business associate to any covered entities. Therefore, these privacy and security requirements do not apply to us. However, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. These laws could create liability for us or increase our cost of doing business.

European Regulatory Authorities for Reimbursement

In the European Union, national governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national healthcare systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive and/or negative list systems under which products may be marketed only once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on healthcare costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the role of the National Institute for Health and Clinical Excellence in the United Kingdom, which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert commercial pressure on pricing within a country.

Environmental and Safety Laws

We are subject to a variety of federal, state and local regulations relating to the use, handling, storage and disposal of hazardous materials, including chemicals and radioactive and biological materials. Our operations produce such hazardous waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by federal, state and local regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. We generally contract with third parties for the disposal of such substances, and store our low level radioactive waste at our facilities until the materials are no longer considered radioactive. We are also subject to various laws and regulations governing laboratory practices and the experimental use of animals.

We are also subject to regulation by the Occupational Safety and Health Administration (“OSHA”), and the Environmental Protection Agency (the “EPA”), and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. OSHA and/or the EPA may promulgate regulations that may affect our research and development programs.

Principal Executive Office

Our principal executive offices at 11441 Industriplex Blvd, Suite 190, Baton Rouge, LA 70809 are leased from a third party. The lease, which commenced on September 1, 2015 and expires on August 31, 2020, provides for a monthly rent of $3,066.67, plus common area expenses, until September 2018. Thereafter, the monthly rent is $3,200.00, plus common area expenses. We believe this facility is adequate for our current and near term future needs.

Employees

As of April 7, 2016, we had 3 full-time employees and 2 part-time employees. None of our employees are represented by a union.

Legal Proceedings

We are not a party to any pending or threatened litigation.

ITEM 1A. RISK FACTORS

Risks Relating to our Product Commercialization Pursuits

If we fail to achieve and sustain commercial success for ProscaVax, our business will suffer, our future prospects may be harmed and our stock price would likely decline.

We have never sold or marketed a pharmaceutical product. Unless we can successfully commercialize ProscaVax or another product candidate or acquire the right to market other approved products, our business will be materially adversely affected. Our ability to generate revenues for ProscaVax will depend on, and may be limited by, a number of factors, including the following:

●	Our ability to receive approval of ProscaVax by the FDA;

●	acceptance of and ongoing satisfaction with ProscaVax by the medical community, patients receiving therapy and third-party payers in the United States, and eventually in foreign markets if we receive marketing approvals abroad;

●	our ability to develop and expand market share for treating late stage prostate cancer patients, both in the United States and potentially in the rest of the world if we receive marketing approvals outside of the United States, in the midst of numerous competing products for late stage prostate cancer, many of which are in late stage clinical development;

●	whether data from clinical trials for the additional indication of early stage prostate cancer patients are positive and whether such data, if positive, will be sufficient to achieve approval from the FDA and its foreign counterparts to market and sell ProscaVax for this additional indication;

●	adequate coverage or reimbursement for ProscaVax by government healthcare programs and third-party payors, including private health coverage insurers and health maintenance organizations; and

●	the ability of patients to afford any required co-payments for ProscaVax.

If for any reason we are unable to sell ProscaVax, our business would be seriously harmed and could fail.

If ProscaVax were to become the subject of problems related to its efficacy, safety, or otherwise, our ability to generate revenues from ProscaVax could be seriously harmed.

ProscaVax, in addition to any other of our drug candidates that may be approved by the FDA, will be subject to continual review by the FDA, and we cannot assure you that newly discovered safety issues will not arise. With the use of any newly marketed drug by a wider patient population, serious adverse events may occur from time to time that initially do not appear to relate to the drug itself. Any safety issues could cause us to suspend or cease marketing of our approved products, cause us to modify how we market our approved products, subject us to substantial liabilities, and adversely affect our revenues and financial condition. In the event of a withdrawal of ProscaVax from the market, our revenues would decline significantly and our business would be seriously harmed and could fail.

Adoption of ProscaVax for the treatment of patients with either early stage or advanced prostate cancer may be slow or limited for a variety of reasons, including competing therapies and perceived difficulties in the treatment process or delays in obtaining reimbursement. If ProscaVax is not successful in broad acceptance as a treatment option for prostate cancer, our business would be harmed.

The rate of adoption of ProscaVax for early stage or advanced prostate cancer and the ultimate market size will be dependent on several factors, including the education of treating physicians on the patient treatment process with ProscaVax and immunotherapies generally. A significant portion of the prospective patient base for treatment with ProscaVax may be under the care of urologists who may be less experienced with immunotherapy than oncologists. Acceptance by urologists of ProscaVax as a treatment option may be measurably slower than adoption by oncologists of ProscaVax as a therapy and may require more educational effort by us.

To achieve global success for ProscaVax as a treatment, we will need to obtain approvals by foreign regulatory authorities. Data from our completed clinical trials of ProscaVax may not be sufficient to support approval for commercialization by regulatory agencies governing the sale of drugs outside of the United States. This could require us to spend substantial sums to develop sufficient clinical data for licensure by foreign authorities. Submissions for approval by foreign regulatory authorities may not result in marketing approval by these authorities for the requested indication. In addition, certain countries require pricing to be established before reimbursement for the specific indication may be obtained. We may not receive or maintain marketing approvals at favorable pricing levels or at all, which could harm our ability to market ProscaVax globally. Prostate cancer is common in many regions where the healthcare support systems are limited and reimbursement for ProscaVax may be limited or unavailable, which will likely limit or slow adoption in these regions. If we are unable to successfully achieve the full global market potential of ProscaVax due to diagnosis practices or regulatory hurdles, our future prospects would be harmed and our stock price could decline.

Risks Relating to Our Financial Position and Operations

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

During the year ended December 31, 2015, we had had a net loss of $990,396 and $453,879 for the years ended December 31, 2015 and 2014, respectively. The net cash used in operations were $851,841 and $418,212 for the years ended December 31, 2015 and 2014, respectively. Additionally, the Company had an accumulated deficit of $1,129,219 at December, 2015, and had no revenues for the year ended December 31, 2015. These conditions, among others, raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our Report of Independent Registered Public Accounting Firm on our financial statements for the year ended December 31, 2015. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our consolidated financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors. Even if we are able to successfully realize our commercialization goals for ProscaVax, because of the numerous risks and uncertainties associated with commercialization of a biologic, we may still require additional funding. And in any event, we are unable to predict when we will become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability.

Risks from Competitive Factors

Our competitors may develop and market products that are less expensive, more effective, safer or reach the market sooner, which may diminish or eliminate the commercial success of any products we may commercialize.

Competition in the cancer therapeutics field is intense and is accentuated by the rapid pace of advancements in product development. In addition, we compete with other clinical-stage companies and institutions for clinical trial participants, which could reduce our ability to recruit participants for our clinical trials. Delay in recruiting clinical trial participants could adversely affect our ability to bring a product to market prior to our competitors. Further, research and discoveries by others may result in breakthroughs that render potential products obsolete before they generate revenue.

Products such as chemotherapeutics, androgen metabolism or androgen receptor antagonists, endothelin A receptor antagonists, antisense compounds, angiogenesis inhibitors and gene therapies for cancer are also under development by a number of companies and could potentially compete with ProscaVax and our other product candidates. In addition, many universities and private and public research institutes may in the future become active in cancer research, which may be in direct competition with us.

Some of our competitors in the cancer therapeutics field have substantially greater research and development capabilities and manufacturing, marketing, financial and managerial resources than we do. Acquisitions of competing companies by large pharmaceutical and biotechnology companies could enhance our competitors’ resources. In addition, our competitors may obtain patent protection or FDA approval and commercialize products more rapidly than we do, which may impact future sales of our products. We expect that competition among products approved for sale will be based, among other things, on product efficacy, price, safety, reliability, availability, patent protection, and sales, marketing and distribution capabilities. Our profitability and financial position will suffer if our products receive regulatory approval, but cannot compete effectively in the marketplace.

We could face competition for ProscaVax or other approved products from biosimilar products that could impact our profitability.

We may face competition in Europe from biosimilar products, and we expect we may face competition from biosimilars in the future in the United States as well. To the extent that governments adopt more permissive approval frameworks and competitors are able to obtain broader marketing approval for biosimilars, our products will become subject to increased competition. Expiration or successful challenge of applicable patent rights could trigger such competition, and we could face more litigation regarding the validity and/or scope of our patents. We cannot predict to what extent the entry of biosimilar products or other competing products could impact our future potential sale of ProscaVax in the E.U., where biosimilars to other innovator biological products are already available. Our inability to compete effectively in foreign territories would reduce global sales potential, which could have a material adverse effect on our results of operations.

On March 23, 2010, PPACA became law and authorized FDA approval of biosimilar products. PPACA established a period of 12 years of data exclusivity for reference products and outlined statutory criteria for science-based biosimilar approval standards. Under this framework, data exclusivity protects the data in the innovator’s regulatory application by prohibiting, for a period of 12 years, others from gaining FDA approval based in part on reliance or reference to the innovator’s data. FDA has not yet announced implementation of the biosimilars regulatory approval pathway; however, PPACA does not require the agency to do so before it may approve biosimilars. The new law does not change the duration of patents granted on biologic products. Because of this pathway for the approval of biosimilars in the U. S., we may in the future face greater competition from biosimilar products and downward pressure on our product prices, sales and revenues, subject to our ability to enforce our patents.

Failure to retain key personnel could impede our ability to develop our products and to obtain new collaborations or other sources of funding.

We depend, to a significant extent, on the efforts of our key employees, including senior management and senior scientific, clinical, regulatory, operational and other personnel. The development of new therapeutic products requires expertise from a number of different disciplines, some of which are not widely available.

We depend upon our scientific staff to discover new product candidates and to develop and conduct pre-clinical studies of those new potential products. Our clinical and regulatory staff is responsible for the design and execution of clinical trials in accordance with FDA requirements and for the advancement of our product candidates toward FDA approval and submission of data supporting approval. The quality and reputation of our scientific, clinical and regulatory staff, especially the senior staff, and their success in performing their responsibilities, may directly influence the success of our product development programs. As we pursue successful commercialization of ProscaVax, our sales and marketing, and operations executive management staff takes on increasing significance and influence upon our organizational success. In addition, our executive officers are involved in a broad range of critical activities, including providing strategic and operational guidance. The loss of these individuals, or our inability to retain or recruit other key management and scientific, clinical, regulatory, medical, operational and other personnel, may delay or prevent us from achieving our business objectives. We face intense competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

Risks Relating to Collaboration Arrangements and Reliance on Third Parties

We must rely at present on relationships with third-party suppliers to supply necessary components used in our products, which relationships are not easy to replace.

We rely upon contract manufacturers for components used in the manufacture of ProscaVax. Problems with any of our suppliers’ facilities or processes could result in failure to produce or a delay in production of adequate supplies of the antigen or other components we use in the manufacture of ProscaVax. This could delay or reduce commercial sales and materially harm our business. Any prolonged interruption in the operations of our suppliers’ facilities could result in cancellation of orders, loss of components in the process of being manufactured or a shortfall in availability of a necessary component. A number of factors could cause interruptions, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters, changes in FDA or equivalent other country authorities’ regulatory requirements or standards that require modifications to manufacturing processes, or action by us to implement process changes or other similar factors. Because manufacturing processes are complex and are subject to a lengthy FDA or equivalent non-United States regulatory approval process, alternative qualified supply may not be available on a timely basis or at all. Difficulties or delays in our suppliers’ manufacturing and supply of components could delay our clinical trials, increase our costs, damage our reputation and, for ProscaVax, cause us to lose revenue or market share if we are unable to timely meet market demands.

We rely on single source vendors for some key components for ProscaVax and our active immunotherapy product candidates, which could impair our ability to manufacture and supply our products.

We currently depend on single source vendors for components used in ProscaVax and other active immunotherapy candidates. Any production shortfall that impairs the supply of the antigen in ProscaVax to us could have a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain a sufficient quantity of antigen, there could be a substantial delay in successfully developing a second source supplier. In addition, we rely on single-source unaffiliated third-party suppliers for certain other raw materials, medical devices and components necessary for the formulation, fill and finish of our products. Certain of these raw materials, medical devices and components are the proprietary products of these unaffiliated third-party suppliers and are specifically cited in the drug application with regulatory agencies so that they must be obtained from that specific sole source and could not be obtained from another supplier unless and until the regulatory agency approved such supplier. An inability to continue to source product from any of these suppliers, which could be due to regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands or quality issues, could adversely affect our ability to satisfy demand for ProscaVax or other products, which could adversely affect our product sales and operating results materially or our ability to conduct clinical trials, either of which could significantly harm our business.

If we fail to enter into any needed collaboration agreements for our product candidates, we may be unable to commercialize them effectively or at all.

Product collaborations are complex and any potential discussions may not result in a definitive agreement for many reasons. For example, whether we reach a definitive agreement for a collaboration would depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. If we were to determine that a collaboration for a particular product is necessary to commercialize it and we were unable to enter into such a collaboration on acceptable terms, we might elect to delay or scale back the commercialization of a product in order to preserve our financial resources or to allow us adequate time to develop the required physical resources and systems and expertise ourselves.

If we enter into a collaboration agreement we consider acceptable, the collaboration may not proceed as quickly, smoothly or successfully as we plan. The risks in a collaboration agreement generally include:

● the collaborator may not apply the expected financial resources or required expertise in developing the physical resources and systems necessary to successfully commercialize a product;

● the collaborator may not invest in the development of a sales and marketing force and the related infrastructure at levels that ensure that sales of a product reach their full potential;

● disputes may arise between us and a collaborator that delay the commercialization of the product or adversely affect its sales or profitability; or

● the collaborator may independently develop, or develop with third parties, products that could compete with the product.

With respect to a collaboration for any of our products or product candidates, we are dependent on the success of our collaborators in performing their respective responsibilities and the continued cooperation of our collaborators. Our collaborators may not cooperate with us to perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to activities related to our collaboration agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us. A collaborator may have the right to terminate the collaboration at its discretion. Any termination may require us to seek a new collaborator, which we may not be able to do on a timely basis, if at all, or require us to delay or scale back the commercialization efforts. The occurrence of any of these events could adversely affect the commercialization of product candidates we may commercialize and materially harm our business and stock price by slowing the pace of growth of such sales, by reducing the profitability of the product or by adversely affecting the reputation of the product in the market.

Risks Relating to Our Clinical Trial and Product Development Initiatives

The costs of our product candidate development and clinical trials are difficult to estimate and will be very high for many years, preventing us from making a profit for the foreseeable future, if ever.

Clinical and other studies necessary to obtain approval of a new drug can be time consuming and costly, especially in the United States, but also in foreign countries. Our estimates of the costs associated with future clinical trials and research may be substantially lower than what we actually experience. It is impossible to predict what we will face in the development of a product candidate, such as ProscaVax. The purpose of clinical trials is to provide both us and regulatory authorities with safety and efficacy data in humans. It is relatively common to revise a trial or add subjects to a trial in progress. These examples of common variances in product development and clinical investigations demonstrate how predicted costs may exceed reasonable expectations. The difficult and often complex steps necessary to obtain regulatory approval, especially that of the FDA and the European Union’s European Medicine’s Agency (the “EMA”), involve significant costs and may require several years to complete. We expect that we will need substantial additional financing over an extended period of time in order to fund the costs of future clinical trials, related research, and general and administrative expenses.

The extent of our clinical trials and research programs are primarily based upon the amount of capital available to us and the extent to which we receive regulatory approvals for clinical trials. We have established estimates of the future costs of the Phase 2 clinical trial for ProscaVax, but, as explained above, that estimate may not prove correct.

Our clinical and pre-clinical candidates in the pipeline for other potential cancer immunotherapies and targeted products may never reach the commercial market for a number of reasons.

To sustain our business, we focus substantial resources on the search for new pharmaceutical products. These activities include engaging in discovery research and product development, conducting pre-clinical and clinical studies, and seeking regulatory approval in the United States for product candidates and in other countries for ProscaVax and other products we may market in the future. Our long-term success depends on the discovery and development of new drugs that we can commercialize. Our cancer immunotherapy and targeted program pipeline candidates are still at a relatively early stage in the development process. There can be no assurance that these product candidates or any other potential therapies we may pursue will become a marketed drug. In addition, we may find that certain products cannot be manufactured on a commercial scale and, therefore, they may not be economical to produce, or may be precluded from commercialization by proprietary rights of third parties.

A significant portion of the research that we are conducting involves new and unproven technologies. Research programs to identify disease targets and product candidates require substantial technical, financial and human resources, whether or not we ultimately identify any candidates. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield candidates for clinical development for a number of reasons, including difficulties in formulation which cannot be overcome, timing and competitive concerns.

An Investigative New Drug (“IND”) application must become effective before human clinical trials may commence. The IND application is automatically effective 30 days after receipt by the FDA unless before that time, the FDA raises concerns or questions about the product’s safety profile or the design of the trials as described in the application. In the latter case, any outstanding concerns must be resolved with the FDA before clinical trials can proceed. Thus, the submission of an IND may not result in FDA authorization to commence clinical trials in any given case. After authorization is received, the FDA retains the authority to place the IND, and clinical trials under that IND, on clinical hold. If we are unable to commence clinical trials or clinical trials are delayed indefinitely, we would be unable to develop additional product candidates and our business could be materially harmed. Clinical trials, both in the United States and in other countries, can be delayed for a variety of reasons, including:

●	delays or failures in obtaining regulatory authorization to commence a trial because of safety concerns of regulators relating to our product candidates or similar product candidates of our competitors or failure to follow regulatory guidelines;

●	delays or failures in obtaining clinical materials and manufacturing sufficient quantities of the product candidate for use in trials;

●	delays or failures in reaching agreement on acceptable terms with prospective study sites;

●	delays or failures in obtaining approval of our clinical trial protocol from an institutional review board (“IRB”) or ethics committee (“EC”) to conduct a clinical trial at a prospective study site;

●	delays in recruiting patients to participate in a clinical trial;

●	failure of our clinical trials and clinical investigators to be in compliance with the FDA’s Good Clinical Practices or equivalent other country regulations and requirements;

●	unforeseen safety issues, including negative results from ongoing pre-clinical studies;

●	inability to monitor patients adequately during or after treatment;

●	unexpected adverse events occurring during the clinical trial;

●	failure by third-party clinical trial managers to comply with regulations concerning protection of patient health data;

●	difficulty monitoring multiple study sites;

●	failure of our third-party clinical trial managers to satisfy their contractual duties, comply with regulations or meet expected deadlines; and

●	determination by regulators that the clinical design of the trials is not adequate.

The nature and efforts required to complete a prospective research and development project are typically indeterminable at very early stages when research is primarily conceptual and may have multiple applications. Once a focus towards developing a specific product candidate has been developed, we obtain more visibility into the efforts that may be required to reach conclusion of the development phase. However, there are inherent risks and uncertainties in developing novel biologics in a rapidly changing industry environment. To obtain approval of a product candidate from the FDA or other country regulatory authorities, we must, among other requirements, submit data supporting safety and efficacy as well as detailed information on the manufacture and composition of the product candidate. In most cases, this entails extensive laboratory tests and pre-clinical and clinical trials. The collection of this data, as well as the preparation of applications for review by the FDA and other regulatory agencies outside the United States are costly in time and effort, and may require significant capital investment.

We may encounter significant difficulties or costs in our efforts to obtain FDA approvals or approvals to market products in foreign markets. For example, the FDA or the equivalent in jurisdictions outside the United States may determine that our data is not sufficiently compelling to warrant marketing approval, or may require we engage in additional clinical trials or provide further analysis which may be costly and time consuming. Regardless of the nature of our efforts to complete development of our products and receive marketing approval, we may encounter delays that render our product candidates uncompetitive or otherwise preclude us from marketing products.

We may be required to obtain additional funding to complete development of product candidates or in order to commercialize approved products. However such funding may not be available to us on terms we deem acceptable or at all. Our ability to access additional capital is dependent on the success of our business and the perception by the market of our future business prospects. In the event we were unable to obtain necessary funding, we might halt or temporarily delay ongoing development projects.

Pre-clinical testing and clinical trials for product candidates must satisfy stringent regulatory requirements or we may be unable to utilize the results.

The pre-clinical testing and clinical trials of any product candidates that we develop must comply with regulations by numerous federal, state and local government authorities in the United States, principally the FDA, and by similar governmental authorities in other countries. Clinical trials are subject to continuing oversight by governmental regulatory authorities and institutional review boards and must meet the requirements of these authorities in the United States and other countries, including those for informed consent and good clinical practices. We may not be able to comply with these requirements, which could disqualify completed or ongoing clinical trials. We may experience numerous unforeseen events during, or as a result of, the testing process that could delay or prevent commercialization of our product candidates, including the following:

●	safety and efficacy results from human clinical trials may show the product candidate to be less effective or safe than desired or earlier results may not be replicated in later clinical trials;

●	the results of pre-clinical studies may be inconclusive or they may not be indicative of results that will be obtained in human clinical trials;

●	after reviewing relevant information, including pre-clinical testing or human clinical trial results, we may abandon or substantially restructure programs that we might previously have believed to be promising;

●	we, the FDA, an IRB, an EC, or similar regulatory authorities in other countries may suspend or terminate clinical trials if the participating patients are being exposed to unacceptable health risks or for other reasons; and

●	the effects of our product candidates may not be the desired effects or may include undesirable side effects or other characteristics that interrupt, delay or cause us or the FDA, or equivalent governmental authorities in other countries, to halt clinical trials or cause the FDA or non-United States regulatory authorities to deny approval of the product candidate for any or all target indications.

Each phase of clinical testing is highly regulated, and during each phase there is risk that we will encounter serious obstacles or will not achieve our goals, and accordingly we may abandon a product in which we have invested substantial amounts of time and money. In addition, we must provide the FDA and foreign regulatory authorities with pre-clinical and clinical data that demonstrate that our product candidates are safe and effective for each target indication before they can be approved for commercial distribution. We cannot state with certainty when or whether any of our products now under development will be approved or launched; or whether any products, once approved and launched, will be commercially successful.

The FDA, other non-United States regulatory authorities, or an Advisory Committee may determine our clinical trials data regarding safety or efficacy are insufficient for regulatory approval.

Although we obtain guidance from regulatory authorities on certain aspects of our clinical development activities, these discussions are not binding obligations on regulatory authorities. Regulatory authorities may revise or retract previous guidance or may disqualify a clinical trial in whole or in part from consideration in support of approval of a potential product for commercial sale or otherwise deny approval of that product. Even if we obtain successful clinical safety and efficacy data, we may be required to conduct additional, expensive trials to obtain regulatory approval. FDA, or equivalent other country authorities, may elect to obtain advice from outside experts regarding scientific issues and/or marketing applications under FDA or other country authority review through the FDA’s Advisory Committee process or other country procedures. Views of the Advisory Committee or other experts may differ from those of the FDA, or equivalent other country authority, and may impact our ability to commercialize a product candidate.

If we encounter difficulties enrolling patients in our clinical trials, our trials could be delayed or otherwise adversely affected.

Clinical trials for our product candidates may require that we identify and enroll a large number of patients with the disease under investigation. We may not be able to enroll a sufficient number of patients, or those with required or desired characteristics to achieve diversity in a study, to complete our clinical trials in a timely manner.

Patient enrollment is affected by factors including:

●	design of the trial protocol;

●	the size of the patient population;

●	eligibility criteria for the study in question;

●	perceived risks and benefits of the product candidate under study;

●	availability of competing therapies and clinical trials;

●	efforts to facilitate timely enrollment in clinical trials;

●	patient referral practices of physicians;

●	the ability to monitor patients adequately during and after treatment; and

●	geographic proximity and availability of clinical trial sites for prospective patients.

Additionally, even if we are able to identify an appropriate patient population for a clinical trial, there can be no assurance that the patients will continue in the clinical trial through completion.

If we have difficulty enrolling or maintaining a sufficient number of patients with sufficient diversity to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials, either of which would have a negative effect on our business.

Risks Related to Regulation of the Pharmaceutical Industry

ProscaVax and our other products in development cannot be sold if we do not maintain or gain required regulatory approvals.

Our business is subject to extensive regulation by numerous state and federal governmental authorities in the United States, including the FDA, and potentially by foreign regulatory authorities, with regulations differing from country to country. In the United States, the FDA regulates, among other things, the pre-clinical testing, clinical trials, manufacturing, safety, efficacy, potency, labeling, storage, record keeping, quality systems, advertising, promotion, sale and distribution of therapeutic products. Other applicable non-United States regulatory authorities have equivalent powers. Failure to comply with applicable requirements could result in, among other things, one or more of the following actions: withdrawal of product approval, notices of violation, untitled letters, warning letters, fines and other monetary penalties, unanticipated expenditures, delays in approval or refusal to approve a product candidate; product recall or seizure; interruption of manufacturing or clinical trials; operating restrictions; injunctions; and criminal prosecution. We are required in the United States and in foreign countries to obtain approval from regulatory authorities before we can manufacture, market and sell our products.

Obtaining regulatory approval for marketing of a product candidate in one country does not assure we will be able to obtain regulatory approval in other countries. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. Once approved, the FDA and other United States and non-United States regulatory authorities have substantial authority to limit the uses or indications for which a product may be marketed, restrict distribution of the product, require additional testing, change product labeling or mandate withdrawal of our products. The marketing of our approved products will be subject to extensive regulatory requirements administered by the FDA and other regulatory bodies, including: the manufacturing, testing, distribution, labeling, packaging, storage, reporting and record-keeping related to the product, advertising, promotion, and adverse event reporting requirements. In addition, incidents of adverse drug reactions, unintended side effects or misuse relating to our products could result in required post-marketing studies, additional regulatory controls or restrictions, or even lead to withdrawal of a product from the market.

In general, the FDA and equivalent other country authorities require labeling, advertising and promotional materials to be truthful and not misleading, and marketed only for the approved indications and in accordance with the provisions of the approved label. If the FDA or other regulatory authorities were to challenge our promotional materials or activities, they may bring enforcement action.

Our failure to obtain approval, significant delays in the approval process, or our failure to maintain approval in any jurisdiction will prevent us from selling a product in that jurisdiction. Any product and its manufacturer will continue to be subject to strict regulations after approval, including but not limited to, manufacturing, quality control, labeling, packaging, adverse event reporting, advertising, promotion and record-keeping requirements. Any problems with an approved product, including the later exhibition of adverse effects or any violation of regulations could result in restrictions on the product, including its withdrawal from the market, which could materially harm our business. The process of obtaining approvals in foreign countries is subject to delay and failure for many of the same reasons.

Regulatory authorities could also add new regulations or change existing regulations at any time, which could affect our ability to obtain or maintain approval of our products. ProscaVax and our investigational cellular immunotherapies are novel. As a result, regulatory agencies lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of ProscaVax outside of the United States and with respect to our active immunotherapy products under development. We are unable to predict when and whether any changes to regulatory policy affecting our business could occur, and such changes could have a material adverse impact on our business. If regulatory authorities determine that we have not complied with regulations in the research and development of a product candidate, a new indication for an existing product or information to support a current indication, they may not approve the product candidate or new indication or maintain approval of the current indication in its current form or at all, and we would not be able to market and sell it. If we were unable to market and sell our products or product candidates, our business and results of operations would be materially and adversely affected.

Failure to comply with foreign regulatory requirements governing human clinical trials and failure to obtain marketing approval for product candidates could prevent us from selling our products in foreign markets, which may adversely affect our operating results and financial condition.

The requirements governing the conduct of clinical trials, manufacturing, testing, product approvals, pricing and reimbursement outside the United States vary greatly from country to country. In addition, the time required to obtain approvals outside the United States may differ significantly from that required to obtain FDA approval. We may not obtain foreign regulatory approvals on the timeframe we may desire, if at all. Approval by the FDA does not assure approval by regulatory authorities in other countries, and foreign regulatory authorities could require additional testing. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to develop foreign markets for our products and may have a material adverse effect on our business and future prospects.

Our product sales depend on adequate coverage and reimbursement from third-party payers.

Our sale of ProscaVax is dependent on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. We rely in large part on the reimbursement coverage by federal and state sponsored government programs such as Medicare and Medicaid in the United States and equivalent programs in other countries. In the event we seek approvals to market ProscaVax in foreign territories, we will need to work with the government-sponsored healthcare systems in Europe and other foreign countries that are the primary payers of healthcare costs in those regions. Governments and private payers may regulate prices, reimbursement levels and/or access to ProscaVax and any other products we may market to control costs or to affect levels of use of our products. We cannot predict the availability or level of coverage and reimbursement for ProscaVax or our product candidates and a reduction in coverage and/or reimbursement for our products could have a material adverse effect on our product sales and results of operations.

We use hazardous materials in our business and must comply with environmental laws and regulations, which can be expensive.

Our operations produce hazardous waste products, including chemicals and radioactive and biological materials. We are subject to a variety of federal, state and local laws and regulations relating to the use, handling, storage and disposal of these materials. Although we believe that our safety procedures for handling and disposing of these materials complies with the standards prescribed by state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. We generally contract with third parties for the disposal of such hazardous waste products and store our low level radioactive waste at our facilities in compliance with applicable environmental laws until the materials are no longer considered radioactive. We are also subject to regulation by the Occupational Safety and Health Administration (“OSHA”), and the Environmental Protection Agency (the “EPA”), and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. OSHA and/or the EPA may promulgate regulations that may affect our research and development programs. We may be required to incur further costs to comply with current or future environmental and safety laws and regulations. In addition, in the event of accidental contamination or injury from these materials, we could be held liable for any damages that result, including remediation, and any such liability could exceed our resources.

Risks in Protecting Our Intellectual Property

If we are unable to protect our proprietary rights or to defend against infringement claims, we may not be able to compete effectively or operate profitably.

We invent and develop technologies that are the basis for or incorporated in our potential products. We protect our technology through United States and foreign patent filings, trademarks and trade secrets. We have issued patents, and applications for United States and foreign patents in various stages of prosecution. We expect that we will continue to file and prosecute patent applications and that our success depends in part on our ability to establish and defend our proprietary rights in the technologies that are the subject of issued patents and patent applications.

The fact that we have filed a patent application or that a patent has issued, however, does not ensure that we will have meaningful protection from competition with regard to the underlying technology or product. Patents, if issued, may be challenged, invalidated, declared unenforceable or circumvented or may not cover all applications we may desire. Our pending patent applications as well as those we may file in the future may not result in issued patents. Patents may not provide us with adequate proprietary protection or advantages against competitors with, or who could develop, similar or competing technologies or who could design around our patents. Patent law relating to the scope of claims in the pharmaceutical field in which we operate is continually evolving and can be the subject of some uncertainty. The laws providing patent protection may change in a way that would limit protection.

We also rely on trade secrets and know-how that we seek to protect, in part, through confidentiality agreements. Our policy is to require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality agreements from companies that receive our confidential data. For employees, consultants and contractors, we require confidentiality agreements providing that all inventions conceived while rendering services to us shall be assigned to us as our exclusive property. It is possible, however, that these parties may breach those agreements, and we may not have adequate remedies for any breach. It is also possible that our trade secrets or know-how will otherwise become known to or be independently developed by competitors.

We are also subject to the risk of claims, whether meritorious or not, that our products or immunotherapy candidates infringe or misappropriate third-party intellectual property rights. Defending against such claims can be quite expensive even if the claims lack merit. And if we are found to have infringed or misappropriated a third-party’s intellectual property, we could be required to seek a license or discontinue our products or cease using certain technologies or delay commercialization of the affected product or products, and we could be required to pay substantial damages, which could materially harm our business.

We may be subject to litigation with respect to the ownership and use of intellectual property that will be costly to defend or pursue and uncertain in its outcome.

Our business may bring us into conflict with our licensees, licensors or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. That litigation is likely to be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business.

Litigation relating to the ownership and use of intellectual property is expensive, and our position as a relatively small company in an industry dominated by very large companies may cause us to be at a disadvantage in defending our intellectual property rights and in defending against claims that our immunotherapy candidates infringe or misappropriate third-party intellectual property rights. Even if we are able to defend our position, the cost of doing so may adversely affect our profitability. We may in the future be subject to patent litigation and may not be able to protect our intellectual property at a reasonable cost if such litigation is initiated. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business.

We are exposed to potential product liability claims, and insurance against these claims may not be adequate and may not be available to us at a reasonable rate in the future.

Our business exposes us to potential liability risks inherent in the research, development, manufacturing and marketing of drug candidates and products. If any of our drug candidates in clinical trials or our marketed products harm people or allegedly harm people, we may be subject to costly and damaging product liability claims. Most, if not all, of the patients who participate in our clinical trials are already seriously ill when they enter a trial. We have clinical trial insurance coverage, and commercial product liability insurance coverage. However, this insurance coverage may not be adequate to cover all claims against us. There is also a risk that adequate insurance coverage will not be available in the future on commercially reasonable terms, if at all. The successful assertion of an uninsured product liability or other claim against us could cause us to incur significant expenses to pay such a claim, could adversely affect our product development or product sales and could cause a decline in our product revenues. Even a successfully defended product liability claim could cause us to incur significant expenses to defend such a claim, could adversely affect our product development and could cause a decline in our product revenues. In addition, product liability claims could result in an FDA or equivalent non-United States regulatory authority investigation of the safety or efficacy of our products, our manufacturing processes and facilities, or our marketing programs. An FDA or equivalent non-United States regulatory authority investigation could also potentially lead to a recall of our products or more serious enforcement actions, limitations on the indications for which they may be used, or suspension or withdrawal of approval.

Risks Relating to an Investment in Our Common Stock

Market volatility may affect our stock price, and the value of an investment in our common stock may be subject to sudden decreases.

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends on a number of factors, including the following, many of which are beyond our control:

●	the relative success of our commercialization efforts for ProscaVax;

●	pre-clinical and clinical trial results and other product development activities;

●	our historical and anticipated operating results, including fluctuations in our financial and operating results or failure to meet revenue guidance;

●	changes in government regulations affecting product approvals, reimbursement or other aspects of our or our competitors’ businesses;

●	announcements of technological innovations or new commercial products by us or our competitors;

●	developments concerning our key personnel;

●	our ability to protect our intellectual property, including in the face of changing laws;

●	announcements regarding significant collaborations or strategic alliances;

●	publicity regarding actual or potential performance of products under development by us or our competitors;

●	market perception of the prospects for biotechnology companies as an industry sector; and

●	general market and economic conditions.

During periods of extreme stock market price volatility, share prices of many biotechnology companies have often fluctuated in a manner not necessarily related to their individual operating performance. Furthermore, historically our common stock has experienced greater price volatility than the stock market as a whole.

We do not intend to pay cash dividends on our common stock in the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We are not currently profitable. To the extent we become profitable, we intend to retain any future earnings to fund the development and growth of our business and do not currently anticipate paying any cash dividends in the foreseeable future. Accordingly, our stockholders will not realize a return on their investment unless and until they sell shares after the trading price of our shares appreciates from the price at which the shareholder purchased.

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency”; and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 102 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our consolidated financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTCQB tier of the OTC Markets. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the New York Stock Exchange. These factors may result in investors having difficulty reselling any shares of our common stock.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile in the past and is likely to be highly volatile in the future because there has been a relatively thin trading market for our stock, which causes trades of small blocks of stock to have a significant impact on our stock price. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results;

●	the absence of securities analysts covering us and distributing research and recommendations about us;

●	we may have a low trading volume for a number of reasons, including that a large portion of our stock is closely held;

●	overall stock market fluctuations;

●	announcements concerning our business or those of our competitors;

●	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

●	conditions or trends in the industry;

●	litigation;

●	changes in market valuations of other similar companies;

●	future sales of common stock;

●	departure of key personnel or failure to hire key personnel; and

●	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our common stock. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices at 11441 Industriplex Blvd, Suite 190, Baton Rouge, LA 70809 are leased from a third party. The lease, which commenced on September 1, 2015 and expires on August 31, 2020, provides for a monthly rent of $3,066.67, plus common area expenses, until September 2018. Thereafter, the monthly rent is $3,200.00, plus common area expenses. We believe this facility is adequate for our current and near term future needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB, operated by the OTC Markets Group. Our symbol is “OBMP.”

The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTCQB. We obtained the following high and low bid information from the OTCQB. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. As of August 27, 2015, we effected a 1-for-139.23 reverse stock split. All prices in the following table reflect post-reverse split prices.

Fiscal Year Ended December 31, 2015

Fiscal Quarter Ended	High	Low

December 31, 2015	$6.00	$5.75
September 30, 2015	$1.68	$1.68
June 30, 2015	$1.39	$0.85
March 31, 2015	$2.08	$2.08

Fiscal Year Ended December 31, 2014

Fiscal Quarter Ended	High	Low

December 31, 2014	$2.27	$2.24
September 30, 2014	$6.96	$6.96
June 30, 2014	$13.223	$9.88
March 31, 2014	$37.60	$30.77

On April 7, 2016, the closing price of our common stock on the OTCQB was $0.75 per share.

Holders of Common Stock

As of April 7, 2016, there were approximately 118 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Recent Sales of Unregistered Securities

In December 2015, pursuant to subscription agreements, we issued 4,221,085 shares of our common stock to investors for cash proceeds of $1,266,523.

In February 2016, pursuant to subscription agreements, we issued 36,000 shares of our common stock to investors for cash proceeds of $10,800.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

Effective February 18, 2011, our board of directors adopted and approved the 2011 stock option plan. The purpose of the 2011 stock option plan is to enhance the long-term stockholder value of our company by offering opportunities to directors, key employees, officers, independent contractors and consultants of our company to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our company’s growth and success, and to encourage them to remain in the service of our company. A total of 43,094 shares of our common stock are available for issuance and during the 12 month period after the first anniversary of the adoption of the 2011 stock option plan by our board of directors, and during each 12 month period thereafter, our board of directors is authorized to increase the number of shares issuable by up to 10,744 shares.

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	N/A	-
Equity compensation plans not approved by security holders	-	N/A	43,094
Total	-	N/A	43,094

DESCRIPTION OF SECURITIES

The following description of our capital stock is based upon our amended and restated articles of incorporation, as amended, our bylaws and applicable provisions of law, in each case as currently in effect. This discussion does not purport to be complete and is qualified in its entirety by reference to our amended and restated articles of incorporation, as amended, and our bylaws.

Authorized Capital Stock

As of the date of this Report, our authorized capital stock consists of (i) 500,000,000 shares of common stock, par value $0.0001 per share, and (ii) 20,000,000 shares of preferred stock, par value $0.0001 per share. At December 31, 2015, we had 57,107,809 shares of common stock, and 1,000,000 shares of Series A preferred stock, issued and outstanding.

Common Stock

The holders of common stock are entitled to one vote per share on all matters submitted to a vote of shareholders, including the election of directors. There is no right to cumulate votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available for payment of dividends subject to the prior rights of holders of preferred stock and any contractual restrictions we have against the payment of dividends on common stock. In the event of our liquidation or dissolution, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive rights and have no right to convert their common stock into any other securities.

Preferred Stock

The preferred stock is issuable in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions, as are determined by resolution of our board of directors. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company without further action by shareholders and could adversely affect the rights and powers, including voting rights, of the holders of common stock.

Description of Series A Preferred Stock

Our amended and restated articles of incorporation, as amended, authorize 1,000,000 shares of Series A preferred stock, 1,000,000 of which are outstanding as of December 31, 2015. There are no sinking fund provisions applicable to our Series A preferred stock.

Liquidation Preference. In the event of a liquidation or winding up of the Company, a holder of Series A preferred stock will be entitled to receive share for share with the holders of shares of common stock, all the assets of the Company, after the rights of the holders of the preferred stock have been satisfied.

Dividends. The Series A preferred stock is entitled to receive, share for share with the holders of shares of common stock, such dividends if, as and when declared from time to time by the board of directors.

Voting. Except as otherwise provided in the certificate of designation or by law, each holder of Series A preferred stock is entitled to 500 votes for each share held. Holders of common stock and holders of Series A preferred stock vote on all matters, including the election of directors, together as one class.

Redemption. The Series A preferred stock is not redeemable.

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

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report on Form 10-K.

Overview

We were incorporated under the laws of the State of Nevada on March 18, 2005. From 2010 until 2013, we engaged in the pharmaceutical business. During 2013, we decided to divest of the balance of its pharmaceutical assets and engage in the digital media business, which encompasses social discovery aspects of the internet, primarily through an engagement website with mobile and tablet applications.

Pursuant to the Exchange (described above), effective September 2, 2015, we became a biotechnology company specializing in innovative cancer therapies. We have proprietary rights to a breast and prostate cancer therapeutic vaccines, a process for the growth of cancer cells and targeted chemotherapies. Our mission is to improve the overall patient condition through innovative immunotherapy with proven treatment protocols.

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

Results of Operations

Revenues

During the year ended December 31, 2015, we did not generate revenues and during the year ended December 31, 2014, we not generated revenue of $254.

Operating Expenses

During the year ended December 31, 2015, we incurred operating expenses totaling $807,645 compared with $452,698 for the year ended December 31, 2014, an increase of $354,947 or 78.4%. The increase in operating expenses is primarily attributable to an increase of $176,545 of 473.4% in professional fees including legal and accounting fees incurred in connection with the Exchange, an increase in compensation expense of $123,312 or 60.8% related to an increase in executive salaries and an increase in stock-based compensation, and an increase general and administrative expenses of $121,022 or 197.8% primarily attributable to an increase in rent and related property taxes, an increase in travel expenses, and increase in other costs and expenses associated with the opening of our offices, offset by a decrease of $65,932 or 43.6% in research and development expense related to a decrease in clinical trial expenses.

Loss from Operations

For the year ended December 31, 2015, loss from operations amounted to $807,645 as compared to $452,444 for the year ended December 31, 2014, an increase of $355,201 or 78.5%.

Other Expenses

For the year ended December 31, 2015, we incurred other expenses of $182,751 as compared to $1,435 for the year ended December 31, 2014, an increase of $181,316. In November 2015, pursuant to a Securities Purchase Agreement, we issued 1,000,000 shares of common stock to Lincoln Park as a commitment fee. The 1,000,000 shares were value at $300,000 or $0.30 per common shares based on the sale price per share under the Purchase Agreement. In connection with the issuance of the commitment shares, we recorded offering costs of $300,000 by reducing net proceeds received under the Purchase Agreement by $95,000 and for the year ended December 31, 2015, we recorded offering costs of $205,000 which is reflected in other expenses on the accompanying consolidated statement of operations.

Net Loss

During the year ended December 31, 2015, we realized a net loss of $990,396, or $0.02 per common share, as compared with a net loss of $453,879, or $0.01 per common share, for the year ended December 31, 2014, an increase of $536,517 or 118.2%.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $555,381 and $672,769 of cash as of December 31, 2015 and a working capital deficit of $138,823 and $100,760 of cash as of December 31, 2014.

The following table sets forth a summary of changes in our working capital from December 31, 2014 to December 31, 2015:

			December 31, 2014 to December 31, 2015
	December 31, 2015	December 31, 2014	Change	Percentage Change
Working capital (deficit):
Total current assets	$709,537	$100,760	$608,777	604.2%
Total current liabilities	(171,258)	(239,583)	68,325	28.5%
Working capital (deficit):	$538,279	$(138,823)	$677,102	487.7%

The increase in working capital was primarily attributable to an increase in cash of approximately $572,000 and a decrease in current liabilities of approximately $68,000.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014
Cash used in operating activities	$(851,841)	(418,212)
Cash used in investing activities	(6,300)	-
Cash provided by financing activities	1,430,150	51,081
Net increase (decrease) in cash	$572,009	(367,131)

Net cash flow used in operating activities was $851,841 for the year ended December 31, 2015 as compared to $418,212 for the year ended December 31, 2014, an increase of $433,629.

●	Net cash flow used in operating activities for the year ended December 31, 2015 primarily reflected a net loss of $990,396 and the add-back of non-cash items consisting of depreciation and amortization of $274, stock-based compensation of $18,000, and stock-based offering costs of $205,000, and changes in operating assets and liabilities primarily consisting of an increase in due from related parties of $17,800, an increase in prepaid and other current assets of $18,968, an increase in security deposit of $6,400, a decrease in accounts payable and accrued liabilities of $23,077 and a decrease in payroll liabilities of $18,474.

●	Net cash flow used in operating activities for the year ended December 31, 2014 primarily reflected a net loss of $453,879 and changes in operating assets and liabilities primarily consisting of a decrease in prepaid expenses and other current assets of $7,000 and an increase in accounts payable and accrued liabilities of $28,820.

Net cash flow used in investing activities was $6,300 for the year ended December 31, 2015 as compared to $0 for the year ended December 31, 2014. During the years ended December 31, 2015, we purchased property and equipment of $10,976. Additionally, in 2014, we acquired cash of $4,676 in the recapitalization.

Net cash provided by financing activities was $1,430,150 for the year ended December 31, 2015 as compared to $51,081 for the year ended December 31, 2014. During the year ended December 31, 2015, we received net proceeds from the sale of common stock of $1,361,523, received cash from convertible debt of $100,000, and received net cash from bank line of credit of $14,727, offset by net payments to a related party foundation of $(46,100). During the year ended December 31, 2014, we received net proceeds from the bank line of credit of $34,981 and received net proceeds from a related party foundation advances of $16,100.

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

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, we had a net loss of $990,396 and $453,879 for the year ended December 31, 2015 and 2014, respectively. The net cash used in operations were $851,841 and $418,212 for the year ended December 31, 2015 and 2014, respectively. Additionally, we had an accumulated deficit of $1,129,219, at December, 2015, and had no revenues for the year ended December 31, 2015. Effective September 2, 2015, we entered into the Exchange Agreement which changed the nature of our business and management. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending December 31, 2015. We will seek to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail or cease operations.

Current and Future Financings

In October 2014, we entered into a $100,000 revolving promissory note (the “Revolving Note”) with Regions Bank (the “Lender”). The unpaid principal balance of the Revolving Note is payable on demand and any unpaid principal and interest is payable due not later than October 27, 2017, is secured by deposits located at the Lender, and bears interest computed at a variable rate of interest which is equal to the Lender’s prime rate plus 1.7% (5.20% and 4.95% at December 31, 2015 and 2014, respectively). We will pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. We may, at any time or from time to time, prepay the Revolving Note in whole or in part without penalty. At December 31, 2015 and 2014, we had $49,708 and $34,981, respectively, in borrowings outstanding under the Revolving Note with $50,292 and $65,019, respectively, available for borrowing under such note. The weighted average interest rate during the years ended December 31, 2015 and 2014 was approximately 4.95% and 4.95%, respectively.

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

The net proceeds under the Purchase Agreement to us will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. We expects that any proceeds received by us from such sales to Lincoln Park under the Purchase Agreement will be used for general corporate purposes and working capital requirements. During 2015, we received $95,000 under the Purchase Agreement.

There can be no assurance that funding will be available under the Purchase Agreement or if additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

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

Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-15 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the Exchange, we changed our fiscal year end from February 28 to December 31. Prior to the Exchange, Salberg & Company, P.A. (“Salberg”) was engaged as our independent registered public accounting firm to audit our financial statements for the fiscal year ended February 28, 2015. On September 2, 2015, the registrant’s Board of Directors approved the dismissal of Salberg & Company, P.A. (“Salberg”) as our independent registered public accounting firm. We informed Salberg of its dismissal on September 4, 2015. The decision to dismiss Salberg was effective as of the date of notification of dismissal.

The report of Salberg on our the registrant’s financial statements for the fiscal year ended February 28, 2015 did not contain an adverse opinion or a disclaimer of opinion, nor was either such report qualified or modified as to uncertainty, audit scope, or accounting principles, except that such report contained an explanatory paragraph which raised substantial doubt on our ability to continue as a going concern.

During the fiscal year ended February 28, 2015, and through the date of dismissal, (a) we had no disagreements with Salberg on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Salberg, would have caused it to make reference to the subject matter of the disagreement in connection with its reports and (b) there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K), except that, in connection with Salberg’s audit of our financial statements for the fiscal year ended February 28, 2015, Salberg advised us that there was a material weakness in our internal control over financial reporting relating to (1) the lack of multiples levels of management review on complex accounting and financial reporting issues, and (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems.

On September 2, 2015, our board of directors approved the engagement of Anton as our independent registered public accounting firm, and Anton was engaged on September 2, 2015. During our two most recent fiscal years and through September 2, 2015, neither we nor anyone on our behalf consulted Anton regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and no written report or oral advice was provided to us that Anton concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable event as defined in Regulation S-K, Item 304(a)(1)(iv) and Item 304(a)(1)(v).

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2015, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2015, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex accounting and financial reporting issues, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems.. We have begun to take steps to improve our internal control over financial reporting and to the extent possible, we will implement procedures to assure that the initiation of transactions and the recording of transactions will be performed by separate individuals and to allow timely decisions regarding required disclosure. Steps taken have been to hire an outside SEC accounting consultant to assist us with our financial reporting and accounting.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this report.

Name	Age	Position
Jonathan F. Head, Ph. D.	65	Chief Executive Officer and Director
Andrew Kucharchuk	34	Chief Financial Officer, President and Director
Robert L. Elliott, Jr., M.D.	79	Chief Medical Officer* and Director
Daniel S. Hoverman	40	Director
Charles L. Rice, Jr.	51	Director

* Not an executive officer position.

Biographical information concerning the directors and executive officers listed above is set forth below. The information presented includes information each individual has given us about all positions they hold and their principal occupation and business experience for the past five years. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our board to conclude that he should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. Each has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our company and our board of directors.

Jonathan F. Head, Ph. D. Dr. Head served as ONC’s President and Chief Scientific Officer from 2005 until September 2015, and has served as our Chief Executive Officer and a member of our board of directors since September 2015. He has also been President and Director of Research at the Mastology Research Institute of the Elliott-Elliott-Head Breast Cancer Research and Treatment Center since 1988. Dr. Head is an Adjunct Associate Professor of Biochemistry at Tulane University School of Medicine, an Adjunct Professor of Physical and Biological Sciences at Delta State University and an Adjunct Associate Professor at Louisiana State University School of Veterinary Medicine. Previously, he has held positions in the Division of Cell Biology of Naylor Dana Institute for Disease Prevention of the American Health Foundation in New York, the Department of Immunology at Cornell University Medical School in New York, and the Department of Pediatrics at Mt. Sinai Medical School in New York. He was also Director/Department Head of Tumor Cell Biology at the Center for Clinical Sciences, International Clinical Laboratories in Nashville, Tennessee. Dr. Head’s scientific background and his leadership role at the Elliott-Elliott-Head Breast Cancer Research and Treatment Center provide him with expertise and qualifications to serve as a member of our board.

Andrew Kucharchuk. Mr. Kucharchuk served as ONC’s Chief Financial Officer from 2009 to September 2015, and has served as our Chief Financial Officer, President and a member of our board of directors since September 2015. Mr. Kucharchuk is a graduate of Louisiana State University and Tulane University’s Freeman School of Business, where he earned an MBA with a Finance Concentration. Mr. Kucharchuk’s dual role as an executive officer and director of our company gives him unique insights into our day-to-day operations, a practical understanding of the issues and opportunities that face us and our strategic planning, commercial growth, and strategic transactions, giving him the appropriate and valuable qualifications to serve as a member of our board.

Robert L. Elliott, Jr., M.D. Dr. Elliott served as ONC’s Chief Executive Officer from 2005 until September 2015, and has served as our Chief Medical Officer and a member of our board of directors since September 2015. He has also been the Director of and a practicing physician at the Elliott-Elliott-Head Breast Cancer Research and Treatment Center since 1973. Dr. Elliott’s medical background provides him with expertise and qualifications to serve as a member of our board.

Daniel S. Hoverman. On December 30, 2015, Mr. Hoverman was elected as a member of our board. Mr. Hoverman, age 40, is a Director and senior member in Houlihan Lokey, Inc.’s Mergers & Acquisitions Group, where he advises companies on sale, financing and other strategic corporate transactions. Prior to joining Houlihan Lokey in 2010, Mr. Hoverman was a Director with Credit Suisse in Hong Kong in the Office of the General Counsel, and a Director with UBS in New York in the Equity Capital Markets Group. Mr. Hoverman started his career with Kirkland & Ellis in New York, where he was a corporate attorney. Mr. Hoverman is a CFA charterholder, and holds a JD and MBA from Columbia University and a BA from Yale University.

Charles L. Rice, Jr. Mr. Rice has served as a member of our board of directors since November 2015. He has been president and chief executive officer of Entergy New Orleans, Inc., an $800 million a year electric and gas utility, since 2010. After his first legal private practice position in Louisiana with Jones, Walker, Waechter, Poitevent, Carrere & Denegre, L.L.P., Mr. Rice joined Entergy in the legal department in 2000, serving as senior counsel in the Entergy Services, Inc. litigation group and then as manager of labor relations litigation support in human resources. Mr. Rice was recruited into New Orleans city government in 2002 as the city attorney and later took the critical role of chief administrative officer for the City of New Orleans, where he managed 6,000 employees and the city’s $600 million budget. In 2005, the law firm of Barrasso, Usdin, Kupperman, Freeman & Sarver, L.L.C. recruited him back to private practice, where he was named partner. Returning to Entergy in 2009, Rice served as director of utility strategy where he was responsible for coordinating regulatory, legislative, and communications efforts to develop and execute strategies that advanced commercial objectives for the company’s regulated service areas. He then served as director of regulatory affairs for Entergy New Orleans.

Mr. Rice holds a bachelor’s degree in business administration from Howard University, a juris doctorate from Loyola University’s School of Law and master’s degree in business administration from Tulane University. After graduating from Howard University, he was commissioned as a second lieutenant in the United States Army and served as a military intelligence officer with the 101st Airborne Division (Air Assault) at Fort Campbell, Ky. While in the Army, he earned the Airborne Badge, Air Assault badge and was awarded the Army Commendation and the Army Achievement medals. He is a member of the Alabama and Louisiana State Bar Associations, the American Bar Association, the New Orleans Bar Association, and the National Bar Association. Mr. Rice’s business, regulatory and legal experience give him the skills and appropriate qualifications to serve as a member of our board.

There are no family relationships between any of the executive officers and directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended December 31, 2015, all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with.

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

Committees of the Board

Our board of directors held no formal meetings during the year ended December 31, 2015. All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes all compensation earned by Dr. Head, our Chief Executive Officer after the Exchange, Mr. Kucharchuk, our Chief Financial Officer and President after the Exchange, for their services as ONC executives in the past two fiscal years.

2015 SUMMARY COMPENSATION TABLE

FOR OUR POST-EXCHANGE NAMED EXECUTIVE OFFICERS

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jonathan F. Head, Ph. D.	2015	123,250							123,250
Chief Executive Officer (1)	2014	94,500	—	—	—	—	—	—	94,500

Andrew Kucharchuk,	2015	127,116							127,116
Chief Financial Officer and President (2)	2014	84,325	—	—	—	—	—	—	84,325

(1)	Dr. Head became an executive officer on September 2, 2015, in connection with the Exchange.

(2)	Mr. Kucharchuk became an executive officer on September 2, 2015, in connection with the Exchange.

Compensation of Our Post-Exchange Management

Dr. Head and Mr. Kucharchuk were appointed as executive officers effective September 2, 2015. For his services as Chief Executive Officer, Dr. Head receives an annual salary of $275,000 and is eligible for a 10% bonus and additional equity grants, as agreed upon by the board of directors. For his services as Chief Financial Officer and President, Mr. Kucharchuk receives an annual salary of $200,000 and is eligible for a 10% bonus and additional equity grants, as agreed upon by the board of directors.

Dr. Head and Mr. Kucharchuk are eligible to participate in the registrant’s standard benefit programs for all named executive officers, which includes, but is not limited to, receipt of medical benefits.

Employment Agreement with Jonathan F. Head, Ph.D.

As of February 2, 2016, Dr. Head entered into an Employment Agreement with us (“Head Employment Agreement”), to serve as Chief Executive Officer, the term of which runs for three years (from February 2, 2016 through February 1, 2019) and renews automatically for one year periods unless a written notice of termination is provided not less than 120 days prior to the automatic renewal date. The Head Employment Agreement provides that Dr. Head’s salary for calendar year 2016 shall be $275,000 and for calendar year 2017 and for each calendar year thereafter during the term of the Head Employment Agreement shall be an amount determined by the Board of Directors, which in no event shall be less than the annual salary that was payable by the Company to Dr. Head for the immediately preceding calendar year.

Employment Agreement with Andrew Kucharchuk

As of February 2, 2016, Mr. Kucharchuk entered into an Employment Agreement with us (the “Kucharchuk Employment Agreement”), to serve as President and Chief Financial Officer, the term of which runs for three years (from February 2, 2016 through February 1, 2019) and renews automatically for one year periods unless a written notice of termination is provided not less than 120 days prior to the automatic renewal date. The Kucharchuk Employment Agreement provides that Mr. Kucharchuk’s salary for calendar year 2016 shall be $200,000 and for calendar year 2017 and for each calendar year thereafter during the term of the Kucharchuk Employment Agreement shall be an amount determined by the Board of Directors, which in no event shall be less than the annual salary that was payable by the Company to Mr. Kucharchuk for the immediately preceding calendar year.

Provisions Present in Both Employment Agreements

Each of the Head Employment Agreement and the Kucharchuk Employment Agreement (each is referred to herein as an “Employment Agreement”) provide as to Dr. Head and Mr. Kucharchuk (each referred to herein as an “Executive”), respectively, that:

(i) Executive shall be eligible for an annual target bonus payment in an amount equal to ten percent (10%) of his base salary (“Bonus”). The Bonus is determined based on the achievement of certain performance objectives of the Company as established by the Board of Directors. The Bonus may be greater or less than the target Bonus, based on the level of achievement of the applicable performance objectives;

(ii) Executive shall be entitled to receive all benefits and perquisites provided by the Company to senior executives, including paid vacation time, medical/health insurance, cell phone, business expense reimbursement, use of a company car or car allowance, and automobile insurance;

(iii) Executive shall be eligible to participate in any executive stock award/equity incentive plans the Company’s Board of Directors may adopt;

(iv) Executive’s employment: (1) shall be terminated automatically upon the death or Disability (as defined in the Employment Agreement) of Executive; (2) may be terminated for Cause (as defined in the Employment Agreement) at any time by the Company; (3) may be terminated at any time by the Company without Cause with 30 days’ advance notice to Executive; (4) may be terminated at any time by Executive with 30 days’ advance notice to the Company, and shall be terminated automatically if Executive does not accept assumption of the Employment Agreement by, or an offer of employment from, a purchaser of all or substantially all of the assets of the Company; or (5) may be terminated at any time by Executive if the Company materially breaches the Employment Agreement with Executive and fails to cure such breach within 30 days of written notice of such breach from Executive, provided that Executive has given notice of such breach within 90 days after he has knowledge thereof and the Company did not have Cause to terminate Executive at the time such breach occurred.

(v) In the event of the death or Disability of Executive during the term of the Employment Agreement, Executive shall not be entitled to any further compensation or other payments or benefits under the Employment Agreement except for the following: (1) Executive shall be entitled to any unpaid salary, bonus, or benefits accrued and earned by him up to and including the date of such death or Disability; and (2) the Company shall continue to pay to Executive (or his estate) Executive’s then effective per annum rate of salary and provide to Executive (or to his family members covered under his family medical coverage) the same family medical coverage as provided to Executive on the date of such death or Disability for a period equal to the lesser of (i) twelve (12) months following the date of such death or Disability or (ii) the balance of the term that would have remained under the Employment Agreement at such date had Executive’s death or disability not occurred;

(vi) If Executive’s employment is terminated by the Company without Cause or by Executive if the Company materially breaches the Employment Agreement and fails to cure such breach, the Company shall continue to pay to Executive the per annum rate of salary then in effect and provide him and his family with the benefits then in effect for the balance of the term that would have remained under the Employment Agreement had such termination not occurred; and

(vii) If Executive’s employment is terminated by the Company with Cause or is terminated by Executive with 30 days’ advance notice or Executive does not accept assumption of the Employment Agreement, Executive shall be entitled to no further compensation or other payments or benefits under the Employment Agreement, except as to that portion of any unpaid salary and benefits accrued and earned by him up to and including the date of termination.

Each Employment Agreement also contains various restrictive covenants, including covenants relating to non-competition, non-solicitation, and non-disclosure (confidentiality).

Outstanding Equity Awards at 2015 Fiscal Year-End

For Our Post-Exchange Named Executive Officers

The following table sets forth certain information concerning the outstanding equity awards as of December 31, 2015, for each post-Exchange named executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Jonathan F. Head, Ph. D.	—	—	—	—	N/A	—	—	—	—
Andrew Kucharchuk	—	—	—	—	N/A	—	—	—	—

The following table summarizes all compensation earned by Mr. Dietrich, our President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary prior to the Exchange.

2015 SUMMARY COMPENSATION TABLE

FOR OUR PRE-EXCHANGE NAMED EXECUTIVE OFFICERS

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Constantin Dietrich,	2015	—	—	—	—	—	—	—	—
President, CEO, CFO, Treasurer and Secretary (1)	2014	—	—	—	—	—	—	—	—

(1)	Mr. Dietrich ceased to be an executive officer on September 2, 2015, in connection with the Exchange.

Outstanding Equity Awards at 2015 Fiscal Year-End

For Our Pre-Exchange Named Executive Officers

The following table sets forth for each pre-Exchange named executive officer certain information concerning the outstanding equity awards as of February 28, 2015.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Constantin Dietrich	—	—	—	—	N/A	—	—	—	—

Compensation of Directors

Following the Exchange, our non-employee directors receive 60,000 shares of our common stock annually in exchange for the director’s services as a member of our board of directors. We also reimburse our directors for their out-of-pocket expenses incurred in connection with travel to and from board and/or committee meetings. None of our directors, other than Mr. Rice, received any compensation for their services as directors during the fiscal year ended December 31, 2015.

Our pre-Exchange board of directors did not receive any compensation.

Name	Fees Earned or Paid in Cash	Stock Awards		Option Awards	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Charles L. Rice, Jr.	—	$18,000	(1)	—	—	N/A	—	$18,000

(1)	Represents the grant date fair value for 60,000 shares of common stock granted as compensation for Mr. Rice’s services as a director. Key assumptions used in determining the fair value (pursuant to FASB ASC 718) of these shares of stock include recent sales of our common shares.

As of December 31, 2015, Mr. Rice held 60,000 shares of common stock issued pursuant to a stock grant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock and Series A preferred stock as of April 7, 2016, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and each of our Named Executive Officers and (iii) all executive officers and directors as a group. As of April 7, 2016, there were 57,323,810 shares of our common stock outstanding and 1,000,000 shares of Series A Preferred Stock outstanding.

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

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Named Executive Officers and Directors:
Jonathan F. Head, Ph. D.	16,926,078	29.5%
Andrew Kucharchuk	5,000,000	8.7%
Robert L. Elliott, Jr. M.D.	16,926,079	29.5%
Daniel S. Hoverman	60,000	* %
Charles L. Rice, Jr.	60,000	* %
Constantin Dietrich (1)	165,638	* %
All executive officers and directors as a group (five persons)	39,137,795	68.3%

Other 5% Stockholders:
The Barrett Edge, Inc. (2)	5,097,843	8.9%

* Less than 1%.

(1)	Mr. Dietrich ceased to be an executive officer and director of our company on September 2, 2015.

(2)	The Barrett Edge, Inc.’s address is 655 Ibsen St., Woodmere, NY 11598.

Series A Preferred Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Jonathan F. Head, Ph. D.	500,000	50.0%
Robert L. Elliott, Jr. M.D.	500,000	50.0%

(1)	Calculated on the basis of 1,000,000 issued and outstanding shares of Series A preferred stock as of April 7, 2016. Holders of our Series A preferred stock are entitled to 500 votes per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as disclosed below, since January 1, 2014, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

(i)	Any director or executive officer of our company;

(ii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iv)	Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the foregoing persons, and any person (other than a tenant or employee) sharing the household of any of the foregoing persons.

Effective as of September 2, 2015, we consummated the Exchange and the other transactions contemplated by the Exchange Agreement, as amended. Effective as of closing on September 2, 2015, we issued an aggregate of 47,000,000 shares of our common stock (representing approximately 91.3% of our then-outstanding common stock) and 1,000,000 shares of the registrant’s Series A preferred stock (representing 100% of the registrant’s outstanding Series A preferred shares) in exchange for the issuance an aggregate of 47,000,000 shares of ONC’s common stock. As a result, the ONC shareholders, including Dr. Head, Dr. Elliott and Mr. Kucharchuk, became shareholders of our company and ONC became a subsidiary of our company. Each share of Series A preferred stock is entitled to 500 votes on all matters that come before shareholders for a vote.

In accordance with the terms of the Exchange Agreement, as amended, Mr. Dietrich resigned as a director and executive officer of our company, and Dr. Head, Dr. Elliott and Mr. Kucharchuk were appointed as members of our board of directors and Dr. Head and Mr. Kucharchuk as executive officers of our company.

From time to time, we receive advances from and makes advances to The Sallie Astor Burdine Breast Foundation (the “Foundation”), a not-for-profit foundation created by our chief executive officer who is also a board member of the Foundation, for working capital purposes. The advances are non-interest bearing and are payable on demand.

From time to time, we received advances from and makes advances to our chief executive officer and chief financial officer for working capital purposes. The advances are non-interest bearing and are payable on demand.

For the year ended December 31, 2015 and 2014, due from/(to) related parties activity consisted of the following:

	Foundation	CEO	CFO	Total
Balance due from (to) related party at December 31, 2013	$(30,000)	$-	$-	$(30,000)
Working capital advances received	(45,100)	-	-	(45,100)
Repayments made	29,000	-	-	29,000
Balance due from (to) related party at December 31, 2014	(46,100)	-	-	(46,100)
Working capital advances received	(48,350)	(7,500)	(4,600)	(60,450)
Repayments made	97,650	13,400	13,300	124,350
Balance due from (to) related party at December 31, 2015	$3,200	$5,900	$8,700	$17,800

All working capital advance made by the Company to these related parties were repaid in March 2016 and we do not intend to make such advances in the future.

Director Independence

Our common stock is quoted on the OTCQB, operated by the OTC Markets Group, which does not impose any director independence requirements. Although our board members are not subject to the independence standards of The NASDAQ Stock Market LLC (“NASDAQ”), we use NASDAQ’s independence standards for purposes of determining our directors’ independence. Our board has determined that each of Messrs. Hoverman and Rice is an independent director pursuant to the requirements of NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to our company for the years ended December 31, 2015 and 2014 for professional services rendered by independent registered public accounting firms:

Fees	2015	2014
Audit Fees	$10,850	$14,500
Audit-Related Fees	6,092	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$16,942	$14,500

Audit Fees

Audit fees were for professional services rendered for the audits of our financial statements and for review of our quarterly financial statements during the 2015 and 2014 fiscal years.

Audit-related Fees

During the 2015 and 2014 years, our independent registered public accountants did not provide any assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under the caption “Audit Fees” above. Therefore, there were no audit-related fees billed or paid during the 2015 and 2014 fiscal years.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2015 and 2014, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2015 and 2014 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form 10-SB filed with the SEC on September 8, 2006).

3.2	Certificate of Change (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on September 15, 2008).

3.3	Articles of Merger (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on December 28, 2010).

3.4	Certificate of Change effective August 7, 2013 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on August 8, 2013).

3.5	Articles of Merger dated effective August 7, 2013 (incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed with the SEC on August 8, 2013).

3.6*	Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on August 12, 2015

3.7*	Certificate of Designation filed with the Nevada Secretary of State on August 20, 2015.

3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on November 1, 2013).

10.1	Form of promissory note dated June 15, 2009 (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q filed with the SEC on June 16, 2009).

10.2	Form of Promissory Note dated July 26, 2010 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8- K filed with the SEC on July 29, 2010).

10.3	Form of Promissory Note dated September 16, 2010 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8- K filed with the SEC on September 28, 2010).

10.4+	2011 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8- K filed with the SEC on February 22, 2011).

10.5	Form of Promissory Note Amendment dated May 18, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8- K filed with the SEC on May 18, 2011).

10.6	Form of Promissory Note Amendment dated May 23, 2011 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8- K filed with the SEC on May 23, 2011).

10.7	Form of $50,000 Promissory Note Amendment dated April 19, 2012(incorporated by reference to Exhibit 4.2 to the registrant’s annual report on Form 10-K for the fiscal year ended February 29, 2012 filed with the SEC on May 18, 2012).

10.8	Form of $250,000 Promissory Note Amendment dated April 19, 2012 (incorporated by reference to Exhibit 4.3 to the registrant’s annual report on Form 10-K for the fiscal year ended February 29, 2012 filed with the SEC on May 18, 2012).

10.9	Termination Agreement dated June 27, 2012 with Apricus Biosciences, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on June 28, 2012).

10.10	Form of $200,000 Promissory Note Amendment dated July 25, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on July 27, 2012).

10.11	Form of $50,000 Promissory Note Amendment dated July 25, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on July 31, 2012).

10.12	Form of $250,000 Promissory Note Amendment dated July 25, 2012 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on July 31, 2012).

10.13	Web Site Asset Purchase Agreement dated May 17, 2013 between Lakefield Media Holding AG, Flawsome XLerator GmBH and Pediatrix Inc. (incorporated by reference to Exhibit 10.49 to the registrant’s annual report on Form 10-K for the fiscal year ended February 28, 2013 filed with the SEC on June 28, 2013).

10.14	Consulting Agreement dated May 29, 2013 with Flawsome XLerator GmBH (incorporated by reference to Exhibit 10.50 to the registrant’s annual report on Form 10-K for the fiscal year ended February 28, 2013 filed with the SEC on June 28, 2013).

10.15	Form of Private Placement Subscription Agreement including Form of Promissory Note (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on September 26, 2013).

10.16	Form of Promissory Note Amendment dated August 31, 2013 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on September 26, 2013).

10.17	Form of Promissory Note Amendment dated August 31, 2013 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the SEC on September 26, 2013).

10.18	Form of Private Placement Subscription Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on December 2, 2013).

10.19	Form of Warrant Certificate (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with SEC on December 2, 2013).

10.20	Form of subscription agreement with promissory note attached (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on February 18, 2014).

10.21	Form of subscription agreement with promissory note attached (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on April 4, 2014).

10.22	Form of subscription agreement with promissory note attached (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended May 31, 2014, filed with the SEC on July 21, 2014).

10.23	Form of subscription agreement with promissory note attached (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended August 31, 2014, filed with the SEC on October 14, 2014).

10.24	Debt Settlement Agreement dated March 10, 2015 by and between Quint Media Inc., Leone Group, LLC, American Capital Ventures, Inc., Georgia Georgopoulos, Catherin Cozias and Trels Investments, Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on March 16, 2015).

10.25	Debt Settlement Agreement dated June 17, 2015 by and between Quint Media Inc., Leone Group, LLC and American Capital Ventures, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on June 24, 2015).

10.26	Share Exchange Agreement dated as of June 22, 2015 among the registrant, OncBioMune, Inc. and the OncBioMune, Inc. stockholders (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on June 24, 2015).

10.27	Amendment #1 effective as of September 2, 2015 to the Share Exchange Agreement dated June 22, 2015 by and between the registrant, OncBioMune, Inc., Robert L. Elliott, M.D. and Jonathan F. Head, Ph. D. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on September 8, 2015).

10.28	Purchase Agreement dated as of October 20, 2015 by and between OncBioMune Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on October 26, 2015).

10.29	Registration Rights Agreement dated as of October 20, 2015, by and between OncBioMune Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on October 26, 2015).

10.30+	Employment Agreement between OncBioMune Pharmaceuticals, Inc. and Jonathan F. Head, Ph.D. effective as of February 2, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on February 5, 2016).

10.31+	Employment Agreement between OncBioMune Pharmaceuticals, Inc. and Andrew Kucharchuk effective as of February 2, 2016 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on February 5, 2016).

21.1*	Subsidiaries of Registrant

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OncBioMune Pharmaceuticals, Inc.

Dated: April 13, 2016	By:	/s/ Jonathan F. Head
Jonathan F. Head, Ph. D. Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below hereby appoints Jonathan F. Head, Ph. D. and Andrew Kucharchuk as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report on Form 10-K, which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the annual report on Form 10-K with the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jonathan F. Head, Ph. D.	Chief Executive Officer and Director	April 13, 2016
Jonathan F. Head, Ph. D.	(principal executive officer)

/s/ Andrew Kucharchuk	Chief Financial Officer, President and Director	April 13, 2016
Andrew Kucharchuk	(principal financial and accounting officer)

/s/ Robert L. Elliott, Jr., M.D.	Chief Medical Officer* and Director	April 13, 2016
Robert L. Elliott, Jr., M.D.

/s/ Daniel S. Hoverman	Director	April 13, 2016
Daniel S. Hoverman

/s/ Charles L. Rice, Jr.	Director	April 13, 2016
Charles L. Rice, Jr.

* Not an executive officer position.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

OncBioMune Pharmaceuticals, Inc.

We have audited the accompanying balance sheets of OncBioMune Pharmaceuticals, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related statement of operations, stockholders’ deficit, and cash flows for the year then ended. OncBioMune Pharmaceuticals Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OncBioMune Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1, which includes the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, CA

April 13, 2016

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS
CURRENT ASSETS:
Cash	$672,769	$100,760
Due from related parties	17,800	-
Prepaid expenses and other current assets	18,968	-

Total Current Assets	709,537	100,760

OTHER ASSETS:
Property and equipment, net	10,702	-
Security deposit	6,400	-

TOTAL ASSETS	$726,639	$100,760

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Loans payable - related party	$-	$46,100
Line of credit	49,708	34,981
Payroll liabilities	-	18,474
Accounts payable and accrued liabilities	121,550	140,028

Total Current Liabilities	171,258	239,583

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 20,000,000 authorized;
Series A Preferred stock ($0.0001 Par Value; 1,000,000 Shares Authorized; 1,000,000 and none issued and outstanding at December 31, 2015 and 2014, respectively)	100	-
Common stock: $.0001 par value, 500,000,000 shares authorized; 57,107,809 and 47,000,000 issued and outstanding at December 31, 2015 and 2014, respectively	5,711	4,700
Additional paid-in capital	1,678,789	(4,700)
Accumulated deficit	(1,129,219)	(138,823)

Total Stockholders’ Equity (Deficit)	555,381	(138,823)

Total Liabilities and Stockholders’ Equity (Deficit)	$726,639	$100,760

See accompanying notes to consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2015	2014

REVENUES	$-	$254

OPERATING EXPENSES:
Professional fees	213,838	37,293
Compensation expense	326,274	202,962
Research and development expense	85,323	151,255
General and administrative expenses	182,210	61,188

Total Operating Expenses	807,645	452,698

LOSS FROM OPERATIONS	(807,645)	(452,444)

OTHER EXPENSE:
Interest expense	(2,479)	(1,989)
Offering costs	(205,000)	-
Other	24,728	554

Total Other Expense	(182,751)	(1,435)

NET LOSS	$(990,396)	$(453,879)

NET LOSS PER COMMON SHARE - Basic and Diluted:	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	49,273,491	47,000,000

See accompanying notes to consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2013	-	$-	47,000,000	$4,700	$(4,700)	$315,056	$315,056

Net loss	-	-	-	-	-	(453,879)	(453,879)

Balance, December 31, 2014	-	-	47,000,000	4,700	(4,700)	(138,823)	(138,823)

Recapitalization of Company	1,000,000	100	4,493,390	450	99,527	-	100,077

Common shares issued for offering costs	-	-	1,000,000	100	204,900	-	205,000

Common stock issued for services	-	-	60,000	6	17,994	-	18,000

Shares issued for cash	-	-	4,554,419	455	1,361,068	-	1,361,523

Net lossu	-	-	-	-	-	(990,396)	(990,396)

Balance, December 31, 2015	1,000,000	$100	57,107,809	$5,711	$1,678,789	$(1,129,219)	$555,381

See accompanying notes to consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(990,396)	$(453,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	274	-
Stock-based offering costs	205,000	-
Stock-based compensation	18,000	-
Change in operating assets and liabilities:
Due from related parties	(17,800)	-
Prepaid expenses and other current assets	(18,968)	7,000
Security deposit	(6,400)	-
Payroll liabilities	(18,474)	(153)
Accounts payable and accrued liabilities	(23,077)	28,820

NET CASH USED IN OPERATING ACTIVITIES	(851,841)	(418,212)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in recapitalization	4,676	-
Acquisition of property and equipment	(10,976)	-

NET CASH USED IN INVESTING ACTIVITIES	(6,300)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Foundation loans	51,550	45,100
Payments to Foundation loans	(97,650)	(29,000)
Proceeds from line of credit	68,355	53,981
Payments to line of credit	(53,628)	(19,000)
Proceeds from sale of common stock	1,361,523	-
Proceeds from issuance of convertible debt	100,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,430,150	51,081

NET INCREASE (DECREASE) IN CASH	572,009	(367,131)

CASH, beginning of year	100,760	467,891

CASH, end of year	$672,769	$100,760

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest:
Interest	$2,479	$895
Income taxes	$-	$-

Non-cash investing and financing activities:
Conversion of debt as part of recapitalization	$100,000	$-

See accompanying notes to consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

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

On June 22, 2015 and amended and effective on September 2, 2015, the Company entered into a share exchange agreement (the “Exchange Agreement”) with OncBioMune, Inc. (“ONC”) and the shareholders of ONC. Pursuant to the Exchange Agreement, the Company acquired 100% of ONC’s issued and outstanding common stock from the ONC shareholders in exchange for the issuance of 47,000,000 shares of the Company’s common stock, representing 91.3% of the outstanding common stock, and 1,000,000 shares of the Company’s Series A Preferred Stock, representing 100% of the outstanding series A Preferred Stock, (the “Exchange”), after giving effect to a 1-for-139.2328 reverse stock split (the “Reverse Stock Split”) which resulted in 4,493,390 common shares outstanding prior to the Exchange. Accordingly, the ONC shareholders became shareholders of the Company and ONC became a subsidiary of the Company. The Exchange has been accounted for as a reverse-merger and recapitalization since the stockholders of ONC obtained voting and management control of the Company. ONC is the acquirer for financial reporting purposes and the Company is acquired company. Consequently, the assets and liabilities and the operations reflected in the historical financial statements prior to the Exchange are those of ONC and was recorded at the historical cost basis of ONC, and the consolidated financial statements after completion of the Share Exchange included the assets and liabilities of both the Company and ONC and the Company’s consolidated operations from the closing date of the Share Exchange. All share and per share data in the accompanying consolidated financial statements have been retroactively restated to reflect the effect of the Reverse Stock Split and recapitalization.

ONC was formed under the laws of the State of Louisiana in March 2005 as a limited liability company. On June 3, 2015 ONC converted from a Louisiana limited liability company to a Louisiana corporation. ONC is a biotechnology company specializing in innovative cancer treatment therapies. ONC has proprietary rights to a breast and prostate patent vaccine, as well as a process for the growth of cancer tumors. ONC’s mission is to improve the overall patient condition through innovative bio immunotherapy with proven treatment protocols, to lower deaths associated with cancer and reduce the cost of cancer treatment. ONC’s technology is safe, and utilizes clinically research proven methods of treatment to provide optimal success of patient recovery.

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

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiary, ONC. All significant intercompany accounts and transactions have been eliminated in consolidation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”).

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had a net loss of $990,396 and $453,879 for the year ended December 31, 2015 and 2014, respectively. The net cash used in operations were $851,841 and $418,212 for the year ended December 31, 2015 and 2014, respectively. Additionally, the Company had an accumulated deficit of $1,129,219 at December 31, 2015, and no revenue for the year ended December 31, 2015. Effective September 2, 2015, the Company entered into the Exchange Agreement which changed the nature of its business and management. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending December 31, 2015. The Company will seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the year ended December 31, 2015 and December 31, 2014 include the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalent

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At December 31, 2015 and 2014, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At December 31, 2015, cash in bank exceeded federally insured limits. There were no balances in excess of FDIC insured levels as of December 31, 2014. The Company has not experienced any losses in such accounts through December 31, 2015 and 2014.

Property and equipment

Property are stated at cost and are depreciated using the straight-line method over their estimated useful lives, which range from three to ten years. Leasehold improvements are depreciated over the shorter of the useful life or lease term including scheduled renewal terms. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

Federal and state income taxes

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

Prior to the June 3, 2015, the Company operated ONC as a limited liability company and passed all income and loss to each member based on their proportionate interest in ONC. In accordance with the generally accepted method of presenting limited liability company financial statements, the consolidated financial statements do not include the personal assets and liabilities of the members, including their obligation for income taxes on their distributive shares of net income of the LLCs, or any provision for federal income taxes prior to June 3, 2015.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of Accounting Standards Codification (ASC) 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2015 and 2014, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2011. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2015.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred. For the years ended December 31, 2015 and 2014, research and development costs were $85,323 and $151,255, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

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

Potentially dilutive common shares consist of common stock issuable for stock warrants (using the treasury stock method). These common stock equivalents may be dilutive in the future. All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	December 31, 2015	December 31, 2014
Total stock warrants	2,694	0

Recent accounting pronouncements

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810) (“ASU 2015-02”), to address financial reporting considerations for the evaluation as to the requirement to consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and for interim periods within those fiscal years beginning after December 15, 2015. This standard is not expected to have a material effect on our financial position, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), as part of the initiative to reduce complexity in accounting standards. The update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual periods beginning after December 15, 2015 and for interim periods within those fiscal years.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not expect the impact of ASU 2015-17 to be material to our consolidated financial statements.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2015 and 2014, property and equipment consisted of the following:

	Useful Life	2015	2014
Leasehold improvements	10 Years	$23,976	$-
Less: accumulated depreciation		(13,274)	-
Property and equipment, net		$10,702	$0

For the years ended December 31, 2015 and 2014, depreciation and amortization expense amounted to $274 and $0, respectively.

NOTE 4 – LINE OF CREDIT

In October 2014, ONC entered into a $100,000 revolving promissory note (the “Revolving Note”) with Regions Bank (the “Lender”). The unpaid principal balance of the Revolving Note is payable on demand and any unpaid principal and interest is payable due not later than October 27, 2017, is secured by deposits located at the Lender, and bears interest computed at a variable rate of interest which is equal to the Lender’s prime rate plus 1.7% (5.20% and 4.95% at December 31, 2015 and 2014, respectively). ONC will pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may, at any time or from time to time, prepay the Revolving Note in whole or in part without penalty.

At December 31, 2015 and 2014, the Company had $49,708 and $34,981, respectively, in borrowings outstanding under the Revolving Note with $50,292 and $65,019, respectively, available for borrowing under such note. The weighted average interest rate during the years ended December 31, 2015 and 2014 was approximately 4.95% and 4.95%, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 5 – RELATED PARTY TRANSACTIONS

Due from/(to) related parties

From time to time, the Company receives advances from and makes advances to The Sallie Astor Burdine Breast Foundation (the “Foundation”), a not-for-profit foundation created by our chief executive officer who is also a board member of the Foundation, for working capital purposes. The advances are non-interest bearing and are payable on demand.

From time to time, the Company receives advances from and makes advances to the Company’s chief executive officer and chief financial officer for working capital purposes. The advances are non-interest bearing and are payable on demand.

For the year ended December 31, 2015 and 2014, due from/(to) related parties activity consisted of the following:

	Foundation	CEO	CFO	Total
Balance due from (to) related party at December 31, 2013	$(30,000)	$-	$-	$(30,000)
Working capital advances received	(45,100)	-	-	(45,100)
Repayments made	29,000	-	-	29,000
Balance due from (to) related party at December 31, 2014	(46,100)	-	-	(46,100)
Working capital advances received	(48,350)	(7,500)	(4,600)	(60,450)
Repayments made	97,650	13,400	13,300	124,350
Balance due from (to) related party at December 31, 2015	$3,200	$5,900	$8,700	$17,800

All working capital advance made by the Company to these related parties were repaid in March 2016 and the Company does not intend to make such advances in the future.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

Common stock issued in Share Exchange

On June 22, 2015 and amended and effective on September 2, 2015, the Company entered into the “Exchange Agreement” with OncBioMune, Inc. (“ONC”) and the shareholders of ONC. Pursuant to the Exchange Agreement, the Company acquired 100% of ONC’s issued and outstanding common stock from the ONC shareholders in exchange for the issuance of 47,000,000 shares of the Company’s common stock, representing 91.3% of the outstanding common stock. Included in the 47,000,000 common shares the Company issued in the Exchange was 200,000 shares of its common stock issued in full satisfaction of convertible debt of $100,000 which has been reflected as part of the recapitalization of the Company. Immediately prior to the Exchange there were 4,493,390 common shares outstanding.

Common stock issued for services

On November 18, 2015, the Company issued 60,000 shares of common stock valued at $.30 per common share or $18,000 to a director for services to be rendered on the Company’s board of directors. The shares were valued at the most recent cash price paid of $.30 per share. In connection with these shares, the Company recorded stock-based compensation of $18,000.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

Common stock issued for cash

In December 2015, pursuant to subscription agreements, the Company issued 4,221,085 shares of its common stock to investors for cash proceeds of $1,266,523.

Common stock purchase agreement

On October 20, 2015, the Company entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Upon signing the Purchase Agreement, Lincoln Park agreed to purchase 333,334 shares of the Company’s common stock for $100,000 or $0.30 per share as an initial purchase under the Purchase Agreement.

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

In November 2015, pursuant to the Purchase Agreement, the Company issued 333,334 shares for net proceeds of $95,000 and issued 1,000,000 shares of common stock to Lincoln Park as a commitment fee. The 1,000,000 shares were value at $300,000 or $0.30 per common shares based on the sale price per share under the Purchase Agreement. In connection with the issuance of the commitment shares, the Company recorded offering costs of $300,000 by reducing net proceeds received under the Purchase Agreement by $95,000 and for the year ended December 31, 2015, the Company recorded offering costs of $205,000 which is reflected on the accompanying consolidated statement of operations

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 7 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

Prior to the June 3, 2015, the Company operated ONC as a limited liability company and passed all income and loss to each member based on their proportionate interest in ONC. In accordance with the generally accepted method of presenting limited liability company financial statements, the consolidated financial statements do not include the personal assets and liabilities of the members, including their obligation for income taxes on their distributive shares of net income of the LLCs, or any provision for federal income taxes prior to June 3, 2015. Accordingly, no provision for federal and state income taxes has been made in these consolidated financial statements for these periods. Had the Company been subject to income taxes during the period from January 2014 to June 3, 2015, the pro forma effect of income taxes on the Company’s net income (loss) based of the Company’s statutory income tax rate of 34% was not material.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2015 and 2014 were as follows:

	Years Ended December 31,
	2015	2014
Income tax benefit at U.S. statutory rate of 34%	$(337,000)	$-
State income taxes bene	(79,000)	-
Stock-based compensation	7,000
Income tax effect during LLC period	36,000	-
Change in valuation allowance	373,000	-
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax assets as of December 31, 2015 and 2014 were as follows:

	December 31, 2015	December 31, 2014
Deferred Tax Assets:
Net operating loss carryforward	$373,000	$-
Total deferred tax assets	373,000	-
Valuation allowance	(373,000)	-
Net deferred tax assets	$-	$-

The estimated net operating loss carryforward was approximately $888,100 at December 31, 2015. The Company’s net operating loss carryforward acquired in the Combination were limitation on the usage of such net operating loss carryforwards due to a change in ownership in accordance with Section 382 of the Internal Revenue Code. The Company provided a valuation allowance equal to the net deferred income tax asset for the year ended December 31, 2015 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the valuation allowance was $373,000 from the year ended December 31, 2015. The potential tax benefit arising from tax loss carryforwards will expire in 2035.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2013, 2014 and 2015 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

NOTE 8 – COMMITMENTS AND CONTINCENGIES

Lease

Effective September 1, 2015, the Company leases its facilities under non-cancelable operating leases. The Company has the right to renew certain facility leases for an additional five years. Rent expense was $14,734 and $0 for the years ended December 31, 2015 and 2014, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2015 are as follows:

Years ending December 31,	Amount
2016	$36,800
2017	36,800
2018	37,333
2019	38,400
2020	25,600
Total minimum non-cancelable operating lease payments	$174,933

NOTE 9 - SUBSEQUENT EVENTS

Common stock issued

On January 1, 2016, the Company issued 60,000 shares of common stock valued at $.30 per common share or $18,000 to a director for services to be rendered on the Company’s board of directors. The shares were valued at the most recent cash price paid of $.30 per share. In connection with these shares, the Company recorded stock-based compensation of $18,000.

In February 2016, pursuant to subscription agreements, the Company issued 36,000 shares of its common stock to investors for cash proceeds of $10,800.

Employment agreements

On February 2, 2016, the Company entered into an employment agreement with Jonathan F. Head, Ph.D. (“Dr. Head”) to serve as the Company’s Chief Executive Officer, the term of which runs for three years (from February 2, 2016 through February 1, 2019) and renews automatically for one year periods unless a written notice of termination is provided not less than 120 days prior to the automatic renewal date. The Employment Agreement with Dr. Head provides that Dr. Head’s salary for calendar year 2016 shall be $275,000 and for calendar year 2017 and for each calendar year thereafter during the term of the Employment Agreement with Dr. Head shall be an amount determined by the Board of Directors, which in no event shall be less than the annual salary that was payable by the Company to Dr. Head for the immediately preceding calendar year.

On February 2, 2016, the Company entered into an employment agreement with Andrew Kucharchuk (“Mr. Kucharchuk) to serve as the Company’s President and Chief Financial Officer, the term of which runs for three years (from February 2, 2016 through February 1, 2019) and renews automatically for one year periods unless a written notice of termination is provided not less than 120 days prior to the automatic renewal date. The employment agreement with Mr. Kucharchuk provides that Mr. Kucharchuk’s salary for calendar year 2016 shall be $200,000 and for calendar year 2017 and for each calendar year thereafter during the term of the Employment Agreement with Mr. Kucharchuk shall be an amount determined by the Board of Directors, which in no event shall be less than the annual salary that was payable by the Company to Mr. Kucharchuk for the immediately preceding calendar year.

The above executives shall be eligible for an annual target bonus payment in an amount equal to ten percent of his base salary (“Bonus”). The Bonus is determined based on the achievement of certain performance objectives of the Company as established by the Board of Directors. The Bonus may be greater or less than the target Bonus, based on the level of achievement of the applicable performance objectives.

