Form 10-Q
period 2016-03-31
OncBioMune Pharmaceuticals, Inc
filed 2016-05-16
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,236,191 shares as of May 10, 2016.

ONCBIOMUNE PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$366,540	$672,769
Due from related parties	7,050	17,800
Prepaid expenses and other current assets	39,493	18,968

Total Current Assets	413,083	709,537

OTHER ASSETS:
Property and equipment, net	10,427	10,702
Security deposit	6,400	6,400

TOTAL ASSETS	$429,910	$726,639

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Line of credit	$54,335	$49,708
Accounts payable	135,000	102,273
Accrued liabilities	64,733	19,277

Total Current Liabilities	254,068	171,258

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 20,000,000 authorized; Series A Preferred stock ($0.0001 Par Value; 1,000,000 Shares Authorized; 1,000,000 and none issued and outstanding at March 31, 2016 and 2015, respectively)	100	100
Common stock: $.0001 par value, 500,000,000 shares authorized; 57,236,191 and 57,107,809 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	5,724	5,711
Additional paid-in capital	1,743,577	1,678,789
Accumulated deficit	(1,573,559)	(1,129,219)

Total Stockholders’ Equity	175,842	555,381

Total Liabilities and Stockholders’ Equity	$429,910	$726,639

See accompanying notes to unaudited consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Month Ended
	March 31,
	2016	2015
	(Unaudited)	(Unaudited)
REVENUES	$-	$-

OPERATING EXPENSES:
Professional fees	127,003	10,750
Compensation expense	213,287	29,955
Research and development expense	30,086	15
General and administrative expenses	73,625	4,741

Total Operating Expenses	444,001	45,461

LOSS FROM OPERATIONS	(444,001)	(45,461)

OTHER INCOME (EXPENSE):
Interest expense	(339)	(427)
Other	-	5,600

Total Other Income (Expense)	(339)	5,173

NET LOSS	$(444,340)	$(40,288)

NET LOSS PER COMMON SHARE - Basic and Diluted:	$(0.01)	$-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	57,182,112	47,000,000

See accompanying notes to unaudited consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	March 31,
	2016	2015
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(444,340)	$(40,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	275	-
Stock-based compensation	18,000	-
Change in operating assets and liabilities:
Due from related parties	10,750	-
Prepaid expenses and other current assets	(20,525)	-
Payroll liabilities	135,000	154
Accounts payable and accrued liabilities	(56,817)	(20,133)

NET CASH USED IN OPERATING ACTIVITIES	(357,657)	(60,267)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit	5,291	4,001
Payments to line of credit	(664)	-
Proceeds from sale of common stock	46,801	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	51,428	4,001

NET DECREASE IN CASH	(306,229)	(56,266)

CASH, beginning of year	672,769	100,760

CASH, end of period	$366,540	$44,494

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest:
Interest	$339	$427
Income taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

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

March 31, 2016

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS (continued)

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiary, ONC. All significant intercompany accounts and transactions have been eliminated in consolidation

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements These unaudited condensed financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the years ended December 31, 2015 and 2014 of ONC which were included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on April 13, 2016.

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of $444,340 and $40,288 for the three months ended March 31, 2016 and 2015, respectively. The net cash used in operations were $357,657 and $60,267 for three months ended March 31, 2016 and 2015, respectively. Additionally, the Company had an accumulated deficit of $1,573,559, at March 31, 2016, and no revenue for the three months ended March 31, 2016. Effective September 2, 2015, the Company entered into the exchange Agreement which changed the nature of its business and management. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending December 31, 2016. The Company will seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three months ended March 31, 2016 and 2015 include the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Potentially dilutive common shares consist of common stock issuable for stock warrants (using the treasury stock method). These common stock equivalents may be dilutive in the future. All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	March 31, 2016	December 31, 2015
Total stock warrants	2,694	2,694

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, that will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. This standard is effective for public entities for annual periods ending after December 15, 2016. Earlier application of this standard is permitted. This standard is not expected to have a material effect on the Company’s financial position, results of operations and cash flows.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company does not expect the impact of ASU 2015-17 to be material to its consolidated financial statements.

On January 5, 2016, the FASB issued ASU No. 2016-01 to amend the accounting guidance on the classification and measurement of financial instruments. The standard requires that all investments in equity securities, including other ownership interests, are carried at fair value through net income. This requirement does not apply to investments that qualify for equity method accounting or to those that result in consolidation of the investee or for which the entity has elected the predictability exception to fair value measurement. Additionally, the standard requires that the portion of the total fair value change caused by a change in instrument-specific credit risk for financial liabilities for which the fair value option has been elected would be recognized in other comprehensive income. Any accumulated amount remaining in other comprehensive income is reclassified to earnings when the liability is extinguished. The Company does not anticipate the guidance to have a material impact on its consolidated financial statements or notes to its consolidated financial statements.

On February 25, 2016, the FASB issued ASU No. 2016-02 (“ASU 2016-02”) to amend the accounting guidance for leases. The accounting applied by a lessor is largely unchanged under ASU 2016-02. However, the standard requires lessees to recognize lease assets and lease liabilities for leases classified as operating leases on the balance sheet. Lessees will recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it will recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company is currently assessing the impact of the guidance on its consolidated financial statements and notes to its consolidated financial statements.

On March 30, 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”) to amend the accounting guidance for share-based payment accounting. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 3 – LINE OF CREDIT

In October 2014, ONC entered into a $100,000 revolving promissory note (the “Revolving Note”) with Regions Bank (the “Lender”). The unpaid principal balance of the Revolving Note is payable on demand and any unpaid principal and interest is payable due not later than October 27, 2017, is secured by deposits located at the Lender, and bears interest computed at a variable rate of interest which is equal to the Lender’s prime rate plus 1.7% (5.20% and 5.20% at March 31, 2015 and December 31, 2015, respectively). ONC will pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may, at any time or from time to time, prepay the Revolving Note in whole or in part without penalty.

At March 31, 2016 and December 31, 2015, the Company had $54,335 and $49,708, respectively, in borrowings outstanding under the Revolving Note with $45,665 and $50,292, respectively, available for borrowing under such note. The weighted average interest rate during the three months ended March 31, 2016 was approximately 5.20%.

NOTE 4 – RELATED-PARTY TRANSACTIONS

From time to time, the Company receives advances from and makes advances to The Sallie Astor Burdine Breast Foundation (the “Foundation”), a not-for-profit foundation created by our chief executive officer who is also a board member of the Foundation, for working capital purposes. The advances are non-interest bearing and are payable on demand.

From time to time, the Company receives advances from the Company’s chief executive officer and chief financial officer for working capital purposes. The advances are non-interest bearing and are payable on demand.

For the three months ended March 31, 2016, due from/(to) related parties’ activity consisted of the following:

	Foundation	CEO	CFO	Total
Balance due from (to) related parties at December 31, 2015	$3,200	$5,900	$8,700	$17,800
Working capital advances made	2,850	-	-	2,850
Repayments received	-	(4,650)	(8,950)	(13.600)
Balance due from (to) related parties at March 31, 2016	$6,050	$1,250	$(250)	$7,050

All balances due from related parties were repaid in April and May 2016 and the Company will not make such advances in the future.

NOTE 5 – STOCKHOLDERS’ DEFICIT

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

Common stock issued for services

On January 1, 2016, the Company issued 60,000 shares of common stock valued at $.30 per common share or $18,000 to a director for services to be rendered on the Company’s board of directors. The shares were valued at the most recent cash price paid of $.30 per share. In connection with these shares, the Company recorded stock-based compensation of $18,000.

Common stock issued for cash

During the three months ended March 31, 2016, pursuant to subscription agreements, the Company issued 68,382 shares of its common stock to investors for cash proceeds of $46,801.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 6 – COMMITMENTS

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

NOTE 7 – SUBSEQUENT EVENTS

On May 13, 2016, the Company entered into a consulting agreement with SABR Capital Management, LLC for business development services. Pursuant to the agreement, the Company shall pay the consultant a monthly fee of $4,000 beginning on May 15, 2016 and, thereafter, on the fifteenth of each month. In addition, the Company shall issue the consultant and/or its affiliates 200,000 shares of the Company’s common stock which shall be deemed earned on the commencement date of this agreement. If the Company chooses to extend the agreement, the Company shall pay the consultant a monthly fee of $7,500 beginning on November 15, 2016 and, thereafter, on the fifteenth of each month and the Company shall issue to the consultant 100,000 Shares of the Company’s common stock which shall be deemed earned on November 15, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on April 7, 2016.

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

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.

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

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue

We did not generate any revenues for the three months ended March 31, 2016 and 2015.

Operating Expenses

For the three months ended March 31, 2016, operating expenses amounted to $441,001 as compared to $45,461 for the three months ended March 31, 2015, an increase of $395,540 or 876.7.0%. For the three months ended March 31, 2016 and 2015, operating expenses consisted of the following:

	Three Months ended March 31,
	2016	2015
Professional fees	$127,003	$10,750
Compensation	213,287	29,955
Research and development expense	30,086	15
General and administrative expenses	73,625	4,741
Total	$444,001	$45,461

●	For the three months ended March 31, 2016, professional fees increased by $116,253, or 1,081.4%, as compared to the three months ended March 31, 2015. The increase was primarily attributable to an increase in investor relations fees of $63,873, an increase in legal fees of $39,153, and an increase in accounting fees of $12,000.

●	For the three months ended March 31, 2016, compensation expense increased by $183,332, or 612%, as compared to the three months ended March 31, 2015. On February 2, 2016, we entered into an employment agreement with Jonathan F. Head, Ph.D. (“Dr. Head”) to serve as the Company’s Chief Executive Officer, the term of which runs for three years (from February 2, 2016 through February 1, 2019) and renews automatically for one year periods unless a written notice of termination is provided not less than 120 days prior to the automatic renewal date. The Employment Agreement with Dr. Head provides that Dr. Head’s salary for calendar year 2016 shall be $275,000 and for calendar year 2017 and for each calendar year thereafter during the term of the Employment Agreement with Dr. Head shall be an amount determined by the Board of Directors, which in no event shall be less than the annual salary that was payable by the Company to Dr. Head for the immediately preceding calendar year. Additionally, on February 2, 2016, we entered into an employment agreement with Andrew Kucharchuk (“Mr. Kucharchuk) to serve as the Company’s President and Chief Financial Officer, the term of which runs for three years (from February 2, 2016 through February 1, 2019) and renews automatically for one year periods unless a written notice of termination is provided not less than 120 days prior to the automatic renewal date. The employment agreement with Mr. Kucharchuk provides that Mr. Kucharchuk’s salary for calendar year 2016 shall be $200,000 and for calendar year 2017 and for each calendar year thereafter during the term of the Employment Agreement with Mr. Kucharchuk shall be an amount determined by the Board of Directors, which in no event shall be less than the annual salary that was payable by the Company to Mr. Kucharchuk for the immediately preceding calendar year.

●	For the three months ended March 31, 2016, research and development expense increased by $30,071, as compared to the three months ended March 31, 2015 related to an increase in research activities.

●	For the three months ended March 31, 2016, general and administrative expenses increased by $68,884 or 1,452.9%, as compared to the three months ended March 31, 2015. The increase was primarily to an increase in health insurance expense, travel and entertainment, rent expense and other general and administrative expenses.

Loss from Operations

For the three months ended March 31, 2016, loss from operations amounted to $444,001 as compared to $45,461 for the three months ended March 31, 2015, an increase of $395,540 or 876.7%.

Other Income (Expense)

For the three months ended March 31, 2016, we had net total other expense of $(339) as compared to net total other income of $5,173 for the three months ended March 31, 2015, a change of $5,512. The decrease was primarily due to the decrease of $5,600 in other income, offset by a decrease of $88 in interest expense.

Net Loss

For the three months ended March 31, 2016, we had a net loss of $444,340 or $(0.01) per common share (basic and diluted) as compared to a net loss of $40,288 or $(0.00) per common share (basic and diluted) for the three months ended March 31, 2015, an increase of $404,052 or 1,002.9%.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $159,015 and $366,540 of cash as of March 31, 2016 and working capital of $538,279 and $672,769 of cash as of December 31, 2015.

			December 31, 2015 to March 31, 2016
	March 31, 2016	December 31, 2015	Change in working capital	Percentage Change
Working capital:
Total current assets	$413,083	$709,537	$(296,454)	(41.8)%
Total current liabilities	254,068	171,258	(82,810)	(48.4)%
Working capital:	$159,015	$538,279	$(379,264)	(70.5)%

From December 31, 2015 to March 31, 2016, our working capital decreased by $379,264, and was primarily due to a decrease in cash of $306,229 and an increase in accounts payable and accrued expenses of $78,183 attributable to proceeds from the sale of common stock.

Cash Flows

Changes in our cash balance are summarized as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cash used in operating activities	$(357,657)	$(60,267)
Cash provided by investing activities	0	0
Cash provided by financing activities	51,428	4,001
Net increase (decrease) in cash	$(306,229)	$(56,266)

Cash Used in Operating Activities

Our cash used in operating activities for the three months ended March 31, 2016 as compared to our cash used in operating activities for the three months ended March 31, 2015 increased by $297,390. For the three months ended March 31, 2016, cash used in operating activities consisted of our net loss of $444,340 adjusted for the add back of non-cash items such as depreciation expense of $275 and stock based compensation of $18,000, and changes in operating assets and liabilities of $(68,408). For the three months ended March 31, 2015, cash used in operating activities consisted of our net loss of $40,288 adjusted for changes in operating assets and liabilities of $(19,979).

Cash Provided By Financing Activities

Cash flows provided by financing activities for the three months ended March 31, 2016 was $51,428 as compared to $4,001 for the three months ended March 31, 2016, an increase of $47,427 primarily related to proceeds of $46,601 received from the sale of common stock in 2016 and a an increase in net proceeds from the line of credit of $626.

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

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of $444,340 and $40,288 for the three months ended March 31, 2016 and 2015, respectively. The net cash used in operations were $357,657 and $60,267 for three months ended March 31, 2016 and 2015, respectively. Additionally, the Company had an accumulated deficit of $1,573,559, at March 31, 2016, and no revenue for the three months ended March 31, 2016. Effective September 2, 2015, we entered into the Exchange Agreement which changed the nature of our business and management. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending December 31, 2016. We will seek to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail or cease operations.

Current and Future Financings

In October 2014, we entered into a $100,000 revolving promissory note (the “Revolving Note”) with Regions Bank (the “Lender”). The unpaid principal balance of the Revolving Note is payable on demand and any unpaid principal and interest is payable due not later than October 27, 2017, is secured by deposits located at the Lender, and bears interest computed at a variable rate of interest which is equal to the Lender’s prime rate plus 1.7% (5.20% at March 31, 2016). We will pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. We may, at any time or from time to time, prepay the Revolving Note in whole or in part without penalty. At March 31, 2016 and December 31, 2015, we had $54,335 and $49,708, respectively, in borrowings outstanding under the Revolving Note with $45,665 and $50,292, respectively, available for borrowing under such note. The weighted average interest rate during the three months ended March 31, 2016 was approximately 5.20%.

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

During the three months ended March 31, 2016, pursuant to subscription agreements, we issued 68,382 shares of its common stock to investors for cash proceeds of $46,801.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2016, our disclosure controls and procedures were not effective.

The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting: (1) the lack of multiple levels of management review of material contracts and expenses, and (2) a lack of adequate segregation of duties relating to the initiation of transactions and payments to vendors . Until such time as we expand our staff to include additional accounting personnel, it is likely that we will continue to report material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2016, we issued 60,000 shares of our common stock for services of $18,000.

In February and March 2016, we issued 68,382 shares of our common stock for cash proceeds of $46,801.

The above securities were issued in reliance upon the exemptions provided by Section 4(a)(2) and Section 2(a)(3), as applicable under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 13, 2016, the Company entered into a consulting agreement with SABR Capital Management, LLC for business development services. Pursuant to the agreement, the Company shall pay the consultant a monthly fee of $4,000 beginning on May 15, 2016 and, thereafter, on the fifteenth of each month. In addition, the Company shall issue the consultant and/or its affiliates 200,000 shares of the Company’s common stock which shall be deemed earned on the commencement date of this agreement. If the Company chooses to extend the agreement, the Company shall pay the consultant a monthly fee of $7,500 beginning on November 15, 2016 and, thereafter, on the fifteenth of each month and the Company shall issue to the consultant 100,000 Shares of the Company’s common stock which shall be deemed earned on November 15, 2016.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
10.1†	Employment Agreement between OncBioMune Pharmaceuticals, Inc. and Jonathan F. Head, Ph.D. effective as of February 2, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on February 5, 2016).

10.2†	Employment Agreement between OncBioMune Pharmaceuticals, Inc. and Andrew Kucharchuk effective as of February 2, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on February 5, 2016).

10.3*	Consulting Agreement between OncBioMune Pharmaceuticals, Inc. and SABR Capital Management, LLC dated May 13, 2016.

10.4*	Promissory Note made by OncBioMune, L.L.C. and issued to Regions Bank.

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCBIOMUNE PHARMACEUTICALS, INC.

Dated: May 16, 2016	By:	/s/ Jonathan F. Head, PhD
Jonathan F. Head, PhD
Chief Executive Officer (principal executive officer)

	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk
Chief Financial Officer and President (principal financial officer and principal accounting officer)

