Form 10-Q
period 2016-06-30
OncBioMune Pharmaceuticals, Inc
filed 2016-08-15
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,436,191 shares as of August 12, 2016.

ONCBIOMUNE PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Excel Financials

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$12,793	$672,769
Due from related parties	2,592	17,800
Prepaid expenses and other current assets	76,669	18,968

Total Current Assets	92,054	709,537

OTHER ASSETS:
Property and equipment, net	10,153	10,702
Security deposit	6,400	6,400

TOTAL ASSETS	$108,607	$726,639

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit	$57,741	$49,708
Accounts payable	133,939	102,273
Accrued liabilities	68,480	19,277
Derivative liability	180,506	—
Convertible promissory note, Net	4,167	—

Total Current Liabilities	444,833	171,258

STOCKHOLDERS' EQUITY:
Preferred stock, $0.0001 par value; 20,000,000 authorized;
Series A Preferred stock ($0.0001 Par Value; 1,000,000 Shares Authorized; 1,000,000 and none issued and outstanding at June 30, 2016 and 2015, respectively)	100	100
Common stock: $.0001 par value, 500,000,000 shares authorized; 57,436,191 and 57,107,809 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	5,744	5,711
Additional paid-in capital	1,811,557	1,678,789
Accumulated deficit	(2,153,627)	(1,129,219)

Total Stockholders' Equity	(336,226)	555,381

Total Liabilities and Stockholders' Equity	$108,607	$726,639

See accompanying notes to unaudited consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Month Ended		For the Six Month Ended
	June 30,		June 30,
	2016	2015	2016	2015

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	184,096	14,500	311,099	27,250
Compensation expense	156,331	41,317	369,618	71,272
Research and development expense	50,449	14,133	80,535	14,148
General and administrative expenses	37,748	6,284	111,373	12,991

Total Operating Expenses	428,624	76,234	872,625	125,661

LOSS FROM OPERATIONS	(428,624)	(76,234)	(872,625)	(125,661)

OTHER INCOME (EXPENSE):
Interest expense	(6,938)	(447)	(7,277)	(873)
Derivative expense	(144,506)	-	(144,506)	-
Other	-	400	-	6,000

Total Other Income (Expense)	(151,444)	(47)	(151,783)	5,127

NET LOSS	$(580,068)	$(76,281)	$(1,024,408)	$(120,534)

NET LOSS PER COMMON SHARE - Basic and Diluted:	$(0.01)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	57,341,686	47,000,000	57,261,899	47,000,000

See accompanying notes to unaudited consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended
	June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,024,408)	$(120,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	549	-
Stock-based compensation	35,000	-
Amortization of debt discount	4,167	-
Derivative expense	144,506	-
Change in operating assets and liabilities:
Due from related parties	15,208	(3,150)
Prepaid expenses and other current assets	(6,701)	-
Accounts payable	133,939	153
Accrued liabilities	(53,070)	(47,403)

NET CASH USED IN OPERATING ACTIVITIES	(750,810)	(170,934)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	-	18,000
Payments of related party advances	-	(11,000)
Proceeds from line of credit	11,692	19,000
Payments to line of credit	(3,659)	(26,050)
Proceeds from convertible debt	36,000	100,000
Proceeds from sale of common stock	46,801	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	90,834	99,950

NET DECREASE IN CASH	(659,976)	(70,984)

CASH, beginning of year	672,769	100,760

CASH, end of period	$12,793	$29,776

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$339	$873
Income taxes	$-	$-

Non-cash financing activities:
Increase in debt discount and derivative liability	$36,000	$-
Issuance of common stock for services	$68,000	$-

See accompanying notes to unaudited consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

On August 12, 2015, the Company filed amended and restated Articles of Incorporation with the Nevada Secretary of State which:

a.	changed the Company’s name to OncBioMune Pharmaceuticals, Inc.;

b.	amended the authorized shares of the Company to 520,000,000, of which 500,000,000 shares are common stock, with a par value of $0.0001 per share (“Common Stock”), and 20,000,000 shares are preferred stock, with a par value of $0.0001 per share (“Preferred Stock”); and

c.	effected the Reverse Stock Split, which became effective on August 27, 2015.

On August 20, 2015, the Company filed the Certificate of Designation with the Nevada Secretary of State, designating 1,000,000 shares of the authorized 20,000,000 Preferred Stock as Series A Preferred Stock (“Series A Preferred Stock”). Each holder of Series A Preferred Stock is entitled to 500 votes for each share of Series A Preferred Stock held as of the applicable date on any matter that is submitted to a vote or for the consent of the stockholders of the Company. The holders of Series A Preferred Stock shall have no special voting rights and their consent is not required (except to the extent they are entitled to vote with holders of Common Stock as set forth in the Certificate of Designation) for the taking of any corporate action.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS (continued)

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements include the financial statements of its wholly owned subsidiary, ONC. All significant intercompany accounts and transactions have been eliminated in consolidation

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements These unaudited condensed financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the years ended December 31, 2015 and 2014 of ONC which were included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on April 13, 2016.

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of $1,024,408 and $120,534 for the six months ended June 30, 2016 and 2015, respectively. The net cash used in operations were $750,810 and $170,934 for six months ended June 30, 2016 and 2015, respectively. Additionally, the Company had an accumulated deficit of $2,153,627 and $1,129,219, at June 30, 2016 and December 31, 2015, and had no revenues for the six months ended June 30, 2016 and 2015. Effective September 2, 2015, the Company entered into the Exchange Agreement which changed the nature of its business and management. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending December 31, 2016. The Company will seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the six months ended June 30, 2016 and 2015 include the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

	June 30, 2016	June 30, 2015
Total stock warrants	2,694	2,694

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

NOTE 3 – LINE OF CREDIT

In October 2014, ONC entered into a $100,000 revolving promissory note (the “Revolving Note”) with Regions Bank (the “Lender”). The unpaid principal balance of the Revolving Note is payable on demand and any unpaid principal and interest is payable due not later than October 27, 2017, is secured by deposits located at the Lender, and bears interest computed at a variable rate of interest which is equal to the Lender’s prime rate plus 1.7% (5.20% and 5.20% at June 30, 2016 and December 31, 2015, respectively). ONC will pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may, at any time or from time to time, prepay the Revolving Note in whole or in part without penalty.

At June 30, 2016 and December 31, 2015, the Company had $57,741 and $49,708, respectively, in borrowings outstanding under the Revolving Note with $42,259 and $50,292, respectively, available for borrowing under such note. The weighted average interest rate during the six months ended June 30, 2016 was approximately 5.20%.

NOTE 4 – CONVERTIBLE PROMISSORY NOTE

On May 23, 2016, the Company entered into a $40,000 convertible promissory note (the “Convertible Note”) with Crown Bridge Partners, LLC (the “Lender”). The unpaid principal and interest is payable no later than May 22, 2017 and bears interest computed at a rate of interest which is equal to 8.0% per annum. Any amount of principal or interest on this Convertible Note, which is not paid by the maturity date, shall bear interest at the rate of 22% per annum from the due date until paid. The Company may prepay any amount outstanding under the Convertible Note by making a payment to the Lender of an amount in cash equal as follow:

Time Frame after Convertible Note Date	Prepayment Penalty Amount
Initial 30 day period	115% multiplied the amount of prepayment
31st to 60th day	120% multiplied the amount of prepayment
61st to 90th day	125% multiplied the amount of prepayment
91st to 120th day	130% multiplied the amount of prepayment
120th to 150th day	135% multiplied the amount of prepayment
151st to l80th day	140% multiplied the amount of prepayment

The prepayment is subject to the Lender’s prior written acceptance in the Lender’s sole discretion. The Company may not prepay any amount outstanding under the Convertible Note after the 180th day after the issuance of the Convertible Note.

The Lender is entitled, at their option, at any time after the issuance of the Convertible Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock. The Conversion Price is the Variable Conversion Price (“VCP”) as defined in the Convertible Note and subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events. VCP means 58% multiplied by the “Market Price”, which is calculated as the lowest trading price, as defined, for the Company’s common stock during the twenty trading day period ending on the last complete trading day prior to the conversion date. If at any time while the Convertible Note is outstanding, the lowest trading prices for the Company’s common stock is equal to or lower than $0.10, then an additional discount of five percent (5%) will be factored into the VCP until the Convertible Note is no longer outstanding (resulting in a discount rate of 47% assuming no other adjustments are triggered hereunder). In the event that shares of the Company’s common stock are not deliverable via DWAC following the conversion of any amount thereunder, an additional five percent (5%) discount shall be factored into the VCP until the Convertible Note is no longer outstanding (resulting in a discount rate of 47% assuming no other adjustments are triggered hereunder).

In connection with the issuance of the Convertible Note above, the Company determined that the terms of the Convertible Note include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

NOTE 4 – CONVERTIBLE PROMISSORY NOTE (continued)

Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Black- Scholes Option Pricing Model. On the initial measurement date, the fair values of the embedded conversion option derivative of $76,012 was recorded as a derivative liability and was allocated as a debt discount up to the net proceeds of the Convertible Note of $36,000 with the remainder of $40,012 charged to current period operations as initial derivative expense. At June 30, 2016, the Company valued the embedded conversion option derivative liabilities resulting in a loss from change in fair value of derivative liabilities of $104,494 for the three and six months ended June 30, 2016 which is recorded as a component of other income/(expense) in the accompanying statements of operations.

During the six months ended June 30, 2016, the fair value of the derivative liabilities was estimated using the Black-Scholes option-pricing model with the following assumptions:

Dividend rate	0
Term (in years)	0.92 to 1.0 years
Volatility	366.97%
Risk-free interest rate	0.45% to 0.69%

For the three and six months ended June 30, 2016, amortization of debt discounts related to these convertible note amounted to $4,167 and $4,167, respectively, which has been included in interest expense on the accompanying statements of operations.

At June 30, 2016 and December 31, 2015, the Convertible Note consisted of the following:

	June 30, 2016	December 31, 2015
Principal amount	$40,000	$-
Less: unamortized debt discount	(35,833)	-
Convertible note payable, net	$4,167	$-

At June 30, 2016, the Company had $40,000, respectively, in borrowings outstanding under the Convertible Note. The weighted average interest rate during the six months ended June 30, 2016 was approximately 8.0%.

NOTE 5 – RELATED-PARTY TRANSACTIONS

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

For the six months ended June 30, 2016, due from/(to) related parties’ activity consisted of the following:

	Foundation	CEO	CFO	Total
Balance due from (to) related parties at December 31, 2015	$3,200	$5,900	$8,700)	$17,800
Working capital advances made	3,687	-	3,250	6,937
Repayments received	(6,050)	(5,900)	(10,195)	(22,145)
Balance due from (to) related parties at June 30, 2016	$837	$-	$1,755	$2,592

All balances due from related parties were repaid in August 2016 and the Company does not intend to make such advances in the future.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

NOTE 6 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

On August 20, 2015, the Company filed the Certificate of Designation with the Nevada Secretary of State, designating 1,000,000 shares of the authorized 20,000,000 Preferred Stock as Series A Preferred Stock. Each holder of Series A Preferred Stock is entitled to 500 votes for each share of Series A Preferred Stock held as of the applicable date on any matter that is submitted to a vote or for the consent of the stockholders of the Company. The holders of Series A Preferred Stock shall have no special voting rights and their consent is not required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for the taking of any corporate action. On September 2, 2015, in connection with the Exchange, the Company issued 1,000,000 shares of the Company’s Series A Preferred Stock, representing 100% of the outstanding Series A Preferred.

Common stock issued for services

On January 1, 2016, the Company issued 60,000 shares of common stock valued at $.30 per common share or $18,000 to a director for services to be rendered on the Company’s board of directors. The shares were valued at the most recent cash price paid of $.30 per share. In connection with these shares, the Company recorded stock-based compensation of $18,000.

On May 13, 2016, the Company entered into a six-month consulting agreement for business development services, Pursuant to the agreement, the Company shall pay the consultant a monthly fee of $4,000 beginning on May 15, 2016 and, thereafter, on the fifteenth day of each month. In addition, the Company issued the consultant and/or its affiliates 200,000 shares of the Company’s common stock. The common shares were valued at the most recent quoted trading price of $0.34 per share or $68,000. In connection with these shares, the Company recorded stock-based consulting expense of $17,000 and prepaid expenses of $51,000 which will be amortized over the remaining service period. If the Company chooses to extend the agreement, the Company shall pay the consultant a monthly fee of $7,500 beginning on November 15, 2016 and, thereafter, on the first of each month and the Company shall issue to the consultant 100,000 Shares of the Company’s common stock.

Common stock issued for cash

From January 1, 2016 to March 31, 2016, pursuant to subscription agreements, the Company issued 68,382 shares of its common stock to investors for cash proceeds of $46,801.

NOTE 7 – COMMITMENTS

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

NOTE 8 – SUBSEQUENT EVENTS

In July 2016, pursuant to a stock purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”) dated October 20, 2015, whereby we have the right to sell to, and Lincoln Park is obligated to purchase, up to an $10 million in amounts of shares of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period, the Company issued 200,000 shares of its common stock to Lincoln Park for net proceeds of $41,280.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the SEC on April 13, 2016.

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

Results of Operations

Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015

Revenue

We did not generate any revenues for the three and six months ended June 30, 2016 and 2015.

Operating Expenses

For the three months ended June 30, 2016, operating expenses amounted to $428,624 as compared to $76,234 for the three months ended June 30, 2015, an increase of $352,390 or 462.2%. For the six months ended June 30, 2016, operating expenses amounted to $872,625 as compared to $125,661 for the six months ended June 30, 2015, an increase of $746,964 or 594.4%. For the three and six months ended June 30, 2016 and 2015, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Professional Fees	$184,096	$14,500	$311,099	$27,250
Compensation	156,331	41,317	369,618	71,572
Research and development expense	50,449	14,133	80,535	14,148
General and administrative expenses	37,748	6,284	111,373	12,991
Total	$428,624	$76,234	$872,625	$125,661

●	For the three months ended June, 2016, professional fees increased by $169,596 or 1,169.6%, as compared to the three months ended June 30, 2015. The increase was primarily attributable to an increase in investor relations fees of $129,245 related to building investor awareness, an increase in legal fees of $19,895, and an increase in accounting fees of $24,000. For the six months ended June, 2016, professional fees increased by $283,849, or 1,041.6%, as compared to the six months ended June 30, 2015. The increase was primarily attributable to an increase in investor relations fees of $193,118, an increase in legal fees of $58,747, and an increase in accounting fees of $21,500.

●	For the three months ended June 30, 2016, compensation expense increased by $115,014 or 278.4%, as compared to the three months ended June 30, 2015. For the six months ended June 30, 2016, compensation expense increased by $298,346, or 418.6%, as compared to the six months ended June 30, 2015. On February 2, 2016, we entered into an employment agreement with Jonathan F. Head, Ph.D. (“Dr. Head”) to serve as the Company’s Chief Executive Officer, the term of which runs for three years (from February 2, 2016 through February 1, 2019) and renews automatically for one year periods unless a written notice of termination is provided not less than 120 days prior to the automatic renewal date. The employment agreement with Dr. Head provides that Dr. Head’s salary for calendar year 2016 shall be $275,000 and for calendar year 2017 and for each calendar year thereafter during the term of the employment agreement with Dr. Head shall be an amount determined by the Board of Directors, which in no event shall be less than the annual salary that was payable by the Company to Dr. Head for the immediately preceding calendar year. Additionally, on February 2, 2016, we entered into an employment agreement with Andrew Kucharchuk (“Mr. Kucharchuk) to serve as the Company’s President and Chief Financial Officer, the term of which runs for three years (from February 2, 2016 through February 1, 2019) and renews automatically for one year periods unless a written notice of termination is provided not less than 120 days prior to the automatic renewal date. The employment agreement with Mr. Kucharchuk provides that Mr. Kucharchuk’s salary for calendar year 2016 shall be $200,000 and for calendar year 2017 and for each calendar year thereafter during the term of the employment agreement with Mr. Kucharchuk shall be an amount determined by the Board of Directors, which in no event shall be less than the annual salary that was payable by the Company to Mr. Kucharchuk for the immediately preceding calendar year.

●	For the three months ended June 30, 2016, research and development expense increased by $36,316 or 257.0%, as compared to the three months ended June 30, 2015 related to an increase in research activities. For the six months ended June 30, 2016, research and development expense increased by $66,387 or 469.2%, as compared to the six months ended June 30, 2015 related to an increase in research activities.

●	For the three months ended June 30, 2016, general and administrative expenses increased by $31,464 or 500.7%, as compared to the three months ended June 30, 2015. The increase was primarily to an increase in health insurance expense, travel and entertainment, rent expense and other general and administrative expenses. For the six months ended June 30, 2016, general and administrative expenses increased by $98,382 or 757.3%, as compared to the six months ended June 30, 2015. The increase was primarily to an increase in health insurance expense, travel and entertainment, rent expense and other general and administrative expenses.

Loss from Operations

For the three months ended June, 2016, loss from operations amounted to $428,624 as compared to $76,234 for the three months ended June 30, 2015, an increase of $352,390 or 462.2%. For the six months ended June, 2016, loss from operations amounted to $872,625 as compared to $125,661 for the six months ended June 30, 2015, an increase of $746,964 or 594.4%.

Other Income (Expense)

For the three months ended June 30, 2016, we had net total other expense of $(151,444) as compared to net total other expense of $(47) for the three months ended June 30, 2015, a change of $151,397. For the six months ended June 30, 2016, we had net total other expense of $(151,783) as compared to net total other income of $5,127 for the six months ended June 30, 2015, a change of $156,910. The increase was primarily due to the increase of $144,506 in derivative expense related to a debt financing, and increases in interest expense related to an increase in borrowings and an increase in the amortization of debt discount of $4,167 which has been included in interest expense.

Net Loss

For the three months ended June 30, 2016, we had a net loss of $580,068 or $(0.01) per common share (basic and diluted) as compared to a net loss of $76,281 or $(0.00) per common share (basic and diluted) for the three months ended June 30, 2015, an increase of $503,787 or 660.4%. For the six months ended June 30, 2016, we had a net loss of $1,024,408 or $(0.02) per common share (basic and diluted) as compared to a net loss of $120,534 or $(0.00) per common share (basic and diluted) for the six months ended June 30, 2015, an increase of $903,874 or 749.9%.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $(403,779) and $12,793 of cash as of June 30, 2016 and working capital of $538,279 and $672,769 of cash as of December 31, 2015.

			December 31, 2015 to June 30, 2016
	June 30, 2016	December 31, 2015	Change in working capital	Percentage Change
Working capital:
Total current assets	$92,054	$709,537	$(617,483)	(87.0)%
Total current liabilities	444,833	171,258	(273,575)	(159.7)%
Working capital:	$(352,779)	$538,279	$(891,058)	(165.5)%

From December 31, 2015 to June 30, 2016, our working capital decreased by $891,058, and was primarily due to a decrease in cash of $659,976, an increase in accounts payable and accrued expenses of $80,869, and an increase in derivative liability of $180,506.

Cash Flows

Changes in our cash balance are summarized as follows:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cash used in operating activities	$(750,810)	$(170,934)
Cash provided by investing activities	0	0
Cash provided by financing activities	90,834	99,950
Net increase (decrease) in cash	$(659,976)	$(70,984)

Cash Used in Operating Activities

Our cash used in operating activities for the six months ended June 30, 2016 as compared to our cash used in operating activities for the six months ended June 30, 2015 increased by $579,876. For the six months ended June 30, 2016, cash used in operating activities consisted of our net loss of $1,024,408 adjusted for the add back of non-cash items such as depreciation expense of $549, stock based compensation of $35,000, amortization of debt discount of $4,167, derivative expense $144,506 and changes in operating assets and liabilities of $89,376. The increase in use of cash in operating activities was primarily due to an increase in cash used to pay executive salaries and other employees and related payroll taxes of approximately $298,000 and increase in amounts paid for professional fees, and travel.

For the six months ended June 30, 2015, cash used in operating activities consisted of our net loss of $120,534 adjusted for changes in operating assets and liabilities of $(50,400).

Cash Provided By Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2016 was $90,834 as compared to $99,950 for the six months ended June 30, 2015, a decrease of $9,116. During the six months ended June 30, 2016, we received net proceeds from our bank line of credit of $8,033, net proceeds from convertible debt of $36,000 and proceeds from the sale of common stock of $46,801. During the six months ended June 30, 2015, we received net proceeds from convertible debt of $100,000 and net proceeds from related party advances of $7,000, offset by net payments on our bank line of credit of $7,050.

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

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of $1,024,408 and $120,534 for the six months ended June 30, 2016 and 2015, respectively. The net cash used in operations were $750,810 and $170,934 for six months ended June 30, 2016 and 2015, respectively. Additionally, we had an accumulated deficit of $2,153,627, at June 30, 2016, and had no revenue for the six months ended June 30, 2016. Effective September 2, 2015, we entered into the Exchange Agreement which changed the nature of our business and management. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending December 31, 2016. We will seek to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail or cease operations.

Current and Future Financings

In October 2014, we entered into a $100,000 revolving promissory note (the “Revolving Note”) with Regions Bank (the “Lender”). The unpaid principal balance of the Revolving Note is payable on demand and any unpaid principal and interest is payable due not later than October 27, 2017, is secured by deposits located at the Lender, and bears interest computed at a variable rate of interest which is equal to the Lender’s prime rate plus 1.7% (5.20% at June 30, 2016). We will pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. We may, at any time or from time to time, prepay the Revolving Note in whole or in part without penalty. At June 30, 2016 and December 31, 2015, we had $57,741 and $49,708, respectively, in borrowings outstanding under the Revolving Note with $42,259 and $50,292, respectively, available for borrowing under such note. The weighted average interest rate during the six months ended June 30, 2016 was approximately 5.20%.

On October 20, 2015, we entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Upon signing the Purchase Agreement, Lincoln Park agreed to purchase 333,334 shares of the Company’s common stock for $100,000 as an initial purchase under the Purchase Agreement. Under the terms and subject to the conditions of the Purchase Agreement, we have the right to sell to, and Lincoln Park is obligated to purchase, up to an additional $10 million in amounts of shares, as described below, of our common stock, subject to certain limitations, from time to time, over the 36-month period commencing on the date that a registration statement, which we agreed to file with the SEC pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 50,000 shares of Common Stock on any business day (such purchases, “Regular Purchases”), provided that at least one business day has passed since the most recent purchase, and provided, however that Lincoln Park’s committed obligation under any single Regular Purchase shall not exceed $50,000, provided that the amount the Company may sell to Lincoln Park under a single Regular Purchase may increase under certain circumstances as described in the Purchase Agreement but in no event will the amount of a single Regular Purchase exceed $500,000. The purchase price of shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales. In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a Regular Purchase the closing sale price of the Common Stock is not below the threshold price as set forth in the Purchase Agreement. Our sales of shares of Common Stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 4.99% of the then outstanding shares of the Common Stock.

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

The net proceeds under the Purchase Agreement to us will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. We expects that any proceeds received by us from such sales to Lincoln Park under the Purchase Agreement will be used for general corporate purposes and working capital requirements. During the six months ended June 30, 2016 and the year ended December 31, 2015, we received $0 and $95,000 under the Purchase Agreement, respectively.

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

On May 23, 2016, we entered into a $40,000 convertible promissory note (the “Convertible Note”) with Crown Bridge Partners, LLC (the “Lender”). The unpaid principal and interest is payable no later than May 22, 2017 and bears interest computed at a rate of interest which is equal to 8.0% per annum. Any amount of principal or interest on the Convertible Note, which is not paid by the maturity date, shall bear interest at the rate of 22% per annum from the due date until paid. We may prepay any amount outstanding under the Convertible Note by making a payment to the Lender of an amount in cash equal as follow:

Time Frame after Convertible Note Date	Prepayment Penalty Amount
Initial 30 day period	115% multiplied the amount of prepayment
31st to 60th day	120% multiplied the amount of prepayment
61st to 90th day	125% multiplied the amount of prepayment
91st to 120th day	130% multiplied the amount of prepayment
120th to 150th day	135% multiplied the amount of prepayment
151st to l80th day	140% multiplied the amount of prepayment

The prepayment is subject to the Lender’s prior written acceptance in the Lender’s sole discretion. The Company may not prepay any amount outstanding under the Convertible Note after the 180th day after the issuance of the Convertible Note.

The Lender is entitled, at their option, at any time after the issuance of the Convertible Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock. The Conversion Price is the Variable Conversion Price (“VCP”) as defined in the Convertible Note and subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events. VCP means 58% multiplied by the “Market Price”, which is calculated as the lowest trading price, as defined, for the Company’s common stock during the twenty trading day period ending on the last complete trading day prior to the conversion date. If at any time while the Convertible Note is outstanding, the lowest trading prices for the Company’s common stock is equal to or lower than $0.10, then an additional discount of five percent (5%) will be factored into the VCP until the Convertible Note is no longer outstanding (resulting in a discount rate of 47% assuming no other adjustments are triggered hereunder). In the event that shares of the Company’s common stock are not deliverable via DWAC following the conversion of any amount thereunder, an additional five percent (5%) discount shall be factored into the VCP until the Convertible Note is no longer outstanding (resulting in a discount rate of 47% assuming no other adjustments are triggered hereunder).

In connection with the issuance of the Convertible Note above, we determined that the terms of the Convertible Note include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by us or contain terms that are not fixed monetary amounts at inception.

During the six months ended June 30, 2016, pursuant to subscription agreements, we issued 68,382 shares of our common stock to investors for cash proceeds of $46,801.

On June 1, 2016, we entered into an agreement (the “Agreement”) with Dawson James Securities, Inc., a FINRA member broker-dealer (“Dawson”), pursuant to which the Company invited Dawson to introduce to the Company, on a best efforts, fully disclosed and non-exclusive basis, one or more parties that might be interest in participating in an offering (the “Offering”) of the Company’s securities by the Company pursuant to an exemption from the Securities Act.

Dawson’s role is to (i) refer a potential party that may be interested in the Offering to the Company (each, a “Prospect”), and (ii) if the Company so requests, assist in contacting, communicating or setting meeting with such Prospects and, if appropriate, to provide all deal services and functions relating to any transactions resulting from the Offering. Pursuant to the terms of the Agreement, in no event shall a Prospect be deemed a customer of Dawson for purposes of the Offering; nor shall Dawson be required to make a sale to the Prospect under the Agreement. To the contrary, Dawson shall not make any sales in the Offering and has no power to bind the Company.

At the closing of the Offering, the Company shall compensate Dawson as follows: (i) the Company shall pay to Dawson 8% of the gross proceeds invested by all Prospects in the Offering, and (ii) the Company shall issue to Dawson warrants to purchase that number of securities equal to 8% of the aggregate number of securities sold to Prospects in the Offering.

The Agreement may be terminated for any reason by either party upon 30 days’ prior written notice to the other party.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2016, our disclosure controls and procedures were not effective.

The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting: (1) the lack of multiple levels of management review of material contracts and expenses, and (2) a lack of adequate segregation of duties relating to the initiation of transactions and payments to vendors. Until such time as we expand our staff to include additional accounting personnel, it is likely that we will continue to report material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 13, 2016, we entered into a six-month consulting agreement for business development services. Pursuant to the agreement, we issued the consultant and/or its affiliates an aggregate of 200,000 shares of our common stock. The common shares were valued at the then most recent quoted trading price of $0.34 per share or $68,000. In connection with the issuance of these shares, we recorded stock-based consulting expense of $17,000 and prepaid expenses of $51,000 which will be amortized over the remaining service period.

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

ONCBIOMUNE PHARMACEUTICALS, INC.

Dated: August 15, 2016	By:	/s/ Jonathan F. Head, PhD
Jonathan F. Head, PhD
Chief Executive Officer (principal executive officer)

Dated: August 15, 2016	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk
Chief Financial Officer and President (principal financial officer and principal accounting officer)

