Form 10-Q
period 2016-09-30
OncBioMune Pharmaceuticals, Inc
filed 2016-11-21
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,207,846 shares as of November 14, 2016.

ONCBIOMUNE PHARMACEUTICALS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$10,587	$672,769
Due from related parties	1,999	17,800
Prepaid expenses and other current assets	45,285	18,968

Total Current Assets	57,871	709,537

OTHER ASSETS:
Property and equipment, net	9,879	10,702
Security deposit	6,400	6,400

TOTAL ASSETS	$74,150	$726,639

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

CURRENT LIABILITIES:
Line of credit	$98,741	$49,708
Accounts payable	229,310	102,273
Accrued liabilities	774	19,277
Derivative liability	70,648	-
Due to related party	20,000
Convertible promissory note, Net	14,167	-

Total Current Liabilities	433,640	171,258

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 20,000,000 authorized;
Series A Preferred stock ($0.0001 Par Value; 1,000,000 Shares Authorized; 1,000,000 and none issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	100	100
Common stock: $.0001 par value, 500,000,000 shares authorized; 59,600,512 and 57,107,809 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	5,960	5,711
Additional paid-in capital	2,152,528	1,678,789
Accumulated deficit	(2,518,078)	(1,129,219)

Total Stockholders’ Equity (Deficit)	(359,490)	555,381

Total Liabilities and Stockholders’ Equity (Deficit)	$74,150	$726,639

See accompanying notes to unaudited consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Month Ended		For the Nine Month Ended
	September 30,		September 30,
	2016	2015	2016	2015

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	238,085	78,989	549,184	94,489
Compensation expense	167,088	85,447	536,706	156,719
Research and development expense	5,201	26,579	85,736	34,662
General and administrative expenses	51,322	29,691	162,695	60,497

Total Operating Expenses	461,696	220,706	1,334,321	346,367

LOSS FROM OPERATIONS	(461,696)	(220,706)	(1,334,321)	(346,367)

OTHER INCOME (EXPENSE):
Interest expense	(12,613)	(644)	(19,890)	(1,517)
Derivative income (expense)	109,858	-	(34,648)	-
Other	-	100	-	6,100

Total Other Income (Expense)	97,245	(544)	(54,538)	4,583

NET LOSS	$(364,451)	$(221,250)	$(1,388,859)	$(341,784)

NET LOSS PER COMMON SHARE - Basic and Diluted:	$(0.01)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	58,471,197	48,467,036	57,667,941	47,494,386

See accompanying notes to unaudited consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended
	September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,388,859)	$(341,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	823	-
Stock-based compensation	69,000	-
Amortization of debt discount	14,167	-
Derivative expense	34,648	-
Change in operating assets and liabilities:
Due from related parties	15,801	(9,900)
Prepaid expenses and other current assets	(9,317)	(3,684)
Security Deposit	-	(6,400)
Accounts payable	127,037	1,683
Accrued liabilities	(18,503)	(18,474)

NET CASH USED IN OPERATING ACTIVITIES	(1,155,203)	(378,559)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received in recapitalization	-	4,676

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	4,676

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	20,000	34,600
Payments of related party advances	-	(43,400)
Proceeds from line of credit	53,860	63,368
Payments to line of credit	(4,827)	(30,848)
Proceeds from convertible debt	36,000	100,000
Proceeds from sale of common stock	387,988	334,003

NET CASH PROVIDED BY FINANCING ACTIVITIES	493,021	457,723

NET INCREASE (DECREASE) IN CASH	(662,182)	83,840

CASH, beginning of period	672,769	100,760

CASH, end of period	$10,587	$184,600

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,075	$1,517
Income taxes	$-	$-

Non-cash financing activities:
Increase in debt discount and derivative liability	$36,000	$-
Issuance of common stock for services	$68,000	$-

See accompanying notes to unaudited consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

OncBioMune Pharmaceuticals, Inc. (the “Company,” “we,” “us” or “our”) was incorporated under the laws of the State of Nevada on March 18, 2005, as PediatRx, Inc. From July 2010 until early fiscal year 2014, the Company engaged in the pharmaceutical business. During the fiscal year ended February 28, 2014, the Company divested itself of the balance of its pharmaceutical assets and engaged in the digital media business.

Acquisition of OncBioMune, Inc.

Upon completion of a share exchange between our company and the shareholders of OncBioMune, Inc. (“ONC”) on September 2, 2015 as previously disclosed, we became a biotechnology company specializing in innovative cancer therapies. We have proprietary rights to a breast and prostate cancer therapeutic vaccines, a process for the growth of cancer cells and targeted chemotherapies. Our mission is to improve the overall patient condition through innovative immunotherapy with proven treatment protocols.

Oncbiomune México, S.A. De C.V.

As previously disclosed, on August 19, 2016, the Company and Vitel Laboratorios S.A. de C.V. (“Vitel”), a Mexico-based pharmaceutical company that develops and commercializes high specialty drugs in Mexico and other Latin American countries, entered into a Shareholders’ Agreement related to the launch of Oncbiomune México, S.A. De C.V. (“Oncbiomune Mexico”) for the purposes of developing and commercializing the Company’s PROSCAVAX vaccine technology and cancer technologies in México, Central and Latin America (“MALA”). Under the terms of the Shareholders Agreement, the Company has agreed to assign to Oncbiomune Mexico limited patent and intellectual property rights and trademarks related to our OVCAVAX, PROSCAVAX vaccine technology and cancer technologies and future developments related to these technologies. These rights will permit Oncbiomune Mexico to use and develop these technologies in MALA.

Planned Acquisition of Vitel

On November 2, 2016, we signed a non-binding term sheet to acquire Vitel as contemplated when we entered into the Shareholders’ Agreement. Pursuant to the term sheet, our planned acquisition of Vitel will be structured as an all-stock transaction with both OncBioMune and Vitel contributing equity interests into a newly created trust, resulting in Vitel operating as a wholly owned subsidiary of OncBioMune.

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiary, ONC. All significant intercompany accounts and transactions have been eliminated in consolidation

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the years ended December 31, 2015 and 2014 of ONC which were included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on April 13, 2016.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of $1,388,859 and $341,748 for the nine months ended September 30, 2016 and 2015, respectively. The net cash used in operations were $1,155,203 and $378,559 for nine months ended September 30, 2016 and 2015, respectively. Additionally, the Company had an accumulated deficit of $2,518,078 and $1,129,219, at September 30, 2016 and December 31, 2015, and had no revenues for the nine months ended September 30, 2016 and 2015. Effective September 2, 2015, the Company entered into the Exchange Agreement which changed the nature of its business and management. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending December 31, 2016. The Company will seek to raise capital through additional debt and/or equity financings to fund its operations in the future. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the nine months ended September 30, 2016 and 2015 include the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

Fair value of financial instruments and fair value measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2016. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

The carrying amounts reported in the consolidated balance sheets for cash, employee loans, prepaid expenses, loans payable, line of credit payable, payroll liabilities, and accounts payable and accrued liabilities, approximate their fair market value based on the short-term maturity of these instruments. The Company accounts for one instrument at fair value using level 3 valuation.

	At September 30, 2016			At December 31, 2015
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liability	—	—	$70,648	—	—	—

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liability
Balance at December 31, 2015	$-
Initial measurement of derivative liability reflected as debt discount	36,000
Initial measurement of derivative liability reflected in derivative expense	40,012
Change in fair value included in derivative expense	(5,364)
Balance at September 30, 2016	$70,648

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

September 30, 2016

(Unaudited)

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and diluted earnings per share (continued)

Potentially dilutive common shares consist of common stock issuable for stock warrants (using the treasury stock method). These common stock equivalents may be dilutive in the future. All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	September 30, 2016	September 30, 2015
Total stock warrants	867,870	2,694
Convertible debt	547,345	-

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

September 30, 2016

(Unaudited)

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

NOTE 3 – LINE OF CREDIT

In October 2014, ONC entered into a $100,000 revolving promissory note (the “Revolving Note”) with Regions Bank (the “Lender”). The unpaid principal balance of the Revolving Note is payable on demand and any unpaid principal and interest is payable due not later than October 27, 2017, is secured by deposits located at the Lender, and bears interest computed at a variable rate of interest which is equal to the Lender’s prime rate plus 1.7% (5.20% and 5.20% at September 30, 2016 and December 31, 2015, respectively). ONC will pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may, at any time or from time to time, prepay the Revolving Note in whole or in part without penalty.

At September 30, 2016 and December 31, 2015, the Company had $98,741 and $49,708, respectively, in borrowings outstanding under the Revolving Note with $1,259 and $50,292, respectively, available for borrowing under such note. The weighted average interest rate during the nine months ended September 30, 2016 was approximately 5.20%.

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

September 30, 2016

(Unaudited)

In connection with the issuance of the Convertible Note above, the Company determined that the terms of the Convertible Note include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception.

Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives was determined using the Black- Scholes Option Pricing Model. On the initial measurement date, the fair values of the embedded conversion option derivative of $76,012 was recorded as a derivative liability and was allocated as a debt discount up to the net proceeds of the Convertible Note of $36,000 with the remainder of $40,012 charged to current period operations as initial derivative expense. At the end of each period, the Company revalues the embedded conversion option derivative liabilities. For the three and nine months ended September 30, 2016, aggregate derivative income (expense) from changes in fair value of derivative liabilities and the initial derivative expense amounted to $109,858 and $(34,648), respectively, which is recorded as a component of other income/(expense) in the accompanying consolidated statements of operations.

During the nine months ended September 30, 2016, the fair value of the derivative liabilities was estimated using the Black-Scholes option-pricing model with the following assumptions:

Dividend rate	0
Term (in years)	0.67 to 1.0 years
Volatility	337.24% to 366.97%
Risk-free interest rate	0.45% to 0.69%

For the three and nine months ended September 30, 2016, amortization of debt discounts related to these convertible note amounted to $10,000 and $14,167, respectively, which has been included in interest expense on the accompanying statements of operations.

At September 30, 2016 and December 31, 2015, the Convertible Note consisted of the following:

	September 30, 2016	December 31, 2015
Principal amount	$40,000	$-
Less: unamortized debt discount	(25,833)	-
Convertible note payable, net	$14,167	$-

At September 30, 2016, and December 31, 2015, the Company had $40,000 and $0, respectively, in borrowings outstanding under the Convertible Note. The weighted average interest rate during the nine months ended September 30, 2016 was approximately 8.0%.

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

For the nine months ended September 30, 2016, due from/(to) related parties’ activity consisted of the following:

	Foundation	CEO	CFO
Balance due from (to) related parties at December 31, 2015	$3,200	$5,900	$8,700
Working capital advances made	4,594	-	3,250
Working capital advances received	-	(20,000)	-
Repayments received	(6,050)	(5,900)	(11,695)
Balance due from (to) related parties at September 30, 2016	$1,744	$(20,000)	$255

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 6 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

On August 20, 2015, the Company filed the Certificate of Designation with the Nevada Secretary of State, designating 1,000,000 shares of the authorized 20,000,000 Preferred Stock as Series A Preferred Stock. Each holder of Series A Preferred Stock is entitled to 500 votes for each share of Series A Preferred Stock held as of the applicable date on any matter that is submitted to a vote or for the consent of the stockholders of the Company. The holders of Series A Preferred Stock shall have no special voting rights and their consent is not required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for the taking of any corporate action. On September 2, 2015, in connection with the Exchange, the Company issued 1,000,000 shares of the Company’s Series A Preferred Stock, representing 100% of the outstanding Series A Preferred. Of these shares, 500,000 were issued to our Chief Executive Officer and 500,000 shares were issued to one of the members of our Board of Directors.

Common stock issued for services

On January 1, 2016, the Company issued 60,000 shares of common stock valued at $.30 per common share or $18,000 to a director for services to be rendered on the Company’s board of directors. The shares were valued at the most recent cash price paid of $.30 per share. In connection with these shares, the Company recorded stock-based compensation of $18,000.

On May 13, 2016, the Company entered into a six-month consulting agreement for business development services. Pursuant to the agreement, the Company shall pay the consultant a monthly fee of $4,000 beginning on May 15, 2016 and, thereafter, on the fifteenth day of each month. In addition, the Company issued the consultant and/or its affiliates 200,000 shares of the Company’s common stock. The common shares were valued at the most recent quoted trading price of $0.34 per share or $68,000. In connection with these shares, the Company recorded stock-based consulting expense of $51,000 and prepaid expenses of $17,000 which will be amortized over the remaining service period. If the Company chooses to extend the agreement, the Company shall pay the consultant a monthly fee of $7,500 beginning on November 15, 2016 and, thereafter, on the first of each month and the Company shall issue to the consultant 100,000 Shares of the Company’s common stock.

Common stock issued for cash

During the nine months ended September 30, 2016, pursuant to subscription agreements, the Company issued 102,341 shares of its common stock to investors for cash proceeds of $51,926.

During the three months ended September 30, 2016, pursuant to subscription agreements, the Company issued 1,730,362 shares of its common stock and 865,176 five-year warrants to purchase common shares for $0.30 per common share to investors for cash proceeds of $259,552.

Warrants

Warrant activities for the nine months ended September 30, 2016 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2015	2,694	$69.60	2.15	$-
Granted	865,176	0.30	4.88	-
Forfeited	-	-	-	-
Balance Outstanding September 30, 2016	867,870	$0.51	4.87	$-

Exercisable, September 30, 2016	867,870	$0.51	4.87	$-

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

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

In July and September 2016, pursuant to the Purchase Agreement with Lincoln Park dated October 20, 2015, the Company issued an aggregate of 400,000 shares of its common stock to Lincoln Park for net proceeds of $76,510.

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

NOTE 8 – SUBSEQUENT EVENTS

In October 2016, pursuant to a stock purchase agreement with Lincoln Park dated October 20, 2015, whereby we have the right to sell to, and Lincoln Park is obligated to purchase, up to an $10 million in amounts of shares of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period, the Company issued 400,000 shares of its common stock to Lincoln Park for net proceeds of $58,190.

In October and November 2016, pursuant to subscription agreements, the Company issued 207,334 shares of its common stock and 103,668 five-year warrants to purchase common shares for $0.30 per common share to investors for cash proceeds of $31,100.

Planned Acquisition of Vitel

On November 2, 2016, we signed a non-binding term sheet to acquire Vitel as contemplated when we entered into the Shareholders’ Agreement. Pursuant to the term sheet, our planned acquisition of Vitel will be structured as an all-stock transaction with both OncBioMune and Vitel contributing equity interests into a newly created trust, resulting in Vitel operating as a wholly owned subsidiary of OncBioMune. Upon completion of the acquisition of Vitel, Manuel Cosme Odabachian, Chief Executive Officer of Vitel, is expected to join our company as an executive officer and continue to lead operations in Mexico and abroad.

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

Overview

We were incorporated under the laws of the State of Nevada on March 18, 2005. From 2010 until 2013, we engaged in the pharmaceutical business. During 2013, we decided to divest of the balance of our pharmaceutical assets and engage in the digital media business.

Acquisition of OncBioMune, Inc. and our operations

Upon completion of a share exchange between our company and the shareholders of OncBioMune, Inc. (“ONC”) on September 2, 2015 as previously disclosed, we became a biotechnology company specializing in innovative cancer therapies. We have proprietary rights to a breast and prostate cancer therapeutic vaccines, a process for the growth of cancer cells and targeted chemotherapies. Our mission is to improve the overall patient condition through innovative immunotherapy with proven treatment protocols.

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

Oncbiomune México, S.A. De C.V.

On August 19, 2016, we entered into a Shareholders Agreement (the “Shareholders Agreement”) with Vitel Laboratorios, S.A. de C.V., a Mexican company (“Vitel”) related to their ownership of Oncbiomune México, S.A. De C.V., a Mexican company (“Oncbiomune Mexico”). Oncbiomune Mexico was launched for the purposes of developing and commercializing our PROSCAVAX vaccine technology and cancer technologies in México, Central and Latin America (“MALA”) for the treatment of prostate, ovarian and various other types of cancer. Vitel is an unrelated third party. Under the terms of the Shareholders Agreement, we have agreed to assign to Oncbiomune Mexico and its affiliates limited patent and intellectual property rights and trademarks related to our OVCAVAX, PROSCAVAX vaccine technology and cancer technologies and future developments related to these technologies. These rights will permit Oncbiomune Mexico to use and develop these technologies in MALA. Oncbiomune Mexico is currently conducting patient screening in Mexico for a Phase 2/3 trial evaluating ProscaVax in PSA recurrent prostate cancer in hormone-naïve and hormone-independent patients.

Planned Acquisition of Vitel

On November 2, 2016, we signed a non-binding term sheet to acquire Vitel as contemplated when we entered into the Shareholders’ Agreement. Pursuant to the term sheet, our planned acquisition of Vitel will be structured as an all-stock transaction with both OncBioMune and Vitel contributing equity interests into a newly created trust, resulting in Vitel operating as a wholly owned subsidiary of OncBioMune. Upon completion of the acquisition of Vitel, Manuel Cosme Odabachian, Chief Executive Officer of Vitel, is expected to join our company as an executive officer and continue to lead operations in Mexico and abroad.

Vitel has a drug portfolio that includes 12 drug candidates licensed for the Mexican market. Late in the third quarter, Vitel commercialized Bekunis® for constipation and Cirkused® for stress, two over-the-counter products licensed from ROHA Arzneimittel GmbH. Upon closing the acquisition of Vitel, OncBioMune would immediately begin recognizing revenue from the sales of these products in Mexico. Vitel is actively working to next commercialize Vesanoid® (tretinoin), an oral retinoid anti-cancer chemotherapy drug, during the current quarter or early in the first quarter of 2017. Vesanoid has been approved by the Mexican government agency, the Federal Commission for the Protection against Sanitary Risk (COFEPRIS), for the treatment of Acute Promyelocytic Leukemia (APL), the M3 subtype of Acute Myelogenous Leukemia (AML). Vitel licensed Mexican marketing rights to Vesanoid from German-based Cheplapharm Arzneimittel GmbH. Also in Vitel’s pipeline are KamRAB®, a human anti-rabies immune globulin therapy, and KamRHO®, a Rho (D) human immunoglobulin for the suppression of Rh immunization in Rho(D)-negative women delivering a Rho(D)-positive fetus or when the Rh type of fetus is unknown. Vitel has licensed rights to market these products in Mexico from Kamada Ltd.

The acquisition of Vitel is expected to be transformational to our company, as we expect become a revenue-generating biotechnology company following a rollout of these products and the completion of our planned acquisition of Vitel. We believe that Vitel will be able to duplicate is success in bringing Bekunis and Cirkused to market in Mexico when we begin marketing efforts in Mexico and throughout Latin America for other drugs in our pipeline and ProscaVax.

As we work towards completing the planned acquisition of Vitel, our two management teams are mapping out a pipeline development and launch plan for a variety of new products using our combined resources which we expect to be revenue generating.

Results of Operations

Three and Nine months Ended September 30, 2016 Compared to Three and Nine months Ended September 30, 2015

Revenue

We did not generate any revenues for the three and nine months ended September 30, 2016 and 2015. We expect to begin generating revenues from product sales in Mexico upon completion of the planned acquisition of Vitel as discussed above.

Operating Expenses

For the three months ended September 30, 2016, operating expenses amounted to $461,696 as compared to $220,706 for the three months ended September 30, 2015, an increase of $240,990 or 109.2%. For the nine months ended September 30, 2016, operating expenses amounted to $1,334,321 as compared to $346,367 for the nine months ended September 30, 2015, an increase of $987,954 or 285.2%. For the three and nine months ended September 30, 2016 and 2015, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine months Ended September 30,
	2016	2015	2016	2015
Professional Fees	$238,085	$78,989	$549,184	$94,489
Compensation	167,088	85,447	536,706	156,719
Research and development expense	5,201	26,579	85,736	34,662
General and administrative expenses	51,322	29,691	162,695	60,497
Total	$461,696	$220,706	$1,334,321	$346,367

●	For the three months ended September 30, 2016, professional fees increased by $159,096 or 201.4%, as compared to the three months ended September 30, 2015. The increase was primarily attributable to an increase in investor relations fees of $58,033 related to building investor awareness, an increase in legal fees of $26,112, and an increase in accounting fees of $12,000. For the nine months ended September, 2016, professional fees increased by $454,695, or 481.2%, as compared to the nine months ended September 30, 2015. The increase was primarily attributable to an increase in investor relations fees of $345,949, an increase in legal fees of $67,824, and an increase in accounting fees of $63,825.

●	For the three months ended September 30, 2016, compensation expense increased by $81,641 or 95.5%, as compared to the three months ended September 30, 2015. For the nine months ended September 30, 2016, compensation expense increased by $379,987, or 242.5%, as compared to the nine months ended September 30, 2015. The increase is primarily attributable to compensation expense paid to our Chief Executive Officer and Chief Financial Officer pursuant to their February 2, 2016 employment agreements with our company and amount paid to Robert Elliott, M.D., our chief medical officer and member of our board of directors.

●	For the three months ended September 30, 2016, research and development expense decreased by $21,378 or 80.4%, as compared to the three months ended September 30, 2015 related to a decrease in research activities. For the nine months ended September 30, 2016, research and development expense increased by $51,074 or 147.3%, as compared to the nine months ended September 30, 2015 related to an increase in research activities during the first 6 months of 2016 offset by a decrease in research and development activities during the quarter ended September 30, 2016.

●

For the three months ended September 30, 2016, general and administrative expenses increased by $21,631 or 72.9%, as compared to the three months ended September 30, 2015. The increase was primarily due to an increase in health insurance expense, travel and entertainment, rent expense and other general and administrative expenses. For the nine months ended September 30, 2016, general and administrative expenses increased by $102,198 or 168.9%, as compared to the nine months ended September 30, 2015. The increase was primarily due to an increase in health insurance expense, travel and entertainment, rent expense and other general and administrative expenses.

Loss from Operations

For the three months ended September 30, 2016, loss from operations amounted to $461,696 as compared to $220,706 for the three months ended September 30, 2015, an increase of $240,990 or 109.2%. For the nine months ended September 30, 2016, loss from operations amounted to $1,334,321 as compared to $346,367 for the nine months ended September 30, 2015, an increase of $987,954 or 285.2%. This increase is a result of the increase in operating expenses discussed above.

Other Income (Expense)

For the three months ended September 30, 2016, we had net total other income of $97,245 as compared to net total other expense of $(544) for the three months ended September 30, 2015, a change of $97,789. This change was primarily due to the recording of income from the change in fair value of derivative liabilities of $109,585 offset by an increase in interest expense of $11,969 due to an increase in interest-bearing debt. For the nine months ended September 30, 2016, we had net total other expense of $(54,538) as compared to net total other income of $4,583 for the nine months ended September 30, 2015, a change of $(59,121). The increase was primarily due to the increase of $34,648 in derivative expense related to a debt financing, and increases in interest expense related to an increase in borrowings and an increase in the amortization of debt discount of $14,167 which has been included in interest expense.

Net Loss

For the three months ended September 30, 2016, we had a net loss of $364,451 or $(0.01) per common share (basic and diluted) as compared to a net loss of $221,250 or $(0.00) per common share (basic and diluted) for the three months ended September 30, 2015, an increase of $143,201 or 64.7%. For the nine months ended September 30, 2016, we had a net loss of $1,388,859 or $(0.02) per common share (basic and diluted) as compared to a net loss of $341,784 or $(0.01) per common share (basic and diluted) for the nine months ended September 30, 2015, an increase of $1,047,075 or 306.4%.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $(375,769) and $10,587 of cash as of September 30, 2016 and working capital of $538,279 and $672,769 of cash as of December 31, 2015.

			December 31, 2015 to September 30, 2016
	September 30, 2016	December 31, 2015	Change in working capital	Percentage Change
Working capital:
Total current assets	$57,871	$709,537	$(651,666)	(91.8)%
Total current liabilities	433,640	171,258	(262,382)	(153.2)%
Working capital:	$(375,769)	$538,279	$(914,048)	(169.8)%

From December 31, 2015 to September 30, 2016, our working capital decreased by $914,048 and was primarily due to a decrease in cash of $662,182, an increase in bank line of credit payable of $49,033, an increase in accounts payable and accrued expenses of $108,534, and an increase in derivative liability of $70,648.

Cash Flows

Changes in our cash balance are summarized as follows:

	Nine months Ended September 30, 2016	Nine months Ended September 30, 2015
Cash used in operating activities	$(1,155,203)	$(378,559)
Cash provided by investing activities	0	4,676
Cash provided by financing activities	493,021	457,723
Net increase (decrease) in cash	$(662,182)	$83,840

Cash Used in Operating Activities

Our cash used in operating activities for the nine months ended September 30, 2016 as compared to our cash used in operating activities for the nine months ended September 30, 2015 increased by $776,644. For the nine months ended September 30, 2016, cash used in operating activities consisted of our net loss of $1,388,859 adjusted for the add back of non-cash items such as depreciation expense of $823, stock based compensation of $69,000, amortization of debt discount of $14,167, derivative expense $34,648 and changes in operating assets and liabilities of $115,018. The increase in use of cash in operating activities was primarily due to an increase in cash used to pay executive salaries and other employees and related payroll taxes of approximately $536,706 and increase in amounts paid for professional fees, and travel.

For the nine months ended September 30, 2015, cash used in operating activities consisted of our net loss of $341,784 adjusted for changes in operating assets and liabilities of $(36,775).

Cash Provided By Investing Activities

Cash flows provided by investing activities for the nine months ended September 30, 2016 was $0 as compared to $4,676 for the nine months ended September 30, 2015, a decrease of $4,676. During the nine months ended September 30, 2015, we received proceeds from recapitalization of $4,676.

Cash Provided By Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2016 was $493,021 as compared to $457,723 for the nine months ended September 30, 2015, an increase of $35,298. During the nine months ended September 30, 2016, we received net proceeds from our bank line of credit of $49,033, net proceeds from convertible debt of $36,000, proceeds of $20,000 from related party advances, and proceeds from the sale of common stock of $387,988. During the nine months ended September 30, 2015, we received net proceeds from convertible debt of $100,000, proceeds from the sale of common stock of $334,003, net proceeds from our bank line of credit of $32,520, offset by net payments of related party advances of $(8,800).

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

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had a net loss of $1,388,859 and $341,784 for the nine months ended September 30, 2016 and 2015, respectively. The net cash used in operations were $1,155,203 and $378,559 for nine months ended September 30, 2016 and 2015, respectively. Additionally, we had an accumulated deficit of $2,518,078 at September 30, 2016, and had no revenue for the nine months ended September 30, 2016. Effective September 2, 2015, we entered into the Exchange Agreement which changed the nature of our business and management. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending December 31, 2016. We will seek to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that we will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail or cease operations.

Current and Future Financings

In October 2014, we entered into a $100,000 revolving promissory note (the “Revolving Note”) with Regions Bank (the “Lender”). The unpaid principal balance of the Revolving Note is payable on demand and any unpaid principal and interest is payable due not later than October 27, 2017, is secured by deposits located at the Lender, and bears interest computed at a variable rate of interest which is equal to the Lender’s prime rate plus 1.7% (5.20% at September 30, 2016). We will pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. We may, at any time or from time to time, prepay the Revolving Note in whole or in part without penalty. At September 30, 2016 and December 31, 2015, we had $98,741 and $49,708, respectively, in borrowings outstanding under the Revolving Note with $1,259 and $50,292, respectively, available for borrowing under such note. The weighted average interest rate during the nine months ended September 30, 2016 was approximately 5.20%.

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

The net proceeds under the Purchase Agreement to us will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. We expect that any proceeds received by us from such sales to Lincoln Park under the Purchase Agreement will be used for general corporate purposes and working capital requirements. During the nine months ended September 30, 2016 and the year ended December 31, 2015, we received $76,510 and $95,000 under the Purchase Agreement, respectively.

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

On May 23, 2016, we issued a $40,000 convertible promissory note (the “Convertible Note”) to Crown Bridge Partners, LLC (the “Lender”). The unpaid principal and interest is payable no later than May 22, 2017 and bears interest computed at a rate of interest which is equal to 8.0% per annum. Any amount of principal or interest on the Convertible Note, which is not paid by the maturity date, shall bear interest at the rate of 22% per annum from the due date until paid.

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

During the nine months ended September 30, 2016, pursuant to subscription agreements, the Company issued 102,341 shares of its common stock to investors for cash proceeds of $51,926.

During the three months ended September 30, 2016, pursuant to subscription agreements, the Company issued 1,730,362 shares of its common stock and 865,176 five-year warrants to purchase common shares for $0.30 per common share to investors for cash proceeds of $259,552.

On June 1, 2016, we entered into an agreement (the “Agreement”) with Dawson James Securities, Inc., a FINRA member broker-dealer (“Dawson”), pursuant to which the Company invited Dawson to introduce to the Company, on a fully disclosed and non-exclusive basis, one or more parties that might be interest in participating in an offering (the “Offering”) of the Company’s securities by the Company pursuant to an exemption from the Securities Act.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2016, our disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2016, pursuant to subscription agreements, we issued 33,959 shares of its common stock to investors for cash proceeds of $5,125.

During the three months ended September 30, 2016, pursuant to subscription agreements, we issued 1,730,362 shares of its common stock and 865,176 five-year warrants to purchase common shares for $0.30 per common share to investors for cash proceeds of $259,552.

The above securities were issued in reliance upon the exemptions provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective November 16, 2016, Robert L. Elliott, M.D., resigned as the Company’s Chief Medical Officer and a member of its board of directors for personal reasons. The Company has agreed to pay Dr. Elliott his compensation through December 31, 2016 and to provide him with access to the Company’s U.S. corporate offices through December 31, 2016.

Financing Transaction - General

On November 18, 2016 (the “Original Issue Date”) the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain institutional investors (the “Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Securities Purchase Agreement, the Company agreed to issue upon closing to the Purchasers for an aggregate subscription amount of $300,000: (i) 10% Original Issue Discount Senior Secured Convertible Notes (the “Notes”); and (ii) warrants (the “Warrants”) to purchase 2,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at an exercise price of $0.175 (subject to adjustments under certain conditions as defined in the Warrants). The closing date under the Securities Purchase Agreement is expected to occur no later than November 30, 2016.

The Notes. The aggregate principal amount of the Notes is $300,000 and the Company will receive $270,000 after giving effect to the 10% original issue discount. The Notes bear interest at a rate equal to 10% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the Notes)), have a maturity date of July 21, 2017 and are convertible (principal, and interest) at any time after the issuance date of the Notes into shares of the Company’s Common Stock at a conversion price equal to $0.15 per share (subject to adjustment as provided in the Note), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the Note shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the Common Stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The Notes provide for two amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 120% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 125% of the applicable amortization payment. The Notes may be prepaid at any time until the 180th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the three months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the Notes and accrued and unpaid interest during months four through six following the Original Issue Date. In order to prepay the Notes, the Company shall provide 20 Trading Days prior written notice to the Holder, during which time the Holder may convert the Notes in whole or in part at the Conversion Price.

The Notes contain certain covenants, such as restrictions on the incurrence of indebtedness, creation of liens, payment of restricted payments, redemptions, payment of cash dividends and the transfer of assets. The Notes also contains certain adjustment provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. The conversion price is subject to adjustment if we issue or sell shares of our common stock for a consideration per share less than the conversion price then in effect, or issue options, warrants or other securities convertible or exchange for shares of our common stock at a conversion or exercise price less than the conversion price of the Notes then in effect. If either of these events should occur, the conversion price is reduced to the lowest price at which these securities were issued or are exercisable. We granted the Purchasers certain rights of first refusal on future offerings by us for as long as the Purchasers hold the Notes. In addition, subject to limited exceptions, the Purchasers will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The Purchaser may increase or decrease this ownership limitation to any percentage not exceeding 9.99% upon 61 days prior written notice to us. In addition, we granted the Purchasers certain rights of first refusal on future offerings by us for as long as the Purchasers hold the Notes.

The Warrants. As described above, holders of the Notes received Warrants to purchase up to 2,000,000 shares of Common Stock. The initial exercise price for the Warrants is $0.175 per share, subject to adjustment as described below, and the Warrants are exercisable for five years after the issuance date. The Warrants are exercisable for shares of Common Stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis at any time there is no effective registration statement registering the shares of Common Stock underlying the Warrants. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the Warrants is also subject to full ratchet price adjustment if the Company sells or grants any option to purchase, sell or re-price any Common Stock or Common Stock Equivalents (as defined therein) at an exercise price lower than the then-current exercise price of the Warrant with the exception for certain exempted issuances and subject to certain limitations on the reduction of the exercise price as provided in the Warrants. In the event of a fundamental transaction, as described in the Warrants and generally including any reorganization, recapitalization or reclassification of the Common Stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the outstanding Common Stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the outstanding Common Stock, the holders of the Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Warrants immediately prior to such fundamental transaction; provided that upon the occurrence of certain fundamental transactions, the holder can require the Company to purchase the Warrant for cash at a price equal to the higher of the Black Scholes Value of the unexercised portion of the Warrant or difference between the cash per share paid in the fundamental transaction and the exercise price per share. The holder of Warrants will not have the right to exercise any portion of the Warrant if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants. The foregoing description is qualified in its entirety by reference to the full text of the form of Warrant filed as Exhibit 10.4 hereto and is incorporated by reference into this Item 1.01.

Ancilliary Agreements. In connection with the Company’s obligations under the Notes, the Company and its subsidiary, OncBioMune, Inc. (the “Subsidiaries”) entered into a Security Agreement, Pledge Agreement and Subsidiary Guaranty with Calvary Fund I LP, as agent, pursuant to which the Company and the Subsidiary granted a lien on all assets of the Company and the Subsidiary (the “Collateral”) excluding permitted indebtedness, for the benefit of the Purchasers, to secure the Company’s obligations under the Notes. Upon an Event of Default (as defined in the Notes), the Purchaser may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

Additional Purchaser Rights and Company Obligations

The Securities Purchase Agreement includes additional purchaser rights and Company obligations including obligations on the Company to reimburse the Purchasers $15,000 for legal fees and expenses, satisfy the current public information requirements under SEC Rule 144(c), obligations on the Company with respect to the use of proceeds from the sale of securities and Purchaser rights to participate in future Company financings. Reference should be made to the full text of the Securities Purchase Agreement filed as Exhibit 10.2 hereto, which is incorporated by reference into this Item 5.

The issuance of the Common Stock is exempt from the registration requirements from the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof. The Company has not engaged in general solicitation or advertising with regard to the issuance and sale of the Note and the Warrants and has not offered securities to the public in connection with such issuance and sale.

The foregoing description of the terms of the Securities Purchase Agreement, the Notes, the Security Agreement, the Warrant, the Pledge Agreement, and the Subsidiary Guaranty, do not purport to be complete and are qualified in their entirety by reference to the provisions of such agreements, the forms of which are filed as exhibits 10.2, 10.3, 10.4, 10.5, 10.6 and 10.7 to this Current Report on Form 8-K.

Note Payoff

            On November 22, 2016, the Company will pay $62,000 as payment in full for the Convertible Promissory Note in the original principal amount of $40,000 issued to Crown Bridge Partners, LLC on May 23, 2016.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Shareholders Agreement among OncBioMune Pharmaceuticals, Inc., Vitel Laboratorios, S.A. de C.V., and Oncbiomune México, S.A. De C.V. dated August 19, 2016 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on August 25, 2016).

10.2*	Securities Purchase Agreement

10.3*	Form of Note

10.4*	Form of Warrant

10.5*	Form of Security Agreement

10.6*	Form of Pledge Agreement

10.7*	Form of Subsidiary Guaranty

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCBIOMUNE PHARMACEUTICALS, INC.

Dated: November 21, 2016	By:	/s/ Jonathan F. Head, PhD
Jonathan F. Head, PhD
Chief Executive Officer (principal executive officer)

Dated: November 21, 2016	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk
Chief Financial Officer and President (principal financial officer and principal accounting officer)

