Form 10-K
period 2016-12-31
OncBioMune Pharmaceuticals, Inc
filed 2017-04-17
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $5,147,221 as of June 30, 2016.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:131,668,995 shares of common stock are issued and outstanding as of April 13, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A – “Risk Factors” of this report.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

●	“OncBioMune Pharmaceuticals”, “we”, “us” or “our” refers to OncBioMune Pharmaceuticals, Inc., a Nevada corporation, and/or its subsidiaries as the context may require;

●	“Vitel Laboratorios”, refers to Vitel Laboratorios, S.A. de C.V., a Mexican variable stock corporation, and a wholly owned subsidiary of OncBioMune Pharmaceuticals effective as of March 10, 2017;

●	“Oncbiomune México” refers to Oncbiomune México, S.A. De C.V., a Mexican company and a 50% owned subsidiary of OncBioMune Pharmaceuticals and 50% owned subsidiary of Vitel Laboratorios; and

●	Oncbiomune” refers to Oncbiomune, Inc., a Louisiana corporation and a wholly-owned subsidiary of OncBioMune Pharmaceuticals.

PART I

ITEM 1. BUSINESS

Business Overview

We are a clinical-stage biopharmaceutical company engaged in the development of novel cancer immunotherapy products, with a proprietary vaccine technology that is designed to stimulate the immune system to attack its own cancer while not hurting the patient. We are also developing and commercializing specialty drugs in Mexico and other Latin American countries following our March 10, 2017 acquisition of Vitel Laboratorios discussed below.

Strategy

We seek to create a portfolio of product candidates that may be developed as therapeutics for our own proprietary programs or for development by potential collaborative partners. We recognize that the product development process is subject to both high costs and a high risk of failure. We believe that identifying a variety of product candidates and working in conjunction with other pharmaceutical partners may minimize the risk of failure, fill the product pipeline gap at major pharmaceutical companies, and ultimately increase the likelihood of advancing clinical development and potential commercialization of the product candidates.

The key elements to our business and scientific strategy are to:

●	develop and commercialize ProscaVax as well as the other technologies that come from our vaccine platform in the United States, Mexico and Latin America as cancer treatments where we believe a company our size can successfully compete;

●	Develop and commercialize a diverse portfolio of licensed and acquired drugs that address a focused brand of therapeutic indications or that represent significant market opportunities;

●	Develop and commercialize drugs globally through joint ventures;

●	Develop and commercialize our targeted therapies globally;

●	Develop our drug candidates by establishing strategic collaborations with pharmaceutical and biotechnology companies to further develop and market our product candidates; and

●	Establish infrastructure and capabilities to support the future commercialization of our products. Our management team has extensive experience developing and/or commercializing pharmaceutical products and as our product candidates advance, we intend to add the appropriate additional regulatory and commercial expertise to maximize the potential for successful product launches and franchise management. In certain instances, we will seek partners to maximize the commercial potential of our product candidates, develop drug candidates and establish strategic collaborations with pharmaceutical and biotechnology companies to further develop and market our product candidates.

OncBioMune

ProscaVax Update. Our lead product, ProscaVax™ is scheduled to commence a Phase 2 clinical study in 2017. Since the beginning of 2016, we have experienced the following significant business events.

Company has developed a mouse model to test a whole cell mouse mammary cancer vaccine. Laboratory research conducted by OncBioMune demonstrated that when mice are vaccinated either subcutaneously or intraperitoneally with a series of whole cell preparations of mouse mammary carcinoma cells combined with granulocyte-macrophage colony-stimulating factor (GM-CSF) and Interleukin-2 (IL-2) and then transplanted with the same tumor cells, the growth of the cancerous tumor is significantly inhibited. Also, the adjuvants alone (GM-CSF and IL-2) either injected subcutaneously or intraperitoneally do not inhibit growth of the tumor.

This preclinical finding further supports the efficacy of the Company’s proprietary therapeutic cancer vaccine platform. OncBioMune’s prostate cancer vaccine, ProscaVax, which is built upon the same platform, is currently being evaluated in a Phase 1 clinical trial in PSA recurrent prostate cancer in both hormone-naïve and hormone-independent patients in the United States. A Phase 2/3 clinical trial of prostate cancer patients with biochemical progression is expected to commence in Mexico during the current quarter, followed by a Phase 2 clinical trial of prostate cancer patients in active surveillance in the United States.

Dr. Jonathan Head, our Chief Executive Officer noted that development of this mouse model will allow future studies to investigate the possible use of allogeneic mammary cell lines in a whole cell vaccine with IL-2 and GM-CSF as adjuvants. This early research is important in our efforts to expand into additional indications for our platform. Our intent is to continue studies of our technology that we believe could lead to an off-the-shelf breast cancer therapeutic vaccine and possible preventative vaccine for high-risk breast cancer patients.

The latest information from the Phase 1 clinical trial evaluating our novel cancer vaccine, ProscaVax, in PSA (Prostate Specific Antigen) recurrent prostate cancer in both hormone-naïve and hormone-independent patients. The trial is being hosted at the University of California San Diego Moores Cancer Center and Veterans Hospital in La Jolla, California under the U.S. Food and Drug Administration’s Investigational New Drug (IND) program with funding from the U.S. Navy Cancer Vaccine Program.

To date, 18 patients have been enrolled in the Phase 1a trial. A strong safety profile has been established for ProscaVax. No serious adverse events (all adverse events due to vaccine are Grade 1 with no Grade 2, 3 or 4 due to vaccine) have been reported in the trial, further validating prior research in hundreds of patients showing minimal toxicity of the Company’s vaccine technology.

Additional preliminary data from the trial shows ProscaVax to provide a meaningful clinical benefit to prostate cancer patients. These data include:

●	15 of 20 patients in the Phase 1a portion of the trial have received at least one vaccine injection and 14 patients have received all 6 vaccines

●	None of the 15 patients who have had at least one vaccine have had a dose limiting adverse event (DLAE)

●	None of the 14 patients who have received all 6 vaccines in the Phase 1a have had a DLAE

●	11 of 13 patients (85%) at 31 weeks post first vaccine have had an increased immune response to PSA as determined with a LBA

●	9 of 14 patients (64%) have had an increase in their PSA doubling time (slowed progression)

●	Four of the 14 patients who have received all 6 vaccines have experienced disease progression (one radiological, three PSA)

The trial was originally designed as a Phase 1a/1b study with 20 patients to be enrolled in the Phase 1a portion and 28 in the Phase 1b. As previously disclosed, based upon encouraging preliminary data, we are foregoing the Phase 1b portion of the trial and advancing into a larger Phase 2/3 trial of ProscaVax that was initiated through a Joint Venture with Vitel Laboratorios in Mexico. The Phase 2/3 Trial in Mexico will be similar in design to the UCSD/VA Trial in La Jolla and will evaluate ProscaVax in PSA recurrent prostate cancer in hormone-naïve and hormone-independent patients. This trial is scheduled to begin in the second quarter of 2017

Separately, we are working to initiate a Phase 2 trial of ProscaVax in early-stage prostate cancer patients in the “active surveillance” stage of disease at Harvard’s Beth Israel Deaconess Medical Center with additional patients from Harvard-affiliated Hospitals and Research Institutes.

We now have more data from the Phase 1 trial with a median follow up of 30 months, showing that ProscaVax has provided a safe, significant benefit to these late-stage prostate cancer patients with respect to increased immune response to PSA and increased PSA doubling time. Given that there is ample data demonstrating the safety of ProscaVax with additional data supporting its therapeutic benefit, we are moving into Phase 2 and 2/3 trials, where we believe that enrollment will progress at a quicker pace. As often happens, a Phase 1 trial moves a little more slowly than expected, but the data is very compelling and leaves us excited about moving forward with mid-stage studies.

Clinical Trials. Progress continues as 18 patients are now currently enrolled in the Phase 1a trial, 15 of whom have received at least one vaccine, 14 of whom have received all mandated vaccines. None of the patients that have received the vaccine on any level have experienced a dose limiting adverse event.

Based on the positive preliminary data, we have commenced with a significantly larger Phase 2/3 trial of ProscaVax that was initiated by our subsidiary Oncbiomune México in conjunction with our joint venture with Vitel Laboratorios S.A. de C.V. in Mexico. We acquired Vitel Laboratorios in the first quarter of 2017.

Additionally, our contract research organization partner, Theradex Oncology, is currently reviewing the protocol for its trial of ProscaVax in early-stage prostate cancer patients in the “active surveillance” stage of disease to be initiated at Harvard-affiliated Hospitals and Research Institutes.

With a strong safety profile now established for ProscaVax with no serious adverse events reported, we believe we have further validated prior research in hundreds of patients showing minimal toxicity of our vaccine technology. We believe that the additional clinical trials will further support the previously reported efficacy of ProscaVax in both early and late stage prostate cancer.

Vitel Operations

On March 10, 2017, we completed the acquisition of Vitel Laboratorios (the “Vitel Acquisition”). The Vitel Acquisition is expected to transform OncBioMune into a revenue-generating international pharmaceutical company with a more diverse product line with a particularly deep reach throughout Mexico, Central and Latin America, and relationships across Europe and Asia. The Vitel Acquisition includes the acquisition of two drugs it licenses and sells in Mexico, Bekunis® for constipation and Cirkused® for stress. Approved for sale in the fourth quarter of 2016, the two over-the-counter products have generated significant sales that have exceeded Vitel’s early projections. Vitel has a total of seven other products that are either already in the registration stage or planned for launch later in 2017.

By acquiring Vitel, we indirectly acquired Vitel’s 50% ownership interest in Oncbiomune México, an entity in which we acquired a 50% interest when we jointly launched this company with Vitel in August 2016. Oncbiomune Mexico was launched for the purposes of developing and commercializing our PROSCAVAX vaccine technology and cancer technologies in México, Central and Latin America (“MALA”) for the treatment of prostate, ovarian and various other types of cancer and includes a portfolio of owned products and licenses with OncBioMune.

Vitel has license agreements covering the Mexican market with Roha Arnzemittel, GmbH (“Roha”) for Bekunis® (for constipation) and Cirkused® (for stress), as well as licensing rights to the remainder of Roha’s pipeline at Vitel’s discretion.

Vitel also has Mexican territorial rights through licensing agreements with; Kamada for KamRab® (for rabies), KamRho® (an Rh immunization) and Glassia® (for Anti-D deficiency); Aqvida for Imatinib (for cancer), and other oncology products; QPharma for Androferti (a male fertility drug) and is currently developing two innovative orphan drugs through their own research and development

For Mexico, Central and Latin America, Vitel has relationships that are expected to forge development and commercialization of several products, including, Gem Pharmaceuticals for GPX-150 (for sarcoma); EOC Pharma for Telatinib (for first line oral gastric cancer treatment); and Rational Vaccines for the first and only herpes Vaccine technology for the treatment of HSV-2 and HSV-1.

In addition to its product pipeline and relationships, Vitel’s network channel partners cover a wide range of drug development and marketing. A sampling of relationships includes, CID Information Systems (marketing intelligence), Grupo Nichos (pharmaceutical salesforce, demand generation), CeroGrados (pharmaceutical warehousing, and old chain), CRO’s authorized by the Federal Commission for the Protection from Sanitary Risks (“COFEPRIS”) in Mexico and Regulatory Affairs parties that are authorized by the COFEPRIS for dossier build up and pre-inspection.

In addition to the assets we acquired through the Vitel Acquisition, our current product portfolio consists of three target therapies and a vaccine platform that allows us to create a therapeutic vaccine for any solid tumor cancer. The vaccine platform has treated over 300 patients. We are in the planning stage of a Phase 2 clinical trial of our lead product, ProscaVax®. The trial will be under the direction of Glenn Bubley, MD and the lead site will be Harvard’s Beth Israel Deaconess Medical Center, with additional other hospitals in the Harvard Health System. We anticipate that the trial will expand the results that we found in our Phase 1 clinical trial in a different patient population. We also hope to develop our other proprietary technologies, such as the paclitaxel-albumin conjugate with regard to which we plan to file an orphan drug indication within the next two years.

Intellectual Property

As a matter of regular course, we have obtained, and intend to actively seek to obtain, when appropriate, protection for our current and prospective products and proprietary technology by means of United States and foreign patents, trademarks, and applications for each of the foregoing. In addition, we rely upon trade secrets and contractual agreements to protect certain of our proprietary technology and products. ProscaVax is a novel biologic, and it is difficult to predict how competition could develop and accordingly which aspects of our related intellectual property may prove the most significant in the future. We currently have a patent application relating to protein therapeutic cancer vaccines and a provisional patent application relating to taxane- and taxoid-protein compositions. Both United States patent applications expire in 2031. In addition, we had a patent that expired in 2014 relating to vaccination of cancer patients using tumor-associated antigens mixed with interleukin-2 and granulocyte-macrophage colony stimulating factor.

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

Mexico

In Mexico where we conduct clinical trials and sell our products, we are subject to the laws and regulatory authorities of the Federal Commission for the Protection from Sanitary Risks (“COFEPRIS”)

European Regulatory Authorities for Reimbursement

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

Employees

As of March 30, 2017, we had 5 full time employees. None of our employees are represented by a union.

Our Corporate History and Recent Developments

Historical Businesses

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

On March 7, 2017, the Company filed a certificate of designation, preferences and rights of Series B preferred stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to designate 7,892,000 shares of its previously authorized preferred stock as Series B preferred stock, par value $0.0001 per share and a stated value of $0.0001 per share. The Certificate of Designation and its filing was approved by the Company’s board of directors without shareholder approval as provided for in the Company’s articles of incorporation and under Nevada law.

The holders of shares of Series B preferred stock are entitled to dividends or distributions share for share with the holders of the Common Stock, if, as and when declared from time to time by the Board of Directors. The holders of shares of Series B preferred stock have the following voting rights:

●	Each share of Series B preferred stock entitles the holder to 100 votes on all matters submitted to a vote of the Company’s stockholders.

●	Except as otherwise provided in the Certificate of Designation, the holders of Series B preferred stock, the holders of Company common stock and the holders of shares of any other Company capital stock having general voting rights and shall vote together as one class on all matters submitted to a vote of the Company’s stockholders; and

●	Commencing at any time after the date of issuance of any shares of the Series B Preferred Stock (the “Issuance Date”) and upon the earliest of the occurrence of (i) a holder of the Series B Preferred Stock owning, directly or indirectly as a beneficiary or otherwise, shares of Common Stock which are less than 5.0% of the total outstanding shares of Common Stock, (ii) the date a holder of the Series B Preferred Stock is no longer an employee of the Company or any of its subsidiaries or (iii) five years after the Issuance Date, the Company shall have the right to redeem all of the then outstanding Series B Preferred Stock held by such holder at a price equal to the Stated Value (the “Redemption Price”). The Series B Preferred Stock which is redeemed as provided for in the Certificate of Designations shall be returned to the Company (and, if not so returned, shall automatically be deemed canceled). The Redemption Price shall be mailed to such holder at the holder’s address of record, and the Series B Preferred Stock owned by such holder shall be canceled.

Acquisition of OncBioMune, Inc.

Effective as of September 2, 2015, we closed the exchange (the “Exchange”) pursuant to that certain share exchange agreement dated as of June 22, 2015, as amended, among OncBioMune, the OncBioMune stockholders and us (the “Exchange Agreement”). On September 2, 2015, pursuant to the terms of the Exchange Agreement, we issued an aggregate of 47,000,000 shares of our common stock (representing approximately 91.3% of our then-outstanding common stock) and 1,000,000 shares of our Series A preferred stock (representing 100% of our outstanding Series A preferred shares) in exchange for 47,000,000 shares of OncBioMune’s common stock. As a result, the OncBioMune stockholders became our stockholders and OncBioMune became our wholly-owned subsidiary.

In connection with our corporate name change to OncBioMune Pharmaceuticals, Inc., the trading symbol for our common stock was changed from “QUNI” to “OBMP.” Also, effective as of September 2, 2015, we changed our fiscal year end from February 28 to December 31.

Shareholders Agreement with Vitel Laboratorios, S.A. de C.V.

On August 19, 2016, we entered into a Shareholders Agreement (the “Shareholders Agreement”) with Vitel Laboratorios related to their ownership of Oncbiomune México. Oncbiomune Mexico was launched for the purposes of developing and commercializing our PROSCAVAX vaccine technology and cancer technologies in México, Central and Latin America (“MALA”) for the treatment of prostate, ovarian and various other types of cancer. Vitel Laboratorios is an unrelated third party. Oncbiomune Mexico is authorized to issue 10,000 shares of Common Stock, of which 5,000 shares have been subscribed for and issued to us and 5,000 shares have been subscribed for and issued to Vitel Laboratorios.

Under the terms of the Shareholders Agreement, we have agreed to assign to Oncbiomune Mexico and its affiliates limited patent and intellectual property rights and trademarks related to our OVCAVAX, PROSCAVAX vaccine technology and cancer technologies and future developments related to these technologies. These rights will permit Oncbiomune Mexico to use and develop these technologies in MALA.

Oncbiomune Mexico will be managed by a four person board of directors that includes Jonathan F. Head, Ph. D. who will be Chairman of the Board of Directors, Manuel Cosme Odabachian, Andrew (Al) Kucharchuck, and Carlos F. Alaman Volnie. Under the terms of the Shareholder Agreement, Dr. Head and Mr. Kucharchuck were appointed by us and Messrs. Odabachian and Alaman-Volnie were appointed by Vitel Laboratorios.

This Agreement became effective as of August 19, 2016 and, except as otherwise set forth herein, will continue in effect thereafter until terminated upon the mutual consent of all of the Parties hereto.

Acquisition of Vitel Laboratorios

On March 10, 2017, we completed the acquisition of 100% of the issued and outstanding capital stock of Vitel Laboratorios from its shareholders Manuel Cosme Odabachian and Carlos Fernando Alaman Volnie (collectively, the “Vitel Stockholders”) on March 10, 2017 (the “Closing Date”) pursuant to the terms and conditions of a Contribution Agreement to the Property of Trust F/2868 entered into among we and the Vitel Stockholders on the Closing Date (the “Contribution Agreement”). Pursuant to the terms of the Contribution Agreement we issued 61,158,013 shares of our unregistered common stock, par value $0.0001 per share (the “Common Stock”) and 5,000,000 shares of Series B preferred stock (the “Series B Preferred”) to Banco Actinver, S.A., in its capacity as Trustee (the “Trustee”) of the Irrevocable Management Trust Agreement Trust No. 2868 (the “Trust Agreement”) for the benefit of the Vitel Stockholders in exchange for 100% of the issued and outstanding capital stock of Vitel Laboratorios (the “Vitel Shares”). The Common Stock and Series B Preferred will be held by Trustee for the benefit of the Vitel Stockholders as provided for in the Trust Agreement and 98% of the Vitel Shares will be held by the Trustee for the benefit of our company as provided for in the Trust Agreement and 2% of the Vitel Shares will be transferred to OBMP. Vitel Laboratorios became a wholly owned subsidiary of our company as of the Closing Date. In addition, we agreed to issue 2,892,000 shares of Series B Preferred to Jonathan F. Head, Ph. D, our Chief Executive Officer and a member of the Board of Directors of our company as provided for in the Contribution Agreement.

To induce the Vitel Stockholders to enter into the Contribution Agreement and as a condition to close the transactions set forth in that agreement, we, the Vitel Stockholders, Dr. Head and Andrew A. Kucharchuk, our President, Chief Financial Officer and a Director also entered into the following agreements as of the Closing Date or perform the following actions (i) a Stockholder’s Agreement among we, Dr. Head, Mr. Kucharchuk, Mr. Cosme and Mr. Alaman dated as of the Closing Date (the “Stockholders’ Agreement”); (ii) the Trust Agreement; (iii) we, Vitel Laboratorios and the Vitel Stockholders entered into employment agreements with Messrs. Cosme and Alaman; (iv) we and Dr. Head and Mr. Kucharchuk entered into amendments to their respective employment agreements with, and stock option awards to, Dr. Head and Mr. Kucharchuk; (v) we, Dr. Head, Mr. Kucharchuk and the Vitel Stockholders agreed to consent to an amendment to our Articles of Incorporation and bylaws substantially in the form of the documents attached to the Stockholders’ Agreement as Exhibit E; (vi) to elect Mr. Cosme, Mr. Alaman, Dr. Head and Mr. Kucharchuk as directors of Vitel Laboratorios and such directors to elect Mr. Cosme, Mr. Alaman, Dr. Head and Mr. Kucharchuk as officers of Vitel Laboratorios; and Vitel Asesores, S.C. agreed to change its name to a name not containing the word “Vitel”.

In addition, Mr. Cosme and Mr. Alaman agreed to forgive all stockholder loans and related party debt to Vitel Laboratorios and its shareholders and their Affiliates; Vitel Laboratorios will have an amount of working capital of $10,000.00 (ten thousand Dollars 00/100) as of the Closing Date; each of Vitel Laboratorios and OBMP shall have a total indebtedness in their balance sheet as of the date hereof in an amount of no greater than $450,000.00 (four hundred and fifty thousand Dollars 00/100) as set forth in the schedules of assets and liabilities of Vitel Laboratorios and the financial statements of OBMP, attached as Schedule 3.1(k) and Schedule 3.2(l), respectively to the Contribution Agreement; and Vitel Asesores, S.C. transferred all intellectual property in its name to Vitel.

The Stockholders Agreement

The following is a summary of Stockholders Agreement.

Establishment of Trust; Trust Contribution. Mr. Cosme, Mr. Alaman and our company agreed to establish a trust pursuant to the Trust Agreement described below. Mr. Cosme and Mr. Alaman each contributed, assigned and transferred to us ownership of, and title over, one share of the capital stock of Vitel Laboratorios (the “Vitel Shares”) and Mr. Cosme and Mr. Alaman contributed, assigned and transferred to the Trustee (as defined in the Trust Agreement”) ownership of, and title over, the remaining 98 Vitel Shares for the benefit of our company pursuant to the terms and conditions of the Trust Agreement. The Company shall contribute, assign and transfer to the Trustee ownership of, and title over, 61,258,013 newly-issued shares of Common Stock and 2,107,681 newly-issued shares of Series B Preferred Stock with 100 votes per share (collectively, the “OBM Shares”), for the benefit of Mr. Cosme and Mr. Alaman pursuant to the terms and conditions of the Trust Agreement. Each of Mr. Cosme and Mr. Alaman understands and agrees that the OBM Shares held by the Trust have not been and will not be registered under the Securities Act of 1933, as amended, (“Securities Act”) and are restricted securities under the Securities Act and the rules and regulations promulgated thereunder and are subject to the restrictions on transfer contained in Article 4 of the Shareholders’ Agreement.

Corporate Rights. The corporate rights resulting from the Vitel Shares contributed to the Trust will be exercised by the Trustee pursuant to the written instructions it receives from we. For such purposes, and pursuant to the bylaws of Vitel Laboratorios, we shall have the authority to instruct the Trustee regarding exercising any corporate rights it may be entitled to in its capacity as the majority Vitel Laboratorios shareholder.

Composition of the Board of Directors. The Stockholders’ Agreement permits the Vitel Stockholders to appoint one member to the Board of Directors, one designated by Dr. Head and Mr. Kucharchuk (the “Management Designee”), and two (2) independent directors shall be designated jointly by Dr. Head and Mr. Kucharchuk (the “Management Stockholders”) on the one hand, and the Vitel Stockholders, on the other, and the Management Stockholders or the Management Designee and the Vitel Stockholders or the Vitel Designee shall jointly appoint, as soon as practicable, an independent fifth member of the Board of Directors. Mr. Cosme shall be the initial designee of the Vitel Stockholders to the Board of Directors (the “Vitel Designee”), Dr. Head shall be the initial designee of the Management Stockholders (the “Management Designee”), and Charles L. Rice, Jr. and Daniel S. Hoverman shall be the initial independent designees jointly appointed by the Management Stockholders and the Vitel Stockholders (hereinafter all members of the Board of Directors which are not the Vitel Designee or the Management Designee, the “Independent Designees”).

Board of Directors Resolutions. The Stockholders’ Agreement requires the Board of Directors to adopt any and all resolutions with a vote from a majority of its members, provided that for any “Major Decision” as defined in the Stockholders’ Agreement, either the Vitel Designee or the Management Designee shall vote in favor of adopting the corresponding resolution. In the event of a deadlock amongst the members of the Vitel Board of Directors, the Board of Directors shall cast the deciding vote to resolve the deadlock amongst the board members of Vitel Laboratorios with a vote from a majority of its members.

Charter or Bylaw Provisions. Each stockholder of our company who is a party to the Stockholders’ Agreement (each, a “Stockholder”) agrees to vote all of its Company Securities (as defined in the Shareholders Agreement) that are entitled to vote or execute proxies or written consents, as the case may be, and to take all other actions necessary, to ensure that our Articles of Incorporation and Bylaws (a) facilitate, and do not at any time conflict with, any provision of the Stockholders’ Agreement and (b) permit each Stockholder to receive the benefits to which each such Stockholder is entitled under the Stockholders’ Agreement. In addition, on the date of the Stockholders’ Agreement, the Vitel Stockholders and Management Stockholders agreed to sign, or direct the Trustee to sign, the written consents necessary to amend our Articles of Incorporation and Bylaws, substantially in the form of the documents attached to the Stockholders’ Agreement as Exhibit E.

Restrictions on Transfer. Generally, the Stockholders may note at any time, except as discussed below, transfer their respective Company Securities (x) to any of their Affiliates, their spouse, children, grandchildren, parents, sisters, brothers, nieces, nephews or any other relative within the second degree of kindred or a trust or other entity under a Stockholder’s control (the “Permitted Transferees”), or (y) with the prior consent of the other Stockholders which are also a party hereto, or (z) as otherwise permitted under the Stockholders’ Agreement (each, a “Permitted Transfer”), in the understanding that (1) each Management Stockholder will be considered a Permitted Transferee with respect to each other and each Vitel Stockholder will be considered a Permitted Transferee with respect to each other, (2) transfers by the Stockholders that are a party hereto resulting from their death shall be considered a Permitted Transfer, and (3) any Stockholder that is a party hereto may act individually in regards to the rights provided for in the Stockholders’ Agreement.

Right of First Refusal. In the event a Stockholder that is a party to the Stockholders’ Agreement wishes to transfer its Company Securities (other than a transfer which is part of an acquisition or strategic transaction approved by the directors of our company as a Major Decision), the other non-transferring Stockholders that are also a party to the Stockholders’ Agreement shall have the irrevocable right of first refusal to purchase that shares of the selling shareholder.

Right of Co-Sale (Tag Along). In the event that any stockholder who is a party to the Stockholders’ Agreement or group of such stockholders intends to accept an offer (either solicited or unsolicited) from any third party to acquire or otherwise transfer Company Securities (as defined in the Stockholders’ Agreement), representing at least 20% (twenty per cent) of the outstanding Company Securities, on a fully diluted basis, the selling stockholder shall give an offer notice in writing to the other stockholders of our company who are a party to the Stockholders’ Agreement, with a copy to us, containing the terms and conditions of such offer received from the interested third party. Each such stockholder shall have the right to participate in such offer by selling the pro rata proportion of its Company Securities pursuant to such offer to acquire or otherwise Transfer Company Securities (as defined in the Stockholders’ Agreement).

Drag Along. In the event a stockholder who is a party to the Stockholders’ Agreement or group of such stockholders representing at least 32% (thirty two per cent) of the outstanding Company Securities, on a fully diluted basis, intends to accept an offer from any third party to acquire or otherwise Transfer Company Securities, representing at least 50% (fifty per cent) of the outstanding Company Securities, on a fully diluted basis, and the transaction is approved by the Board of Directors as a Major Decision, then each such stockholder shall be obligated to sell its Company Securities pursuant to the offer to purchase. In case the drag along provision included herein is enforced, all the stockholders participating in such sale shall receive the same terms and conditions of sale based on their respective holdings of Company Securities and shall otherwise be treated equally based on such ownership interest.

Termination. The Stockholders’ Agreement terminates upon the earlier of the following: (i) three (3) years as of the Closing Date; (ii) in connection with any Shareholder, whenever such Shareholder directly or indirectly owns less than 5% (five per cent) of the fully diluted shares of our company; or (iii) upon the consummation of a Liquidation Event (as defined in the Stockholders’ Agreement).

The Trust Agreement

Establishment of Trust; Trust Contribution. Effective as of March 10, 2017, Mr. Cosme, Mr. Alaman and our company entered into the Irrevocable Management Trust Agreement Number F/2868 between Mr. Cosme, Mr. Alaman (collectively, “Beneficiary A”), we (“Beneficiary B”) and the Trustee (the “Trust Agreement”) for the purpose of establishing a trust to hold the OBM Shares and 98 shares of Vitel Laboratorios’s capital stock which were transferred to Trustee pursuant to the Trust Agreement, in addition to other property the beneficiaries may elect to contribute to the trust. Beneficiary A and Beneficiary B are collectively referred to as the “Beneficiaries”.

Authorities of the Trustee. The Trustee shall have all authorities and powers of attorney required to comply with the Trust Purposes, pursuant to the terms of Article 391 of the Mexican General Law of Negotiable Instruments and Credit Transactions (Ley General de Títulos y Operaciones de Crédito), as amended, or supplemented from time to time (the “LGTOC”); provided that the Trustee shall act at all times pursuant to the instructions of the Beneficiaries.

Property Rights - Vitel Shares. The property rights resulting from the Vitel Shares contributed to the Trust Property (as defined in the Trust Agreement) shall be exercised by the Trustee exclusively for the benefit, and in terms of, the written instructions it receives from Beneficiary B. Beneficiary B shall receive the amounts corresponding to dividends, equity reimbursements, or for any other concept that Vitel Laboratorios distributes to its shareholders (the “Vitel Distributions”).

Property Rights - OBM Shares. The property rights resulting from the OBM Shares contributed to the Trust Property shall be exercised by the Trustee exclusively for the benefit, and in terms of, the written instructions it receives from Beneficiary A. Beneficiary A shall receive the amounts corresponding to dividends, equity reimbursements, or for any other concept that OBM distributes to its shareholders (the “OBM Distributions”).

Corporate Rights - Vitel Shares. The corporate rights resulting from the Vitel Shares shall be exercised by the Trustee pursuant to the written instructions it receives from Beneficiary B. For such purposes, and pursuant to the bylaws of Vitel Laboratorios, Beneficiary B shall have the authority to instruct the Trustee regarding exercising any corporate rights it may be entitled to in its capacity as the majority Vitel Laboratorios shareholder, including, but not limited to, calling shareholder meetings, voting the Vitel Shares pursuant to the instructions given by Beneficiary B, executing unanimous written consents in lieu of a meeting, adopting resolutions agreeing to pay the Vitel Distributions and, in general, resolve any and all matters associated with Vitel Laboratorios, and exercising any other right it may be entitled to in its capacity as the majority Vitel Laboratorios shareholder, pursuant to the provisions of this Agreement, the Vitel Laboratorios bylaws, and Applicable Law.

Corporate Rights - OBM Shares. The corporate rights resulting from the OBM Shares shall be exercised by the Trustee pursuant to the written instructions it receives from Beneficiary A. For such purposes, and pursuant to the bylaws of OBM, Beneficiary A shall have the authority to instruct the Trustee regarding exercising any corporate rights it may be entitled to in its capacity as an OBM shareholder, including, but not limited to, calling special shareholder meetings, voting the OBM Shares pursuant to the instructions given by the Beneficiary A, executing unanimous written consents in lieu of a meeting, adopting resolutions agreeing to pay the OBM Distributions and, in general, resolve any and all matters associated with OBM, and exercising any other right it may be entitled to in its capacity as an OBM shareholder, pursuant to the provisions of this Agreement, the OBM bylaws, the Shareholders Agreement, United States of America Securities Law and applicable law.

Transfer of Beneficiary Rights. Transfer of the rights of the Beneficiaries are restricted in certain circumstances as provided for in Clause IV of the Trust Agreement (other than certain Permitted Transfers), including a right for first refusal if all of our securities are deregistered with the Securities and Exchange Commission.

Tax Obligations. The Beneficiaries shall pay, as applicable, and without limitation, all taxes of any kind, contributions, and other tax liabilities that may be payable, imposed, or assessed in connection with executing the Trust Agreement, and the distributions received pursuant hereto (jointly, “Taxes”), and the Trustee shall not be liable in connection with the foregoing.

Termination. The Trust Agreement shall remain in full force and effect until the terms and conditions applicable to the Trust Property have been complied and performed in their entirety, and until this has been confirmed in writing, jointly by the Beneficiaries, except that this Trust may be terminated when: (a) ownership of and title over the Trust Property are transferred pursuant to the Trust Purposes; or (b) any of the circumstances set forth in article 392 (three hundred ninety-two) of the LGTOC (except for the provisions of section VI (six) of such article 392 (three hundred ninety-two)) occurs.

In the event that the Beneficiaries jointly instruct it in writing and it is permitted by the Shareholders Agreement, the Trustee shall return ownership of and title over the Trust Property to the respective Beneficiaries, and these shall be required to receive it. The parties agree to execute any documents required to comply with the terms of this Clause, including those that the Trustee requires.

Maximum Term. The initial term of the Trust Agreement will be 5 (five) years counted from its execution, and upon its expiration such term will subsequently be automatically extended for 1 (one) additional 2 (two) year term, unless the Beneficiaries jointly give notice in writing to the Trustee of their desire to terminate the present Agreement within 90 (ninety) calendar days in advance of the corresponding expiration date, in the understanding that this Agreement may not exceed in any event the term set forth in subsection III of article 394 of the LGTOC.

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

Risks Relating to Our Financial Position and Operations

We just completed an acquisition and have no way to predict its outcome.

On March 10, 2017, we completed the acquisition of 100% of the issued and outstanding capital stock of Vitel Laboratorios. The acquisition resulted in a change of control of the company such that our shareholders prior to the acquisition who held a controlling vote are no longer in control due to the issuance of the Series B Preferred Stock and the planned amendment to our articles of incorporation and bylaws as provided for in the Shareholders Agreement we entered into with the two controlling shareholders as part of the Vitel Acquisition. This acquisition creates many risks for the Company and its shareholders. First, Vitel Laboratorios is located in Mexico. In order to integrate Vitel Laboratorios into our company, it is likely that the executive officers will have to fly between our principle executive offices in Louisiana and Mexico. This will increase our traveling expenses. Also, management will need to focus on the integration of the two companies, which will take away from the time that management will spend on topics such as FDA and COFEPRIS approval and commercialization. Lastly, there is a risk that the combination will not work and our company or the Vitel Laboratorios shareholders will commence litigation, again increasing costs and taking away from the time spent on more positive ventures. Any of these events may have a material adverse effect on the business, operations, or finances of the Company.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We had had net loss of $2,013,632 and $990,396 for the years ended December 31, 2016 and 2015, respectively. The net cash used in operations were $1,544,003 and $851,841 for the years ended December 31, 2016 and 2015, respectively. Additionally, the Company had an accumulated deficit of $3,142,851 and $1,129,219, at December 31, 2016 and 2015, respectively, had a stockholders’ deficit of $826,633 at December 31, 2016, had a working capital deficit of $842,637 at December 31, 2016, and had no revenues for the years ended December 31, 2016 and 2015. These conditions, among others, raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to the Report of Independent Registered Public Accounting Firm in our consolidated financial statements for the year ended December 31, 2016. Although management believes there is substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our consolidated financial statements contain additional note disclosure describing the circumstances that lead to this disclosure. Even if we are able to successfully realize our commercialization goals for ProscaVax, because of the numerous risks and uncertainties associated with commercialization of a biologic, we may still require additional funding. And in any event, we are unable to predict when we will become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability.

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

We face similar competition with respect to the over-the-counter products that we acquired with Vitel Laboratorios. These products compete with other products that are owned and marketed by companies with much greater financial resources to reach consumers and influence their buying decisions. There can be no assurance that we will be able to profitably market our over-the-counter products and money spent on such marketing efforts will reduce our ability to focus on and develop the pharmaceutical products.

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

Clinical and other studies necessary to obtain approval of a new drug can be time consuming and costly, especially in the United States, but also in foreign countries. Our estimates of the costs associated with future clinical trials and research may be substantially lower than what we actually experience. It is impossible to predict what we will face in the development of a product41 candidate, such as ProscaVax. The purpose of clinical trials is to provide both us and regulatory authorities with safety and efficacy data in humans. It is relatively common to revise a trial or add subjects to a trial in progress. These examples of common variances in product development and clinical investigations demonstrate how predicted costs may exceed reasonable expectations. The difficult and often complex steps necessary to obtain regulatory approval, especially that of the FDA and the European Union’s European Medicine’s Agency (the “EMA”), involve significant costs and may require several years to complete. We expect that we will need substantial additional financing over an extended period of time in order to fund the costs of future clinical trials, related research, and general and administrative expenses.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends on a number of factors, including the following, many of which are beyond our control:

●	the relative success of our commercialization efforts for ProscaVax;

●	our ability to integrate Vitel Laboratorios into our company and successfully market its products in Mexico, Central and South America

●	pre-clinical and clinical trial results and other product development activities;

●	our historical and anticipated operating results, including fluctuations in our financial and operating results or failure to meet revenue guidance;

●	changes in government regulations affecting product approvals, reimbursement or other aspects of our or our competitors’ businesses;

●	announcements of technological innovations or new commercial products by us or our competitors;

●	developments concerning our key personnel;

●	our ability to protect our intellectual property, including in the face of changing laws;

●	announcements regarding significant collaborations or strategic alliances;

●	publicity regarding actual or potential performance of products under development by us or our competitors;

●	market perception of the prospects for biotechnology companies as an industry sector; and

●	general market and economic conditions.

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

Vitel Laboratorios offices in Mexico City, Mexico are located in a leased facility occupying approximately 2,691 square feet of office space. The lease, which commenced on February 1, 2016 and expires on January 31, 2020, provides for a monthly rent of $4,600.00 with all expenses covered. There is a clause for inflation percentage increase on a yearly basis.

We believe our facilities are adequate for our current and future needs in the U.S. and as a footprint for our planned expansion in all of Central and Latin America.

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

The following table shows the quarterly range of high and low bid information for our common stock over the fiscal quarters for the last two fiscal years as quoted on the OTCQB. We obtained the following high and low bid information from the OTCQB. These over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions. As of August 27, 2015, we affected a 1-for-139.23 reverse stock split. All prices in the following table reflect post-reverse split prices.

Fiscal Year Ended December 31, 2016

Fiscal Quarter Ended	High	Low

December 31, 2016	$0.19	$0.10
September 30, 2016	$0.33	$0.15
June 30, 2016	$0.90	$0.10
March 31, 2016	$5.25	$0.86

Fiscal Year Ended December 31, 2015

Fiscal Quarter Ended	High	Low

December 31, 2015	$6.00	$5.75
September 30, 2015	$1.68	$1.68
June 30, 2015	$1.39	$0.85
March 31, 2015	$2.08	$2.08

On March 20, 2017, the closing price of our common stock on the OTCQB was $0.30 per share.

Holders of Common Stock

As of April 13, 2017, there were approximately 175 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Recent Sales of Unregistered Securities

During the three months ended December 31, 2016, we issued 207,334 shares of the Company’s unregistered common stock for $0.15 per share to investors for cash proceeds of $31,100 pursuant to securities purchase agreements we entered into with the purchasers. The common stock was issued in reliance upon the exemption provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

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

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2016.

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

Authorized Capital Stock

As of the date of this Report, our authorized capital stock consists of (i) 500,000,000 shares of common stock, par value $0.0001 per share, and (ii) 20,000,000 shares of preferred stock, par value $0.0001 per share, 1,000,000 of which have been designated Series A Preferred Stock, and 7,892,000 of which have been designated Series B Preferred Stock. At April 13, 2017 we had 131,668,995 shares of common stock, 1,000,000 shares of Series A preferred stock, and 7,892,000 shares of our Series B preferred stock issued and outstanding.

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

Description of Series A Preferred Stock

Our amended and restated articles of incorporation, as amended, authorize 1,000,000 shares of Series A preferred stock, 1,000,000 of which are outstanding as of March 30, 2017. There are no sinking fund provisions applicable to our Series A preferred stock.

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

Description of Series B Preferred Stock

Our amended and restated articles of incorporation, as amended, authorize 7,892,000 shares of Series B preferred stock, 5,000,000 of which are outstanding as of March 31, 2017. There are no sinking fund provisions applicable to our Series B preferred stock.

Liquidation Preference. In the event of a liquidation or winding up of the Company, a holder of Series B preferred stock will be entitled to receive share for share with the holders of shares of common stock and Series A preferred stock, all the assets of the Company, after the rights of the holders of the Series A Preferred Stock have been satisfied.

Dividends. The Series B preferred stock is entitled to receive, share for share with the holders of shares of common stock and Series A preferred stock, such dividends if, as and when declared from time to time by the board of directors.

Voting. Except as otherwise provided in the certificate of designation or by law, each holder of Series B preferred stock is entitled to 100 votes for each share held. Holders of common stock and holders of Series B preferred stock vote on all matters, including the election of directors, together as one class.

Redemption. The Series B preferred stock is redeemable at any time after the date of issuance of any shares of Series B preferred stock (the “Issuance Date”) upon the earliest to occur of (i) a holder of Series B preferred stock owning, directly or indirectly as a beneficiary or otherwise, shares of common stock, which are less than 5.0% of the total outstanding shares of common stock, (ii) the date a holder of the Series B preferred stock is no longer an employee of the Company or its subsidiaries, or (iii) five years after the Issuance Date, the Company has the right to redeem all of the then outstanding shares of Series B preferred stock held by such holder at a price equal to the Stated Value of $0.0001 per share (the “Redemption Price”).

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a clinical-stage biopharmaceutical company engaged in the development of novel cancer immunotherapy products, with a proprietary vaccine technology that is designed to stimulate the immune system to attack its own cancer while not hurting the patient. We are also developing and commercializing specialty drugs in Mexico and other Latin American countries following our March 10, 2017 acquisition of Vitel Laboratorios discussed below.

We seek to create a portfolio of product candidates that may be developed as therapeutics for our own proprietary programs or for development by potential collaborative partners. We recognize that the product development process is subject to both high costs and a high risk of failure. We believe that identifying a variety of product candidates and working in conjunction with other pharmaceutical partners may minimize the risk of failure, fill the product pipeline gap at major pharmaceutical companies, and ultimately increase the likelihood of advancing clinical development and potential commercialization of the product candidates.

Our lead product, ProscaVax™ is scheduled to commence a Phase 2 clinical study in 2017 following our Phase 1 clinical trials in 2016 and into 2017.

On March 10, 2017, we completed the acquisition of Vitel Laboratorios (the “Vitel Acquisition”). The Vitel Acquisition is expected to transform OncBioMune into a revenue-generating international pharmaceutical company with a more diverse product line with a particularly deep reach throughout Mexico, Central and Latin America, and relationships across Europe and Asia. The Vitel Acquisition includes the acquisition of two drugs it licenses and sells in Mexico, Bekunis® for constipation and Cirkused® for stress. Approved for sale in the fourth quarter of 2016, the two over-the-counter products have generated significant sales that have exceeded Vitel’s early projections. Vitel has a total of seven other products that are either already in the registration stage or planned for launch later in 2017.

By acquiring Vitel, we indirectly acquired Vitel’s 50% ownership interest in Oncbiomune México, an entity in which we acquired a 50% interest when we jointly launched this company. Oncbiomune Mexico was launched for the purposes of developing and commercializing our PROSCAVAX vaccine technology and cancer technologies in México, Central and Latin America (“MALA”) for the treatment of prostate, ovarian and various other types of cancer and includes a portfolio of owned products and licenses with OncBioMune.

Vitel has license agreements covering the Mexican market with Roha Arnzemittel, GmbH (“Roha”) for Bekunis® (for constipation) and Cirkused® (for stress), as well as licensing rights to the remainder of Roha’s pipeline at Vitel’s discretion.

Vitel also has Mexican territorial rights through licensing agreements with; Kamada for KamRab® (for rabies), KamRho® (an Rh immunization) and Glassia® (for Anti-D deficiency); Aqvida for Imatinib (for cancer), and other oncology products; QPharma for Androferti (a male fertility drug) and is currently developing two innovative orphan drugs through their own research and development

For Mexico, Central and Latin America, Vitel has relationships that are expected to forge development and commercialization of several products, including, Gem Pharmaceuticals for GPX-150 (for sarcoma); EOC Pharma for Telatinib (for first line oral gastric cancer treatment); and Rational Vaccines for the first and only herpes Vaccine technology for the treatment of HSV-2 and HSV-1.

In addition to its product pipeline and relationships, Vitel’s network channel partners cover a wide range of drug development and marketing. A sampling of relationships includes, CID Information Systems (marketing intelligence), Grupo Nichos (pharmaceutical salesforce, demand generation), CeroGrados (pharmaceutical warehousing, and old chain), CRO’s authorized by the Federal Commission for the Protection from Sanitary Risks (“COFEPRIS”) in Mexico and Regulatory Affairs parties that are authorized by the COFEPRIS for dossier build up and pre-inspection.

In addition to the assets we acquired through the Vitel Acquisition, our current product portfolio consists of three target therapies and a vaccine platform that allows us to create a therapeutic vaccine for any solid tumor cancer. The vaccine platform has treated over 300 patients. We are in the planning stage of a Phase 2 clinical trial of our lead product, ProscaVax®. The trial will be under the direction of Glenn Bubley, MD and the lead site will be Harvard’s Beth Israel Deaconess Medical Center, with additional other hospitals in the Harvard Health System. We anticipate that the trial will expand the results that we found in our Phase 1 clinical trial in a different patient population. We also hope to develop our other proprietary technologies, such as the paclitaxel-albumin conjugate with regard to which we plan to file an orphan drug indication within the next two years.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

Revenues

During the years ended December 31, 2016 and 2015, we did not generate revenues.

Operating Expenses

For the year ended December 31, 2016, operating expenses amounted to $1,804,045 as compared to $807,645 for the year ended December 31, 2015, an increase of $996,400 or 123.3%. For the years ended December 31, 2016 and 2015, operating expenses consisted of the following:

	Year Ended December 31,
	2016	2015
Professional Fees	$817,014	$213,838
Compensation	678,436	326,274
Research and development expense	94,383	85,323
General and administrative expenses	214,212	182,210
Total	$1,804,045	$807,645

●	For the year ended December 31, 2016, professional fees increased by $603,176 or 282.1%, as compared to the year ended December 31, 2015. The increase was primarily attributable to an increase in investor relations fees of $436,176 related to building investor awareness and interest in our stock, an increase in legal fees of $161,494, and an increase in accounting fees of $5,854.

●	For the year ended December 31, 2016, compensation expense increased by $352,162 or 107.9%, as compared to the year ended December 31, 2015. On February 2, 2016, we entered into an employment agreement with Jonathan F. Head, Ph.D. (“Dr. Head”) to serve as the Company’s Chief Executive Officer. The employment agreement with Dr. Head provides that Dr. Head’s salary for calendar year 2016 shall be $275,000. Additionally, on February 2, 2016, we entered into an employment agreement with Andrew Kucharchuk (“Mr. Kucharchuk) to serve as the Company’s President and Chief Financial Officer. The employment agreement with Mr. Kucharchuk provides that Mr. Kucharchuk’s salary for calendar year 2016 shall be $200,000. This represents a significant change over the 2015 period.

●	For the year ended December 31, 2016, research and development expense increased by $9,060 or 10.6%, as compared to the year ended December 31, 2015 related to a slight increase in research activities.

●	For the year ended December 31, 2016, general and administrative expenses increased by $32,002 or 17.6%, as compared to the year ended December 31, 2015. The increase was primarily to an increase in health insurance expense, travel and entertainment, rent expense and other general and administrative expenses.

Loss from Operations

For the year ended December 31, 2016, loss from operations amounted to $1,804,045 as compared to $807,645 for the year ended December 31, 2015, an increase of $996,400 or 123.4%.

Other Income (Expense)

For the year ended December 31, 2016, we had net total other expense of $209,587 as compared to net total other expense of $182,751 for the year ended December 31, 2015, an increase of $26,836. This increase was primarily due to the recording of loss from the change in fair value of derivative liabilities of $146,141 and an increase in interest expense of $105,592 due to an increase in interest-bearing debt and amortization of debt discount of $94,688 offset by a decrease in debt issuance costs of $205,000.

Net Loss

For the year ended December 31, 2016, we had a net loss of $2,013,632 or $(0.03) per common share (basic and diluted) as compared to a net loss of $990,396 or $(0.02) per common share (basic and diluted) for the year ended December 31, 2015, an increase of $1,023,236 or 103.3%.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $842,637 and no cash as of December 31, 2016 and working capital of $538,279 and $672,769 of cash as of December 31, 2015.

The following table sets forth a summary of changes in our working capital from December 31, 2015 to December 31, 2016:

			December 31, 2015 to December 31, 2016
	December 31, 2016	December 31, 2015	Change	Percentage Change
Working capital (deficit):
Total current assets	$41,309	$709,537	$(668,228)	(94.2)%
Total current liabilities	(883,946)	(171,258)	(712,688)	(416.1)%
Working capital (deficit):	$(842,637)	$538,279	$(1,380,916)	(256.5)%

The decrease in working capital was primarily attributable to a decrease in cash of approximately $673,000 and an increase in current liabilities of approximately $310,633 and an increase in derivative liabilities of $402,000.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Cash used in operating activities	$(1,544,003)	(851,841)
Cash used in investing activities	-	(6,300)
Cash provided by financing activities	871,234	1,430,150
Net increase (decrease) in cash	$(672,769)	572,009

Net cash flow used in operating activities was $1,544,003 for the year ended December 31, 2016 as compared to $851,841 for the year ended December 31, 2015, an increase of $692,162.

●	Net cash flow used in operating activities for the year ended December 31, 2016 primarily reflected a net loss of the use of cash for the payment of professional fees including the payment of investor relations fees of approximately $450,000, the payment of compensation expense of approximately $589,000 and the payment other general and administrative expenses.

●	Net cash flow used in operating activities for the year ended December 31, 2015 primarily reflected a net loss of $990,396 and the add-back of non-cash items consisting of depreciation and amortization of $274, stock-based compensation of $18,000, and stock-based offering costs of $205,000, and changes in operating assets and liabilities primarily consisting of an increase in due from related parties of $17,800, an increase in prepaid and other current assets of $18,968, an increase in security deposit of $6,400, a decrease in accounts payable and accrued liabilities of $23,077 and a decrease in payroll liabilities of $18,474.

Net cash flow used in investing activities was $0 for the year ended December 31, 2016 as compared to $6,300 for the year ended December 31, 2015. During the year ended December 31, 2015, we purchased property and equipment of $10,976 and received cash in connection with our recapitalization of $4,676.

Net cash provided by financing activities was $871,234 for the year ended December 31, 2016 as compared to $1,430,150 for the year ended December 31, 2015. During the year ended December 31, 2016, we received net proceeds from the sale of common stock of $534,428, received net cash from convertible debt of $390,000, net proceeds from related party advances of $5,000 and received net cash from bank line of credit of $50,033, offset by the payment of debt issue costs of $69,039. During the year ended December 31, 2015, we received net proceeds from the sale of common stock of $1,361,523, received cash from convertible debt of $100,000, and received net cash from bank line of credit of $14,727, offset by net payments to a related party foundation of $(46,100).

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

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, we had a net loss of $2,013,632 and $990,396 for the years ended December 31, 2016 and 2015, respectively. The net cash used in operations were $1,544,003 and $851,841 for the years ended December 31, 2016 and 2015, respectively. Additionally, we had an accumulated deficit of $3,142,851 and $1,129,219, at December 31, 2016 and 2015, respectively, had a stockholders’ deficit of $826,633 at December 31, 2016, had a working capital deficit of $842,637 at December 31, 2016, and had no revenues for the years ended December 31, 2016 and 2015. Management believes that these matters raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. On March 10, 2017, we completed the acquisition of 100% of the issued and outstanding capital stock of Vitel. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending December 31, 2017. We will seek to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail or cease operations. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Current and Future Financings

In October 2014, we entered into a $100,000 revolving promissory note (the “Revolving Note”) with Regions Bank (the “Lender”). The unpaid principal balance of the Revolving Note is payable on demand and any unpaid principal and interest is payable due not later than October 27, 2017, is secured by deposits located at the Lender, and bears interest computed at a variable rate of interest which is equal to the Lender’s prime rate plus 1.7% (5.20% and 5.20% at December 31, 2016 and 2015, respectively). We will pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. We may, at any time or from time to time, prepay the Revolving Note in whole or in part without penalty. At December 31, 2016 and 2015, we had $99,741 and $49,708, respectively, in borrowings outstanding under the Revolving Note with $259 and $50,292, respectively, available for borrowing under such note. The weighted average interest rate during the years ended December 31, 2016 and 2015 was approximately 5.20% and 4.95%, respectively.

On October 20, 2015, we entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Upon signing the Purchase Agreement, Lincoln Park agreed to purchase 333,334 shares of the Company’s common stock for $100,000 as an initial purchase under the Purchase Agreement. Under the terms and subject to the conditions of the Purchase Agreement, we have the right to sell to, and Lincoln Park is obligated to purchase, up to an additional $10 million in amounts of shares, as described below, of our common stock, subject to certain limitations, from time to time, over the 36-month period commencing on the date that a registration statement, which we agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 100,000 shares of Common Stock on any business day (such purchases, “Regular Purchases”), provided that at least one business day has passed since the most recent purchase, and provided, however that Lincoln Park’s committed obligation under any single Regular Purchase shall not exceed $50,000, provided that the amount the Company may sell to Lincoln Park under a single Regular Purchase may increase under certain circumstances as described in the Purchase Agreement but in no event will the amount of a single Regular Purchase exceed $500,000. The purchase price of shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales. In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a Regular Purchase the closing sale price of the Common Stock is not below the threshold price as set forth in the Purchase Agreement. Our sales of shares of Common Stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 4.99% of the then outstanding shares of the Common Stock.

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

The net proceeds under the Purchase Agreement to us will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. We expect that any proceeds received by us from such sales to Lincoln Park under the Purchase Agreement will be used for general corporate purposes and working capital requirements. During 2016, we received net proceeds of $191,850 and a subscription receivable of $11,190 which was collected in January 2016 under the Purchase Agreement.

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

On November 23, 2016 (the “Original Issue Date”) the Company entered into and closed on the transaction set forth in the Amended and Restated Securities Purchase Agreement (the “Securities Purchase Agreement”) it entered into with three institutional investors (the “Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Securities Purchase Agreement, the Company issued upon closing to the Purchasers for an aggregate subscription amount of $350,000: (i) 14.29% Original Issue Discount 10% Senior Secured Convertible Notes (the “Notes”); and (ii) warrants (the “Warrants”) to purchase 2,333,334 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at an exercise price of $0.175 (subject to adjustments under certain conditions as defined in the Warrants). The closing under the Securities Purchase Agreement occurred on November 23, 2016.

The Notes. The aggregate principal amount of the Notes is $350,000 and the Company will receive $300,000 after giving effect to the original issue discount of $50,000. The Notes bear interest at a rate equal to 10% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the Notes)), have a maturity date of July 23, 2017 and are convertible (principal, and interest) at any time after the issuance date of the Notes into shares of the Company’s Common Stock at a conversion price equal to $0.15 per share (subject to adjustment as provided in the Note), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the Note shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the Common Stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The Notes provide for two amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 120% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 125% of the applicable amortization payment. The Notes may be prepaid at any time until the 180th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the three months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the Notes and accrued and unpaid interest during months four through six following the Original Issue Date. In order to prepay the Notes, the Company shall provide 20 Trading Days prior written notice to the Holder, during which time the Holder may convert the Notes in whole or in part at the Conversion Price.

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

The Warrants. As described above, holders of the Notes received Warrants to purchase up to 2,333,334 shares of Common Stock. The initial exercise price for the Warrants is $0.175 per share, subject to adjustment as described below, and the Warrants are exercisable for five years after the issuance date. The Warrants are exercisable for shares of Common Stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis at any time there is no effective registration statement registering the shares of Common Stock underlying the Warrants. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the Warrants is also subject to full ratchet price adjustment if the Company sells or grants any option to purchase, sell or re-price any Common Stock or Common Stock Equivalents (as defined therein) at an exercise price lower than the then-current exercise price of the Warrant with the exception for certain exempted issuances and subject to certain limitations on the reduction of the exercise price as provided in the Warrants. In the event of a fundamental transaction, as described in the Warrants and generally including any reorganization, recapitalization or reclassification of the Common Stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the outstanding Common Stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the outstanding Common Stock, the holders of the Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Warrants immediately prior to such fundamental transaction; provided that upon the occurrence of certain fundamental transactions, the holder can require the Company to purchase the Warrant for cash at a price equal to the higher of the Black Scholes Value of the unexercised portion of the Warrant or difference between the cash per share paid in the fundamental transaction and the exercise price per share. The holder of Warrants will not have the right to exercise any portion of the Warrant if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants. The foregoing description is qualified in its entirety by reference to the full text of the form of Warrant.

Ancillary Agreements. In connection with the Company’s obligations under the Notes, the Company and its subsidiary, OncBioMune, Inc. (the “Subsidiaries”) entered into a Security Agreement, Pledge Agreement and Subsidiary Guaranty with Calvary Fund I LP, as agent, pursuant to which the Company and the Subsidiary granted a lien on all assets of the Company and the Subsidiary (the “Collateral”) excluding permitted indebtedness which includes a first lien held by Regions Bank in connection with the $100,000 revolving promissory note entered into with Regions Bank in October 2014, for the benefit of the Purchasers, to secure the Company’s obligations under the Notes. Upon an Event of Default (as defined in the Notes), the Purchasers may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

Additional Purchaser Rights and Company Obligations

The Securities Purchase Agreement includes additional purchaser rights and Company obligations including obligations on the Company to reimburse the Purchasers $20,000 for legal fees and expenses, satisfy the current public information requirements under SEC Rule 144(c), obligations on the Company with respect to the use of proceeds from the sale of securities and Purchaser rights to participate in future Company financings. Reference should be made to the full text of the Securities Purchase Agreement.

Retirement of Outstanding Note

On November 25, 2016, we paid $62,000 as payment in full for the Convertible Promissory Note in the original principal amount of $40,000 issued to Crown Bridge Partners, LLC on May 23, 2016.

Sales of Common Stock and Warrants Pursuant to Subscription Agreements

In December 2015, pursuant to stock subscription agreements, we issued 4,221,085 shares of our common stock to investors for cash proceeds of $1,266,523.

During the year ended December 31, 2016, pursuant to stock subscription agreements, we issued 102,341 shares of our common stock to investors for cash proceeds of $51,926.

During the year ended December 31, 2016, pursuant to unit subscription agreements, we issued 1,937,696 shares of our common stock and 968,844 five-year warrants to purchase common shares for $0.30 per common share to investors for cash proceeds of $279,462 and a subscription receivable of $11,190 which was collected prior to issuance of this report.

Future Financings

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

Derivative liabilities

The Company has certain financial instruments that are embedded derivatives associated with capital raises. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 810-10-05-4 and 815-40. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to income or expense as part of gain or loss on extinguishment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-26 of this annual report on Form 10-K.

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

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2016. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2016, our internal control over financial reporting was not effective.

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

We expect to be materially dependent upon third parties to provide us with accounting consulting services related to accounting services for the foreseeable future. We believe this will be sufficient to remediate the material weaknesses related to our accounting discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our financial statements which could lead to a restatement of those financial statements.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report on internal control over financial reporting in this annual report on Form 10-K.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this report.

Name	Age	Position
Jonathan F. Head, Ph. D.	66	Chief Executive Officer and Director
Andrew Kucharchuk	36	Chief Financial Officer and President
Manuel Cosme	36	Global Operations General Manager – Vitel Laboratories and Director
Carlos Fernando Alaman Volnie	37	Chief Operating Officer – Vitel Laboratorios
Daniel S. Hoverman	41	Director
Charles L. Rice, Jr.	52	Director

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

Jonathan F. Head, Ph. D. Dr. Head served as OncBioMune’s President and Chief Scientific Officer from 2005 until September 2015, and has served as our Chief Executive Officer and a member of our board of directors since September 2015. He has also been President and Director of Research at the Mastology Research Institute of the Elliott-Elliott-Head Breast Cancer Research and Treatment Center since 1988. Dr. Head is an Adjunct Associate Professor of Biochemistry at Tulane University School of Medicine, an Adjunct Professor of Physical and Biological Sciences at Delta State University and an Adjunct Associate Professor at Louisiana State University School of Veterinary Medicine. Previously, he has held positions in the Division of Cell Biology of Naylor Dana Institute for Disease Prevention of the American Health Foundation in New York, the Department of Immunology at Cornell University Medical School in New York, and the Department of Pediatrics at Mt. Sinai Medical School in New York. He was also Director/Department Head of Tumor Cell Biology at the Center for Clinical Sciences, International Clinical Laboratories in Nashville, Tennessee. Dr. Head’s scientific background and his leadership role at the Elliott-Elliott-Head Breast Cancer Research and Treatment Center provide him with expertise and qualifications to serve as a member of our board.

Andrew Kucharchuk. Mr. Kucharchuk served as OncBioMune’s Chief Financial Officer from 2009 to September 2015, and has served as our Chief Financial Officer, President and was a member of our board of directors from September 2015 until March 2017. Mr. Kucharchuk is a graduate of Louisiana State University and Tulane University’s Freeman School of Business, where he earned an MBA with a Finance Concentration. Mr. Kucharchuk’s dual role as an executive officer and director of our company gives him unique insights into our day-to-day operations, a practical understanding of the issues and opportunities that face us and our strategic planning, commercial growth, and strategic transactions, giving him the appropriate and valuable qualifications to serve as a member of our board.

Manuel Cosme Odabachian. Mr. Cosme has been a managing principal of Vitel since he co-founded the company with Mr. Alaman in February 2016. From January 2013 until its sale in January 2016, Mr. Cosme was the managing principal and founder of AVIVIA Pharma S.A. de C.V., a representative of international licenses in Mexico for Kamada, Cheplapharm, Leo Pharma, Orphan Europe, Recordatti, Moleac, Biotest and other licenses. In addition, in 2015 AVIVIA developed a sildenafil gel for the treatment of erectile dysfunction called OsideaGL®. From November 2010 until July 2013, Mr. Cosme was the Country Manager in Mexico for CHIESI Farmaceutici, S.p.A. where he oversaw operations with increasing sales volumes, multiple product registrations and sanitary registrations in Mexico and business plan development for new lines of business that included the respiratory line (Innovair®, Rinoclenil®, Clenil UDV® and other products) and achieved the first Orphan Drug Recognition for the group of products Peyona® Caffeine Citrate. In March 2007, Mr. Cosme was appointed as the Operations Manager in Mexico for Graceway Mexico (Graceway Pharmaceuticals, LLC) and ultimately promoted to Country Manager until the company was sold in July 2010. While at Graceway Mexico, Mr. Cosme was responsible for launching and management of all the hosting, supply, distribution and technical agreements within Mexico including coordination of regulatory affairs, accounting, finance, legal, human resources, business development, quality and supply and other areas such as warehousing and fulfill orders to our customers. From 2003 until 2007, Mr. Cosme held a number of positions within the pharmaceutical sales and distribution business within Mexico. Mr. Cosme was awarded a degree in Industrial Engineering from the Ibero-American University in Mexico City, Mexico. Mr. Cosme speaks Spanish and English fluently.

The background information presented above regarding Mr. Cosme’s specific experience, qualifications, attributes and skills in addition to his reputation for integrity, honesty and adherence to high ethical standards are expected to benefit the Company as a member of its Board of Directors.

Carlos Alaman Volnie. Mr. Alaman has been a managing principal of Vitel since he co-founded the company with Mr. Cosme in February 2016. Before launching Vitel, Mr. Alaman had been engaged in logistics, printing, consumption and pharmaceutical industries. In January 2011, Mr. Alaman was a founder and CEO at Bodegas Cero Grados, a Toluca, Mexico based provider of pharmaceutical warehousing and logistics services including refrigerated storage space having the highest Mexican governmental authorization for storing, distributing and selling type I, II and III drugs. In 2011, Mr. Alaman launched the pharmaceutical division of Bodega Cero Grados to meet the needs of its customers who sell controlled and over-the-counter pharmaceutical products to both government and private sector customers. Among the products distributed were Alprazolam, Clonazepam, Diazepam, Risperidona and Topiramato. In 2011, Mr. Alaman founded a contract research organization that specializes in conducting clinical trial studies and biodisponibility testing that provides Mexican pharmaceutical regulatory affairs services to transnational laboratories. Clients include Siegfried, Pisa, Kenner, Medex and Alpex. Mr. Alaman was awarded a degree in Industrial Engineering from the Anahuac University in Mexico City, Mexico and a Master’s Degree from the University of Texas at Austin. Mr. Alaman speaks Spanish and English fluently.

Daniel S. Hoverman. On December 30, 2015, Mr. Hoverman was elected as a member of our board. Mr. Hoverman, age 41, has served as a Managing Director at Regions Securities, LLC, an affiliate of Regions Bank, since November 2016. At Regions, Mr. Hoverman is responsible for advising companies on sale, financing and other strategic corporate transactions. Previously, Mr. Hoverman was a Director and senior member of Houlihan Lokey, Inc.’s Mergers & Acquisitions Group. Before joining Houlihan in 2010, Mr. Hoverman was a Director with Credit Suisse in Hong Kong in the Office of the General Counsel, and a Director with UBS in New York in the Equity Capital Markets Group. Mr. Hoverman started his career with Kirkland & Ellis in New York, where he was a corporate attorney. Mr. Hoverman is a CFA charterholder, and holds a Juris Doctor and Masters in Business Administration from Columbia University and a Bachelor of Arts from Yale University.

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

Shareholders’ Agreement

Pursuant to the terms of the Stockholders’ Agreement entered into among us, Dr. Head and Messrs. Kucharchuk, Cosme and Alaman dated March 10, 2017 as discussed above in Item 1 Business - Our Corporate History and Recent Developments - The Stockholders Agreement, Messrs. Cosme and Alaman (the “Vitel Shareholders”) are permitted to appoint one member to the Board of Directors, Dr. Head and Mr. Kucharchuk are permitted to appoint one member to the Board of Directors, two (2) independent directors shall be designated jointly by Dr. Head and Mr. Kucharchuk (the “Management Stockholders”) on the one hand, and the Vitel Shareholders, on the other, and the Management Stockholders or the Management Designee and the Vitel Stockholders or the Vitel Designee shall jointly appoint, as soon as practicable, an independent fifth member of the Board of Directors. Mr. Cosme was appointed to the Board of Directors as the initial designee of the Vitel Stockholders (the “Vitel Designee”), Dr. Head was appointed to the Board of Directors as the initial designee of the Management Stockholders (the “Management Designee”), and Charles L. Rice, Jr. and Daniel S. Hoverman shall be the initial independent designees jointly appointed by the Management Stockholders and the Vitel Stockholders.

The Stockholders’ Agreement requires the Board of Directors to adopt any and all resolutions with a vote from a majority of its members, provided that for any “Major Decision” as defined in the Stockholders’ Agreement, either the Vitel Designee or the Management Designee shall vote in favor of adopting the corresponding resolution. In the event of a deadlock amongst the members of the Vitel Board of Directors, the Board of Directors shall cast the deciding vote to resolve the deadlock amongst the board members of Vitel Laboratorios with a vote from a majority of its members.

Each stockholder of our company who is a party to the Stockholders’ Agreement (each, a “Stockholder”) agreed to vote all of their Company Securities (as defined in the Shareholders Agreement) that are entitled to vote or execute proxies or written consents, as the case may be, and to take all other actions necessary, to ensure that our Articles of Incorporation and Bylaws (a) facilitate, and do not at any time conflict with, any provision of the Stockholders’ Agreement and (b) permit each Stockholder to receive the benefits to which each such Stockholder is entitled under the Stockholders’ Agreement. In addition, on the date of the Stockholders’ Agreement, the Vitel Stockholders and Management Stockholders agreed to sign, or direct the Trustee to sign, the written consents necessary to amend our Articles of Incorporation and Bylaws, substantially in the form of the documents attached to the Stockholders’ Agreement as Exhibit E.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons we believe that during year ended December 31, 2016, all filing requirements applicable to our executive officers and directors, and persons who own more than 10% of our common stock were complied with.

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

Committees of the Board

Our board of directors held two formal meeting during the year ended December 31, 2016. All other proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table summarizes all compensation earned by Dr. Head, our Chief Executive Officer after the Exchange, Mr. Kucharchuk, our Chief Financial Officer and President after the Exchange, for their services as OncBioMune executives in the past two fiscal years.

2016 SUMMARY COMPENSATION TABLE

FOR OUR NAMED EXECUTIVE OFFICERS

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Jonathan F. Head, Ph. D.	2016	275,000						6,000	281,000
Chief Executive Officer	2015	123,250	—	—	—	—	—	—	123,250

Andrew Kucharchuk,	2016	200,000						6,000	206,000
Chief Financial Officer and President	2015	127,116	—	—	—	—	—	—	127,116

Compensation of Management

Dr. Head and Mr. Kucharchuk were appointed as executive officers effective September 2, 2015. A description of their employment agreement follows:

Dr. Head and Mr. Kucharchuk are eligible to participate in the registrant’s standard benefit programs for all named executive officers, which includes, but is not limited to, receipt of medical benefits.

(1) Consists of auto allowance paid.

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

Dr. Head’s employment agreement was amended on March 10, 2017 to extend the term to March 9, 2020 and to provide for 100% vesting of any unvested portion of any outstanding equity, or equity-based award granted to them by us upon termination of his employment agreement without cause, as a result of a breach of the agreement by us or upon his death or disability. In addition, the Board of Directors awarded Dr. Head an option to purchase 2,000,000 shares of our Common Stock at an exercise price of $0.25 per share, the date of the grant. One-third of the stock options vest on each anniversary date of the award and are exercisable at any time after vesting until 10 years after the grant date. The stock options vest so long as the optionee remains an employee of our company or a subsidiary of our on the vesting dates (except as otherwise provided for in the employment agreement between us and the optionee as described above).

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

Mr. Kucharchuk’s employment agreement was amended on March 10, 2017 to extend the term to March 9, 2020 and to provide for 100% vesting of any unvested portion of any outstanding equity, or equity-based award granted to them by us upon termination of his employment agreement without cause, as a result of a breach of the agreement by us or upon his death or disability. In addition, the Board of Directors awarded Mr. Kucharchuk an option to purchase 2,000,000 shares of our Common Stock at an exercise price of $0.25 per share, the date of the grant. One-third of the stock options vest on each anniversary date of the award and are exercisable at any time after vesting until 10 years after the grant date. The stock options vest so long as the optionee remains an employee of our company or a subsidiary of our on the vesting dates (except as otherwise provided for in the employment agreement between us and the optionee as described above).

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

Vitel Laboratorios, S.A. de C.V. Employment Agreements

On March 10, 2017, Vitel Laboratorios entered into employment agreements with each of Messrs. Cosme and Alaman. Mr. Cosme was appointed as Vitel Laboratorios’s General Manager of Global Operations and Mr. Alaman was appointed as its Chief Operations Officer. Both of Messrs. Cosme and Alaman will be responsible for, supervising, managing, planning, directing and organizing the activities of the Vitel Laboratorios and will be its two most senior executive officers reporting to Vitel Laboratorios’s Board of Directors with all other employees of Vitel Laboratorios reporting directly or indirectly to them.

Each of the agreements provides for a base salary of $187,500, annual bonuses and other compensation as required under Mexican Federal Labor Law and an annual bonus target of 50% of salary based on performance objectives to be established by the Company’s Board of Directors annually. In addition, Messrs. Cosme and Alaman are entitled to a $500.00 monthly car allowance, health insurance reimbursement of up to $5,000 per year and other benefits required under Mexican law. The employment agreement also contains a non-compete provision prohibiting them from engaging in business activities that compete with Vitel Laboratorios’ current business and allows them to continue to operate their ongoing pharmaceuticals business so long as such business does not interfere with their duties to Vitel Laboratorios under their respective employment agreements. In addition, if Messrs. Cosme and Alaman seek to pursue any future business opportunities that do not interfere with their obligations to Vitel Laboratorios, they are required to notify the Company and provide it with a notice and an opportunity to participate in such opportunity.

The employment agreements may be terminated upon the employee’s death or disability, and with or without cause. In the event Vitel Laboratorios terminates either of Messrs. Cosme and Alaman’s employment upon their death or disability, for cause (as defined in the employment agreement) or if either of them should resign without cause, the person resigning is entitled to payment of their base salary through the date of termination and certain severance payments they are legally entitled to receive under Mexican Federal Labor Law. At Vitel Laboratorios’ option, it may terminate their employment without cause or the employee may terminate the agreement for good cause (as defined in the agreement) in which event the person terminated is entitled to (i) the equivalent amount of the corresponding severance payment set forth in the Mexican Federal Labor Law for an unjustified dismissal, or if greater (ii) the equivalent amount of up to three years’ gross salary and certain amounts mandated under Mexican labor laws, depending on the date of termination less the number of months elapsed after March 10, 2017. The severance payment shall be paid in equal monthly installments over the remaining term so long as the employee is in compliance with the non-compete provisions provided for in the employment agreement.

Outstanding Equity Awards at 2016 Fiscal Year-End

For Named Executive Officers

The following table sets forth certain information concerning the outstanding equity awards as of December 31, 2016, for each named executive officer.

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

Compensation of Directors

Our non-employee directors receive 60,000 shares of our common stock annually in exchange for the director’s services as a member of our board of directors. We also reimburse our directors for their out-of-pocket expenses incurred in connection with travel to and from board and/or committee meetings. In 2016, one of our directors received 60,000 shares of our common stock valued at $18,000 for his services as a director during the fiscal year ended December 31, 2016.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock, Series A preferred stock and Series B Preferred Stock as of March 30, 2017, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and each of our Named Executive Officers and (iii) all executive officers and directors as a group.

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

Common Stock

Name and Address of Beneficial Owner(1)	Common Stock Beneficial Ownership	Percent of Class(2)	Series A Preferred Beneficial Ownership	Percent of Class(3)	Outstanding Series B Preferred Beneficial Ownership	Percent of Class(4)
Named Executive Officers and Directors:
Jonathan F. Head, Ph. D.	16,926,078	12.9%	500,000	50.0%	2,892,000	36.6%
Andrew A. Kucharchuk	5,000,000	3.8%	-	-	-	-
Daniel S. Hoverman	60,000	0.0%	-	-	-	-
Charles L. Rice, Jr.	60,000	0.0%	-	-	-	-
Manuel Cosme Odabachian(5)	30,579,007	23.2%	-	-	2,500,000	31.7%
Carlos F. Alaman Volnie (6)	30,579,006	23.2%	-	-	2,500,000	31.7%
All executive officers and directors as a group (six persons)	83,204,091	63.2%	500,000	50.0%	7,892,000	100.0%

Other 5% Stockholders:
Robert L. Elliott, Jr. M.D.	16,926,079		500,000	50.0%	-	-%

* Less than 1%.

(1)	Unless otherwise indicated, the business address of each person listed is in care of OncBioMune Pharmaceuticals, Inc., 11441 Industriplex Blvd, Suite 190, Baton Rouge LA 70809.

(2)	Calculated on the basis of 131,668,995 issued and outstanding shares of Common Stock as of April 13, 2017.

(3)	Calculated on the basis of 1,000,000 issued and outstanding shares of Series A preferred stock as of April 13, 2017. Holders of our Series A preferred stock are entitled to 500 votes per share.

(4)	Calculated on the basis of 7,892,000 issued and outstanding shares of Series B preferred stock as of April 13, 2017. Holders of our Series A preferred stock are entitled to 100 votes per share.

(5)	Shares are owned by Banco Actinver, S.A., in its capacity as Trustee of the Irrevocable Management Trust Agreement Trust No. 2868 and reflects shares beneficially owned by Mr. Cosme whose address is Monte Pelvoux 130, Floor 3, Mexico City, Mexico 11000.

(6)	Shares are owned by Banco Actinver, S.A., in its capacity as Trustee of the Irrevocable Management Trust Agreement Trust No. 2868 and reflects shares beneficially owned by Mr. Cosme whose address is Monte Pelvoux 130, Floor 3, Mexico City, Mexico 11000.

Changes in Control

Shares of the Company’s Common Stock, Series A preferred and Series B preferred are subject to the terms and conditions of the Trust Agreement and the Shareholders Agreement. See Item 1 Business - Our Corporate History and Recent Developments – The Trust Agreement and Item 1 Business - Our Corporate History and Recent Developments – The Stockholders Agreement. Consequently, these agreements may at a subsequent date result in a change in control of the company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as disclosed below, since January 1, 2016, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

From time to time, we receive working capital advances from and makes working capital advances to The Sallie Astor Burdine Breast Foundation (the “Foundation”), a not-for-profit foundation where our chief executive officer was a Board member until March 17, 2017. The advances are non-interest bearing and are payable on demand. A final balance due to the Company of $2,244 was written off at December 31, 2016.

From time to time, the Company receives advances from and repays such advances to the Company’s chief executive officer and chief financial officer for working capital purposes. The advances are non-interest bearing and are payable on demand.

For the year ended December 31, 2016 and 2015, due from/(to) related parties activity consisted of the following:

	Foundation	CEO	CFO	Total
Balance due from (to) related parties at December 31, 2014	$(46,100)	$-	$-	$(46,100)
Working capital advances received	(48,350)	(7,500)	(4,600)	(60,450)
Repayments made	97,650	13,400	13,300	124,350
Balance due from (to) related parties at December 31, 2015	3,200	5,900	8,700	17,800
Working capital advances made	5,094	-	3,795	8,889
Working capital advances received	-	(55,500)	-	(55,500)
Repayments made	-	50,500	-	50,500
Amounts deemed uncollectible and expensed	(2,244)	-	-	(2,244)
Repayments received	(6,050)	(5,900)	(12,495)	(24,445)
Balance due from (to) related parties at December 31, 2016	$-	$(5,000)	$-	$(5,000)

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to our company for the years ended December 31, 2016 and 2015 for professional services rendered by independent registered public accounting firms:

Fees	2016	2015
Audit Fees	$20,500	$10,850
Audit-Related Fees	-	6,092
Tax Fees	-	-
Other Fees	-	-
Total Fees	$20,500	$16,942

Audit Fees

Audit fees were for professional services rendered for the audits of our financial statements and for review of our quarterly financial statements during the 2016 and 2015 fiscal years.

Audit-related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2016 and 2015, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2016 and 2015 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 through F-26.

	2.	Financial Statement Schedules

		All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit No.	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form 10-SB filed with the SEC on September 8, 2006).

3.2	Certificate of Change (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on September 15, 2008).

3.3	Articles of Merger (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on December 28, 2010).

3.4	Certificate of Change effective August 7, 2013 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on August 8, 2013).

3.5	Articles of Merger dated effective August 7, 2013 (incorporated by reference to Exhibit 3.2 to the registrant’s current report on Form 8-K filed with the SEC on August 8, 2013).

3.6	Amended and Restated Articles of Incorporation filed with the Nevada Secretary of State on August 12, 2015 (incorporated by reference to Exhibit 3.6 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 13, 2016).

3.7	Certificate of Designation of Series A Preferred Stock filed with the Nevada Secretary of State on August 20, 2015 (incorporated by reference to Exhibit 3.7 to the registrant’s Annual Report on Form 10-K filed with the SEC on April 13, 2016).

3.8	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on November 1, 2013).

3.9	Certificate of Designation, Rights and Preferences of Series B Preferred Stock filed with the Nevada Secretary of State on March 7, 2017 (incorporated by reference to Exhibit 3.1 to the registrant’s current report on Form 8-K filed with the SEC on March 13, 2017).

10.1+	2011 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8- K filed with the SEC on February 22, 2011).

10.2	Form of $50,000 Promissory Note Amendment dated April 19, 2012 (incorporated by reference to Exhibit 4.2 to the registrant’s annual report on Form 10-K for the fiscal year ended February 29, 2012 filed with the SEC on May 18, 2012).

10.3	Form of $250,000 Promissory Note Amendment dated April 19, 2012 (incorporated by reference to Exhibit 4.3 to the registrant’s annual report on Form 10-K for the fiscal year ended February 29, 2012 filed with the SEC on May 18, 2012).

10.4	Termination Agreement dated June 27, 2012 with Apricus Biosciences, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on June 28, 2012).

10.5	Form of $200,000 Promissory Note Amendment dated July 25, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on July 27, 2012).

10.6	Form of $50,000 Promissory Note Amendment dated July 25, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on July 31, 2012).

10.7	Form of $250,000 Promissory Note Amendment dated July 25, 2012 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on July 31, 2012).

10.8	Web Site Asset Purchase Agreement dated May 17, 2013 between Lakefield Media Holding AG, Flawsome XLerator GmBH and Pediatrix Inc. (incorporated by reference to Exhibit 10.49 to the registrant’s annual report on Form 10-K for the fiscal year ended February 28, 2013 filed with the SEC on June 28, 2013).

10.9	Consulting Agreement dated May 29, 2013 with Flawsome XLerator GmBH (incorporated by reference to Exhibit 10.50 to the registrant’s annual report on Form 10-K for the fiscal year ended February 28, 2013 filed with the SEC on June 28, 2013).

10.10	Form of Private Placement Subscription Agreement including Form of Promissory Note (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on September 26, 2013).

10.11	Form of Promissory Note Amendment dated August 31, 2013 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on September 26, 2013).

10.12	Form of Promissory Note Amendment dated August 31, 2013 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the SEC on September 26, 2013).

10.13	Form of Private Placement Subscription Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on December 2, 2013).
10.14	Form of Warrant Certificate (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with SEC on December 2, 2013).

10.15	Form of subscription agreement with promissory note attached (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on February 18, 2014).

10.16	Form of subscription agreement with promissory note attached (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on April 4, 2014).

10.17	Form of subscription agreement with promissory note attached (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended May 31, 2014, filed with the SEC on July 21, 2014).

10.18	Form of subscription agreement with promissory note attached (incorporated by reference to Exhibit 10.23 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended August 31, 2014, filed with the SEC on October 14, 2014).

10.19	Debt Settlement Agreement dated March 10, 2015 by and between Quint Media Inc., Leone Group, LLC, American Capital Ventures, Inc., Georgia Georgopoulos, Catherin Cozias and Trels Investments, Ltd. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on March 16, 2015).

10.20	Debt Settlement Agreement dated June 17, 2015 by and between Quint Media Inc., Leone Group, LLC and American Capital Ventures, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on June 24, 2015).

10.21	Share Exchange Agreement dated as of June 22, 2015 among the registrant, OncBioMune, Inc. and the OncBioMune, Inc. stockholders (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on June 24, 2015).

10.22	Amendment #1 effective as of September 2, 2015 to the Share Exchange Agreement dated June 22, 2015 by and between the registrant, OncBioMune, Inc., Robert L. Elliott, M.D. and Jonathan F. Head, Ph. D. (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on September 8, 2015).

10.23	Purchase Agreement dated as of October 20, 2015 by and between OncBioMune Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on October 26, 2015).

10.24	Registration Rights Agreement dated as of October 20, 2015, by and between OncBioMune Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on October 26, 2015).

10.26+	Employment Agreement between OncBioMune Pharmaceuticals, Inc. and Jonathan F. Head, Ph.D. effective as of February 2, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on February 5, 2016).

10.26+	Employment Agreement between OncBioMune Pharmaceuticals, Inc. and Andrew Kucharchuk effective as of February 2, 2016 (incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K filed with the SEC on February 5, 2016).

10.27	Consulting Agreement between OncBioMune and SABR Capital Management, LLC dated as of May 13, 2016 (incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K filed with the SEC on May 16, 2016).

10.28	Promissory Note made by OncBioMune, L.L.C. and issued to Regions Bank (incorporated by reference to Exhibit 10.4 to the registrant’s current report on Form 8-K filed with the SEC on May 16, 2016).

10.29	Shareholders Agreement by and between OncBiMune Mexico, S.A. de C.v. and Vitel Laboratorios, S.A. de C.v. and OncBioMune Pharmaceuticals Inc. dated as of August 19, 2016 (incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on August 26, 2016).

10.30	Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2016, filed with the SEC on November 21, 2016).

10.31	Form of Note (incorporated by reference to Exhibit 10.3 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2016, filed with the SEC on November 21, 2016).

10.32	Form of Warrant (incorporated by reference to Exhibit 10.4 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2016, filed with the SEC on November 21, 2016).

10.33	Form of Security Agreement (incorporated by reference to Exhibit 10.5 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2016, filed with the SEC on November 21, 2016).

10.34	Form of Pledge Agreement (incorporated by reference to Exhibit 10.6 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2016, filed with the SEC on November 21, 2016).

10.35	Form of Subsidiary Guaranty (incorporated by reference to Exhibit 10.7 to the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2016, filed with the SEC on November 21, 2016).

10.36	Amended and Restated Securities Purchase Agreement dated as of November 23, 2016 (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed with the SEC on November 28, 2016).

10.37	Contribution Agreement to the Property of Trust F/2868 entered into among Manuel Cosme Odabachian, Carlos Fernando Alaman Volnie and OncBioMune Pharmaceuticals, Inc. dated March 10, 2017 (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed with the SEC on March 13, 2017).

10.38

Irrevocable Trust Agreement Number F/2868 entered into among Manuel Cosme Odabachian, Carlos Fernando Alaman Volnie and OncBioMune Pharmaceuticals, Inc. as beneficiaries and Banco Actinver, S.A., as Trustee (“Banco Actinver”) (the “Trust Agreement”) dated March 10, 2017 (incorporated by reference to Exhibit 10.2 to registrant’s current report on Form 8-K filed with the SEC on March 13, 2017).

10.39

Shareholders Agreement among OncBioMune Pharmaceuticals, Inc., Jonathan F. Head, Ph.D., Andrew A. Kucharchuk, Manuel Cosme Odabachian and Carlos Fernando Alaman Volnie dated March 10, 2017 (incorporated by reference to Exhibit 10.3 to registrant’s current report on Form 8-K filed with the SEC on March 13, 2017).

10.40

Form of Individual Employment Agreement for Vitel Laboratorios, S.A. de C.V. (incorporated by reference to Exhibit 10.4 to registrant’s current report on Form 8-K filed with the SEC on March 13, 2017).

10.41+

Form of Amendment to Employment Agreement for OncBioMune Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.5 to registrant’s current report on Form 8-K filed with the SEC on March 13, 2017).

10.42+	Form of Stock Option for OncBioMune Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.6 to registrant’s current report on Form 8-K filed with the SEC on March 13, 2017).
21.1*	Subsidiaries of Registrant

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OncBioMune Pharmaceuticals, Inc.

Dated: April 17, 2017	By:	/s/ Jonathan F. Head
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

Signature	Title	Date

/s/ Jonathan F. Head, Ph. D.	Chief Executive Officer and Director	April 17, 2017
Jonathan F. Head, Ph. D.	(principal executive officer)

/s/ Andrew Kucharchuk	Chief Financial Officer, President and Director	April 17, 2017
Andrew Kucharchuk	(principal financial and accounting officer)

/s/ Manuel Cosme Odabachian	Director	April 17, 2017
Manuel Cosme

/s/ Daniel S. Hoverman	Director	April 17, 2017
Daniel S. Hoverman

/s/ Charles L. Rice, Jr.	Director	April 17, 2017
Charles L. Rice, Jr.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

OncBioMune Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of OncBioMune Pharmaceuticals Inc. and Subsidiary as of December 31, 2016 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OncBioMune Pharmaceuticals, Inc. and Subsidiary as of December 31, 2016 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and net cash used in operating activities in 2016 of $2,013,632 and $1,533,003 respectively and has no revenues in 2016, and an accumulated deficit, stockholders’ deficit and working capital deficit of $3,142,851, $826,633 and $842,637, respectively, at December 31, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 17, 2017

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7328

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

OncBioMune Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheet of OncBioMune Pharmaceuticals, Inc. and Subsidiary (the “Company”) as of December 31, 2015, and the related consolidated statement of operations, changes in stockholders’ equity, and cash flows for the year then ended. OncBioMune Pharmaceuticals Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OncBioMune Pharmaceuticals, Inc. and Subsidiary as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1, which includes the raising of additional equity financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, CA
April 13, 2016

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
CURRENT ASSETS:
Cash	$-	$672,769
Due from related parties	-	17,800
Subscription receivable	11,190	-
Prepaid expenses and other current assets	30,119	18,968

Total Current Assets	41,309	709,537

OTHER ASSETS:
Property and equipment, net	9,604	10,702
Security deposit	6,400	6,400

Total Assets	$57,313	$726,639

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Convertible debt, net	$54,688	$-
Line of credit	99,741	49,708
Bank overdraft	812	-
Accounts payable	213,616	102,273
Accrued liabilities	108,034	19,277
Derivative liabilities	402,055	-
Due to related party	5,000	-

Total Current Liabilities	883,946	171,258

Commitments and contingencies (Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 20,000,000 authorized; Series A Preferred stock ($0.0001 par value; 1,000,000 shares authorized; 1,000,000 and 1,000,000 issued and outstanding at December 31, 2016 and 2015, respectively)	100	100
Common stock: $.0001 par value, 500,000,000 shares authorized; 60,807,846 and 57,107,809 issued and outstanding at December 31, 2016 and 2015, respectively	6,081	5,711
Additional paid-in capital	2,310,037	1,678,789
Accumulated deficit	(3,142,851)	(1,129,219)

Total Stockholders’ Equity (Deficit)	(826,633)	555,381

Total Liabilities and Stockholders’ Equity (Deficit)	$57,313	$726,639

See accompanying notes to consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2016	2015

REVENUES	$-	$-

OPERATING EXPENSES:
Professional fees	817,014	213,838
Compensation expense	678,436	326,274
Research and development expense	94,383	85,323
General and administrative expenses	214,212	182,210

Total Operating Expenses	1,804,045	807,645

LOSS FROM OPERATIONS	(1,804,045)	(807,645)

OTHER INCOME (EXPENSE):
Interest expense	(108,071)	(2,479)
Debt issuance costs	-	(205,000)
Derivative expense	(146,141)	-
Gain on extinguishment of debt	44,625	-
Other	-	24,728

Total Other Income (Expense)	(209,587)	(182,751)

NET LOSS	$(2,013,632)	$(990,396)

NET LOSS PER COMMON SHARE - Basic and Diluted:	$(0.03)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	58,305,875	49,273,491

See accompanying notes to consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2016 and 2015

	Series A Preferred Stock		Common Stock		Additional		Total Stockholders’
	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance, December 31, 2014	-	$-	47,000,000	$4,700	$(4,700)	$(138,823)	$(138,823)

Recapitalization of Company	1,000,000	100	4,493,390	450	99,527	-	100,077

Common shares issued for offering costs	-	-	1,000,000	100	204,900	-	205,000

Common stock issued for services	-	-	60,000	6	17,994	-	18,000

Shares issued for cash	-	-	4,554,419	455	1,361,068	-	1,361,523

Net loss	-	-	-	-	-	(990,396)	(990,396)

Balance, December 31, 2015	1,000,000	100	57,107,809	5,711	1,678,789	(1,129,219)	555,381

Common stock issued for services	-	-	260,000	26	85,974	-	86,000

Shares issued for cash pursuant to stock purchase agreement			1,400,000	140	202,900	-	203,040

Shares issued for cash and subscription receivable pursuant to subscription agreements	-	-	2,040,037	204	342,374	-	342,578

Net loss	-	-	-	-	-	(2,013,632)	(2,013,632)

Balance, December 31, 2016	1,000,000	$100	60,807,846	$6,081	$2,310,037	$(3,142,851)	$(826,633)

See accompanying notes to consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,013,632)	$(990,396)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,098	274
Stock-based debt issuance costs	-	205,000
Stock-based compensation	89,825	18,000
Amortization of debt discount	94,688	-
Derivative expense	146,141	-
Gain of extinguishment of debt	(65,047)	-
Bad debt - related party	2,244	-
Change in operating assets and liabilities:
Due from related parties	15,556	(36,274)
Prepaid expenses and other current assets	324	(18,968)
Security deposit	-	(6,400)
Accounts payable	111,343	-
Accrued liabilities	73,457	(23,077)

NET CASH USED IN OPERATING ACTIVITIES	(1,544,003)	(851,841)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	-	(10,976)
Cash received in recapitalization	-	4,676

NET CASH USED IN INVESTING ACTIVITIES	-	(6,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	56,000	51,550
Payments of related party advances	(51,000)	(97,650)
Increase in bank overdraft	812	-
Proceeds from line of credit	56,165	68,355
Payments to line of credit	(6,132)	(53,628)
Proceeds from convertible debt	390,000	100,000
Repayment of convertible debt	(40,000)	-
Debt issue costs paid	(69,039)	-
Proceeds from sale of common stock, net of subscription receivable	534,428	1,361,523

NET CASH PROVIDED BY FINANCING ACTIVITIES	871,234	1,430,150

NET INCREASE (DECREASE) IN CASH	(672,769)	572,009

CASH, beginning of year	672,769	100,760

CASH, end of year	$-	$672,769

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,243	$2,479
Income taxes	$-	$-

Non-cash financing activities:
Increase in debt discount and derivative liabilities	$320,961	$-
Issuance of common stock recorded as prepaid expenses	$68,000	$-
Increase in prepaid expenses and accrued liabilities	$15,300	$-
Sale of common stock for subscription receivable	$11,190	$-
Conversion of debt as part of recapitalization	$-	$100,000

See accompanying notes to consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Organization

OncBioMune Pharmaceuticals, Inc. (the “Company,” “we,” “us” or “our”) is a biotechnology company specializing in innovative cancer treatment therapies. The Company has proprietary rights to a breast and prostate patent vaccine, as well as a process for the growth of cancer tumors. The Company’s mission is to improve the overall patient condition through innovative bio immunotherapy with proven treatment protocols, to lower deaths associated with cancer and reduce the cost of cancer treatment. The Company’s technology is safe, and utilizes clinically research proven methods of treatment to provide optimal success of patient recovery.

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

Oncbiomune México, S.A. De C.V.

On August 19, 2016, the Company and Vitel Laboratorios S.A. de C.V. (“Vitel”), a Mexico-based pharmaceutical company that develops and commercializes high specialty drugs in Mexico and other Latin American countries, entered into a Shareholders’ Agreement related to the launch of Oncbiomune México, S.A. De C.V. (“oOncbiomune Mexic”) for the purposes of developing and commercializing the Company’s PROSCAVAX vaccine technology and cancer technologies in México, Central and Latin America (“MALA”). The Company and Vitel each own 50% of Oncbiomune Mexico. Under the terms of the Shareholders Agreement, the Company has agreed to assign to Oncbiomune Mexico limited patent and intellectual property rights and trademarks related to its OVCAVAX, PROSCAVAX vaccine technology and cancer technologies and future developments related to these technologies. These rights will permit Oncbiomune Mexico to use and develop these technologies in MALA. Oncbiomune Mexico is treated as an equity-method investee for accounting purpuses, however there was no activity in 2016.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS (continued)

Acquisition of Vitel

On November 2, 2016, the Company signed a non-binding term sheet to acquire Vitel as contemplated when the Company entered into the Shareholders’ Agreement. Pursuant to the term sheet, the Company’s planned acquisition of Vitel will be structured as an all-stock transaction with both OncBioMune and Vitel contributing equity interests into a newly created trust, resulting in Vitel operating as a wholly owned subsidiary of OncBioMune. In furtherance of the term sheet, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Vitel from its two shareholders (collectively, the “Vitel Stockholders”) on March 10, 2017 (the “Closing Date”) pursuant to the terms and conditions of a Contribution Agreement to the Property of Trust F/2868 entered into among the Company and the Vitel Stockholders on the Closing Date (the “Contribution Agreement”). Vitel is a revenue-stage Mexico-based pharmaceutical company that develops and commercializes specialty drugs in Mexico and other Latin American countries (See Note 10)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principals of consolidation

The Company’s consolidated financial statements include the financial statements of its wholly-owned subsidiary, ONC and Oncbiomune Mexico. All significant intercompany accounts and transactions have been eliminated in consolidation

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, the Company had a net loss of $2,013,632 and $990,396 for the years ended December 31, 2016 and 2015, respectively. The net cash used in operations were $1,544,003 and $851,841 for the years ended December 31, 2016 and 2015, respectively. Additionally, the Company had an accumulated deficit of $3,142,851 and $1,129,219, at December 31, 2016 and 2015, respectively, had a stockholders’ deficit of $826,633 at December 31, 2016, had a working capital deficit of $842,637 at December 31, 2016, and had no revenues for the years ended December 31, 2016 and 2015. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. On March 10, 2017, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Vitel. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending December 31, 2017. The Company will seek to raise capital through additional debt and/or equity financings to fund our operations in the future. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the years ended December 31, 2016 and 2015 include the useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation of derivative liabilities, and the fair value of assets acquired and liabilities assumed in the subsequent event business acquisition.

Concentrations

Generally, the Company relies on one vendor as a single source of raw materials to produce certain components of its cancer treatment products. The Company believe that other vendors are available to supply these materials if the Company cannot obtain these materials from its single source vendor.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments and fair value measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2016. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions.

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

The carrying amounts reported in the consolidated balance sheets for cash, due from and to related parties, prepaid expenses, line of credit payable, accounts payable and accrued liabilities, approximate their fair market value based on the short-term maturity of these instruments. The Company accounts for certain instruments at fair value using level 3 valuation.

	At December 31, 2016			At December 31, 2015
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$402,055	—	—	—

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at December 31, 2015	$-
Initial measurement of derivative liabilities reflected as debt discount	320,961
Initial measurement of derivative liabilities reflected in derivative expense	260,479
Reclassification of derivative liability to gain on extinguishment of debt	(65,047)
Change in fair value included in derivative expense	(114,338)
Balance at December 31, 2016	$402,055

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

Cash and cash equivalent

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At December 31, 2016 and 2015, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. At December 31, 2015, cash in bank exceeded federally insured limits. There were no balances in excess of FDIC insured levels as of December 31, 2016. The Company has not experienced any losses in such accounts through December 31, 2016 and 2015.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property and equipment

Property are stated at cost and are depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are depreciated over the shorter of the useful life or lease term including scheduled renewal terms. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

Derivative liabilities

The Company has certain financial instruments that are embedded derivatives associated with capital raises. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 810-10-05-4 and 815-40. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to income or expense as part of gain or loss on extinguishment.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2016 and 2015, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2011. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2016.

 Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred. For the years ended December 31, 2016 and 2015, research and development costs were $94,383 and $85,323, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, are recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the consolidated financial statements accordingly.

Basic and diluted loss per share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock warrants (using the treasury stock method). These common stock equivalents may be dilutive in the future. All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	December 31, 2016	December 31, 2015
Total stock warrants	3,304,872	2,694
Convertible debt	2,333,333	-

Related parties

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal with if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

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

In August 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern that will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The new standard defines substantial doubt and provides example indicators. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. This standard is effective for public entities for annual periods ending after December 15, 2016. Earlier application of this standard is permitted. This standard is not expected to have a material effect on our consolidated financial position, consolidated results of operations and cash flows.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance in ASC Topic 740, Income Taxes, which requires entities to separately present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-17 did not have any effect of the Company’s consolidated financial statements.

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

On March 30, 2016, the FASB issued ASU No. 2016-09 (“ASU 2016-09”) to amend the accounting guidance for share-based payment accounting. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016 and early adoption is permitted. The adoption of ASU 2016-09 did not have any effect of the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

At December 31, 2016 and 2015, property and equipment consisted of the following:

	Useful Life	2016	2015
Leasehold improvements	5 Years	$23,976	$23,976
Less: accumulated depreciation		(14,372)	(13,274)
Property and equipment, net		$9,604	$10,702

For the years ended December 31, 2016 and 2015, depreciation and amortization expense amounted to $1,098 and $274, respectively.

NOTE 4 – LINE OF CREDIT

In October 2014, ONC entered into a $100,000 revolving promissory note (the “Revolving Note”) with Regions Bank (the “Lender”). The unpaid principal balance of the Revolving Note is payable on demand and any unpaid principal and interest is payable due not later than October 27, 2017, is secured by deposits located at the Lender, and bears interest computed at a variable rate of interest which is equal to the Lender’s prime rate plus 1.7% (5.45% and 5.20% at December 31, 2016 and 2015, respectively). ONC will pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may, at any time or from time to time, prepay the Revolving Note in whole or in part without penalty.

At December 31, 2016 and 2015, the Company had $99,741 and $49,708, respectively, in borrowings outstanding under the Revolving Note with $259 and $50,292, respectively, available for borrowing under such note. The weighted average interest rate during the years ended December 31, 2016 and 2015 was approximately 5.20% and 5.20%, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 5 – CONVERTIBLE DEBT

On May 23, 2016, the Company entered into a $40,000 convertible promissory note (the “Convertible Note”) with Crown Bridge Partners, LLC (“Crown”). The unpaid principal and interest was payable no later than May 22, 2017 and bears interest computed at a rate of interest which is equal to 8.0% per annum. The Company may prepay any amount outstanding under the Convertible Note by making a payment to Crown of an amount in cash equal to the principal amount multiplied by a prepayment penalty percentage. Crown was entitled, at their option, at any time after the issuance of the Convertible Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock. The Conversion Price was the Variable Conversion Price (“VCP”) as defined in the Convertible Note and subject, in each case, to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events. VCP means 58% multiplied by the “Market Price”, which is calculated as the lowest trading price, as defined, for the Company’s common stock during the twenty trading day period ending on the last complete trading day prior to the conversion date. On November 23, 2016, the Company repaid this Convertible Note by paying the principal amount outstanding of $40,000, all accrued interest due, and a prepayment penalty aggregating $62,000. In connection with the repayment of this Convertible Note, the Company recorded a gain from extinguishment of debt of $44,625.

On November 23, 2016 (the “Original Issue Date”), the Company entered into and closed on the transaction set forth in an Amended and Restated Securities Purchase Agreement (the “Securities Purchase Agreement”) it entered into with three institutional investors (the “Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Securities Purchase Agreement, the Company issued upon closing to the Purchasers for an aggregate subscription amount of $350,000: (i) 14.29% Original Issue Discount 10% Senior Secured Convertible Notes (the “Notes”); and (ii) warrants (the “Warrants”) to purchase 2,333,334 shares of the Company’s common stock at an exercise price of $0.175 (subject to adjustments under certain conditions as defined in the Warrants) which are exercisable for a period of five years from the Original Issue Date. The aggregate principal amount of the Notes is $350,000 and the Company received $300,000 after giving effect to the original issue discount of $50,000. The Notes bear interest at a rate equal to 10% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the Notes)), have a maturity date of July 23, 2017 and are convertible (principal, and interest) at any time after the issuance date of the Notes into shares of the Company’s Common Stock at a conversion price equal to $0.15 per share (subject to adjustment as provided in the Note), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the Note shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the Common Stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The Notes provide for two amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 120% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 125% of the applicable amortization payment. The Notes may be prepaid at any time until the 180th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the three months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the Notes and accrued and unpaid interest during months four through six following the Original Issue Date. In order to prepay the Notes, the Company shall provide 20 Trading Days prior written notice to the Holder, during which time the Holder may convert the Notes in whole or in part at the Conversion Price.

The Convertible Note and Notes contain certain covenants, such as restrictions on the incurrence of indebtedness, creation of liens, payment of restricted payments, redemptions, payment of cash dividends and the transfer of assets. The Convertible Note and Notes also contains certain adjustment provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. The conversion price is also subject to adjustment if the Company issues or sells shares of its common stock for a consideration per share less than the conversion price then in effect, or issue options, warrants or other securities convertible or exchange for shares of its common stock at a conversion or exercise price less than the conversion price of the Notes then in effect. If either of these events should occur, the conversion price is reduced to the lowest price at which these securities were issued or are exercisable. The Company granted the Purchasers certain rights of first refusal on future offerings by the Company for as long as the Purchasers hold the Notes. In addition, subject to limited exceptions, the Purchasers will not have the right to convert any portion of the Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The Purchaser may increase or decrease this ownership limitation to any percentage not exceeding 9.99% upon 61 days prior written notice to the Company.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 5 – CONVERTIBLE DEBT (continued)

The Warrants are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the Warrants. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the Warrants is also subject to full ratchet price adjustment if the Company sells or grants any option to purchase, sell or re-price any common stock or common stock equivalents, as defined, at an exercise price lower than the then-current exercise price of the Warrant with the exception for certain exempted issuances and subject to certain limitations on the reduction of the exercise price as provided in the Warrants. In the event of a fundamental transaction, as described in the Warrants and generally including any reorganization, recapitalization or reclassification of the Common Stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the outstanding Common Stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the outstanding Common Stock, the holders of the Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Warrants immediately prior to such fundamental transaction; provided that upon the occurrence of certain fundamental transactions, the holder can require the Company to purchase the Warrant for cash at a price equal to the higher of the Black Scholes Value of the unexercised portion of the Warrant or difference between the cash per share paid in the fundamental transaction and the exercise price per share. The holder of Warrants will not have the right to exercise any portion of the Warrant if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants. In connection with the Company’s obligations under the Notes, the Company entered into a Security Agreement, Pledge Agreement and Subsidiary Guaranty with Calvary Fund I LP, as agent, pursuant to which the Company granted a lien on all assets of the Company (the “Collateral”) excluding permitted indebtedness which includes a first lien held by Regions Bank in connection with the $100,000 revolving promissory note entered into with Regions Bank in October 2014, for the benefit of the Purchasers, to secure the Company’s obligations under the Notes. Upon an Event of Default (as defined in the Notes), the Purchasers may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

In connection with the issuance of the Convertible Note and Notes above, the Company determined that the terms of the Convertible Note and Notes included a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception.

Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments and the Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives and Warrants were determined using the Binomial valuation model. On the initial measurement date, the fair values of the embedded conversion option derivative and warrant derivative of $581,440 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Convertible Note of $36,000 and the Notes of $284,961 with the remainder of $260,479 charged to current period operations as initial derivative expense. At the end of each period, the Company revalued the embedded conversion option and warrants derivative liabilities. For the year ended December 31, 2016, aggregate derivative expense from changes in fair value of derivative liabilities and the initial derivative expense amounted to $146,141, which is recorded as a component of other income/(expense) on the accompanying consolidated statements of operations.

During the year ended December 31, 2016, the fair value of the derivative liabilities was estimated using the Binomial valuation model with the following assumptions:

Dividend rate	0
Term (in years)	0.58 to 5.0 years
Volatility	190.73% to 210.78%
Risk-free interest rate	0.63% to 1.83%

For the year ended December 31, 2016 and 2016, amortization of debt discounts related to this Convertible Note and the Notes amounted to $94,688 and $0, respectively, which has been included in interest expense on the accompanying consolidated statements of operations.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 5 – CONVERTIBLE DEBT (continued)

At December 31, 2016 and 2015, the convertible debt consisted of the following:

	December 31, 2016	December 31, 2015
Principal amount	$350,000	$-
Less: unamortized debt discount	(295,312)	-
Convertible note payable, net	$54,688	$-

At December 31, 2016, and 2015, the Company had $350,000 and $0, respectively, in borrowings outstanding under the Notes. The weighted average interest rate during the year ended December 31, 2016 was approximately 9.0%.

NOTE 6 – RELATED PARTY TRANSACTIONS

Due from/(to) related parties

From time to time, the Company receives working capital advances from and makes working capital advances to The Sallie Astor Burdine Breast Foundation (the “Foundation”), a not-for-profit foundation where the Company’s chief executive officer was a Board member until March 17, 2017. The advances are non-interest bearing and are payable on demand. A final balance due to the Company of $2,244 was written off at December 31, 2016.

From time to time, the Company receives advances from and repays such advances to the Company’s chief executive officer and chief financial officer for working capital purposes. The advances are non-interest bearing and are payable on demand.

For the year ended December 31, 2016 and 2015, due from/(to) related parties activity consisted of the following:

	Foundation	CEO	CFO	Total
Balance due from (to) related parties at December 31, 2014	$(46,100)	$-	$-	$(46,100)
Working capital advances received	(48,350)	(7,500)	(4,600)	(60,450)
Repayments made	97,650	13,400	13,300	124,350
Balance due from (to) related parties at December 31, 2015	3,200	5,900	8,700	17,800
Working capital advances made	5,094	-	3,795	8,889
Working capital advances received	-	(55,500)	-	(55,500)
Repayments made	-	50,500	-	50,500
Amounts deemed uncollectible and expensed	(2,244)	-	-	(2,244)
Repayments received	(6,050)	(5,900)	(12,495)	(24,445)
Balance due from (to) related parties at December 31, 2016	$-	$(5,000)	$-	$(5,000)

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

On September 2, 2015, in connection with the Exchange, the Company issued 1,000,000 shares of the Company’s Series A Preferred Stock, representing 100% of the outstanding series A Preferred. Of these shares, 500,000 were issued to our Chief Executive Officer and 500,000 shares were issued to one of the members of the Company’s Board of Directors.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

Common stock issued for services

On November 18, 2015, the Company issued 60,000 vested shares of common stock valued at $.30 per common share or $18,000 to a director for services to be rendered on the Company’s board of directors. The shares were valued at the most recent cash price paid of $.30 per share. In connection with these shares, the Company recorded stock-based compensation of $18,000.

On January 1, 2016, the Company issued 60,000 vested shares of common stock valued at $.30 per common share or $18,000 to a director for services to be rendered on the Company’s board of directors. The shares were valued at the most recent cash price paid of $.30 per share. In connection with these shares, the Company recorded stock-based compensation of $18,000.

On May 13, 2016, the Company entered into a six-month consulting agreement for business development services, Pursuant to the agreement, the Company shall pay the consultant a monthly fee of $4,000 beginning on May 15, 2016 and, thereafter, on the fifteenth day of each month. In addition, the Company issued the consultant and/or its affiliates 200,000 shares of the Company’s common stock. The common shares were valued at the most recent quoted trading price of $0.34 per share or $68,000. In connection with these shares, the Company recorded stock-based consulting expense of $68,000 which was amortized over the service period. If the Company chooses to extend the agreement, the Company shall pay the consultant a monthly fee of $7,500 beginning on November 15, 2016 and, thereafter, on the first of each month and the Company shall issue to the consultant 100,000 Shares of the Company’s common stock. Beginning November 2016, the Company negotiated the monthly cash fee to $5,000 per month and is currently negotiating the number shares issuable. As of December 31, 2016, the shares have not been issued and the Company value such shares issuable on the grant date of November 15, 2016 based on the quoted fair market value of shares issuable of $0.153 per common share and recorded consulting fees and accrued liabilities of $15,300.

Common stock purchase agreement

On October 20, 2015, the Company entered into a common stock purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right to sell to, and Lincoln Park is obligated to purchase, up to $10.1 million in amounts of shares, as described below, of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period commencing on the date that a registration statement, which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed which occurred on December 15, 2015. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 100,000 shares of Common Stock on any business day (such purchases, “Regular Purchases”), provided that at least one business day has passed since the most recent purchase, and provided, however that Lincoln Park’s committed obligation under any single Regular Purchase shall not exceed $50,000, provided that the amount the Company may sell to Lincoln Park under a single Regular Purchase may increase under certain circumstances as described in the Purchase Agreement but in no event will the amount of a single Regular Purchase exceed $500,000. The purchase price of shares of Common Stock related to the future funding will be based on a formula tied to the prevailing market prices of such shares at the time of sales. In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a Regular Purchase the closing sale price of the Common Stock is not below the threshold price as set forth in the Purchase Agreement. The Company’s sales of shares of Common Stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 4.99% of the then outstanding shares of the Common Stock.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

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

In November 2015, pursuant to the Purchase Agreement, the Company issued 333,334 shares for $100,000 with net proceeds of $95,000 after $5,000 in offering costs and issued 1,000,000 shares of common stock to Lincoln Park as a commitment fee. The 1,000,000 shares were value at $300,000 or $0.30 per common share based on the sale price per share under the Purchase Agreement. In connection with the issuance of the commitment shares, the Company recorded offering costs of $300,000 by reducing net proceeds received under the Purchase Agreement by $95,000 and for the year ended December 31, 2015, the Company recorded offering cost expense of $205,000 which is reflected on the accompanying consolidated statement of operations.

From July 2016 to December 31, 2016, pursuant to the Purchase Agreement with Lincoln Park dated October 20, 2015, the Company issued an aggregate of 1,400,000 shares of its common stock to Lincoln Park for net proceeds of $191,850 and a subscription receivable of $11,190 which was collected in January 2016.

Common stock issued for cash

In December 2015, pursuant to stock subscription agreements, the Company issued 4,221,085 shares of its common stock to investors for cash proceeds of $1,266,523.

During the year ended December 31, 2016, pursuant to stock subscription agreements, the Company issued 102,341 shares of its common stock to investors for cash proceeds of $51,926.

During the year ended December 31, 2016, pursuant to unit subscription agreements, the Company issued 1,937,696 shares of its common stock and 968,844 five-year warrants to purchase common shares for $0.30 per common share to investors for cash proceeds of $279,462 and a subscription receivable of $11,190 which was collected prior to issuance of this report.

Warrants

Warrant activities for the year ended December 31, 2016 and 2015 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2014	2,694	$69.60
Granted	-	-
Balance Outstanding December 31, 2015	2,694	69.60
Granted	3,302,178	0.21
Balance Outstanding December 31, 2016	3,304,872	$0.27	4.82	$-
Exercisable, December 31, 2016	3,304,872	$0.27	4.87	$-

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 8 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2016 and 2015 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

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

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2016 and 2015 were as follows:

	Years Ended December 31,
	2016	2015
Income tax benefit at U.S. statutory rate of 34%	$(685,000)	$(337,000)
State income tax benefit	(161,000)	(79,000)
Non-deductible expenses	112,000	7,000
Income tax effect during LLC period	-	36,000
Change in valuation allowance	734,000	373,000
Total provision for income tax	$-	$-

The Company’s approximate net deferred tax assets as of December 31, 2016 and 2015 were as follows:

	December 31, 2016	December 31, 2015
Deferred Tax Assets:
Net operating loss carryforward	$1,107,000	$373,000
Total deferred tax assets	1,107,000	373,000
Valuation allowance	(1,107,000)	(373,000)
Net deferred tax assets	$-	$-

The estimated net operating loss carryforward was approximately $2,636,000 at December 31, 2016. The Company’s net operating loss carryforward acquired in the Combination were limited on the usage of such net operating loss carryforwards due to a change in ownership in accordance with Section 382 of the Internal Revenue Code. The Company provided a valuation allowance equal to the net deferred income tax asset for the year ended December 31, 2016 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the valuation allowance was $734,000 from the year ended December 31, 2016. The potential tax benefit arising from tax loss carryforwards will expire in 2036.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2014, 2015 and 2016 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 9 – COMMITMENTS AND CONTINCENGIES

Lease

Effective September 1, 2015, the Company leases its facilities under non-cancelable operating leases. The Company has the right to renew certain facility leases for an additional five years. Rent expense was $44,857 and $14,734 for the years ended December 31, 2016 and 2015, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2016 are as follows:

Years ending December 31,	Amount
2017	36,800
2018	37,333
2019	38,400
2020	25,600
Total minimum non-cancelable operating lease payments	$138,133

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

Future minimum commitment payments under employment agreements at December 31, 2016 are as follows:

Years ending December 31,	Amount
2017	475,000
2018	475,000
2019	39,600
Total minimum commitment employment agreement lease payments	$989,600

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 10 - SUBSEQUENT EVENTS

Common stock issued

On February 27, 2017, the Company issued 150,000 shares of common stock to an employee as a bonus for services to the Company. The shares were valued at the most recent cash price paid of $0.075 per share. In connection with these shares, the Company recorded stock-based compensation of $11,250.

From January 1, 2017 to March 31, 2017, pursuant to a stock purchase agreement with Lincoln Park dated October 20, 2015, whereby we have the right to sell to, and Lincoln Park is obligated to purchase, up to $10.1 million in amounts of shares of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period, the Company issued 900,000 shares of its common stock to Lincoln Park for net proceeds of $176,617.

From April 1, 2017 to April 12, 2017, pursuant to a stock purchase agreement with Lincoln Park dated October 20, 2015, whereby we have the right to sell to, and Lincoln Park is obligated to purchase, up to $10.1 million in amounts of shares of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period, the Company issued 400,000 shares of its common stock to Lincoln Park for net proceeds of $99,667.

From January 2017 to April 5, 2017, pursuant to unit subscription agreements, the Company issued 8,253,136 shares of its common stock and 4,126,568 five-year warrants to purchase common shares for an exercise price of $0.30 per common share to investors for cash proceeds of $618,983 or $0.075 per share.

Series B preferred stock

On March 7, 2017, the Company filed a certificate of designation, preferences and rights of Series B preferred stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to designate 7,892,000 shares of its previously authorized preferred stock as Series B preferred stock, par value $0.0001 per share and a stated value of $0.0001 per share. The Certificate of Designation and its filing was approved by the Company’s board of directors without shareholder approval as provided for in the Company’s articles of incorporation and under Nevada law.

The holders of shares of Series B preferred stock are entitled to dividends or distributions share for share with the holders of the Common Stock, if, as and when declared from time to time by the Board of Directors. The holders of shares of Series B preferred stock have the following voting rights:

●	Each share of Series B preferred stock entitles the holder to 100 votes on all matters submitted to a vote of the Company’s stockholders.

●	Except as otherwise provided in the Certificate of Designation, the holders of Series B preferred stock, the holders of Company common stock and the holders of shares of any other Company capital stock having general voting rights and shall vote together as one class on all matters submitted to a vote of the Company’s stockholders; and

●	Commencing at any time after the date of issuance of any shares of the Series B Preferred Stock (the “Issuance Date”) and upon the earliest of the occurrence of (i) a holder of the Series B Preferred Stock owning, directly or indirectly as a beneficiary or otherwise, shares of Common Stock which are less than 5.0% of the total outstanding shares of Common Stock, (ii) the date a holder of the Series B Preferred Stock is no longer an employee of the Company or any of its subsidiaries or (iii) five years after the Issuance Date, the Company shall have the right to redeem all of the then outstanding Series B Preferred Stock held by such holder at a price equal to the Stated Value (the “Redemption Price”). The Series B Preferred Stock which is redeemed as provided for in the Certificate of Designations shall be returned to the Company (and, if not so returned, shall automatically be deemed canceled). The Redemption Price shall be mailed to such holder at the holder’s address of record, and the Series B Preferred Stock owned by such holder shall be canceled.

In the event of the voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up of the Corporation, the holders of the Series B Preferred Stock shall be entitled to receive, share for share with the holders of shares of Common Stock and Series A Preferred Stock, all the assets of the Corporation of whatever kind available for distribution to stockholders, after the rights of the holders of the Series A Preferred Stock have been satisfied.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 10 - SUBSEQUENT EVENTS (continued)

Acquisition of Vitel

Om March 10, 2017 (the “Closing Date”), the Company completed the acquisition of 100% of the issued and outstanding capital stock of Vitel Laboratorios, S.A. de C.V., a Mexican variable stock corporation (“Vitel”) from its shareholders Manuel Cosme Odabachian and Carlos Fernando Alaman Volnie (collectively, the “Vitel Stockholders”) pursuant to the terms and conditions of a Contribution Agreement to the Property of Trust F/2868 entered into among the Company and the Vitel Stockholders on the Closing Date (the “Contribution Agreement”). Vitel is a revenue-stage Mexico-based pharmaceutical company that develops and commercializes specialty drugs in MALA.

The Company acquired Vitel for the purpose of commercializing the Company’s PROSCAVAX vaccine technology and cancer technologies in MALA and to utilize Vitel’s distribution network and customer and industry relationships.

Pursuant to the terms of the Contribution Agreement, the Company issued 61,158,013 shares of its common stock and 5,000,000 shares of Series B preferred stock to Banco Actinver, S.A., in its capacity as Trustee (the “Trustee”) of the Irrevocable Management Trust Agreement Trust No. 2868 (the “Trust Agreement”) for the benefit of the Vitel Stockholders in exchange for 100% of the issued and outstanding capital stock of Vitel (the “Vitel Shares”). The Common Stock and Series B Preferred will be held by Trustee for the benefit of the Vitel Stockholders as provided for in the Trust Agreement and 98% of the Vitel Shares are held by the Trustee for the benefit of the Company as provided for in the Trust Agreement and 2% of the Vitel Shares were transferred to the Company. Vitel became a wholly owned subsidiary of the Company as of the Closing Date as the Company has full control of the Vitel Shares through the Trust. In addition, the Company issued 2,892,000 shares of Series B Preferred to Jonathan F. Head, Ph. D, the Company’s Chief Executive Officer and a member of the Board of Directors of the Company (the “Board of Directors”) as provided for in the Contribution Agreement. The Series B preferred stock issued to Dr. Head and were determined to have nominal value of $289 or $.0001 per shares and was recorded as compensation expense.

To induce the Vitel Stockholders to enter into the Contribution Agreement and as a condition to close the transactions set forth in that agreement, the Company, the Vitel Stockholders, Dr. Head and Andrew A. Kucharchuk, the Company’s President, Chief Financial Officer and a Director also entered into the following agreements as of the Closing Date or perform the following actions (i) a Stockholder’s Agreement among the Company, Dr. Head, Mr. Kucharchuk, Mr. Cosme and Mr. Alaman dated as of the Closing Date (the “Stockholders’ Agreement”); (ii) the Trust Agreement; (iii) the Company, Vitel and the Vitel Stockholders entered into employment agreements with Messrs. Cosme and Alaman; (iv) the Company and Dr. Head and Mr. Kucharchuk entered into amendments to the employment agreements with, and stock option awards to, Dr. Head and Mr. Kucharchuk; (v) the Company, Dr. Head, Mr. Kucharchuk and the Vitel Stockholders agreed to consent to an amendment to the Company’s Articles of Incorporation and bylaws; (vi) and to elect Mr. Cosme, Mr. Alaman, Dr. Head and Mr. Kucharchuk as directors of Vitel and such directors to elect Mr. Cosme, Mr. Alaman, Dr. Head and Mr. Kucharchuk as officers of Vitel.

The Stockholders Agreement

The following is a summary of Stockholders Agreement.

The Vitel Stockholders and the Company established a trust pursuant to the Trust Agreement described below. Mr. Cosme and Mr. Alaman each contributed, assigned and transferred to the Company ownership of, and title over, one share of the capital stock of Vitel (the “Vitel Shares”) and Mr. Cosme and Mr. Alaman contributed, assigned and transferred to the Trustee (as defined in the Trust Agreement”) ownership of, and title over, the remaining 98 Vitel Shares for the benefit of the Company pursuant to the terms and conditions of the Trust Agreement. The Company contributed, assigned and transferred to the Trustee ownership of, and title over, 61,158,013 newly-issued shares of Common Stock and 5,000,000 newly-issued shares of Series B Preferred Stock with 100 votes per share (collectively, the “OBM Shares”), for the benefit of Mr. Cosme and Mr. Alaman pursuant to the terms and conditions of the Trust Agreement. The OBM Shares held by the Trust have not been and will not be registered under the Securities Act of 1933, as amended, (“Securities Act”) and are restricted securities under the Securities Act and the rules and regulations promulgated thereunder and are subject to the restrictions on transfer contained in Article 4 of the Shareholders’ Agreement.

Corporate Rights. The corporate rights resulting from the Vitel Shares contributed to the Trust will be exercised by the Trustee pursuant to the written instructions it receives from the Company. For such purposes, and pursuant to the bylaws of Vitel, the Company shall have the authority to instruct the Trustee regarding exercising any corporate rights it may be entitled to in its capacity as the majority Vitel shareholder

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 10 - SUBSEQUENT EVENTS (continued)

Composition of the Board of Directors. The Stockholders’ Agreement permits the Vitel Stockholders to appoint one member to the Board of Directors, one designated by Dr. Head and Mr. Kucharchuk (the “Management Designee”), and two independent directors shall be designated jointly by Dr. Head and Mr. Kucharchuk (the “Management Stockholders”) on the one hand, and the Vitel Stockholders, on the other, and the Management Stockholders or the Management Designee and the Vitel Stockholders or the Vitel Designee shall jointly appoint, as soon as practicable, an independent fifth member of the Board of Directors.

Board of Directors Resolutions. The Stockholders’ Agreement requires the Board of Directors to adopt any and all resolutions with a vote from a majority of its members, provided that for any “Major Decision” as defined in the Stockholders’ Agreement, either the Vitel Designee or the Management Designee shall vote in favor of adopting the corresponding resolution. In the event of a deadlock amongst the members of the Vitel Board of Directors, the Board of Directors shall cast the deciding vote to resolve the deadlock amongst the board members of Vitel with a vote from a majority of its members.

Restrictions on Transfer. Generally, the Stockholders may not at any time, except as discussed below, transfer their respective Company Securities (x) to any of their Affiliates, their spouse, children, grandchildren, parents, sisters, brothers, nieces, nephews or any other relative within the second degree of kindred or a trust or other entity under a Stockholder’s control (the “Permitted Transferees”), or (y) with the prior consent of the other Stockholders which are also a party hereto, or (z) as otherwise permitted under the Stockholders’ Agreement (each, a “Permitted Transfer”), in the understanding that (1) each Management Stockholder will be considered a Permitted Transferee with respect to each other and each Vitel Stockholder will be considered a Permitted Transferee with respect to each other, (2) transfers by the Stockholders that are a party hereto resulting from their death shall be considered a Permitted Transfer, and (3) any Stockholder that is a party hereto may act individually in regards to the rights provided for in the Stockholders’ Agreement.

Right of First Refusal. In the event a Stockholder that is a party to the Stockholders’ Agreement wishes to transfer its Company Securities (other than a transfer which is part of an acquisition or strategic transaction approved by the directors of the Company as a Major Decision), the other non-transferring Stockholders that are also a party to the Stockholders’ Agreement shall have the irrevocable right of first refusal to purchase that shares of the selling shareholder.

Right of Co-Sale (Tag Along). In the event that any stockholder who is a party to the Stockholders’ Agreement or group of such stockholders intends to accept an offer (either solicited or unsolicited) from any third party to acquire or otherwise transfer Company Securities (as defined in the Stockholders’ Agreement), representing at least 20% of the outstanding Company Securities, on a fully diluted basis, the selling stockholder shall give an offer notice in writing to the other stockholders of the Company who are a party to the Stockholders’ Agreement, with a copy to the Company, containing the terms and conditions of such offer received from the interested third party. Each such stockholder shall have the right to participate in such offer by selling the pro rata proportion of its Company Securities pursuant to such offer to acquire or otherwise Transfer Company Securities (as defined in the Stockholders’ Agreement).

Drag Along. In the event a stockholder who is a party to the Stockholders’ Agreement or group of such stockholders representing at least 32% (thirty two per cent) of the outstanding Company Securities, on a fully diluted basis, intends to accept an offer from any third party to acquire or otherwise Transfer Company Securities, representing at least 50% of the outstanding Company Securities, on a fully diluted basis, and the transaction is approved by the Board of Directors as a Major Decision, then each such stockholder shall be obligated to sell its Company Securities pursuant to the offer to purchase. In case the drag along provision included herein is enforced, all the stockholders participating in such sale shall receive the same terms and conditions of sale based on their respective holdings of Company Securities and shall otherwise be treated equally based on such ownership interest.

Termination. The Stockholders’ Agreement terminates upon the earlier of the following: (i) three years as of the Closing Date; (ii) in connection with any Shareholder, whenever such Shareholder directly or indirectly owns less than 5% of the fully diluted shares of the Company; or (iii) upon the consummation of a Liquidation Event (as defined in the Stockholders’ Agreement).

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 10 - SUBSEQUENT EVENTS (continued)

Effective as of March 10, 2017, Mr. Cosme, Mr. Alaman and the Company entered into the Irrevocable Management Trust Agreement Number F/2868 between Mr. Cosme, Mr. Alaman, the Company and the Trustee (the “Trust Agreement”) for the purpose of establishing a trust to hold the OBM Shares and 98 shares of Vitel’s capital stock which were transferred to Trustee pursuant to the Trust Agreement, in addition to other property the beneficiaries may elect to contribute to the trust. The trust structure of this acquisition transaction was established in order to provide certain income tax benefits to the seller pursuant to Mexican tax law.

In connection with the acquisition, the Company issued 61,158,013 restricted shares of its common stock valued at $4,586,851, based on the acquisition-date fair value of our common stock of $.075 per share based on recent sales of the Company’s common stock pursuant to unit subscription agreements and 5,000,000 shares of Series B preferred stock which primarily gives the holder voting rights and were determined to have nominal value of $500.

The fair value of the assets acquired and liabilities assumed were based on management estimates of the fair values on March 10, 2017. Based upon the purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$39,144
Accounts receivable	187,502
Recoverable taxes	50,263
Other current assets	2,675
Property and equipment	493
Goodwill and other intangible assets	4,737,389
Total assets acquired at fair value	5,017,466

Accounts payable and accrued expenses	423,891
Payroll taxes	6,224
Total liabilities assumed	430,115

Total purchase consideration	$4,587,351

The assets acquired and liabilities assumed are recorded at their estimated fair value on the acquisition date with subsequent changes recognized in earnings or loss. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business combination date. As a result, during the purchase price measurement period, which may be up to one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the purchase price measurement period, the Company will record adjustments to assets acquired or liabilities assumed in operating expenses in the period in which the adjustments were determined.

The purchase price exceeded the fair value of the net assets acquired by approximately $4,737,389, which shall be recorded as goodwill or other intangible assets pending the Company analysis of the fair values. The fair value of intangible assets may be based upon the discounted cash flow method that involves inputs that are not observable in the market (Level 3). Goodwill assigned represents the amount of consideration transferred in excess of the fair value assigned to identifiable assets acquired and liabilities assumed. Any goodwill recorded is not expected to be deductible for U.S. income tax purposes.

The Company shall record acquisition and transaction related expenses in the period in which they are incurred. Acquisition and transaction related expenses primarily consist of legal, accounting and other fees of third parties related to the acquisition.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 10 - SUBSEQUENT EVENTS (continued)

Employment agreements

On March 10, 2017, Vitel entered into employment agreements with each of Messrs. Cosme and Alaman who were the sellers of Vitel. Mr. Cosme was appointed as Vitel’s General Manager of Global Operations and Mr. Alaman was appointed as its Chief Operations Officer. Both of Messrs. Cosme and Alaman will be responsible for, supervising, managing, planning, directing and organizing the activities of the Vitel and will be its two most senior executive officers reporting to Vitel’s Board of Directors with all other employees of Vitel reporting directly or indirectly to them.

Each of the agreements provides for a base salary of $187,500, annual bonuses and other compensation as required under Mexican Federal Labor Law and an annual bonus target of 50% of salary based on performance objectives to be established by the Company’s Board of Directors annually. In addition, Messrs. Cosme and Alaman are entitled to a $500 monthly car allowance, health insurance reimbursement of up to $5,000 per year and other benefits required under Mexican law. The employment agreement also contains a non-compete provision prohibiting them from engaging in business activities that compete with Vitel’s current business and allows them to continue to operate their ongoing pharmaceuticals business so long as such business does not interfere with their duties to Vitel under their respective employment agreements. In addition, if Messrs. Cosme and Alaman seek to pursue any future business opportunities that do not interfere with their obligations to Vitel, they are required to notify the Company and provide it with a notice and an opportunity to participate in such opportunity.

The employment agreements may be terminated upon the employee’s death or disability, and with or without cause. In the event Vitel terminates either of Messrs. Cosme and Alaman’s employment upon their death or disability, for cause (as defined in the employment agreement) or if either of them should resign without cause, the person resigning is entitled to payment of their base salary through the date of termination and certain severance payments they are legally entitled to receive under Mexican Federal Labor Law. At Vitel’s option, it may terminate their employment without cause or the employee may terminate the agreement for good cause (as defined in the agreement) in which event the person terminated is entitled to (i) the equivalent amount of the corresponding severance payment set forth in the Mexican Federal Labor Law for an unjustified dismissal, or if greater (ii) the equivalent amount of up to three years’ gross salary and certain amounts mandated under Mexican labor laws, depending on the date of termination less the number of months elapsed after March 10, 2017. The severance payment shall be paid in equal monthly installments over the remaining term so long as the employee is in compliance with the non-compete provisions provided for in the employment agreement.

The Company is a guarantor of Vitel’s obligations under the employment agreements. The employment agreements do not represent additional purchase consideration.

Amendment to employment agreements and stock options

On March 10, 2017, the non-management members of the Board of Directors determined that it was in the best interests of the Company to reward the Company’s chief executive officer and chief financial officer of the Company by amending their employment agreements and awarding them stock options in order to provide incentives to retain and motivate them in their roles with the Company. The Company amended each of the February 2, 2016 employment agreements of the Company’s chief executive officer and chief financial officer to extend the term to March 9, 2020 and to provide for 100% vesting of any unvested portion of any outstanding equity, or equity-based award granted to them by the Company upon termination of their respective employment agreements without cause, as a result of a breach of the agreement by the Company or upon their respective death or disability.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 and 2015

NOTE 10 - SUBSEQUENT EVENTS (continued)

The stock option award included options for each of them to purchase 2,000,000 shares (the “Stock Options”) of Common Stock at an exercise price of $0.25 per share. One-third of the Stock Options vest on March 10, 2017, March 10, 2018, and March 10, 2019, respectively, and are exercisable at any time after vesting until 10 years after the grant date. The Stock Options vest so long as the optionee remains an employee of the Company or a subsidiary of the Company on the vesting dates (except as otherwise provided for in the employment agreement between the Company and the optionee).

The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 203.4%; risk-free interest rate of 2.58%; and, an estimated holding period of 10 years. In connection with these options, the Company valued these options at a fair value of $299,381 and will record stock-based compensation expense over the vesting period.

