Form 10-Q
period 2017-03-31
OncBioMune Pharmaceuticals, Inc
filed 2017-05-22
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 60,207,846 shares as of May 22, 2017.

ONCBIOMUNE PHARMACEUTICALS, INC.

Form 10-Q

March 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$142,547	$-
Accounts receivable	170,024	-
Inventories	52,603	-
Subscription receivable	25,237	11,190
Prepaid expenses and other current assets	69,679	30,119

Total Current Assets	460,090	41,309

OTHER ASSETS:
Property and equipment, net	8,899	9,604
Intangible assets	4,695,596	-
Security deposit	6,400	6,400

Total Assets	$5,170,985	$57,313

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Convertible debt, net	$185,937	$54,688
Line of credit	99,208	99,741
Bank overdraft	-	812
Accounts payable	649,633	213,616
Accounts payable - related parties	8,748	-
Accrued liabilities	128,925	108,034
Derivative liabilities	2,216,288	402,055
Due to related parties	6,444	5,000

Total Current Liabilities	3,295,183	883,946

Commitments and contingencies (Note 8)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 20,000,000 authorized;
Series A Preferred stock ($0.0001 par value; 1,000,000 shares authorized; 1,000,000 issued and outstanding at March 31, 2017 and December 31, 2016)	100	100
Series B Preferred stock ($0.0001 par value; 7,892,000 shares authorized; 7,892,000 and none issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	789	-
Common stock: $.0001 par value, 500,000,000 shares authorized; 131,135,661 and 60,807,846 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	13,114	6,081
Additional paid-in capital	7,791,170	2,310,037
Accumulated deficit	(5,925,499)	(3,142,851)
Accumulated other comprehensive loss	(3,872)	-

Total Stockholders’ Equity (Deficit)	1,875,802	(826,633)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,170,985	$57,313

See accompanying notes to unaudited condensed consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended
	March 31,
	2017	2016
	(Unaudited)	(Unaudited)

REVENUES	$14,391	$-

COST OF REVENUES	10,588	-

GROSS PROFIT	3,803	-

OPERATING EXPENSES:
Professional fees	414,389	127,003
Compensation expense	269,521	213,287
Consulting fees - related party	20,975	-
Research and development expense	31,914	30,086
General and administrative expenses - related party	7,842	-
General and administrative expenses	81,903	73,625

Total Operating Expenses	826,544	444,001

LOSS FROM OPERATIONS	(822,741)	(444,001)

OTHER INCOME (EXPENSE):
Interest expense	(139,880)	(339)
Derivative expense	(1,814,233)	-
Loss on foreign currency transactions	(5,794)	-

Total Other Income (Expense)	(1,959,907)	(339)

NET LOSS	$(2,782,648)	$(444,340)

COMPREHENSIVE LOSS:
Net loss	$(2,782,648)	$(444,340)

Other comprehensive loss:
Unrealized foreign currency translation loss	(3,872)	-

Comprehensive loss	$(2,786,520)	$(444,340)

NET LOSS PER COMMON SHARE - Basic and Diluted:	$(0.03)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	79,639,827	57,182,112

See accompanying notes to unaudited condensed consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	March 31,
	2017	2016
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,782,648)	$(444,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,923	275
Stock-based compensation	115,522	18,000
Amortization of debt discount	131,249	-
Derivative expense	1,814,233	-
Change in operating assets and liabilities:
Accounts receivable	16,224	-
Inventories	4,654	-
Due from related parties	-	10,750
Prepaid expenses and other current assets	15,292	(20,525)
Accounts payable	(420)	-
Accounts payable - related party	(1,708)	-
Accrued liabilities	14,838	78,183

NET CASH USED IN OPERATING ACTIVITIES	(670,842)	(357,657)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(715)	-
Cash received in acquisition	39,144	-

NET CASH USED IN INVESTING ACTIVITIES	38,429	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	965	-
Decrease in bank overdraft	(812)	-
Proceeds from line of credit	-	5,294
Payments to line of credit	(533)	(664)
Proceeds from sale of common stock, net of subscription receivable	772,035	46,801

NET CASH PROVIDED BY FINANCING ACTIVITIES	771,655	51,431

NET INCREASE (DECREASE) IN CASH	139,242	(306,226)

Effect of exchange rate changes on cash	3,305	-

CASH, beginning of period	-	672,769

CASH, end of period	$142,547	$366,543

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$339
Income taxes	$-	$-

Non-cash investing and financing activities:
Sale of common stock for subscription receivable	$25,237	$-

Liabilities assumed in acquisition	$433,947	$-
Less: assets acquired in acquisition	325,702	-
Net liabilities assumed	108,245	-
Fair value of shares for acquisition	4,587,351	-
Increase in intangible assets	$4,695,596	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

OncBioMune Pharmaceuticals, Inc. (the “Company,” “we,” “us” or “our”) is a biotechnology company specializing in innovative cancer treatment therapies. The Company has proprietary rights to a breast and prostate patent vaccine, as well as a process for the growth of cancer tumors. The Company’s mission is to improve the overall patient condition through innovative bio immunotherapy with proven treatment protocols, to lower deaths associated with cancer and reduce the cost of cancer treatment. The Company’s technology is safe, and utilizes clinically proven research methods of treatment to provide optimal success of patient recovery. We are also developing and commercializing specialty drugs in Mexico and other Latin American countries following our March 10, 2017 acquisition of Vitel Laboratorios, S.A. de C.V.

On March 10, 2017 (the “Closing Date”), the Company completed the acquisition of 100% of the issued and outstanding capital stock of Vitel Laboratorios, S.A. de C.V., a Mexican variable stock corporation (“Vitel”) from its shareholders Manuel Cosme Odabachian and Carlos Fernando Alaman Volnie (collectively, the “Vitel Stockholders”) pursuant to the terms and conditions of a Contribution Agreement to the Property of Trust F/2868 entered into among the Company and the Vitel Stockholders on the Closing Date (the “Contribution Agreement”). Vitel is a revenue-stage Mexico-based pharmaceutical company that develops and commercializes specialty drugs in MALA. The Company acquired Vitel for the purpose of commercializing the Company’s PROSCAVAX vaccine technology and cancer technologies in MALA and to utilize Vitel’s distribution network and customer and industry relationships. (See Note 3)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements include the financial statements of OncBioMune Pharmaceuticals, Inc. and its wholly-owned subsidiaries, OncBioMune, Inc., Vitel and Oncbiomune México, S.A. De C.V.. All significant intercompany accounts and transactions have been eliminated in consolidation

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the years ended December 31, 2016 and 2015 of the Company which were included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on April 17, 2017.

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, the Company had a net loss of $2,782,648 and $444,340 for the three months ended March 31, 2017 and 2016, respectively. The net cash used in operations were $670,842 and $357,657 for the three months ended March 31, 2017 and 2016, respectively. Additionally, the Company had an accumulated deficit of $5,925,499 and $3,142,851 at March 31, 2017 and at December 31, 2016, respectively, had a working capital deficit of $2,835,093 at March 31, 2017, and had minimal revenues since inception. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. On March 10, 2017, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Vitel. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending December 31, 2017. The Company will seek to raise capital through additional debt and/or equity financings to fund our operations in the future.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three months ended March 31, 2017 and 2016 include the valuation of accounts receivable, valuation of inventories, useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation of derivative liabilities, and the fair value of assets acquired and liabilities assumed in the business acquisition.

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

	At March 31, 2017			At December 31, 2016
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$2,216,288	—	—	402,055

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at December 31, 2016	$402,055
Change in fair value included in derivative expense	1,814,233
Balance at March 31, 2017	$2,216,288

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

Cash and cash equivalent

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At March 31, 2017 and December 31, 2016, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of March 31, 2017 and December 31, 2016. The Company has not experienced any losses in such accounts through March 31, 2017. Additionally, the Company maintains cash at financial institutions in Mexico. At March 31, 2017 and December 31, 2016, cash balances held in Mexico banks of $63,335 and $0, respectively, are uninsured.

Accounts receivable

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection. At March 31, 2017, based on a review of its outstanding balances, the Company has not established an allowance for doubtful accounts.

Inventories

Inventories, consisting of finished goods related to the Company’s products are stated at the lower of cost and net realizable value utilizing the first-in first-out (FIFO) method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves are recorded based on estimates.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

Basic and diluted earnings per share

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

	March 31, 2017	March 31, 2016
Stock warrants	10,475,895	2,694
Convertible debt	4,666,667	-
Stock options	4,000,000	-

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2017 and December 31, 2016, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2011. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of March 31, 2017.

Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and its U.S. subsidiary is the U.S. dollar and the functional currency of the Company’s subsidiaries located in Mexico is the Mexican Peso (“Peso”). For the subsidiaries whose functional currencies are the Peso, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the spot exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred. Additionally, transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates.

All of the Company’s revenue transactions are transacted in the functional currency of the operating subsidiaries. The Company did not enter into any material transactions in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of operations of the Company.

Asset and liability accounts at March 31, 2017 were translated at 18.7547 Pesos to $1.00, which was the exchange rates on the balance sheet date. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of operations for the three months ended March 31, 2017 was 20.2618 Pesos to $1.00. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

Recent accounting pronouncements

In August 2015, FASB issued ASU 2015-14, Deferral of the Effective Date, which amends ASC Topic 606, Revenue from Contracts with Customers. ASC Topic 606 was established by previously-issued ASU 2014-09, discussed below. For public business entities, the amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017. Early adoption of ASU 2014-09 is permitted. In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which established ASC Topic 606. The new revenue recognition standard eliminates all industry-specific guidance and provides a five-step analysis of transactions to determine when and how revenue is recognized. The premise of the guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The amendments in this ASU may be applied retrospectively to each period presented, or as a cumulative effect adjustment as of the date of adoption. Management is currently evaluating the accounting, transition and disclosure requirements of the standard and expects to know the financial statement impact upon adoption in 2018.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

NOTE 3 – ACQUISITION OF VITEL LABORATORIOS, S.A. de C.V.

ON March 10, 2017 (the “Closing Date”), the Company completed the acquisition of 100% of the issued and outstanding capital stock of Vitel Laboratorios, S.A. de C.V., a Mexican variable stock corporation (“Vitel”) from its shareholders Manuel Cosme Odabachian and Carlos Fernando Alaman Volnie (collectively, the “Vitel Stockholders”) pursuant to the terms and conditions of a Contribution Agreement to the Property of Trust F/2868 entered into among the Company and the Vitel Stockholders on the Closing Date (the “Contribution Agreement”). Vitel is a revenue-stage Mexico-based pharmaceutical company that develops and commercializes specialty drugs in MALA. The Company acquired Vitel for the purpose of commercializing the Company’s PROSCAVAX vaccine technology and cancer technologies in MALA and to utilize Vitel’s distribution network and customer and industry relationships.

Pursuant to the terms of the Contribution Agreement, the Company issued 61,158,013 shares of its common stock and 5,000,000 shares of Series B preferred stock to Banco Actinver, S.A., in its capacity as Trustee (“Banco Actinver”) of the Irrevocable Management Trust Agreement Trust No. 2868 (the “Trust Agreement”) for the benefit of the Vitel Stockholders in exchange for 100% of the issued and outstanding capital stock of Vitel (the “Vitel Shares”). The Common Stock and Series B Preferred will be held by Trustee for the benefit of the Vitel Stockholders as provided for in the Trust Agreement and 98% of the Vitel Shares are held by Banco Actinver for the benefit of the Company as provided for in the Trust Agreement and 2% of the Vitel Shares were transferred to the Company. Vitel became a wholly owned subsidiary of the Company as of the Closing Date as the Company has full control of the Vitel Shares through the Trust.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

The Stockholders Agreement

The following is a summary of Stockholders Agreement.

The Vitel Stockholders and the Company established a trust pursuant to the Trust Agreement described below. Mr. Cosme and Mr. Alaman each contributed, assigned and transferred to the Company ownership of, and title over, one share of the capital stock of Vitel (the “Vitel Shares”) and Mr. Cosme and Mr. Alaman contributed, assigned and transferred to Banco Actinver (as defined in the Trust Agreement”) ownership of, and title over, the remaining 98 Vitel Shares for the benefit of the Company pursuant to the terms and conditions of the Trust Agreement. The Company contributed, assigned and transferred to Banco Actinver ownership of, and title over, 61,158,013 newly-issued shares of Common Stock and 5,000,000 newly-issued shares of Series B Preferred Stock with 100 votes per share (collectively, the “OBM Shares”), for the benefit of Mr. Cosme and Mr. Alaman pursuant to the terms and conditions of the Trust Agreement. The OBM Shares held by the Trust have not been and will not be registered under the Securities Act of 1933, as amended, (“Securities Act”) and are restricted securities under the Securities Act and the rules and regulations promulgated thereunder and are subject to the restrictions on transfer contained in Article 4 of the Shareholders’ Agreement.

Corporate Rights. The corporate rights resulting from the Vitel Shares contributed to the Trust will be exercised by Banco Actinver pursuant to the written instructions it receives from the Company. For such purposes, and pursuant to the bylaws of Vitel, the Company shall have the authority to instruct Banco Actinver regarding exercising any corporate rights it may be entitled to in its capacity as the majority Vitel shareholder.

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

Restrictions on Transfer. Generally, the Stockholders may not at any time, except as discussed below, transfer their respective Company Securities (x) to any of their Affiliates, their spouse, children, grandchildren, parents, sisters, brothers, nieces, nephews or any other relative within the second degree of kindred or a trust or other entity under a Stockholder’s control (the “ Permitted Transferees “), or (y) with the prior consent of the other Stockholders which are also a party hereto, or (z) as otherwise permitted under the Stockholders’ Agreement (each, a “ Permitted Transfer “), in the understanding that (1) each Management Stockholder will be considered a Permitted Transferee with respect to each other and each Vitel Stockholder will be considered a Permitted Transferee with respect to each other, (2) transfers by the Stockholders that are a party hereto resulting from their death shall be considered a Permitted Transfer, and (3) any Stockholder that is a party hereto may act individually in regards to the rights provided for in the Stockholders’ Agreement.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

Effective as of March 10, 2017, Mr. Cosme, Mr. Alaman and the Company entered into the Irrevocable Management Trust Agreement Number F/2868 between Mr. Cosme, Mr. Alaman, the Company and Banco Actinver (the “Trust Agreement”) for the purpose of establishing a trust to hold the OBM Shares and 98 shares of Vitel’s capital stock which were transferred to Trustee pursuant to the Trust Agreement, in addition to other property the beneficiaries may elect to contribute to the trust. The trust structure of this acquisition transaction was established in order to provide certain income tax benefits to the seller pursuant to Mexican tax law.

In connection with the acquisition, the Company issued 61,158,013 unregistered shares of its common stock valued at $4,586,851, based on the acquisition-date fair value of our common stock of $.075 per share based on recent sales of the Company’s common stock pursuant to unit subscription agreements and 5,000,000 shares of Series B preferred stock which primarily gives the holder voting rights and were determined to have nominal value of $500.

The fair value of the assets acquired and liabilities assumed were based on management estimates of the fair values on March 10, 2017. Based upon the purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$39,144
Accounts receivable	178,835
Inventories	54,952
Recoverable taxes	50,792
Other current assets	1,499
Property and equipment	480
Goodwill and other intangible assets	4,695,596
Total assets acquired at fair value	5,021,298

Accounts payable and accrued expenses	427,723
Payroll taxes	6,224
Total liabilities assumed	433,947

Total purchase consideration	$4,587,351

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

The purchase price exceeded the fair value of the net assets acquired by approximately $4,695,596, which shall be recorded as goodwill or other intangible assets pending the Company analysis of the fair values. The fair value of intangible assets may be based upon the discounted cash flow method that involves inputs that are not observable in the market (Level 3). Goodwill assigned represents the amount of consideration transferred in excess of the fair value assigned to identifiable assets acquired and liabilities assumed. Any goodwill recorded is not expected to be deductible for U.S. income tax purposes.

The Company shall record acquisition and transaction related expenses in the period in which they are incurred. During the three months ended March 31, 2017, acquisition and transaction related expenses primarily consisted of legal fees of approximately $104,000.

NOTE 4 – LINE OF CREDIT

In October 2014, the Company entered into a $100,000 revolving promissory note (the “Revolving Note”) with Regions Bank (the “Lender”). The unpaid principal balance of the Revolving Note is payable on demand and any unpaid principal and interest is payable due not later than October 27, 2017, is secured by deposits located at the Lender, and bears interest computed at a variable rate of interest which is equal to the Lender’s prime rate plus 1.7% (5.7% and 5.45% at March 31, 2017 and December 31, 2016, respectively). The Company will pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may, at any time or from time to time, prepay the Revolving Note in whole or in part without penalty.

At March 31, 2017 and December 31, 2016, the Company had $99,208 and $99,741, respectively, in borrowings outstanding under the Revolving Note with $792 and $259, respectively, available for borrowing under such note. The weighted average interest rate during the three months ended March 31, 2017 was approximately 5.57%.

NOTE 5 – CONVERTIBLE DEBT

On November 23, 2016 (the “Original Issue Date”), the Company entered into and closed on the transaction set forth in an Amended and Restated Securities Purchase Agreement (the “Securities Purchase Agreement”) it entered into with three institutional investors (the “Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Securities Purchase Agreement, the Company issued upon closing to the Purchasers for an aggregate subscription amount of $350,000: (i) 14.29% Original Issue Discount 10% Senior Secured Convertible Notes (the “Notes”); and (ii) warrants (the “Warrants”) to purchase 2,333,334 shares of the Company’s common stock at an exercise price of $0.175 (subject to adjustments under certain conditions as defined in the Warrants) (see below for reduction of warrant exercise price) which are exercisable for a period of five years from the Original Issue Date. The aggregate principal amount of the Notes is $350,000 and the Company received $300,000 after giving effect to the original issue discount of $50,000. The Notes bear interest at a rate equal to 10% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the Notes)), have a maturity date of July 23, 2017 and are convertible (principal, and interest) at any time after the issuance date of the Notes into shares of the Company’s Common Stock at a conversion price equal to $0.15 per share (subject to adjustment as provided in the Note) (see below for reduction for reduction of conversion price), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the Note shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the Common Stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The Notes provide for two amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 120% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 125% of the applicable amortization payment. The Notes may be prepaid at any time until the 180th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the three months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the Notes and accrued and unpaid interest during months four through six following the Original Issue Date. In order to prepay the Notes, the Company shall provide 20 Trading Days prior written notice to the Holder, during which time the Holder may convert the Notes in whole or in part at the Conversion Price.

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

In connection with the issuance of the Notes and Warrants above, the Company determined that the terms of the Notes and Warrants included a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these Notes, the Company sold stock at a share price of $0.075 per shares. Accordingly, pursuant to these ratchet provisions, the conversion price on these Notes and the exercise price of the Warrants were lowered to $0.075 per share. Additionally, the total number of Warrants were increased on a full ratchet basis by 3,111,111 (see Note 7).

Under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments and the Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives and Warrants were determined using the Binomial valuation model. At the end of each period, the Company revalued the embedded conversion option and warrants derivative liabilities. For the three months ended March 31, 2017, aggregate derivative expense from changes in fair value of derivative liabilities amounted to $1,814,233, which is recorded as a component of other income/(expense) on the accompanying consolidated statements of operations. The Company did not have derivative liabilities at March 31, 2016.

During the three months March 31, 2017, the fair value of the derivative liabilities was estimated using the Binomial valuation model with the following assumptions:

Dividend rate	0
Term (in years)	0.33 to 4.65 years
Volatility	156.6% to 201.5%
Risk-free interest rate	0.76% to 1.93%

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

For the three months ended March 31, 2017 and 2016, amortization of debt discounts related to the Notes amounted to $131,249 and $0, respectively, which has been included in interest expense on the accompanying consolidated statements of operations.

At March 31, 2017 and December 31, 2016, the convertible debt consisted of the following:

	March 31, 2017	December 31, 2016
Principal amount	$350,000	$350,000
Less: unamortized debt discount	(164,063)	(295,312)
Convertible note payable, net	$185,937	$54,688

At March 31, 2017 and December 31, 2016, the Company had $350,000 and $350,000, respectively, in borrowings outstanding under the Notes. The weighted average interest rate during the period ended March 31, 2017 was approximately 10.0%.

NOTE 6 – RELATED-PARTY TRANSACTIONS

Due to related parties

From time to time, the Company receives advances from and repays such advances to the Company’s chief executive officer and chief financial officer for working capital purposes. Additionally, from time to time, Vitel’s General Manager of Global Operations and Vitel’s Chief Operations Officer, both of who are beneficial shareholders of the Company (together referred to as the Vitel Officers), paid expenses on behalf of the Company and the Company reimburses the Vitel Officers or these expenses. The advances are non-interest bearing and are payable on demand.

For the three months ended March 31, 2017, due to related party activity consisted of the following:

	CEO	CFO	Vitel Officers	Total
Balance due to related parties at December 31, 2016	$5,000	$-	$-	$5,000
Working capital advances received	-	-	6,444	6,444
Repayments made	(5,000)	-	-	(5,000)
Balance due to related parties at March 31, 2017	$-	$-	$6,444	$6,444

Accounts payable – related party

At March 31, 2017, the Company owed $8,748 to a company owned by the Vitel Officers for consulting services performed

Other

During the three months ended March 31, 2017, the Company paid $20,975 and $7,842 to a company owned by the Vitel Officers for consulting fees and for administrative fees, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Shares Authorized

On August 12, 2015, the Company filed amended and restated Articles of Incorporation with the Nevada Secretary of State to authorize 520,000,000 shares of capital stock, of which 500,000,000 shares are common stock, with a par value of $0.0001 per share (“Common Stock”), and 20,000,000 shares are preferred stock, with a par value of $0.0001 per share (“Preferred Stock”).

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

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

The holders of Series A Preferred Stock shall have no special voting rights and their consent is not required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for the taking of any corporate action. On September 2, 2015, in connection with the Exchange, the Company issued 1,000,000 shares of the Company’s Series A Preferred Stock, representing 100% of the outstanding Series A Preferred. Of these shares, 500,000 were issued to our Chief Executive Officer and 500,000 shares were issued to a former member of our Board of Directors. As of March 31, 2017, there are 1,000,000 shares of Series A Preferred Stock issued and outstanding.

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

In March 2017, the Company issued 2,892,000 shares of Series B Preferred to Jonathan F. Head, Ph. D, the Company’s Chief Executive Officer and a member of the Board of Directors of the Company as provided for in the Contribution Agreement. The Series B preferred stock issued to Dr. Head and were determined to have nominal value of $289 or $.0001 per shares and was recorded as compensation expense. In addition, in March 2017 the Company issued 5,000,000 shares of Series B Preferred to Banco Actinver for the benefit of the Vitel Stockholders as partial consideration in the exchange for 100% of the issued and outstanding capital stock of Vitel. (See Note 3). As of March 31, 2017, there are 7,892,000 shares of Series B Preferred issued and outstanding.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Common Stock

Common stock issued for services

On February 27, 2017, the Company issued 150,000 shares of its unregistered common stock to an employee as a bonus for services to the Company. The shares were valued at the most recent cash price paid of $0.075 per share. In connection with these shares, the Company recorded stock-based compensation of $11,250.

Common stock and warrants issued for cash

During the three months ended March 31, 2017, pursuant to unit subscription agreements, the Company issued 8,119,802 shares of its unregistered common stock and 4,059,912 five-year warrants to purchase common shares for an exercise price of $0.30 per common share to investors for cash proceeds of $608,983 or $0.075 per share.

Common stock issued for acquisition

On March 10, 2017, pursuant to the terms of the Contribution Agreement, the Company issued 61,158,013 shares of its unregistered common stock to Banco Actinver, S.A., in its capacity as Trustee (the “Trustee”) of the Irrevocable Management Trust Agreement Trust No. 2868 (the “Trust Agreement”) for the benefit of the Vitel Stockholders in exchange for 100% of the issued and outstanding capital stock of Vitel. (See Note 3).

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

In connection with the Purchase Agreement, the Company issued as a commitment fee to Lincoln Park 1,000,000 shares of Common Stock. Lincoln Park represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(a) (2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

During the three months ended March 31, 2017, pursuant to the Purchase Agreement, the Company issued 900,000 shares of its common stock to Lincoln Park for net proceeds of $176,617 and a subscription receivable of $25,237 which was collected in April 2017.

Warrants

Warrant activities for the three months ended March 31, 2017 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2016	3,304,872	$0.27
Issued on a full ratcheted basis	3,111,111	0.075
Issued with unit sales	4,059,912	0.30
Balance Outstanding March 31, 2017	10,475,895	$0.20	4.71	$980,000
Exercisable, March 31, 2017	10,475,895	$0.20	4.71	$980,000

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

The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 203.4%; risk-free interest rate of 1.93%; and, an estimated holding period of 6 years. In connection with these options, the Company valued these options at a fair value of $293,598 and will record stock-based compensation expense over the vesting period. During the three months ended March 31, 2017, the Company recorded stock-based compensation expense of $103,983 related to these options

At March 31, 2017, there were 4,000,000 options outstanding and 1,333,334 options vested and exercisable. As of March 31, 2017, there was $189,615 of unvested stock-based compensation expense to be recognized through December 2026. The aggregate intrinsic value at March 31, 2017 was approximately $20,000 and was calculated based on the difference between the quoted share price on March 31, 2017 and the exercise price of the underlying options.

Stock option activities for the three months ended March 31, 2017 are summarized as follows:

	Number of Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2016	-	$-
Granted	4,000,000	0.25
Balance Outstanding March 31, 2017	4,000,000	$0.25	9.95	$20,000
Exercisable, March 31, 2017	1,333,334	$0.25	9.95	$20,000

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

NOTE 8 – COMMITMENTS

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

Employment agreements

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

NOTE 9 – SUBSEQUENT EVENTS

In April 2017, pursuant to unit subscription agreements, the Company issued 133,334 shares of its common stock and 66,667 five-year warrants to purchase common shares for an exercise price of $0.30 per common share to investors for cash proceeds of $10,000 or $0.075 per share.

From April 1, 2017 to April 26, 2017, pursuant to a stock purchase agreement with Lincoln Park dated October 20, 2015, whereby the Company has the right to sell to, and Lincoln Park is obligated to purchase, up to $10,100,000 in amounts of shares of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period, the Company issued 800,000 shares of its common stock to Lincoln Park for net proceeds of $183,070.

On April 13, 2017, the Company issued 20,000 shares of its unregistered common stock to a consultant for business development services performed. The shares were valued at the most recent cash price paid of $0.075 per share. In connection with these shares, the Company recorded stock-based compensation of $1,500.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on April 17, 2017.

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

The following discussion should be read in conjunction with our condensed consolidated financial statements and the related notes that appear elsewhere in this quarterly report on Form 10-Q.

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

Results of Operations

Three months Ended March 31, 2017 Compared to Three months Ended March 31, 2016

Revenue, Costs of Revenues, and Gross Margin

During the three months ended March 31, 2017, we generated revenue of $14,391 which related to product sales in Mexico during the period from the date of the Vitel acquisition (March 10, 2017) to March 31, 2017. We did not generate any revenues for the three months ended March 31, 2016. We expect to generate future revenues from product sales in Mexico as discussed above in the Overview section.

During the three months ended March 31, 2017, we recorded costs of sales of $10,588 and gross margin of $3,803 which related to product sales in Mexico during the period from the date of the Vitel acquisition (March 10, 2017) to March 31, 2017. We did not generate any cost of revenues or gross profit during the three months ended March 31, 2016.

Operating Expenses

For the three months ended March 31, 2017, operating expenses amounted to $826,544 as compared to $444,001 for the three months ended March 31, 2016, an increase of $382,543 or 86.2%. For the three months ended March 31, 2017 and 2016, operating expenses consisted of the following:

	Three Months Ended March 31,
	2017	2016
Professional fees	$414,389	$127,003
Compensation	269,521	213,287
Consulting fees - related party	20,975	-
Research and development expense	31,914	30,086
General and administrative expenses – related party	7,842	-
General and administrative expenses	81,903	73,625
Total	$826,544	$444,001

●	For the three months ended March 31, 2017, professional fees increased by $287,386 or 226.3%, as compared to the three months ended March 31, 2016. The increase was primarily attributable to an increase in investor relations fees of approximately $189,000 related to building investor awareness and interest in our stock, an increase in legal fees of approximately $81,000, and an increase in accounting fees of approximately $23,000 offset by a decrease in other professional fees.

●	For the three months ended March 31, 2017, compensation expense increased by $56,234 or 26.4%, as compared to the three months ended March 31, 2016. On February 2, 2016, we entered into an employment agreement with Jonathan F. Head, Ph.D. (“Dr. Head”) to serve as the Company’s Chief Executive Officer. The employment agreement with Dr. Head provides that Dr. Head’s salary for calendar year 2016 shall be $275,000. Additionally, on February 2, 2016, we entered into an employment agreement with Andrew Kucharchuk (“Mr. Kucharchuk) to serve as the Company’s President and Chief Financial Officer. The employment agreement with Mr. Kucharchuk provides that Mr. Kucharchuk’s salary for calendar year 2016 shall be $200,000.

●	During the three months ended March 31, 2017, we incurred consulting fees – related party of $20,975 which related to fees paid to a company owned by officers of Vitel who are also beneficial shareholders of the Company. We did not incur such consulting fees during the three months ended March 31, 2016.

●	For the three months ended March 31, 2017, research and development expense increased by $1,828 or 6.1%, as compared to the three months ended March 31, 2016 which related to a slight increase in research activities.

●	During the three months ended March 31, 2017, we incurred general and administrative expenses – related party of $7,842 which related to fees paid to a company owned by officers of Vitel who are also beneficial shareholders of the Company. We did not incur such expenses during the three months ended March 31, 2016.

●	For the three months ended March 31, 2017, general and administrative expenses increased by $8,278 or 11.2%, as compared to the three months ended March 31, 2016. The increase was primarily due an increase in general and administrative expenses incurred related the acquisition of Vitel of approximately $18,000 offset by a decrease in general and administrative expenses of approximately $10,000 due to cost cutting measures.

Loss from Operations

For the three months ended March 31, 2017, loss from operations amounted to $822,741 as compared to $444,001 for the three months ended March 31, 2016, an increase of $378,740 or 85.3%. This increase is primarily a result of the increase in operating expenses, partially offset by gross profit discussed above.

Other Income (Expense)

For the three months ended March 31, 2017, we had total other expense of $1,959,907 as compared to total other expense of $339 for the three months ended March 31, 2016, an increase of $1,959,568. This increase was primarily due to the recording of expense from the change in fair value of derivative liabilities of $1,814,233 and an increase in interest expense of $139,541 due to an increase in interest-bearing debt and amortization of debt discount which has been included in interest expense.

Net Loss

For the three months ended March 31, 2017, we had a net loss of $2,782,648 or $(0.03) per common share (basic and diluted) as compared to a net loss of $444,340 or $(0.01) per common share (basic and diluted) for the three months ended March 31, 2016, an increase of $2,338,308 or 526.2%.

Foreign currency translation loss

The functional currency of our subsidiaries operating in Mexico is the Mexican Peso (“Peso”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $3,872 for the three months ended March 31, 2017. During the three months ended March 31, 2016, we did not have any foreign subsidiaries. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive loss

As a result of our foreign currency translation loss, we had comprehensive loss for the three months ended March 31, 2017 of $2,786,520, compared to comprehensive loss of $444,340 for the three months ended March 31, 2016.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $2,835,093 and cash of $142,547 as of March 31, 2017 and a working capital deficit of $842,637 and no cash as of December 31, 2016.

			December 31, 2016 to March 31, 2017
	March 31, 2017	December 31, 2016	Change	Percentage Change
Working capital deficit:
Total current assets	$460,090	$41,309	$418,781	1,013.8%
Total current liabilities	(3,295,183)	(883,946)	(2,411,237)	(272,8)%
Working capital deficit:	$(2,835,093)	$(842,637)	$(1,992,456)	(236,4)%

From December 31, 2016 to March 31, 2017, our working capital deficit increased by $1,992,456 and was primarily due to an increase in derivative liabilities of $1,814,233, an increase in convertible debt, net of $131,249, and an increase in accounts payable of $436,017 offset by an increase in cash of $142,547, an increase in accounts receivable of $170,024, and an increase in inventories of $52,603.

Cash Flows

Changes in our cash balance are summarized as follows:

	Three months Ended March 31, 2017	Three months Ended March 31, 2016
Cash used in operating activities	$(670,842)	$(357,657)
Cash provided by investing activities	38,429	-
Cash provided by financing activities	771,655	51,431
Effect of exchange rate changes on cash	3,305	-
Net increase (decrease) in cash	$142,547	$(306,226)

Cash Used in Operating Activities

Our cash used in operating activities for the three month ended March 31, 2017 as compared to our cash used in operating activities for the three months ended March 31, 2016 increased by $313,185. The increase in use of cash in operating activities was primarily due to an increase in net loss, partially offset by expense from the change in fair value of derivative liabilities, amortization of debt discount, stock-based compensation, an increase in accounts receivable and prepaid expenses, accrued liabilities and depreciation.

Cash Provided By Investing Activities

Cash flows provided by investing activities for the three months ended March 31, 2017 was $38,429 as compared to $0 for the three months ended March 31, 2016, an increase of $38,429. During the three months ended March 31, 2017, we received cash from acquisition of Vitel of $39,144 partially offset by the $715 cost of property and equipment we acquired.

Cash Provided By Financing Activities

Cash flows provided by financing activities for the three months ended March 31, 2017 was $771,655 as compared to $51,431 for the three months ended March 31, 2016, an increase of $720,224. During the three months ended March 31, 2017, we received net proceeds from the sale of common stock of $772,035 as compared to $46,801 for the three months ended March 31, 2016 and proceeds of $965 from related party advances, partially offset by a decrease in a bank overdraft and payments to our line of credit.

Cash Requirements

Our management does not believe that our current capital resources will be adequate to continue operating our company and maintaining our business strategy for more than 12 months from the date of this report. Accordingly, we will have to raise additional capital in the near future to meet our working capital requirements. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to scale down or perhaps even cease the operation of our business.

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, we had a net loss of $2,782,648 and $444,340 for the three months ended March 31, 2017 and 2016, respectively. The net cash used in operations were $670,842 and $357,657 for the three months ended March 31, 2017 and 2016, respectively. Additionally, we had an accumulated deficit of $5,925,499 and $3,142,851 at March 31, 2017 and at December 31, 2016, respectively, had a working capital deficit of $2,835,093 at March 31, 2017, and had minimal revenues since inception. Management believes that these matters raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. On March 10, 2017, we completed the acquisition of 100% of the issued and outstanding capital stock of Vitel. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending December 31, 2017. We will seek to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail or cease operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Current and Future Financings

Line of credit

In October 2014, we entered into a $100,000 revolving promissory note (the “Revolving Note”) with Regions Bank (the “Lender”). The unpaid principal balance of the Revolving Note is payable on demand and any unpaid principal and interest is payable due not later than October 27, 2017, is secured by deposits located at the Lender, and bears interest computed at a variable rate of interest which is equal to the Lender’s prime rate plus 1.7% (5.7% and 5.45% at March 31, 2017 and December 31, 2016, respectively). We will pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. We may, at any time or from time to time, prepay the Revolving Note in whole or in part without penalty. At March 31, 2017 and December 31, 2016, we had $99,208 and $99,741, respectively, in borrowings outstanding under the Revolving Note with $792 and $259, respectively, available for borrowing under such note. The weighted average interest rate during the three months ended March 31, 2017 was approximately 5.57%.

Securities Purchase Agreements

On October 20, 2015, we entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Upon signing the Purchase Agreement, Lincoln Park agreed to purchase 333,334 shares of the Company’s common stock for $100,000 as an initial purchase under the Purchase Agreement. Under the terms and subject to the conditions of the Purchase Agreement, we have the right to sell to, and Lincoln Park is obligated to purchase, up to an additional $10,100,000 in amounts of shares, as described below, of our common stock, subject to certain limitations, from time to time, over the 36-month period commencing on the date that a registration statement, which we agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. We may direct Lincoln Park, at our sole discretion and subject to certain conditions, to purchase up to 100,000 shares of Common Stock on any business day (such purchases, “Regular Purchases”), provided that at least one business day has passed since the most recent purchase, and provided, however that Lincoln Park’s committed obligation under any single Regular Purchase shall not exceed $50,000, provided that the amount the Company may sell to Lincoln Park under a single Regular Purchase may increase under certain circumstances as described in the Purchase Agreement but in no event will the amount of a single Regular Purchase exceed $500,000. The purchase price of shares of Common Stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales. In addition, we may direct Lincoln Park to purchase additional amounts as accelerated purchases if on the date of a Regular Purchase the closing sale price of the Common Stock is not below the threshold price as set forth in the Purchase Agreement. Our sales of shares of Common Stock to Lincoln Park under the Purchase Agreement are limited to no more than the number of shares that would result in the beneficial ownership by Lincoln Park and its affiliates, at any single point in time, of more than 4.99% of the then outstanding shares of the Common Stock.

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

The net proceeds under the Purchase Agreement to us will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. We expect that any proceeds received by us from such sales to Lincoln Park under the Purchase Agreement will be used for general corporate purposes and working capital requirements. During 2016, we received net proceeds of $191,850 and a subscription receivable of $11,190 which was collected in January 2017 under the Purchase Agreement. During the three months ended March 31, 2017, we issued 900,000 shares of its common stock to Lincoln Park for net proceeds of $176,617 and a subscription receivable of $25,237 which was collected in April 2017.

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

The Notes. The aggregate principal amount of the Notes is $350,000 and the Company will receive $300,000 after giving effect to the original issue discount of $50,000. The Notes bear interest at a rate equal to 10% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the Notes)), have a maturity date of July 23, 2017 and are convertible (principal, and interest) at any time after the issuance date of the Notes into shares of the Company’s Common Stock at a conversion price equal to $0.15 per share (subject to adjustment as provided in the Note), provided , however , that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the Note shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the Common Stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The Notes provide for two amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 120% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 125% of the applicable amortization payment. The Notes may be prepaid at any time until the 180th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the three months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the Notes and accrued and unpaid interest during months four through six following the Original Issue Date. In order to prepay the Notes, the Company shall provide 20 Trading Days prior written notice to the Holder, during which time the Holder may convert the Notes in whole or in part at the Conversion Price.

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

Additional Purchaser Rights and Company Obligations. The Securities Purchase Agreement includes additional purchaser rights and Company obligations including obligations on the Company to reimburse the Purchasers $20,000 for legal fees and expenses, satisfy the current public information requirements under SEC Rule 144(c), obligations on the Company with respect to the use of proceeds from the sale of securities and Purchaser rights to participate in future Company financings. Reference should be made to the full text of the Securities Purchase Agreement.

Subsequent to the date of these Notes, we sold stock at a share price of $0.075 per shares. Accordingly, pursuant to these ratchet provisions, the conversion price on these Notes and the exercise price of the Warrants were lowered to $0.075 per share. Additionally, the total number of Warrants were increased on a full ratchet basis by 3,111,111.

Other

During the year ended December 31, 2016, pursuant to stock subscription agreements, we issued 102,341 shares of our common stock to investors for cash proceeds of $51,926.

During the year ended December 31, 2016, pursuant to unit subscription agreements, we issued 1,937,696 shares of our common stock and 968,844 five-year warrants to purchase common shares for $0.30 per common share to investors for cash proceeds of $279,462. During the three months ended March 31, 2017, pursuant to unit subscription agreements, the Company issued 8,119,802 shares of its common stock and 4,059,912 five-year warrants to purchase common shares for an exercise price of $0.30 per common share to investors for cash proceeds of $608,983 or $0.075 per share.

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

Derivative liabilities

We have certain financial instruments that are embedded derivatives associated with capital raises. We evaluates all of our financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 810-10-05-4 and 815-40. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to income or expense as part of gain or loss on extinguishment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2017, our disclosure controls and procedures were not effective.

The ineffectiveness of our disclosure controls and procedures was due to the following material weaknesses in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex accounting and financial reporting issues, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems and (3) lack of experienced accounting staff at our newly acquired subsidiaries located in Mexico. It is likely that we will continue to report material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 27, 2017, we issued 150,000 unregistered shares of our common stock to an employee as a bonus for services to the Company. The shares were valued at the most recent cash price paid of $0.075 per share. In connection with these shares, we recorded stock-based compensation of $11,250.

During the three months ended March 31, 2017, pursuant to unit subscription agreements, we issued 8,119,802 unregistered shares of our common stock and 4,059,912 five-year warrants to purchase common shares for an exercise price of $0.30 per common share to investors for cash proceeds of $608,983 or $0.075 per share.

The above securities were issued in reliance upon the exemptions provided by Section 4(a) (2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1+	Form of Non-Qualified Stock Option Agreement for Directors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2017).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCBIOMUNE PHARMACEUTICALS, INC.

Dated: May 22, 2017	By:	/s/ Jonathan F. Head, PhD
Jonathan F. Head, PhD
Chief Executive Officer (principal executive officer)

Dated: May 22, 2017	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk
Chief Financial Officer and President (principal financial officer and principal accounting officer)

