Form 10-Q
period 2017-06-30
OncBioMune Pharmaceuticals, Inc
filed 2017-09-14
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 139,877,395 shares as of September 14, 2017.

ONCBIOMUNE PHARMACEUTICALS, INC.

Form 10-Q

June 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$111,895	$-
Accounts receivable, net of allowance for doubtful accounts of $45,250	94,093	-
Inventories	104,616	-
Subscription receivable	-	11,190
Prepaid expenses and other current assets	75,560	30,119

Total Current Assets	386,164	41,309

OTHER ASSETS:
Property and equipment, net	8,333	9,604
Intangible assets	4,745,189	-
Security deposit	6,400	6,400

Total Assets	$5,146,086	$57,313

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Convertible debt, net	$313,194	$54,688
Line of credit	99,208	99,741
Notes payable	139,125	-
Bank overdraft	-	812
Accounts payable	824,624	213,616
Accounts payable - related parties	3,599	-
Accrued liabilities	232,019	108,034
Derivative liabilities	1,398,465	402,055
Due to related parties	48,470	5,000

Total Current Liabilities	3,058,704	883,946

Commitments and contingencies (Note 9)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 20,000,000 authorized;
Series A Preferred stock ($0.0001 par value; 1,000,000 shares authorized; 1,000,000 issued and outstanding at June 30, 2017 and December 31, 2016)	100	100
Series B Preferred stock ($0.0001 par value; 7,892,000 shares authorized; 7,892,000 and none issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	789	-
Common stock: $.0001 par value, 500,000,000 shares authorized; 136,284,752 and 60,807,846 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	13,628	6,081
Additional paid-in capital	8,262,321	2,310,037
Accumulated deficit	(6,171,340)	(3,142,851)
Accumuated other comprehensive loss	(18,116)	-

Total Stockholders' Equity (Deficit)	2,087,382	(826,633)

Total Liabilities and Stockholders' Equity (Deficit)	$5,146,086	$57,313

See accompanying notes to unaudited condensed consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Month Ended		For the Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$145,723	$-	$160,114	$-

COST OF REVENUES	92,328	-	102,916	-

GROSS PROFIT	53,395	-	57,198	-

OPERATING EXPENSES:
Professional fees	535,462	184,096	949,851	311,099
Compensation expense	269,345	156,331	538,866	369,618
Consulting fees - related party	972	-	21,947	-
Research and development expense	36,318	50,449	68,232	80,535
Bad debt expense	42,246	-	42,246	-
General and administrative expenses - related party	364	-	8,206	-
General and administrative expenses	90,176	37,748	172,079	111,373

Total Operating Expenses	974,883	428,624	1,801,427	872,625

LOSS FROM OPERATIONS	(921,488)	(428,624)	(1,744,229)	(872,625)

OTHER INCOME (EXPENSE):
Interest expense	(183,481)	(6,938)	(323,361)	(7,277)
Derivative income (expense)	850,704	(144,506)	(963,529)	(144,506)
Debt settlement income, net of settlement expense	9,060	-	9,060	-
Loss on foreign currency transactions	(636)	-	(6,430)	-

Total Other Income (Expense)	675,647	(151,444)	(1,284,260)	(151,783)

NET LOSS	$(245,841)	$(580,068)	$(3,028,489)	$(1,024,408)

COMPREHENSIVE LOSS:
Net loss	$(245,841)	$(580,068)	$(3,028,489)	$(1,024,408)

Other comprehensive loss:
Unrealized foreign currency translation loss	(14,244)	-	(18,116)	-

Comprehensive loss	$(260,085)	$(580,068)	$(3,046,605)	$(1,024,408)

NET LOSS PER COMMON SHARE - Basic and Diluted:	$(0.00)	$(0.01)	$(0.03)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	132,793,896	57,341,686	106,363,694	57,261,899

See accompanying notes to unaudited condensed consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended
	June 30,
	2017	2016
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,028,489)	$(1,024,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,508	549
Stock-based compensation	153,721	35,000
Amortization of debt discount	291,668	4,167
Derivative expense	963,529	144,506
Debt settlement income	(9,060)	-
Bad debt expense	42,246	-
Change in operating assets and liabilities:
Accounts receivable	51,550	-
Inventories	(41,856)	-
Due from related parties	-	15,208
Prepaid expenses and other current assets	12,242	(6,701)
Accounts payable	148,710	133,939
Accounts payable - related party	(6,899)	-
Accrued liabilities	134,800	(53,070)

NET CASH USED IN OPERATING ACTIVITIES	(1,285,330)	(750,810)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(715)	-
Acquisition of intangible assets	(50,000)	-
Cash received in acquisition	39,144	-

NET CASH USED IN INVESTING ACTIVITIES	(11,571)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	43,439	-
Decrease in bank overdraft	(812)	-
Proceeds from line of credit	-	11,692
Payments to line of credit	(533)	(3,659)
Proceeds from convertible debt, net	183,240	36,000
Proceeds from notes payables	139,125	-
Capital contribution	482	-
Proceeds from sale of common stock and subscription receivable	1,037,960	46,801

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,402,901	90,834

NET INCREASE (DECREASE) IN CASH	106,000	(659,976)

Effect of exchange rate changes on cash	5,895	-

CASH, beginning of period	-	672,769

CASH, end of period	$111,895	$12,793

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,069	$339
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for convertible debt	$192,296	$-
Reclassification of interest payable to convertible debt	$17,836	$-
Increase in debt discount and derivative liabilities	$183,240	$36,000
Issuance of common stock for services	$-	$68,000

Liabilities assumed in acquisition	$433,947	$-
Less: assets acquired in acquisition	325,702	-
Net liabilities assumed	108,245	-
Fair value of shares for acquisition	4,587,351	-
Increase in intangible assets	$4,695,596	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements include the financial statements of OncBioMune Pharmaceuticals, Inc. and its wholly-owned subsidiaries, OncBioMune, Inc., Vitel and Oncbiomune México, S.A. De C.V.. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, the Company had a net loss of $3,028,489 and $1,024,408 for the six months ended June 30, 2017 and 2016, respectively. The net cash used in operations were $1,285,330 and $750,810 for the six months ended June 30, 2017 and 2016, respectively. Additionally, the Company had an accumulated deficit of $6,171,340 and $3,142,851 at June 30, 2017 and at December 31, 2016, respectively, had a working capital deficit of $2,672,540 at June 30, 2017, and had minimal revenues since inception. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. On March 10, 2017, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Vitel. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending December 31, 2017. The Company will seek to raise capital through additional debt and/or equity financings to fund our operations in the future.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three and six months ended June 30, 2017 and 2016 include the valuation of accounts receivable, valuation of inventories, useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation of derivative liabilities, and the fair value of assets acquired and liabilities assumed in the business acquisition.

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

Level 1- Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2- Inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3- Inputs are unobservable inputs that reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the consolidated balance sheets for cash, due from and to related parties, prepaid expenses, line of credit payable, accounts payable and accrued liabilities, approximate their fair market value based on the short-term maturity of these instruments.

	At June 30, 2017			At December 31, 2016
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$1,398,465	—	—	402,055

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at December 31, 2016	$402,055
Initial valuation of derivative liabilities included in debt discount	183,240
Initial valuation of derivative liabilities included in derivative expense	289,495
Reclassification of derivative liabilities to debt settlement income upon conversion	(150,359)
Change in fair value included in derivative expense	674,034
Balance at June 30, 2017	$1,398,465

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

Cash and cash equivalent

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At June 30, 2017 and December 31, 2016, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of June 30, 2017 and December 31, 2016. The Company has not experienced any losses in such accounts through June 30, 2017. Additionally, the Company maintains cash at financial institutions in Mexico. At June 30, 2017 and December 31, 2016, cash balances held in Mexico banks of $82,635 and $0, respectively, are uninsured.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

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

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. The Company records revenue when the products have been shipped to the customer. The Company reports its sales net of actual sales returns and the amount of reserves established for anticipated sales returns based on historical rates. The Company estimates and records a liability for potential returns and records this as a reduction of revenue in the same period the related revenue is recognized. The Company also offers cash discounts to certain customers as an incentive for prompt payment. The Company accounts for cash discounts by reducing accounts receivable by the prompt pay discount amount and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established which may be upon receipt of payment from the Company’s customer.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

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

	June 30, 2017	June 30, 2016
Stock warrants	12,098,194	2,694
Convertible debt	15,216,038	-
Stock options	4,000,000	-

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2017 and December 31, 2016, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2011. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of June 30, 2017.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

Asset and liability accounts at June 30, 2017 were translated at 18.07925 Pesos to $1.00, which was the exchange rates on the balance sheet date. Equity accounts were translated at their historical rate. The average translation rates applied to the statements of operations for the six months ended June 30, 2017 was 19.42749 Pesos to $1.00. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted classified as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company is evaluating the impact of the revised guidance and believes that this will have a significant impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

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

The Company shall record acquisition and transaction related expenses in the period in which they are incurred. During the six months ended June 30, 2017, acquisition and transaction related expenses primarily consisted of legal fees of approximately $104,000.

NOTE 4 – LINE OF CREDIT

In October 2014, the Company entered into a $100,000 revolving promissory note (the “Revolving Note”) with Regions Bank (the “Lender”). The unpaid principal balance of the Revolving Note is payable on demand and any unpaid principal and interest is payable due not later than October 27, 2017, is secured by deposits located at the Lender, and bears interest computed at a variable rate of interest which is equal to the Lender’s prime rate plus 1.7% (5.7% and 5.45% at June 30, 2017 and December 31, 2016, respectively). The Company will pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may, at any time or from time to time, prepay the Revolving Note in whole or in part without penalty.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

At June 30, 2017 and December 31, 2016, the Company had $99,208 and $99,741, respectively, in borrowings outstanding under the Revolving Note with $792 and $259, respectively, available for borrowing under such note. The weighted average interest rate during the six months ended June 30, 2017 was approximately 5.57%.

NOTE 5 – CONVERTIBLE DEBT

November 2016 Financing

On November 23, 2016, the Company entered into and closed on the transaction set forth in an Amended and Restated Securities Purchase Agreement (the “Securities Purchase Agreement”) it entered into with three institutional investors (the “Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Securities Purchase Agreement, the Company issued upon closing to the Purchasers for an aggregate subscription amount of $350,000: (i) 14.29% Original Issue Discount 10% Senior Secured Convertible Notes (the “November 2016 Notes”); and (ii) warrants (the “Warrants”) to purchase 2,333,334 shares of the Company’s common stock at an exercise price of $0.175 (subject to adjustments under certain conditions as defined in the Warrants) (see below for reduction of warrant exercise price) which are exercisable for a period of five years from the Original Issue Date. The aggregate principal amount of the November 2016 Notes is $350,000 and the Company received $300,000 after giving effect to the original issue discount of $50,000. The November 2016 Notes bear interest at a rate equal to 10% per annum (which interest rate increased to 24% per annum upon the occurrence of an Event of Default (as defined in the November 2016 Notes)), have a maturity date of July 23, 2017 and are convertible (principal, and interest) at any time after the issuance date of the November 2016 Notes into shares of the Company’s Common Stock at a conversion price equal to $0.15 per share (subject to adjustment as provided in the Note) (see below for reduction for reduction of conversion price), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the November 2016 Notes shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the Common Stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The November 2016 Notes provide for two amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 120% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 125% of the applicable amortization payment. The November 2016 Notes may be prepaid at any time until the 180th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the three months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the November 2016 Notes and accrued and unpaid interest during months four through six following the Original Issue Date. In order to prepay the November 2016 Notes, the Company shall provide 20 Trading Days prior written notice to the Holder, during which time the Holder may convert the November 2016 Notes in whole or in part at the Conversion Price.

The November 2016 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these November 2016 Notes, the Company sold stock at a share price of $0.075 per shares. Accordingly, pursuant to these ratchet provisions, the conversion price on the November 2016 Notes and the exercise price of the November 2016 Warrants were lowered to $0.075 per share. Additionally, the total number of November 2016 Warrants were increased on a full ratchet basis by 3,111,111 (see Note 8).

On May 23, 2017, in connection with the November 2016 Notes, the Company entered into forbearance agreements (the “Forbearance Agreements”) with the Purchases whereby the Purchasers waived any event of default, as defined in the November 2016 Notes. The Company failed to make a payment on May 23, 2017 to each of the Holders as required pursuant to the November 2016 Notes which resulted in an event of default under such Notes. As of result of the event of default, the aggregate amount owing under the November 2016 Notes as of May 23, 2017 was increased to $509,135 with such amount including a mandatory default amount of $141,299 and accrued interest of $17,836 resulting in debt settlement expense of $141,299. The Forbearance Agreement also provides for the Holders to forbear their right to demand an immediate cash payment of the principal amount due plus accrued interest as a result of the Company’s failure to satisfy its payment obligations to the Holder on May 23, 2017 so long as the Company complies with its other obligations under the November 2016 Notes and the other transaction documents. The Forbearance Agreements did not waive the default interest rate of 24%. In consideration therefore, and as currently set forth in the November 2016 Notes, the Holders shall be entitled to convert such notes from time to time at their discretion in accordance with the terms of the November 2016 Notes and the November 2016 Notes shall not be subject to repayment unless agreed to by the Holder of such Note. In connection with the Forbearance Agreement, the Company increased the principal balance of the November 2016 Notes by $159,135, reduced accrued interest payable by $17,836, and recorded debt settlement expense of $141,299.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

In May and June 2017, the Company issued 3,895,757 shares of its common stock upon the conversion of principal note balances of $192,296 (see Note 8).

June 2017 Financing

On June 2, 2017, the Company entered into a 2nd Securities Purchase Agreement (the “2nd Securities Purchase Agreement”) with the Purchasers for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the 2nd Securities Purchase Agreement, the Company issued upon closing to the Purchasers for an aggregate subscription amount of $233,345: (i) 14.29% Original Issue Discount 10% Senior Secured Convertible Notes (the “June 2017 Notes”); and (ii) warrants (the “June 2017 Warrants”) to purchase 1,555,633 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.175 (subject to adjustments under certain conditions as defined in the June 2017 Warrants).

The aggregate principal amount of the June 2017 Notes is $233,345 and the Company received $200,000 after giving effect to the original issue discount of $33,345. The June 2017 Notes bear interest at a rate equal to 10% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the June 2017 Notes)), have a maturity date of February 2, 2018 and are convertible (principal, and interest) at any time after the issuance date of issuance into shares of the Company’s common stock at a conversion price equal to $0.15 per share (subject to adjustment as provided in the June 2017 Notes), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the June 2017 Note shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The June 2017 Notes provide for two amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 120% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 125% of the applicable amortization payment.

The June 2017 Notes may be prepaid at any time until the 180th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the three months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the June 2017 Notes and accrued and unpaid interest during months four through six following the Original Issue Date. In order to prepay the June 2017 Notes, the Company shall provide 20 Trading Days prior written notice to the Holder, during which time the Holder may convert the June 2017 Notes in whole or in part at the Conversion Price.

The holders of the June 2017 Notes received June 2017 Warrants to purchase 1,555,633 shares of common stock. The initial exercise price for the June 2017 Warrants is $0.175 per share, subject to adjustment as described below, and the June 2017 Warrants are exercisable for five years after the issuance date.

The November 2016 Notes and June 2017 Notes contain certain covenants, such as restrictions on the incurrence of indebtedness, creation of liens, payment of restricted payments, redemptions, payment of cash dividends and the transfer of assets. These Notes also contains certain adjustment provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. The conversion price is also subject to adjustment if the Company issues or sells shares of its common stock for a consideration per share less than the conversion price then in effect, or issue options, warrants or other securities convertible or exchange for shares of its common stock at a conversion or exercise price less than the conversion price of these Notes then in effect. If either of these events should occur, the conversion price is reduced to the lowest price at which these securities were issued or are exercisable. The Company granted the Purchasers certain rights of first refusal on future offerings by the Company for as long as the Purchasers hold these Notes. In addition, subject to limited exceptions, the Purchasers will not have the right to convert any portion of these Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The Purchaser may increase or decrease this ownership limitation to any percentage not exceeding 9.99% upon 61 days prior written notice to the Company.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

The November 2016 and June 2017 Warrants are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the Warrants. The exercise price of these Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of these Warrants are also subject to full ratchet price adjustment if the Company sells or grants any option to purchase, sells or re-prices any common stock or common stock equivalents, as defined, at an exercise price lower than the then-current exercise price of these Warrants with the exception for certain exempted issuances and subject to certain limitations on the reduction of the exercise price as provided in the Warrants. In the event of a fundamental transaction, as described in these Warrants and generally including any reorganization, recapitalization or reclassification of the Common Stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the outstanding Common Stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the outstanding Common Stock, the holders of these Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised these Warrants immediately prior to such fundamental transaction; provided that upon the occurrence of certain fundamental transactions, the holder can require the Company to purchase these Warrants for cash at a price equal to the higher of the Black Scholes Value of the unexercised portion of these Warrants or difference between the cash per share paid in the fundamental transaction and the exercise price per share. The holders of these Warrants will not have the right to exercise any portion of these Warrants if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of these Warrants.

In connection with the Company’s obligations under the November 2016 and June 2017 Notes, the Company entered into a Security Agreement, Pledge Agreement and Subsidiary Guaranty with Calvary Fund I LP, as agent, pursuant to which the Company granted a lien on all assets of the Company (the “Collateral”) excluding permitted indebtedness which includes a first lien held by Regions Bank in connection with the $100,000 revolving promissory note entered into with Regions Bank in October 2014, for the benefit of the Purchasers, to secure the Company’s obligations under the Notes. Upon an Event of Default (as defined in the Notes), the Purchasers may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

Derivative liabilities pursuant to Notes and Warrants

In connection with the issuance of the November 2016 and June 2017 Notes and Warrants, the Company determined that the terms of these Note and Warrants contain terms that included a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments and the Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives and Warrants were determined using the Binomial valuation model. At the end of each period, the Company revalued the embedded conversion option and warrants derivative liabilities.

In connection with the issuance of June 2017 Notes and Warrants in June 2017, on the initial measurement date of the June 2017 Notes and Warrants, the fair values of the embedded conversion option and warrant derivatives of $472,735 was recorded as derivative liabilities, $289,495 was charged to current period operations as initial derivative expense, and $183,240 was recorded as a debt discount and will be amortized into interest expense over the term of the respective Note.

At the end of the period, the Company revalued the embedded conversion option and warrant derivative liabilities. In connection with these revaluations, the Company recorded derivative expense of $674,034 and $144,506 for the six months ended June 30, 2017 and 2016, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

During the six months June 30, 2017, the fair value of the derivative liabilities was estimated using the Binomial valuation model with the following assumptions:

Dividend rate	0
Term (in years)	0.08 to 5.00 years
Volatility	187.6% to 199.6%
Risk-free interest rate	1.03% to 1.89%

For the six months ended June 30, 2017 and 2016, amortization of debt discounts related to the Notes amounted to $291,668 and $4,167, respectively, which has been included in interest expense on the accompanying consolidated statements of operations.

At June 30, 2017 and December 31, 2016, the convertible debt consisted of the following:

	June 30, 2017	December 31, 2016
Principal amount	$550,183	$350,000
Less: unamortized debt discount	(236,989)	(295,312)
Convertible note payable, net	$313,194	$54,688

At June 30, 2017 and December 31, 2016, the Company had $550,183 and $350,000, respectively, in borrowings outstanding under the Notes. The weighted average interest rate during the period ended June 30, 2017 was approximately 10.0%.

NOTE 6 – LOANS PAYABLE

In June 2017, the Company entered into loan agreement with several third parties (the “Loans”). Pursuant to the loan agreements, the Company borrowed an aggregate of $139,125. The Loans bear interest at an annual rate of 33.3%, are unsecured, and are due on or before October 1, 2017.

NOTE 7 – RELATED-PARTY TRANSACTIONS

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

For the six months ended June 30, 2017, due to related party activity consisted of the following:

	CEO	CFO	Vitel Officers	Total
Balance due to related parties at December 31, 2016	$5,000	$-	$-	$5,000
Working capital advances received	50,000	-	6,444	56,444
Repayments made	(7,000)	-	(5,974)	(12,974)
Balance due to related parties at June 30, 2017	$48,000	$-	$470	$48,470

Accounts payable – related party

At June 30, 2017, the Company owed $3,599 to a company owned by the Vitel Officers for consulting services performed

Other

During the six months ended June 30, 2017, the Company paid $21,947 and $8,206 to a company owned by the Vitel Officers for consulting fees and for administrative fees, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

The holders of Series A Preferred Stock shall have no special voting rights and their consent is not required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for the taking of any corporate action. On September 2, 2015, in connection with the Exchange, the Company issued 1,000,000 shares of the Company’s Series A Preferred Stock, representing 100% of the outstanding Series A Preferred. Of these shares, 500,000 were issued to our Chief Executive Officer and 500,000 shares were issued to a former member of our Board of Directors. As of June 30, 2017, there are 1,000,000 shares of Series A Preferred Stock issued and outstanding.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

In March 2017, the Company issued 2,892,000 shares of Series B Preferred to Jonathan F. Head, Ph. D, the Company’s Chief Executive Officer and a member of the Board of Directors of the Company as provided for in the Contribution Agreement. The Series B preferred stock issued to Dr. Head and were determined to have nominal value of $289 or $.0001 per shares and was recorded as compensation expense. In addition, in March 2017 the Company issued 5,000,000 shares of Series B Preferred to Banco Actinver for the benefit of the Vitel Stockholders as partial consideration in the exchange for 100% of the issued and outstanding capital stock of Vitel. (See Note 3). As of June 30, 2017, there are 7,892,000 shares of Series B Preferred issued and outstanding.

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

Common stock issued for acquisition

On March 10, 2017, pursuant to the terms of the Contribution Agreement, the Company issued 61,158,013 shares of its unregistered common stock to Banco Actinver, S.A., in its capacity as Trustee (the “Trustee”) of the Irrevocable Management Trust Agreement Trust No. 2868 (the “Trust Agreement”) for the benefit of the Vitel Stockholders in exchange for 100% of the issued and outstanding capital stock of Vitel (See Note 3).

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

The net proceeds under the Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. The Company expects that any proceeds received by the Company from such sales to Lincoln Park under the Purchase Agreement will be used for general corporate purposes and working capital requirements.

During the six months ended June 30, 2017, pursuant to the Purchase Agreement, the Company issued 2,000,000 shares of its common stock to Lincoln Park for net cash proceeds of $407,787.

Common stock issued for debt conversion

In June 2017, the Company issued 3,895,757 shares of its common stock upon conversion of note principal of $192,296 (see Note 5).

Common stock and warrants issued for cash

During the six months ended June 30, 2017, pursuant to unit subscription agreements, the Company issued 8,253,136 shares of its unregistered common stock and 4,126,579 five-year warrants to purchase common shares for an exercise price of $0.30 per common share to investors for cash proceeds of $618,983 or $0.075 per share.

Warrants

On June 2, 2017, in connection with the 2nd Securities Purchase Agreement (see Note 5), the Company issued the June 2017 Warrants to purchase 1,555,633 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.175 (subject to adjustments under certain conditions as defined in the June 2017 Warrants).

Warrant activities for the six months ended June 30, 2017 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2016	3,304,872	$0.27
Issued on a full ratcheted basis	3,111,111	0.075
Issued in connection with financings	5,682,211	0.27
Balance Outstanding June 30, 2017	12,098,194	$0.20	4.53	$54,444
Exercisable, June 30, 2017	12,098,194	$0.20	4.53	$54,444

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 203.4%; risk-free interest rate of 1.93%; and, an estimated holding period of 6 years. In connection with these options, the Company valued these options at a fair value of $293,598 and will record stock-based compensation expense over the vesting period. During the six months ended June 30, 2017, the Company recorded stock-based compensation expense of $140,682 related to these options.

At June 30, 2017, there were 4,000,000 options outstanding and 1,333,334 options vested and exercisable. As of June 30, 2017, there was $189,615 of unvested stock-based compensation expense to be recognized through December 2026. The aggregate intrinsic value at June 30, 2017 was approximately $0 and was calculated based on the difference between the quoted share price on June 30, 2017 and the exercise price of the underlying options.

Stock option activities for the six months ended June 30, 2017 are summarized as follows:

	Number of Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2016	-	$-
Granted	4,000,000	0.25
Balance Outstanding June 30, 2017	4,000,000	$0.25	9.70	$0
Exercisable, June 30, 2017	1,333,334	$0.25	9.70	$0

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

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

Vitel Employment agreements

On March 10, 2017, Vitel entered into employment agreements with each of Messrs. Cosme and Alaman who were the sellers of Vitel (the “Vitel Employment Agreements”). Mr. Cosme was appointed as Vitel’s General Manager of Global Operations and Mr. Alaman was appointed as its Chief Operations Officer. Both of Messrs. Cosme and Alaman will be responsible for, supervising, managing, planning, directing and organizing the activities of the Vitel and will be its two most senior executive officers reporting to Vitel’s Board of Directors with all other employees of Vitel reporting directly or indirectly to them.

Each of the Vitel Employment Agreements provides for a base salary of $187,500, annual bonuses and other compensation as required under Mexican Federal Labor Law and an annual bonus target of 50% of salary based on performance objectives to be established by the Company’s Board of Directors annually. In addition, Messrs. Cosme and Alaman are entitled to a $500 monthly car allowance, health insurance reimbursement of up to $5,000 per year and other benefits required under Mexican law. The Vitel Employment Agreements also contains a non-compete provision prohibiting them from engaging in business activities that compete with Vitel’s current business and allows them to continue to operate their ongoing pharmaceuticals business so long as such business does not interfere with their duties to Vitel under their respective employment agreements. In addition, if Messrs. Cosme and Alaman seek to pursue any future business opportunities that do not interfere with their obligations to Vitel, they are required to notify the Company and provide it with a notice and an opportunity to participate in such opportunity.

The Vitel Employment Agreements may be terminated upon the employee’s death or disability, and with or without cause. In the event Vitel terminates either of Messrs. Cosme and Alaman’s employment upon their death or disability, for cause (as defined in the employment agreement) or if either of them should resign without cause, the person resigning is entitled to payment of their base salary through the date of termination and certain severance payments they are legally entitled to receive under Mexican Federal Labor Law. At Vitel’s option, it may terminate their employment without cause or the employee may terminate the agreement for good cause (as defined in the agreement) in which event the person terminated is entitled to (i) the equivalent amount of the corresponding severance payment set forth in the Mexican Federal Labor Law for an unjustified dismissal, or if greater (ii) the equivalent amount of up to three years’ gross salary and certain amounts mandated under Mexican labor laws, depending on the date of termination less the number of months elapsed after March 10, 2017. The severance payment shall be paid in equal monthly installments over the remaining term so long as the employee is in compliance with the non-compete provisions provided for in the employment agreement.

The Company is a guarantor of Vitel’s obligations under the Vitel Employment Agreements. The Vitel Employment Agreements do not represent additional purchase consideration.

NOTE 9 – CONCENTRATIONS

Geographic concentrations of sales

For the six months ended June 30, 2017, total sales to customers located in Mexico represent 100% total revenues.

Customer concentrations

For the six months ended June 30, 2017, four customers accounted for approximately 88.7% of total sales (46.7%, 16.3%, 13.3% and 12.4%, respectively). The Company did not have customers during the 2016 periods. A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition. At June 30, 2017, four customers accounted for 94.0% of the accounts receivable balance (44.6%, 17.7%, 16.1%, and 15.6%, respectively).

Vendor and product concentrations

Generally, the Company relies on one vendor as a single source of raw materials to produce certain components of its cancer treatment products. The Company believe that other vendors are available to supply these materials if the Company cannot obtain these materials from its single source vendor.

For the six months ended June 30, 2017, the Company purchased all of its product from one supplier located in Mexico. This supplier obtains its products from one suppler located in Germany. The loss of this supplier may have a material adverse effect on the Company’s consolidated results of operations and financial condition.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

During the six months ended June 30, 2017, the Company purchased and sold four products.

NOTE 10 – SUBSEQUENT EVENTS

From July 1, 2017 to September 7, 2017, the Company issued 2,292,643 shares of its common stock upon conversion of note principal of $81,285.

In July 2017, pursuant to a unit subscription agreement, the Company issued 1,000,000 shares of its unregistered common stock and 500,000 five-year warrants to purchase common shares for an exercise price of $0.30 per common share to investors for cash proceeds of $50,000 or $0.05 per share.

On July 5, 2017, the Company issued 300,000 shares of its unregistered common stock to a consultant for business development services performed. The shares were valued at the most recent cash price paid of $0.05 per share. In connection with these shares, the Company recorded stock-based consulting fees of $15,000.

On July 26, 2017 (the “Original Issue Date”) the Company entered into and closed on a 3rd Securities Purchase Agreement (the “3rd Securities Purchase Agreement”) with three institutional investors (the “Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the 3rd Securities Purchase Agreement, the Company issued upon closing to the Purchasers for an aggregate subscription amount of $300,000: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,883 (the “Notes”); and (ii) warrants (the “Warrants”) to purchase 4,769,763 shares of the Company’s common stock at an exercise price of $0.10 per share (subject to adjustments under certain conditions as defined in the Warrants). The closing under the 3rd Securities Purchase Agreement occurred on July 26, 2017. These Notes bear interest at a rate equal to 5% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the Notes)), have a maturity date of March 25, 2018 and are convertible (principal, and interest) at any time after the issuance date of these Notes into shares of the Company’s Common Stock at a conversion price equal to $0.07 per share (subject to adjustment as provided in the Note), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the Note shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the Common Stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). These Notes provide for three amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 110% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 115% of the applicable amortization payment. These Notes may be prepaid at any time until the 210th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the three months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the Notes and accrued and unpaid interest during months four through seven following the Original Issue Date. In order to prepay these Notes, the Company shall provide 20 Trading Days prior written notice to the Purchaser, during which time the Purchaser may convert the Notes in whole or in part at the Conversion Price.

These Notes contain certain covenants, such as restrictions on the incurrence of indebtedness, creation of liens, payment of restricted payments, redemptions, payment of cash dividends and the transfer of assets. These Notes also contains certain adjustment provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. The conversion price is also subject to adjustment if the Company issues or sells shares of its common stock for a consideration per share less than the conversion price then in effect, or issue options, warrants or other securities convertible or exchange for shares of its common stock at a conversion or exercise price less than the conversion price of these Notes then in effect. If either of these events should occur, the conversion price is reduced to the lowest price at which these securities were issued or are exercisable. The Company granted the Purchasers certain rights of first refusal on future offerings by the Company for as long as the Purchasers hold these Notes. In addition, subject to limited exceptions, the Purchasers will not have the right to convert any portion of these Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The Purchaser may increase or decrease this ownership limitation to any percentage not exceeding 9.99% upon 61 days prior written notice to the Company.

From July 1, 2017 to September 14, 2017, the Company entered into loan agreements with several third parties. Pursuant to the loan agreements, the Company borrowed an aggregate of $344,723. The loans bear interest at an annual rate of 33.3%, are unsecured, and are due on or before January 1, 2018.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

These Warrants are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the Warrants. The exercise price of these Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of these Warrants are also subject to full ratchet price adjustment if the Company sells or grants any option to purchase, sells or re-prices any common stock or common stock equivalents, as defined, at an exercise price lower than the then-current exercise price of these Warrants with the exception for certain exempted issuances and subject to certain limitations on the reduction of the exercise price as provided in the Warrants. In the event of a fundamental transaction, as described in these Warrants and generally including any reorganization, recapitalization or reclassification of the Common Stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the outstanding Common Stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the outstanding Common Stock, the holders of these Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised these Warrants immediately prior to such fundamental transaction; provided that upon the occurrence of certain fundamental transactions, the holder can require the Company to purchase these Warrants for cash at a price equal to the higher of the Black Scholes Value of the unexercised portion of these Warrants or difference between the cash per share paid in the fundamental transaction and the exercise price per share. The holders of these Warrants will not have the right to exercise any portion of these Warrant if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of these Warrants.

In connection with the issuance of the these Notes and Warrants, the Company determined that the terms of these Note and Warrants contain terms that included a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments and the Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives and Warrants were determined using the Binomial valuation model. At the end of each period, the Company revalued the embedded conversion option and warrants derivative liabilities.

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

Overview

We are a clinical-stage biopharmaceutical company engaged in the development of novel cancer immunotherapy products, with a proprietary vaccine technology that is designed to stimulate the immune system to attack its own cancer while not hurting the patient. We are also commercializing specialty drugs in Mexico and other Latin American countries following our March 10, 2017 acquisition of Vitel Laboratorios discussed below.

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

Our lead product, ProscaVax™ is scheduled to commence a Phase 2 clinical study later in 2017 following our Phase 1 clinical trials in 2016 and into 2017.

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

Vitel also has Mexican territorial rights through licensing agreements with; Kamada for KamRab® (for rabies), KamRho® (an Rh immunization) and Glassia® (for Anti-D deficiency); Aqvida for Imatinib (for cancer), and other oncology products; QPharma for Androferti (a male fertility drug) and is currently developing two innovative orphan drugs through their own research and development.

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

Results of Operations

Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016

Revenue, Costs of Revenues, and Gross Margin

During the three and six months ended June 30, 2017, we generated revenue of $145,723 and $160,114, respectively, which related to product sales in Mexico during the period from the date of the Vitel acquisition (March 10, 2017) to June 30, 2017. We did not generate any revenues for the three and six months ended June 30, 2016. We expect to generate future revenues from product sales in Mexico as discussed above in the Overview section.

During the three and six months ended June 30, 2017, we recorded costs of sales of $92,328 and $102,916 and gross margin of $53,395 and $57,198, respectively, which related to product sales in Mexico during the period from the date of the Vitel acquisition (March 10, 2017) to June 30, 2017. We did not generate any cost of revenues or gross profit during the three and six months ended June 30, 2016.

Operating Expenses

For the three months ended June 30, 2017, operating expenses amounted to $974,883 as compared to $428,624 for the three months ended June 30, 2016, an increase of $546,259 or 127.4%. For the six months ended June 30, 2017, operating expenses amounted to $1,801,427 as compared to $872,625 for the six months ended June 30, 2016, an increase of $928,802 or 106.4%. For the three and six months ended June 30, 2017 and 2016, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Professional fees	$535,462	$184,096	$949,851	$311,099
Compensation expense	269,345	156,331	536,866	369,618
Consulting fees – related party	972	-	21,947	-
Research and development expense	36,318	50,449	68,232	80,535
Bad debt expense	42,246	-	42,246	-
General and administrative expenses – related party	364	-	8,206	-
General and administrative expenses	90,176	37,748	172,079	111,373
Total	$974,883	$428,624	$1,801,427	$872,625

●	For the three months ended June 30, 2017, professional fees increased by $351,366 or 190.9%, as compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, professional fees increased by $638,752, or 205.3%, as compared to the six months ended June 30, 2016. For the three and six months ended June 30, 2017, the increase was primarily attributable to an increase in investor relations fees of approximately $228,000 and $417,000 related to building investor awareness and interest in our stock, an increase in legal fees of approximately $74,000 and $155,000, and an increase in accounting fees of approximately $29,000 and $52,000 offset by a decrease in other professional fees, respectively.

●

For the three months ended June 30, 2017, compensation expense increased by $113,014, or 72.3%, as compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, compensation expense increased by $169,248, or 45.8%, as compared to the six months ended June 30, 2016. On February 2, 2016, we entered into employment agreements with Jonathan F. Head, Ph.D. (“Dr. Head”) to serve as our Chief Executive Officer and with Andrew Kucharchuk (“Mr. Kucharchuk), our President and Chief Financial Officer. The employment agreement with Dr. Head provides that Dr. Head’s salary shall be $275,000 and the employment agreement with Mr. Kucharchuk provides that Mr. Kucharchuk’s salary shall be $200,000. Additionally, on March 10, 2017, pursuant to employment agreements, we entered into employment agreements with each of Messrs. Cosme and Alaman who were the sellers of Vitel (the “Vitel Employment Agreements”). Mr. Cosme was appointed as Vitel’s General Manager of Global Operations and Mr. Alaman was appointed as its Chief Operations Officer. Both of Messrs. Cosme and Alaman will be responsible for, supervising, managing, planning, directing and organizing the activities of the Vitel and will be its two most senior executive officers reporting to Vitel’s Board of Directors with all other employees of Vitel reporting directly or indirectly to them.

Each of the Vitel Employment Agreements provides for a base salary of $187,500,

●	During the six months ended June 30, 2017, we incurred consulting fees – related party of $21,947 which related to fees paid to a company owned by officers of Vitel who are also beneficial shareholders of the Company. We did not incur such consulting fees during the six months ended June 30, 2016.

●	For the three and six months ended June 30, 2017, research and development expense decreased by $14,131, or 28.0%, and $12,303, or 15.3%, as compared to the three and six months ended June 30, 2016, respectively, which related to a decrease in research activities.

●	For the three and six months ended June 30, 2017, bad debt expense amounted to $42,246 as compared to $0 for the three and six months ended June 30, 2016 which related to the recording for an allowance for doubtful accounts on accounts receivable balances.

●	During the six months ended June 30, 2017, we incurred general and administrative expenses – related party of $8,206, which related to fees paid to a company owned by officers of Vitel who are also beneficial shareholders of the Company. We did not incur such expenses during the six months ended June 30, 2016.

●	For the three months ended June 30, 2017, general and administrative expenses increased by $52,428, or 138.9%, as compared to the three months ended June 30, 2016. For the six months ended June 30, 2017, general and administrative expenses increased by $60,706, or 54.5%, as compared to the six months ended June 30, 2016. For the three months ended June 30, 2017, the increase was primarily due an increase in general and administrative expenses incurred related the acquisition of Vitel of approximately $38,251 and an increase in other general and administrative expenses of approximately $14,000. For the six months ended June 30, 2017, the increase was primarily due an increase in general and administrative expenses incurred related the acquisition of Vitel of approximately $57,079 and an increase in other general and administrative expenses of approximately $3,600.

Loss from Operations

For the three months ended June 30, 2017, loss from operations amounted to $921,488 as compared to $428,624 for the three months ended June 30, 2016, an increase of $492,864, or 115.0%. For the six months ended June 30, 2017, loss from operations amounted to $1,744,229 as compared to $872,625 for the six months ended June 30, 2016, an increase of $871,604, or 99.9%. These increases are primarily a result of the increases in operating expenses, partially offset by gross profit discussed above.

Other Income (Expense)

For the three months ended June 30, 2017, we had total other income of $675,647 as compared to total other expense of $151,444 for the three months ended June 30, 2016, a change of $827,091, or 546.1%. This change was primarily due to the recording of income from the fair value of derivative liabilities of $995,210 and an increase in interest expense of $176,543 due to an increase in interest-bearing debt and amortization of debt discount which has been included in interest expense.

For the six months ended June 30, 2017, we had total other expense of $1,284,260 as compared to total other expense of $151,783 for the six months ended June 30, 2016, an increase of $1,132,477, or 746.1%. This increase was primarily due to the recording of expense from the change in fair value of derivative liabilities of $819,023 and an increase in interest expense of $316,084 due to an increase in interest-bearing debt and amortization of debt discount which has been included in interest expense.

Net Loss

For the three months ended June 30, 2017, we had a net loss of $245,841 or $(0.00) per common share (basic and diluted) as compared to a net loss of $580,068 or $(0.01) per common share (basic and diluted) for the three months ended June 30, 2016, a decrease of $334,227, or 57.6%.

For the six months ended June 30, 2017, we had a net loss of $3,028,489 or $(0.03) per common share (basic and diluted) as compared to a net loss of $1,024,408 or $(0.02) per common share (basic and diluted) for the six months ended June 30, 2016, an increase of $2,019,193, or 197.1%.

Foreign currency translation loss

The functional currency of our subsidiaries operating in Mexico is the Mexican Peso (“Peso”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $14,244 and $18,116 for the three and six months ended June 30, 2017, respectively. During the six months ended June 30, 2016, we did not have any foreign subsidiaries. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive loss

As a result of our foreign currency translation loss, we had comprehensive loss for the six months ended June 30, 2017 of $3,046,605, compared to comprehensive loss of $1,024,408 for the six months ended June 30, 2016. Additionally, we had comprehensive loss for the three months ended June 30, 2017 of $260,085, compared to comprehensive loss of $580,068 for the three months ended June 30, 2016.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $2,672,540 and cash of $111,895 as of June 30, 2017 and a working capital deficit of $842,637 and no cash as of December 31, 2016.

			December 31, 2016 to June 30, 2017
	June 30, 2017	December 31, 2016	Change	Percentage Change
Working capital deficit:
Total current assets	$386,164	$41,309	$344,855	834.8%
Total current liabilities	(3,058,704)	(883,946)	(2,174,758)	(246.0)%
Working capital deficit:	$(2,672,540)	$(842,637)	$(1,829,903)	(217.2)%

From December 31, 2016 to June 30, 2017, our working capital deficit increased by $1,829,903 and was primarily due to an increase in derivative liabilities of $996,410, an increase in convertible debt, net of $258,506, an increase in notes payable of $139,125, and an increase in accounts payable and accrued expenses of $734,993 offset by an increase in cash of $111,895, an increase in accounts receivable of $94,093, and an increase in inventories of $104,616.

Cash Flows

Changes in our cash balance are summarized as follows:

	Six months Ended June 30, 2017	Six months Ended June 30, 2016
Net cash used in operating activities	$(1,285,330)	$(750,810)
Net cash used in investing activities	(11,571)	0
Net cash provided by financing activities	1,402,901	90,834
Effect of exchange rate changes on cash	5,895	-
Net increase (decrease) in cash	$111,895	$(659,976)

Net Cash Used in Operating Activities

Our cash used in operating activities for the six month ended June 30, 2017 as compared to our cash used in operating activities for the six months ended June 30, 2016 increased by $534,520. The increase in use of cash in operating activities was primarily due to an increase in net loss, partially offset by expense from the change in fair value of derivative liabilities, amortization of debt discount, stock-based compensation, an increase in bad debt expense, an increase in accounts receivable and prepaid expenses, accrued liabilities and depreciation.

For the six months ended June 30, 2016, cash used in operating activities consisted of our net loss of $1,024,408 adjusted for the add back of non-cash items such as depreciation expense of $549, stock based compensation of $35,000, amortization of debt discount of $4,167, derivative expense $144,506 and changes in operating assets and liabilities of $89,376. The increase in use of cash in operating activities was primarily due to an increase in cash used to pay executive salaries and other employees and related payroll taxes and increases in amounts paid for professional fees, and travel.

Net Cash Used in Investing Activities

Cash flows used in investing activities for the six months ended June 30, 2017 was $11,571 as compared to $0 for the six months ended June 30, 2016, an increase of $11,571. During the six months ended June 30, 2017, we received cash from acquisition of Vitel of $39,144 offset by the $715 cost of property and equipment we acquired and $50,000 for the acquisition a drug.

Cash Provided By Financing Activities

Cash flows provided by financing activities for the six months ended June 30, 2017 was $1,402,901 as compared to $90,834 for the six months ended June 30, 2016, an increase of $1,312,067. During the six months ended June 30, 2017, we received net proceeds from the sale of common stock of $1,038,442 as compared to $46,801 for the six months ended June 30, 2016, proceeds of $43,439 from related party advances, net proceeds from convertible debt of $183,240, and proceeds from notes payable of $139,125, partially offset by a decrease in a bank overdraft and payments to our line of credit. During the six months ended June 30, 2016, we received net proceeds from our bank line of credit of $8,033, net proceeds from convertible debt of $36,000 and proceeds from the sale of common stock of $46,801.

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

Going Concern

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, we had a net loss of $3,028,489 and $1,024,408 for the six months ended June 30, 2017 and 2016, respectively. The net cash used in operations were $1,285,330 and $750,810 for the six months ended June 30, 2017 and 2016, respectively. Additionally, we had an accumulated deficit of $6,171,340 and $3,142,851 at June 30, 2017 and at December 31, 2016, respectively, had a working capital deficit of $2,672,540 at June 30, 2017, and had minimal revenues since inception. Management believes that these matters raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. On March 10, 2017, we completed the acquisition of 100% of the issued and outstanding capital stock of Vitel. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending December 31, 2017. We will seek to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail or cease operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Current and Future Financings

Line of Credit

In October 2014, we entered into a $100,000 revolving promissory note (the “Revolving Note”) with Regions Bank (the “Lender”). The unpaid principal balance of the Revolving Note is payable on demand and any unpaid principal and interest is payable due not later than October 27, 2017, is secured by deposits located at the Lender, and bears interest computed at a variable rate of interest which is equal to the Lender’s prime rate plus 1.7% (5.7% and 5.45% at June 30, 2017 and December 31, 2016, respectively). We will pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. We may, at any time or from time to time, prepay the Revolving Note in whole or in part without penalty. At June 30, 2017 and December 31, 2016, we had $99,208 and $99,741, respectively, in borrowings outstanding under the Revolving Note with $792 and $259, respectively, available for borrowing under such note. The weighted average interest rate during the six months ended June 30, 2017 was approximately 5.57%.

Loans Payable

In June 2017, we entered into loan agreement with several third parties (the “Loans”). Pursuant to the loan agreements, we borrowed an aggregate of $139,125. The Loans bear interest at an annual rate of 33.3%, are unsecured, and are due on or before October 1, 2017.

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

The net proceeds under the Purchase Agreement to us will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. We expect that any proceeds received by us from such sales to Lincoln Park under the Purchase Agreement will be used for general corporate purposes and working capital requirements. During 2016, we received net proceeds of $191,850 and a subscription receivable of $11,190 which was collected in January 2017 under the Purchase Agreement. During the six months ended June 30, 2017, pursuant to the Purchase Agreement, we issued 2,000,000 shares of our common stock to Lincoln Park for net cash proceeds of $407,787.

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

November 2016 Financing

On November 23, 2016, we entered into and closed on the transaction set forth in an Amended and Restated Securities Purchase Agreement (the “Securities Purchase Agreement”) it entered into with three institutional investors (the “Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Securities Purchase Agreement, we issued upon closing to the Purchasers for an aggregate subscription amount of $350,000: (i) 14.29% Original Issue Discount 10% Senior Secured Convertible Notes (the “November 2016 Notes”); and (ii) warrants (the “Warrants”) to purchase 2,333,334 shares of our common stock at an exercise price of $0.175 (subject to adjustments under certain conditions as defined in the Warrants) (see below for reduction of warrant exercise price) which are exercisable for a period of five years from the Original Issue Date. The aggregate principal amount of the November 2016 Notes is $350,000 and we received $300,000 after giving effect to the original issue discount of $50,000. The November 2016 Notes bear interest at a rate equal to 10% per annum (which interest rate increased to 24% per annum upon the occurrence of an Event of Default (as defined in the November 2016 Notes)), have a maturity date of July 23, 2017 and are convertible (principal, and interest) at any time after the issuance date of the November 2016 Notes into shares of the Company’s Common Stock at a conversion price equal to $0.15 per share (subject to adjustment as provided in the Note) (see below for reduction for reduction of conversion price), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the November 2016 Notes shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the Common Stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The November 2016 Notes provide for two amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 120% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 125% of the applicable amortization payment. The November 2016 Notes may be prepaid at any time until the 180th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the three months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the November 2016 Notes and accrued and unpaid interest during months four through six following the Original Issue Date. In order to prepay the November 2016 Notes, we shall provide 20 Trading Days prior written notice to the Holder, during which time the Holder may convert the November 2016 Notes in whole or in part at the Conversion Price.

The November 2016 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by us or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these November 2016 Notes, we sold stock at a share price of $0.075 per shares. Accordingly, pursuant to these ratchet provisions, the conversion price on the November 2016 Notes and the exercise price of the November 2016 Warrants were lowered to $0.075 per share. Additionally, the total number of November 2016 Warrants were increased on a full ratchet basis by 3,111,111.

On May 23, 2017, in connection with the November 2016 Notes, we entered into forbearance agreements (the “Forbearance Agreements”) with the Purchases whereby the Purchasers waived any event of default, as defined in the November 2016 Notes. We failed to make a payment on May 23, 2017 to each of the Holders as required pursuant to the November 2016 Notes which resulted in an event of default under such Notes. As of result of the event of default, the aggregate amount owing under the November 2016 Notes as of May 23, 2017 was increased to $509,135 with such amount with such amount including a mandatory default amount of $141,299 and accrued interest of $17,836 resulting in debt settlement expense of $141,299. The Forbearance Agreement also provides for the Holders to forbear their right to demand an immediate cash payment of the principal amount due plus accrued interest as a result of our failure to satisfy its payment obligations to the Holder on May 23, 2017 so long as we comply with our other obligations under the November 2016 Notes and the other transaction documents. In consideration therefore, and as currently set forth in the November 2016 Notes, the Holders shall be entitled to convert such notes from time to time at their discretion in accordance with the terms of the November 2016 Notes and the November 2016 Notes shall not be subject to repayment unless agreed to by the Holder of such Note. In connection with the Forbearance Agreement, we increased the principal balance of the November 2016 Notes by $159,135, reduced accrued interest payable by $17,836, and recorded debt settlement expense of $141,299.

In May and June 2017, we issued 3,895,757 shares of our common stock upon the conversion of principal note balances of $192,296 (see Note 8).

June 2017 Financing

On June 2, 2017, we entered into a 2nd Securities Purchase Agreement (the “2nd Securities Purchase Agreement”) with the Purchasers for the sale of our convertible notes and warrants. Pursuant to the terms provided for in the 2nd Securities Purchase Agreement, we issued upon closing to the Purchasers for an aggregate subscription amount of $233,345: (i) 14.29% Original Issue Discount 10% Senior Secured Convertible Notes (the “June 2017 Notes”); and (ii) warrants (the “June 2017 Warrants”) to purchase 1,555,633 shares of our common stock, par value $0.001 per share at an exercise price of $0.175 (subject to adjustments under certain conditions as defined in the June 2017 Warrants).

The aggregate principal amount of the June 2017 Notes is $233,345 and we received $200,000 after giving effect to the original issue discount of $33,345. The June 2017 Notes bear interest at a rate equal to 10% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the June 2017 Notes)), have a maturity date of February 2, 2018 and are convertible (principal, and interest) at any time after the issuance date of issuance into shares of our common stock at a conversion price equal to $0.15 per share (subject to adjustment as provided in the June 2017 Notes), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the June 2017 Note shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The June 2017 Notes provide for two amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 120% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 125% of the applicable amortization payment.

The June 2017 Notes may be prepaid at any time until the 180th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the three months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the June 2017 Notes and accrued and unpaid interest during months four through six following the Original Issue Date. In order to prepay the June 2017 Notes, the Company shall provide 20 Trading Days prior written notice to the Holder, during which time the Holder may convert the June 2017 Notes in whole or in part at the Conversion Price.

The holders of the June 2017 Notes received June 2017 Warrants to purchase 1,555,633 shares of common stock. The initial exercise price for the June 2017 Warrants is $0.175 per share, subject to adjustment as described below, and the June 2017 Warrants are exercisable for five years after the issuance date.

The November 2016 Notes and June 2017 Notes contain certain covenants, such as restrictions on the incurrence of indebtedness, creation of liens, payment of restricted payments, redemptions, payment of cash dividends and the transfer of assets. These Notes also contains certain adjustment provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. The conversion price is also subject to adjustment if we issue or sell shares of our common stock for a consideration per share less than the conversion price then in effect, or issue options, warrants or other securities convertible or exchange for shares of our common stock at a conversion or exercise price less than the conversion price of these Notes then in effect. If either of these events should occur, the conversion price is reduced to the lowest price at which these securities were issued or are exercisable. We granted the Purchasers certain rights of first refusal on future offerings by us for as long as the Purchasers hold these Notes. In addition, subject to limited exceptions, the Purchasers will not have the right to convert any portion of these Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of our Common Stock outstanding immediately after giving effect to its conversion. The Purchaser may increase or decrease this ownership limitation to any percentage not exceeding 9.99% upon 61 days prior written notice to us.

In connection with our obligations under the November 2016 and June 2017 Notes, we entered into a Security Agreement, Pledge Agreement and Subsidiary Guaranty with Calvary Fund I LP, as agent, pursuant to which we granted a lien on all assets of the Company (the “Collateral”) excluding permitted indebtedness which includes a first lien held by Regions Bank in connection with the $100,000 revolving promissory note entered into with Regions Bank in October 2014, for the benefit of the Purchasers, to secure our obligations under the Notes. Upon an Event of Default (as defined in the Notes), the Purchasers may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

Other

During the six months ended June 30, 2017, pursuant to unit subscription agreements, we issued 8,253,136 shares of our unregistered common stock and 4,126,579 five-year warrants to purchase common shares for an exercise price of $0.30 per common share to investors for cash proceeds of $618,983 or $0.075 per share.

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

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the purchase price is fixed or determinable and collectability is reasonably assured. We record revenue when the products have been shipped to the customer. We report our sales net of actual sales returns and the amount of reserves established for anticipated sales returns based on historical rates. We estimate and record a liability for potential returns and record this as a reduction of revenue in the same period the related revenue is recognized. We also offers cash discounts to certain customers as an incentive for prompt payment. We account for cash discounts by reducing accounts receivable by the prompt pay discount amount and recognizes the discount as a reduction of revenue in the same period the related revenue is recognized.

Certain sales to distributors or retailers are made on a consignment basis. Revenue for consignment sales are not recognized until sell through to the final customer is established which maybe upon receipt of payment by our customer.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2017, our disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 13, 2017, we issued 20,000 shares of our unregistered common stock to a consultant for business development services performed. The shares were valued at the most recent cash price paid of $0.075 per share. In connection with these shares, we recorded stock-based compensation of $1,500.

In April 2017, pursuant to unit subscription agreements, we issued 133,334 shares of our common stock and 66,667 five-year warrants to purchase common shares for an exercise price of $0.30 per common share to investors for cash proceeds of $10,000 or $0.075 per share.

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

ONCBIOMUNE PHARMACEUTICALS, INC.

Dated: September 14, 2017	By:	/s/ Jonathan F. Head, PhD
Jonathan F. Head, PhD
Chief Executive Officer (principal executive officer)

Dated: September 14, 2017	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk
Chief Financial Officer and President (principal financial officer and principal accounting officer)