Form 10-Q
period 2017-09-30
OncBioMune Pharmaceuticals, Inc
filed 2017-11-20
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 152,669,639 shares as of November 20, 2017.

ONCBIOMUNE PHARMACEUTICALS, INC.

Form 10-Q

September 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$83,563	$-
Accounts receivable	93,356	-
Inventories	106,249	-
Subscription receivable	-	11,190
Prepaid expenses and other current assets	99,589	30,119

Total Current Assets	382,757	41,309

OTHER ASSETS:
Property and equipment, net	8,503	9,604
Security deposit	6,400	6,400

Total Assets	$397,660	$57,313

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible debt, net	$289,089	$54,688
Line of credit	99,208	99,741
Notes payable	538,875	-
Bank overdraft	-	812
Accounts payable	757,804	213,616
Accrued liabilities	256,537	108,034
Derivative liabilities	2,122,848	402,055
Due to related parties	48,469	5,000

Total Current Liabilities	4,112,830	883,946

Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 20,000,000 authorized;
Series A Preferred stock ($0.0001 par value; 1,000,000 shares authorized; 1,000,000 issued and outstanding at September 30, 2017 and December 31, 2016)	100	100
Series B Preferred stock ($0.0001 par value; 7,892,000 shares authorized; 7,892,000 and none issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	789	-
Common stock: $.0001 par value, 500,000,000 shares authorized; 152,669,639 and 60,807,846 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	15,267	6,081
Additional paid-in capital	8,568,798	2,310,037
Accumulated deficit	(12,271,297)	(3,142,851)
Accumulated other comprehensive loss	(28,827)	-

Total Stockholders’ Deficit	(3,715,170)	(826,633)

Total Liabilities and Stockholders’ Deficit	$397,660	$57,313

See accompanying condensed notes to unaudited condensed consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Month Ended		For the Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$118,572	$-	$278,686	$-

COST OF REVENUES	53,168	-	156,084	-

GROSS PROFIT	65,404	-	122,602	-

OPERATING EXPENSES:
Professional fees	373,379	238,085	1,323,230	549,184
Compensation expense	267,475	167,088	806,341	536,706
Consulting fees - related party	650	-	22,597	-
Research and development expense	5,488	5,201	73,720	85,736
Bad debt expense	1,251	-	43,497	-
General and administrative expenses - related party	243	-	8,449	-
General and administrative expenses	143,185	51,322	315,264	162,695
Impairment loss	4,736,692	-	4,736,692	-

Total Operating Expenses	5,528,363	461,696	7,329,790	1,334,321

LOSS FROM OPERATIONS	(5,462,959)	(461,696)	(7,207,188)	(1,334,321)

OTHER INCOME (EXPENSE):
Interest expense	(203,347)	(12,613)	(526,708)	(19,890)
Interest expense - related party	(6,078)	-	(6,078)	-
Derivative income (expense)	(1,363,793)	109,858	(2,327,322)	(34,648)
Debt settlement income, net of settlement expense	929,409	-	938,469	-
Loss on foreign currency transactions	6,811	-	381	-

Total Other Income (Expense)	(636,998)	97,245	(1,921,258)	(54,538)

NET LOSS	$(6,099,957)	$(364,451)	$(9,128,446)	$(1,388,859)

COMPREHENSIVE LOSS:
Net loss	$(6,099,957)	$(364,451)	$(9,128,446)	$(1,388,859)

Other comprehensive loss:
Unrealized foreign currency translation loss	(10,711)	-	(28,827)	-

Comprehensive loss	$(6,110,668)	$(364,451)	$(9,157,273)	$(1,388,859)

NET LOSS PER COMMON SHARE - Basic and Diluted:	$(0.04)	$(0.01)	$(0.08)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	139,917,339	58,471,197	117,671,151	57,667,941

See accompanying condensed notes to unaudited condensed consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended
	September 30,
	2017	2016
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,128,446)	$(1,388,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,364	823
Stock-based compensation	213,521	69,000
Amortization of debt discount	453,720	14,167
Derivative expense	2,327,322	34,648
Debt settlement income	(938,469)	-
Bad debt expense	43,497	-
Impairment loss	4,736,692	-
Change in operating assets and liabilities:
Accounts receivable	53,543	-
Inventories	(44,940)	-
Due from related parties	-	15,801
Prepaid expenses and other current assets	(3,113)	(9,317)
Accounts payable	89,082	127,037
Accounts payable - related party	(10,563)	-
Accrued liabilities	171,328	(18,503)

NET CASH USED IN OPERATING ACTIVITIES	(2,034,462)	(1,155,203)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(715)	-
Acquisition of intangible assets	(50,000)	-
Cash received in acquisition	39,144	-

NET CASH USED IN INVESTING ACTIVITIES	(11,571)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	43,452	20,000
Decrease in bank overdraft	(812)	-
Proceeds from line of credit	-	53,860
Payments to line of credit	(533)	(4,827)
Proceeds from convertible debt, net	473,240	36,000
Proceeds from notes payables	538,875	-
Capital contribution	482	-
Proceeds from sale of common stock and subscription receivable	1,087,960	387,988

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,142,664	493,021

NET INCREASE (DECREASE) IN CASH	96,631	(662,182)

Effect of exchange rate changes on cash	(13,068)	-

CASH, beginning of period	-	672,769

CASH, end of period	$83,563	$10,587

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$17,134	$4,075
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for convertible debt and interest	$390,612	$-
Reclassification of interest payable to convertible debt	$17,836	$-
Increase in debt discount and derivative liabilities	$473,240	$36,000
Issuance of common stock for services	$-	$68,000

Liabilities assumed in acquisition	$433,947	$-
Less: assets acquired in acquisition	325,702	-
Net liabilities assumed	108,245	-
Fair value of shares for acquisition	4,587,351	-
Increase in intangible assets	$4,695,596	$-

See accompanying condensed notes to unaudited condensed consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

On March 10, 2017 (the “Closing Date”), the Company completed the acquisition of 100% of the issued and outstanding capital stock of Vitel Laboratorios, S.A. de C.V., a Mexican variable stock corporation (“Vitel”) from its shareholders Manuel Cosme Odabachian and Carlos Fernando Alaman Volnie (collectively, the “Vitel Stockholders”) pursuant to the terms and conditions of a Contribution Agreement to the Property of Trust F/2868 entered into among the Company and the Vitel Stockholders on the Closing Date (the “Contribution Agreement”). Vitel is a revenue-stage Mexico-based pharmaceutical company that develops and commercializes specialty drugs in MALA. The Company acquired Vitel for the purpose of commercializing the Company’s PROSCAVAX vaccine technology and cancer technologies in MALA and to utilize Vitel’s distribution network and customer and industry relationships. (See Note 3).

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

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying unaudited condensed consolidated financial statements, the Company had a net loss of $9,128,446 and $1,388,859 for the nine months ended September 30, 2017 and 2016, respectively. The net cash used in operations were $2,034,462 and $1,155,203 for the nine months ended September 30, 2017 and 2016, respectively. Additionally, the Company had an accumulated deficit of $12,271,297 and $3,142,851 at September 30, 2017 and December 31, 2016, respectively, had a working capital deficit of $3,730,073 at September 30, 2017, had minimal revenues since inception, and is currently in default on certain convertible debt instruments, loans, and a bank line of credit. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. On March 10, 2017, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Vitel. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending December 31, 2017. The Company will seek to raise capital through additional debt and/or equity financings to fund our operations in the future.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three and nine months ended September 30, 2017 and 2016 include the valuation of accounts receivable, valuation of inventories, useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation of derivative liabilities, and the fair value of assets acquired and liabilities assumed in the business acquisition.

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

	At September 30, 2017			At December 31, 2016
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$2,122,848	—	—	402,055

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at December 31, 2016	$402,055
Initial valuation of derivative liabilities included in debt discount	473,240
Initial valuation of derivative liabilities included in derivative expense	730,700
Reclassification of derivative liabilities to debt settlement income upon conversion	(411,842)
Reclassification of derivative liabilities to debt settlement income upon cashless exercise of warrants	(667,927)
Change in fair value included in derivative expense	1,596,622
Balance at September 30, 2017	$2,122,848

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

Cash and cash equivalent

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At September 30, 2017 and December 31, 2016, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of September 30, 2017 and December 31, 2016. The Company has not experienced any losses in such accounts through September 30, 2017. Additionally, the Company maintains cash at financial institutions in Mexico. At September 30, 2017 and December 31, 2016, cash balances held in Mexico banks of $62,673 and $0, respectively, are uninsured.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. Based on the Company’s review of long-lived assets for impairment, on September 30, 2017, the Company recognized an impairment loss of $4,736,692 since the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The impairment loss consists of an impairment of intangibles of $4,695,596 recorded in connection with the acquisition of Vitel (see Note 3) and the impairment of an acquired drug formula of $41,096.

Derivative liabilities

The Company has certain financial instruments that are embedded derivatives associated with capital raises. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 810-10-05-4 and 815-40. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on extinguishment.

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

September 30, 2017

(Unaudited)

All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	September 30, 2017	September 30, 2016
Stock warrants	23,479,438	867,870
Convertible debt	19,068,568	547,345
Stock options	4,000,000	-

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2017 and December 31, 2016, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2011. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2017.

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

Asset and liability accounts at September 30, 2017 were translated at 18.12765 Pesos to $1.00, which was the exchange rates on the balance sheet date. Equity accounts were translated at their historical rate. The average translation rates applied to the statements of operations for the nine months ended September 30, 2017 was 18.87931 Pesos to $1.00. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

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

September 30, 2017

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

September 30, 2017

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

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

The purchase price exceeded the fair value of the net assets acquired by approximately $4,695,596, which was recorded as goodwill or other intangible assets pending the Company analysis of the fair values. The fair value of intangible assets may be based upon the discounted cash flow method that involves inputs that are not observable in the market (Level 3). Goodwill assigned represents the amount of consideration transferred in excess of the fair value assigned to identifiable assets acquired and liabilities assumed. Any goodwill recorded is not expected to be deductible for U.S. income tax purposes. Based on the Company’s review of long-lived assets for impairment, the Company recognized an impairment loss of $4,695,596 since the sum of expected undiscounted future cash flows is less than the carrying amount of the goodwill.

The Company shall record acquisition and transaction related expenses in the period in which they are incurred. During the nine months ended September 30, 2017, acquisition and transaction related expenses primarily consisted of legal fees of approximately $104,000.

NOTE 4 – LINE OF CREDIT

In October 2014, the Company entered into a $100,000 revolving promissory note (the “Revolving Note”) with Regions Bank (the “Lender”). The unpaid principal balance of the Revolving Note is payable on demand and any unpaid principal and interest is payable due not later than October 27, 2017, is secured by deposits located at the Lender, and bears interest computed at a variable rate of interest which is equal to the Lender’s prime rate plus 1.7% (5.95% and 5.45% at September 30, 2017 and December 31, 2016, respectively). The Company will pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may, at any time or from time to time, prepay the Revolving Note in whole or in part without penalty. As of the date of this report, the Lender has not renewed the Revolving Note and the Company is currently in default. Upon default, the interest increased by 2.0%.

At September 30, 2017 and December 31, 2016, the Company had $99,208 and $99,741, respectively, in borrowings outstanding under the Revolving Note. The weighted average interest rate during the nine months ended September 30, 2017 was approximately 5.76%.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

NOTE 5 – CONVERTIBLE DEBT

November 2016 Financing

On November 23, 2016, the Company entered into and closed on the transaction set forth in an Amended and Restated Securities Purchase Agreements (the “Securities Purchase Agreements”) it entered into with three institutional investors (the “Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Securities Purchase Agreement, the Company issued upon closing to the Purchasers for an aggregate subscription amount of $350,000: (i) 14.29% Original Issue Discount 10% Senior Secured Convertible Notes (the “November 2016 Notes”); and (ii) warrants (the “Warrants”) to purchase 2,333,334 shares of the Company’s common stock at an initial exercise price of $0.175 (subject to adjustments under certain conditions as defined in the Warrants) (see below for reduction of warrant exercise price) which are exercisable for a period of five years from November 23,2016. The aggregate principal amount of the November 2016 Notes was $350,000 and the Company received $300,000 after giving effect to the original issue discount of $50,000. The November 2016 Notes bear interest at a rate equal to 10% per annum (which interest rate increased to 24% per annum upon the occurrence of an Event of Default (as defined in the November 2016 Notes)), had a maturity date of July 23, 2017 and were convertible (principal, and interest) at any time after the issuance date of the November 2016 Notes into shares of the Company’s Common Stock at an initial conversion price equal to $0.15 per share (subject to adjustment as provided in the Note) (see below for reduction for reduction of conversion price), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the November 2016 Notes shall be convertible and the Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the Common Stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). Due to non-payment of the November 2016 Notes, an event of default occurred and accordingly, the November 2016 Notes and Warrants are convertible and exercisable based on the default terms.

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

The November 2016 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these November 2016 Notes, the Company sold stock at a share price of $0.075 per share and $0.05 per share. Accordingly, pursuant to these ratchet provisions, the conversion price on the November 2016 Notes were lowered to $0.075 per share and then to $0.05 per share and the exercise price of the November 2016 Warrants was lowered to $0.03. Additionally, the total number of November 2016 Warrants were increased on a full ratchet basis by an aggregate amount of 11,277,780 (see Note 8). In September 2017, the Company issued 9,547,087 shares of its common stock upon the cashless exercise of 9,074,076 warrants (see Note 8).

June 2017 Financing

On June 2, 2017, the Company entered into a 2nd Securities Purchase Agreement (the “2nd Securities Purchase Agreement”) with the Purchasers for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the 2nd Securities Purchase Agreement, the Company issued upon closing to the Purchasers for an aggregate subscription amount of $233,345: (i) 14.29% Original Issue Discount 10% Senior Secured Convertible Notes (the “June 2017 Notes”); and (ii) warrants (the “June 2017 Warrants”) to purchase 1,555,633 shares of the Company’s common stock, par value $0.001 per share at an initial exercise price of $0.175 (subject to adjustments under certain conditions as defined in the June 2017 Warrants) and exercisable for five years after the issuance date.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

The aggregate principal amount of the June 2017 Notes is $233,345 and the Company received $200,000 after giving effect to the original issue discount of $33,345. The June 2017 Notes bear interest at a rate equal to 10% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the June 2017 Notes)), have a maturity date of February 2, 2018 and are convertible (principal, and interest) at any time after the issuance date of issuance into shares of the Company’s common stock at an initial conversion price equal to $0.15 per share (subject to adjustment as provided in the June 2017 Notes), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the June 2017 Note shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The June 2017 Notes provide for two amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 120% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 125% of the applicable amortization payment.

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

The June 2017 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these June 2017 Notes, the Company sold stock at a share price of $0.05 per share. Accordingly, pursuant to these ratchet provisions, the exercise price of the June 2017 Warrants were lowered to $0.03 per share and the total number of June 2017 Warrants were increased on a full ratchet basis from 1,555,632 warrants to 9,074,520 warrants, an increase of 7,518,888 warrants (see Note 8).

July 2017 Financing

On July 26, 2017, the Company entered into and closed on a 3rd Securities Purchase Agreement (the “3rd Securities Purchase Agreement”) with three institutional investors (the “Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the 3rd Securities Purchase Agreement, the Company issued upon closing to the Purchasers for an aggregate subscription amount of $300,000: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,883 (the “July 2017 Notes”); and (ii) warrants (the “July 2017 Warrants”) to purchase 4,769,763 shares of the Company’s common stock at an exercise price of $0.10 per share (subject to adjustments under certain conditions as defined in the Warrants). The closing under the 3rd Securities Purchase Agreement occurred on July 26, 2017. These Notes bear interest at a rate equal to 5% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the Notes)), have a maturity date of March 25, 2018 and are convertible (principal, and interest) at any time after the issuance date of these Notes into shares of the Company’s Common Stock at a conversion price equal to $0.07 per share (subject to adjustment as provided in the Note), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the July 2017 Notes shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the Common Stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”) and the exercise price of the July 2017 Warrants shall be 60% of the Default Conversion Price. These Notes provide for three amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 110% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 115% of the applicable amortization payment. These Notes may be prepaid at any time until the 210th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the three months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the Notes and accrued and unpaid interest during months four through seven following the Original Issue Date. In order to prepay these Notes, the Company shall provide 20 Trading Days prior written notice to the Purchaser, during which time the Purchaser may convert the Notes in whole or in part at the Conversion Price.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

The November 2016 Notes, June 2017 Notes and July 2017 Notes contain certain covenants, such as restrictions on the incurrence of indebtedness, creation of liens, payment of restricted payments, redemptions, payment of cash dividends and the transfer of assets. These Notes also contains certain adjustment provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. The conversion price is also subject to adjustment if the Company issues or sells shares of its common stock for a consideration per share less than the conversion price then in effect, or issue options, warrants or other securities convertible or exchange for shares of its common stock at a conversion or exercise price less than the conversion price of these Notes then in effect. If either of these events should occur, the conversion price is reduced to the lowest price at which these securities were issued or are exercisable. The Company granted the Purchasers certain rights of first refusal on future offerings by the Company for as long as the Purchasers hold these Notes. In addition, subject to limited exceptions, the Purchasers will not have the right to convert any portion of these Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The Purchaser may increase or decrease this ownership limitation to any percentage not exceeding 9.99% upon 61 days prior written notice to the Company.

The November 2016, June 2017 and July 2017 Warrants are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the Warrants. The exercise price of these Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of these Warrants are also subject to full ratchet price adjustment if the Company sells or grants any option to purchase, sells or re-prices any common stock or common stock equivalents, as defined, at an exercise price lower than the then-current exercise price of these Warrants with the exception for certain exempted issuances and subject to certain limitations on the reduction of the exercise price as provided in the Warrants. In the event of a fundamental transaction, as described in these Warrants and generally including any reorganization, recapitalization or reclassification of the Common Stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the outstanding Common Stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the outstanding Common Stock, the holders of these Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised these Warrants immediately prior to such fundamental transaction; provided that upon the occurrence of certain fundamental transactions, the holder can require the Company to purchase these Warrants for cash at a price equal to the higher of the Black Scholes Value of the unexercised portion of these Warrants or difference between the cash per share paid in the fundamental transaction and the exercise price per share. The holders of these Warrants will not have the right to exercise any portion of these Warrants if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of these Warrants.

In connection with the Company’s obligations under the November 2016, June 2017 and July 2017 Notes, the Company entered into a Security Agreement, Pledge Agreement and Subsidiary Guaranty with Calvary Fund I LP, as agent, pursuant to which the Company granted a lien on all assets of the Company (the “Collateral”) excluding permitted indebtedness which includes a first lien held by Regions Bank in connection with the $100,000 revolving promissory note entered into with Regions Bank in October 2014, for the benefit of the Purchasers, to secure the Company’s obligations under the Notes. Upon an Event of Default (as defined in the related Notes), the Purchasers may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

From May 2017 to September 2017, the Company issued 9,433,557 shares of its common stock upon the conversion of principal note balances of $378,453 and interest of $12,158 (see Note 8).

Derivative liabilities pursuant to Notes and Warrants

In connection with the issuance of the November 2016, June 2017 and July 2017 Notes and Warrants, the Company determined that the terms of these Note and Warrants contain terms that included a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments and the Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives and Warrants were determined using the Binomial valuation model. At the end of each period, on the date that debt was converted into common shares, and on the date of a cashless exercise of warrants, the Company revalued the embedded conversion option and warrants derivative liabilities.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

In connection with the issuance of June 2017 and July 2017 Notes and Warrants in June 2017, on the initial measurement date of the June 2017 and July 2017 Notes and Warrants, the fair values of the embedded conversion option and warrant derivatives of $1,203,940 was recorded as derivative liabilities, $730,700 was charged to current period operations as initial derivative expense, and $473,240 was recorded as a debt discount and will be amortized into interest expense over the term of the respective Note.

At the end of the period, the Company revalued the embedded conversion option and warrant derivative liabilities. In connection with these revaluations, the Company recorded derivative expense of $1,596,622 and $34,648 for the nine months ended September 30, 2017 and 2016, respectively.

During the nine months September 30, 2017, the fair value of the derivative liabilities was estimated using the Binomial valuation model with the following assumptions:

Dividend rate	0
Term (in years)	0.01 to 5.00 years
Volatility	168.4% to 199.6%
Risk-free interest rate	1.03% to 1.89%

At September 30, 2017 and December 31, 2016, the convertible debt consisted of the following:

	September 30, 2017	December 31, 2016
Principal amount	$697,910	$350,000
Less: unamortized debt discount	(408,821)	(295,312)
Convertible note payable, net	$289,089	$54,688

At September 30, 2017 and December 31, 2016, the Company had $697,910 and $350,000, respectively, in borrowings outstanding under the Notes. The weighted average interest rate during the period ended September 30, 2017 was approximately 11.2%.

NOTE 6 – LOANS PAYABLE

From June 2017 to September 2017, the Company entered into loan agreements with several third parties (the “Loans”). Pursuant to the loan agreements, the Company borrowed an aggregate of $538,875. The Loans bear interest at an annual rate of 33.3% and are unsecured. Loans aggregating $139,125 were due on or before October 1, 2017 and are currently in default, and loans aggregating $399,750 are due on or before January 1, 2018.

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

For the nine months ended September 30, 2017, due to related party activity consisted of the following:

	CEO	CFO	Vitel Officers	Total
Balance due to related parties at December 31, 2016	$5,000	$-	$-	$5,000
Working capital advances received	50,000	-	6,444	56,444
Repayments made	(7,000)	-	(5,975)	(12,975)
Balance due to related parties at September 30, 2017	$48,000	$-	$469	$48,469

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Other

During the nine months ended September 30, 2017, the Company owed amounts to a company owned by the Vitel Officers for consulting services performed prior to March 10, 2017, the acquisition date of Vitel. In connection with the balances owed, during the period from March 10, 2017 (the acquisition date) to September 30, 2017, the Company paid interest expense of $6,078 to this company which was reflected as interest expense - related party on the accompanying unaudited condensed consolidated statements of operations and repaid all amounts due of $10,563. At September 30, 2017, the Company did not owe any balances to this company. Additionally, during the nine months ended September 30, 2017, the Company paid $22,597 and $8,449 to this company owned by the Vitel Officers for consulting fees and for administrative fees, respectively.

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

The holders of Series A Preferred Stock shall have no special voting rights and their consent is not required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for the taking of any corporate action. On September 2, 2015, in connection with the Exchange, the Company issued 1,000,000 shares of the Company’s Series A Preferred Stock, representing 100% of the outstanding Series A Preferred. Of these shares, 500,000 were issued to our Chief Executive Officer and 500,000 shares were issued to a former member of our Board of Directors. As of September 30, 2017, there are 1,000,000 shares of Series A Preferred Stock issued and outstanding.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

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

In March 2017, the Company issued 2,892,000 shares of Series B Preferred to Jonathan F. Head, Ph. D, the Company’s Chief Executive Officer and a member of the Board of Directors of the Company as provided for in the Contribution Agreement. The Series B preferred stock issued to Dr. Head and were determined to have nominal value of $289, or $.0001 per shares, and was recorded as compensation expense. In addition, in March 2017 the Company issued 5,000,000 shares of Series B Preferred to Banco Actinver for the benefit of the Vitel Stockholders as partial consideration in the exchange for 100% of the issued and outstanding capital stock of Vitel. (See Note 3). The 5,000,000 shares of Series B preferred stock which primarily gives the holder voting rights and were determined to have nominal value of $500, or $.0001 per shares. As of September 30, 2017, there are 7,892,000 shares of Series B Preferred issued and outstanding.

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

On July 5, 2017, the Company issued 300,000 shares of its unregistered common stock to a consultant for business development services performed. The shares were valued at the quoted trading price on the date of grant of $0.077 per share. In connection with these shares, the Company recorded stock-based consulting fees of $23,100.

Common stock issued for acquisition

On March 10, 2017, pursuant to the terms of the Contribution Agreement, the Company issued 61,158,013 shares of its unregistered common stock to Banco Actinver, S.A., in its capacity as Trustee (the “Trustee”) of the Irrevocable Management Trust Agreement Trust No. 2868 (the “Trust Agreement”) for the benefit of the Vitel Stockholders in exchange for 100% of the issued and outstanding capital stock of Vitel (See Note 3). The 61,158,013 shares of common stock were valued at $4,586,851, based on the acquisition-date fair value of our common stock of $0.075 per share based on recent sales of the Company’s common stock pursuant to unit subscription agreements.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

During the nine months ended September 30, 2017, pursuant to the Purchase Agreement, the Company issued 2,000,000 shares of its common stock to Lincoln Park for net cash proceeds of $407,787.

Common stock issued for debt conversion

From May 2017 to September 2017, the Company issued 9,433,557 shares of its common stock upon the conversion of principal note balances of $378,453 and interest of $12,158 (see Note 5).

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

Warrants

The November 2016 Warrants include a down-round provision under which the exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these November 2016 Warrants, the Company sold stock at a share price of $0.075 per share and $0.05 per share. Accordingly, pursuant to these ratchet provisions, the exercise price of the November 2016 Warrants were lowered to $0.03 per share and the total number of November 2016 Warrants were increased on a full ratchet basis from 2,333,334 warrants to 13,611,114 warrants, an increase of 11,277,780 warrants (see Note 5). In September 2017, the Company issued 9,547,087 shares of its common stock upon the cashless exercise of 9,074,076 of these warrants (see Note 5). Upon the cashless exercise of these warrants, the Company valued such warrants using the Binomial valuation model and calculated a fair value of $667,926 which was recorded as a reduction of derivative liabilities and as debt settlement income.

On June 2, 2017, in connection with the 2nd Securities Purchase Agreement (see Note 5), the Company issued the June 2017 Warrants to purchase 1,555,633 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.175 (subject to adjustments under certain conditions as defined in the June 2017 Warrants). The June 2017 Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these June 2017 Notes, the Company sold stock at a share price of $0.05 per share. Accordingly, pursuant to these ratchet provisions, the exercise price of the June 2017 Warrants were lowered to $0.03 per share and the total number of June 2017 Warrants were increased on a full ratchet basis from 1,555,632 warrants to 9,074,520 warrants, an increase of 7,518,888 warrants (see Note 5).

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

On July 26, 2017, in connection with the 3rd Securities Purchase Agreement (see Note 5), the Company issued the July 2017 Warrants to purchase 4,769,763 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.10 (subject to adjustments under certain conditions as defined in the July 2017 Warrants).

Warrant activities for the nine months ended September 30, 2017 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2016	3,304,872	$0.27
Issued on a full ratcheted basis	18,796,668	0.03
Issued in connection with financings	10,951,974	0.17
Exercised	(9,074,076)	0.03
Balance Outstanding September 30, 2017	23,979,438	$0.11	4.66	$590,354
Exercisable, September 30, 2017	23,979,438	$0.11	4.66	$590,354

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

The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 203.4%; risk-free interest rate of 1.93%; and, an estimated holding period of 6 years. In connection with these options, the Company valued these options at a fair value of $293,598 and will record stock-based compensation expense over the vesting period. During the nine months ended September 30, 2017, the Company recorded stock-based compensation expense of $177,382 related to these options.

At September 30, 2017, there were 4,000,000 options outstanding and 1,333,334 options vested and exercisable. As of September 30, 2017, there was $116,216 of unvested stock-based compensation expense to be recognized through December 2026. The aggregate intrinsic value at September 30, 2017 was approximately $0 and was calculated based on the difference between the quoted share price on September 30, 2017 and the exercise price of the underlying options.

Stock option activities for the nine months ended September 30, 2017 are summarized as follows:

	Number of Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2016	-	$-
Granted	4,000,000	0.25
Balance Outstanding September 30, 2017	4,000,000	$0.25	9.44	$0
Exercisable, September 30, 2017	1,333,334	$0.25	9.44	$0

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

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

September 30, 2017

(Unaudited)

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

NOTE 9 – CONCENTRATIONS

Geographic concentrations of sales

For the nine months ended September 30, 2017, total sales to customers located in Mexico represent 100% total revenues.

Customer concentrations

For the nine months ended September 30, 2017, four customers accounted for approximately 87.3% of total sales (43.2%, 20.6%, 12.6% and 10.9%, respectively). The Company did not have customers during the 2016 periods. A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s consolidated results of operations and financial condition. At September 30, 2017, five customers accounted for 97.2% of the accounts receivable balance (30.5%, 19.0%, 21.0%, 13.8%, and 12.9%, respectively).

Vendor and product concentrations

Generally, the Company’s subsidiary, Onc BioMune, Inc., relies on one vendor as a single source of raw materials to produce certain components of its cancer treatment products. The Company believe that other vendors are available to supply these materials if the Company cannot obtain these materials from its single source vendor.

For the nine months ended September 30, 2017, the Company’s subsidiary, Vitel, purchased all of its product from one supplier located in Mexico. This supplier obtains its products from one suppler located in Germany. The loss of this supplier may have a material adverse effect on the Company’s consolidated results of operations and financial condition.

During the nine months ended September 30, 2017, the Company’s subsidiary, Vitel, purchased and sold four products.

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

Results of Operations

Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016

Revenue, Costs of Revenues, and Gross Margin

During the three and nine months ended September 30, 2017, we generated revenue of $118,572 and $278,686, respectively, which related to product sales in Mexico during the period from the date of the Vitel acquisition (March 10, 2017) to September 30, 2017. We did not generate any revenues for the three and nine months ended September 30, 2016. We expect to generate future revenues from product sales in Mexico as discussed above in the Overview section.

During the three and nine months ended September 30, 2017, we recorded costs of sales of $53,168 and $156,084 and gross margin of $65,404 and $122,602, respectively, which related to product sales in Mexico during the period from the date of the Vitel acquisition (March 10, 2017) to September 30, 2017. We did not generate any cost of revenues or gross profit during the three and nine months ended September 30, 2016.

Operating Expenses

For the three months ended September 30, 2017, operating expenses amounted to $5,528,363 as compared to $461,696 for the three months ended September 30, 2016, an increase of $5,066,667, or 1,097.4%. For the nine months ended September 30, 2017, operating expenses amounted to $7,329,790 as compared to $1,334,321 for the nine months ended September 30, 2016, an increase of $5,995,469, or 449.3%. For the three and nine months ended September 30, 2017 and 2016, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Professional fees	$373,379	$238,085	$1,323,230	$549,184
Compensation expense	267,475	167,088	806,341	536,706
Consulting fees – related party	650	-	22,597	-
Research and development expense	5,488	5,201	73,720	85,736
Bad debt expense	1,251	-	43,497	-
General and administrative expenses – related party	243	-	8,449	-
General and administrative expenses	143,185	51,322	315,264	162,695
Impairment loss	4,736,692	-	4,736,692	-
Total	$5,528,363	$461,696	$7,329,790	$1,334,321

●	For the three months ended September 30, 2017, professional fees increased by $135,294 or 56.8%, as compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, professional fees increased by $774,046, or 140.9%, as compared to the nine months ended September 30, 2016. For the three and nine months ended September 30, 2017, the increase was primarily attributable to an increase in investor relations fees of approximately $139,000 and $555,000 related to building investor awareness and interest in our stock, a (decrease) increase in legal fees of approximately $(41,000) and $115,000, an increase in consulting fees of approximately $20,000 and $24,000, and an increase in accounting fees of approximately $21,000 and $81,000 offset by a decrease in other professional fees, respectively.

●	For the three months ended September 30, 2017, compensation expense increased by $100,387, or 60.0%, as compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, compensation expense increased by $269,635, or 50.28%, as compared to the nine months ended September 30, 2016. On February 2, 2016, we entered into employment agreements with Jonathan F. Head, Ph.D. (“Dr. Head”) to serve as our Chief Executive Officer and with Andrew Kucharchuk (“Mr. Kucharchuk), our President and Chief Financial Officer. The employment agreement with Dr. Head provides that Dr. Head’s salary shall be $275,000 and the employment agreement with Mr. Kucharchuk provides that Mr. Kucharchuk’s salary shall be $200,000. Additionally, on March 10, 2017, pursuant to employment agreements, we entered into employment agreements with each of Messrs. Cosme and Alaman who were the sellers of Vitel (the “Vitel Employment Agreements”). Mr. Cosme was appointed as Vitel’s General Manager of Global Operations and Mr. Alaman was appointed as its Chief Operations Officer. Both of Messrs. Cosme and Alaman will be responsible for, supervising, managing, planning, directing and organizing the activities of the Vitel and will be its two most senior executive officers reporting to Vitel’s Board of Directors with all other employees of Vitel reporting directly or indirectly to them. Each of the Vitel Employment Agreements provides for a base salary of $187,500.

●	During the nine months ended September 30, 2017, we incurred consulting fees – related party of $22,597 which related to fees paid to a company owned by officers of Vitel who are also beneficial shareholders of the Company. We did not incur such consulting fees during the nine months ended September 30, 2016.

●	For the three and nine months ended September 30, 2017, research and development expense increased (decreased) by $287, or 5.5%, and $(12,016), or 14.0%, as compared to the three and nine months ended September 30, 2016, respectively, which related to an overall decrease in research activities.

●	For the three and nine months ended September 30, 2017, bad debt expense amounted to $43,497 as compared to $0 for the three and nine months ended September 30, 2016 which related to the recording for an allowance for doubtful accounts on accounts receivable balances.

●	During the nine months ended September 30, 2017, we incurred general and administrative expenses – related party of $8,449, which related to fees paid to a company owned by officers of Vitel who are also beneficial shareholders of the Company. We did not incur such expenses during the nine months ended September 30, 2016.

●	For the three months ended September 30, 2017, general and administrative expenses increased by $91,863, or 179.0%, as compared to the three months ended September 30, 2016. For the nine months ended September 30, 2017, general and administrative expenses increased by $152,569, or 93.8%, as compared to the nine months ended September 30, 2016. For the three months ended September 30, 2017, the increase was primarily due an increase in general and administrative expenses incurred related the acquisition of Vitel of approximately $77,000 and an increase in other general and administrative expenses of approximately $15,000. For the nine months ended September 30, 2017, the increase was primarily due an increase in general and administrative expenses incurred related the acquisition of Vitel of approximately $134,000 and an increase in other general and administrative expenses of approximately $19,000.

●

For the three and nine months ended September 30, 2017, we recorded an impairment loss of $4,736,692 and $4,736,692, respectively. On the acquisition date of Vitel, the purchase price exceeded the fair value of the net assets acquired by approximately $4,695,596, which was recorded as intangible assets. Based on our review of long-lived assets for impairment, we recognized an impairment loss of $4,695,596 since the sum of expected undiscounted future cash flows is less than the carrying amount of the intangible assets. Additionally, we recorded an impairment loss $41,096 related to the write of an acquired drug. We did not record any impairment loss in during the 2016 periods.

Loss from Operations

For the three months ended September 30, 2017, loss from operations amounted to $5,462,959 as compared to $461,696 for the three months ended September 30, 2016, an increase of $5,066,667, or 1,083.2%. For the nine months ended September 30, 2017, loss from operations amounted to $7,207,188 as compared to $1,334,321 for the nine months ended September 30, 2016, an increase of $5,872,867, or 440.1%. These increases are primarily a result of the increases in operating expenses, partially offset by gross profit discussed above.

Other Income (Expense)

For the three months ended September 30, 2017, we had total other expense of $636,998 as compared to total other income of $97,245 for the three months ended September 30, 2016, a change of $734,243, or 755.0%. This change was primarily due to the recording of a loss from the fair value of derivative liabilities of $1,363,793 in the 2017 period as compared to income from the fair value of derivative liabilities of $109,858 in the 2016 period, an increase in interest expense of approximately $197,000 due to an increase in interest-bearing debt and amortization of debt discount which has been included in interest expense, and an increase in an increase in debt settlement income of $929,409.

For the nine months ended September 30, 2017, we had total other expense of $1,921,258 as compared to total other expense of $54,538 for the nine months ended September 30, 2016, an increase of $1,866,720, or 3,422.8%. This increase was primarily due to the recording of expense from the change in fair value of derivative liabilities of $2,292,674 and an increase in interest expense of $512,896 due to an increase in interest-bearing debt and amortization of debt discount which has been included in interest expense, offset by the recording of debt settlement income of $938,469 related to conversion of debt and exercise of warrants on a cashless basis.

Net Loss

For the three months ended September 30, 2017, we had a net loss of $6,099,957, or $(0.04) per common share (basic and diluted) as compared to a net loss of $364,451, or $(0.01) per common share (basic and diluted) for the three months ended September 30, 2016, an increase of $5,735,506, or 1,573.7%.

For the nine months ended September 30, 2017, we had a net loss of $9,128,446, or $(0.08) per common share (basic and diluted) as compared to a net loss of $1,388,859, or $(0.02) per common share (basic and diluted) for the nine months ended September 30, 2016, an increase of $7,739,587, or 557.3%.

Foreign currency translation loss

The functional currency of our subsidiaries operating in Mexico is the Mexican Peso (“Peso”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $10,711 and $28,827 for the three and nine months ended September 30, 2017, respectively. During the nine months ended September 30, 2016, we did not have any foreign subsidiaries. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive loss

As a result of our foreign currency translation loss, we had comprehensive loss for the nine months ended September 30, 2017 of $9,157,273, compared to comprehensive loss of $1,388,859 for the nine months ended September 30, 2016. Additionally, we had comprehensive loss for the three months ended September 30, 2017 of $6,110,668, compared to comprehensive loss of $364,451 for the three months ended September 30, 2016.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $3,730,073 and cash of $83,563 as of September 30, 2017 and a working capital deficit of $842,637 and no cash as of December 31, 2016.

			December 31, 2016 to September 30, 2017
	September 30, 2017	December 31, 2016	Change	Percentage Change
Working capital deficit:
Total current assets	$382,757	$41,309	$341,448	826.6%
Total current liabilities	(4,112,830)	(883,946)	(3,228,884)	(365.3)%
Working capital deficit:	$(3,730,073)	$(842,637)	$(2,887,436)	342.7%

From December 31, 2016 to September 30, 2017, our working capital deficit increased by $2,887,436 and was primarily due to an increase in derivative liabilities of $1,720,793, an increase in convertible debt, net of $234,901, an increase in notes payable of $538,875, and an increase in accounts payable and accrued expenses of $692,691 offset by an increase in cash of $83,563, an increase in accounts receivable of $93,356, and an increase in inventories of $106,249.

Cash Flows

Changes in our cash balance are summarized as follows:

	Nine months Ended September 30, 2017	Nine months Ended September 30, 2016
Net cash used in operating activities	$(2,034,462)	$(1,155,203)
Net cash used in investing activities	(11,571)	-
Net cash provided by financing activities	2,142,664	493,021
Effect of exchange rate changes on cash	(13,068)	-
Net increase (decrease) in cash	$83,563	$(662,182)

Net Cash Used in Operating Activities

Our cash used in operating activities for the nine month ended September 30, 2017 as compared to our cash used in operating activities for the nine months ended September 30, 2016 increased by $879,259. The increase is attributable to the increase use of cash for investor relations services, other professional fees, and compensation.

Net Cash Used in Investing Activities

Cash flows used in investing activities for the nine months ended September 30, 2017 was $11,571 as compared to $0 for the nine months ended September 30, 2016, an increase of $11,571. During the nine months ended September 30, 2017, we received cash from acquisition of Vitel of $39,144 offset by the $715 cost of property and equipment we acquired and the acquisition of a drug for $50,000.

Cash Provided By Financing Activities

Cash flows provided by financing activities for the nine months ended September 30, 2017 was $2,142,664 as compared to $493,021 for the nine months ended September 30, 2016, an increase of $1,649,643. During the nine months ended September 30, 2017, we received net proceeds from the sale of common stock of $1,087,960 as compared to $387,988 for the nine months ended September 30, 2016, proceeds of $43,452 from related party advances, net proceeds from convertible debt of $473,240, and proceeds from notes payable of $538,875, partially offset by a decrease in a bank overdraft and payments to our line of credit. During the nine months ended September 30, 2016, we received net proceeds from our bank line of credit of $49,033, net proceeds from convertible debt of $36,000, proceeds of $20,000 from related party advances, and proceeds from the sale of common stock of $387,988.

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

Going Concern

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying unaudited condensed consolidated financial statements, we had a net loss of $9,128,446 and $1,388,859 for the nine months ended September 30, 2017 and 2016, respectively. The net cash used in operations were $2,034,462 and $1,155,203 for the nine months ended September 30, 2017 and 2016, respectively. Additionally, we had an accumulated deficit of $12,271,297 and $3,142,851 at September 30, 2017 and at December 31, 2016, respectively, had a working capital deficit of $3,730,073 at September 30, 2017, had minimal revenues since inception, and we are in default on certain convertible debt instruments, loans and a bank line of credit. Management believes that these matters raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. On March 10, 2017, we completed the acquisition of 100% of the issued and outstanding capital stock of Vitel. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending December 31, 2017. We will seek to raise capital through additional debt and/or equity financings to fund our operations in the future. Although we have historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If we are unable to raise additional capital or secure additional lending in the near future, management expects that we will need to curtail or cease operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Current and Future Financings

Line of Credit

In October 2014, we entered into a $100,000 revolving promissory note (the “Revolving Note”) with Regions Bank (the “Lender”). The unpaid principal balance of the Revolving Note is payable on demand and any unpaid principal and interest is payable due not later than October 27, 2017, is secured by deposits located at the Lender, and bears interest computed at a variable rate of interest which is equal to the Lender’s prime rate plus 1.7% (5.95% and 5.45% at September 30, 2017 and December 31, 2016, respectively). We will pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. We may, at any time or from time to time, prepay the Revolving Note in whole or in part without penalty. At September 30, 2017 and December 31, 2016, we had $99,208 and $99,741, respectively, in borrowings outstanding under the Revolving Note with $792 and $259, respectively, available for borrowing under such note. The weighted average interest rate during the nine months ended September 30, 2017 was approximately 5.76%. As of the date of this report, the Lender has not renewed the Revolving Note and we are currently in default. Upon default, the interest increased by 2.0%.

Loans Payable

From June 2017 to September 2017, we entered into loan agreement with several third parties (the “Loans”). Pursuant to the loan agreements, we borrowed an aggregate of $538,875. The Loans bear interest at an annual rate of 33.3% and are unsecured. Loans aggregating $139,125 were due on or before October 1, 2017 and are currently in default, and loans aggregating $399,750 are due on or before January 1, 2018.

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

The net proceeds under the Purchase Agreement to us will depend on the frequency and prices at which the Company sells shares of its stock to Lincoln Park. We expect that any proceeds received by us from such sales to Lincoln Park under the Purchase Agreement will be used for general corporate purposes and working capital requirements. During 2016, we received net proceeds of $191,850 and a subscription receivable of $11,190 which was collected in January 2017 under the Purchase Agreement. During the nine months ended September 30, 2017, pursuant to the Purchase Agreement, we issued 2,000,000 shares of our common stock to Lincoln Park for net cash proceeds of $407,787.

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

November 2016 Financing

On November 23, 2016, we entered into and closed on the transaction set forth in an Amended and Restated Securities Purchase Agreements (the “Securities Purchase Agreements”) it entered into with three institutional investors (the “Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Securities Purchase Agreement, we issued upon closing to the Purchasers for an aggregate subscription amount of $350,000: (i) 14.29% Original Issue Discount 10% Senior Secured Convertible Notes (the “November 2016 Notes”); and (ii) warrants (the “Warrants”) to purchase 2,333,334 shares of the Company’s common stock at an initial exercise price of $0.175 (subject to adjustments under certain conditions as defined in the Warrants) (see below for reduction of warrant exercise price) which are exercisable for a period of five years from November 23,2016. The aggregate principal amount of the November 2016 Notes was $350,000 and we received $300,000 after giving effect to the original issue discount of $50,000. The November 2016 Notes bear interest at a rate equal to 10% per annum (which interest rate increased to 24% per annum upon the occurrence of an Event of Default (as defined in the November 2016 Notes)), had a maturity date of July 23, 2017 and were convertible (principal, and interest) at any time after the issuance date of the November 2016 Notes into shares of the Company’s Common Stock at an initial conversion price equal to $0.15 per share (subject to adjustment as provided in the Note) (see below for reduction for reduction of conversion price), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the November 2016 Notes shall be convertible and the Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the Common Stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). Due to non-payment of the November 2016 Notes, an event of default occurred and accordingly, the November 2016 Notes and Warrants are convertible and exercisable based on the default terms.

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

The November 2016 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these November 2016 Notes, we sold stock at a share price of $0.075 per share and $0.05 per share. Accordingly, pursuant to these ratchet provisions, the conversion price on the November 2016 Notes were lowered to $0.075 per share and then to $0.05 per share and the exercise price of the November 2016 Warrants was lowered to $0.03. Additionally, the total number of November 2016 Warrants were increased on a full ratchet basis by an aggregate amount of 11,277,780. In September 2017, we issued 9,547,087 shares of our common stock upon the cashless exercise of 9,074,076 warrants.

June 2017 Financing

On June 2, 2017, we entered into a 2nd Securities Purchase Agreement (the “2nd Securities Purchase Agreement”) with the Purchasers for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the 2nd Securities Purchase Agreement, we issued upon closing to the Purchasers for an aggregate subscription amount of $233,345: (i) 14.29% Original Issue Discount 10% Senior Secured Convertible Notes (the “June 2017 Notes”); and (ii) warrants (the “June 2017 Warrants”) to purchase 1,555,633 shares of the Company’s common stock, par value $0.001 per share at an initial exercise price of $0.175 (subject to adjustments under certain conditions as defined in the June 2017 Warrants) and exercisable for five years after the issuance date.

The aggregate principal amount of the June 2017 Notes is $233,345 and we received $200,000 after giving effect to the original issue discount of $33,345. The June 2017 Notes bear interest at a rate equal to 10% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the June 2017 Notes)), have a maturity date of February 2, 2018 and are convertible (principal, and interest) at any time after the issuance date of issuance into shares of the Company’s common stock at an initial conversion price equal to $0.15 per share (subject to adjustment as provided in the June 2017 Notes), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the June 2017 Note shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The June 2017 Notes provide for two amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 120% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 125% of the applicable amortization payment.

The June 2017 Notes may be prepaid at any time until the 180th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the three months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the June 2017 Notes and accrued and unpaid interest during months four through six following the Original Issue Date. In order to prepay the June 2017 Notes, we shall provide 20 Trading Days prior written notice to the Holder, during which time the Holder may convert the June 2017 Notes in whole or in part at the Conversion Price.

The June 2017 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these June 2017 Notes, the Company sold stock at a share price of $0.05 per share. Accordingly, pursuant to these ratchet provisions, the exercise price of the June 2017 Warrants were lowered to $0.03 per share and the total number of June 2017 Warrants were increased on a full ratchet basis from 1,555,632 warrants to 9,074,520 warrants, an increase of 7,518,888 warrants.

July 2017 Financing

On July 26, 2017, we entered into and closed on a 3rd Securities Purchase Agreement (the “3rd Securities Purchase Agreement”) with three institutional investors (the “Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the 3rd Securities Purchase Agreement, we issued upon closing to the Purchasers for an aggregate subscription amount of $300,000: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,883 (the “July 2017 Notes”); and (ii) warrants (the “July 2017 Warrants”) to purchase 4,769,763 shares of the Company’s common stock at an exercise price of $0.10 per share (subject to adjustments under certain conditions as defined in the Warrants). The closing under the 3rd Securities Purchase Agreement occurred on July 26, 2017. These Notes bear interest at a rate equal to 5% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the Notes)), have a maturity date of March 25, 2018 and are convertible (principal, and interest) at any time after the issuance date of these Notes into shares of the Company’s Common Stock at a conversion price equal to $0.07 per share (subject to adjustment as provided in the Note), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the July 2017 Notes shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the Common Stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”) and the exercise price of the July 2017 Warrants shall be 60% of the Default Conversion Price. These Notes provide for three amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 110% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 115% of the applicable amortization payment. These Notes may be prepaid at any time until the 210th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the three months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the Notes and accrued and unpaid interest during months four through seven following the Original Issue Date. In order to prepay these Notes, the Company shall provide 20 Trading Days prior written notice to the Purchaser, during which time the Purchaser may convert the Notes in whole or in part at the Conversion Price.

The November 2016 Notes, June 2017 Notes and July 2017 Notes contain certain covenants, such as restrictions on the incurrence of indebtedness, creation of liens, payment of restricted payments, redemptions, payment of cash dividends and the transfer of assets. These Notes also contains certain adjustment provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. The conversion price is also subject to adjustment if we issue or sell shares of our common stock for a consideration per share less than the conversion price then in effect, or issue options, warrants or other securities convertible or exchange for shares of its common stock at a conversion or exercise price less than the conversion price of these Notes then in effect. If either of these events should occur, the conversion price is reduced to the lowest price at which these securities were issued or are exercisable. The Company granted the Purchasers certain rights of first refusal on future offerings by the Company for as long as the Purchasers hold these Notes. In addition, subject to limited exceptions, the Purchasers will not have the right to convert any portion of these Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The Purchaser may increase or decrease this ownership limitation to any percentage not exceeding 9.99% upon 61 days prior written notice to the Company.

The November 2016, June 2017 and July 2017 Warrants are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the Warrants. The exercise price of these Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of these Warrants are also subject to full ratchet price adjustment if the Company sells or grants any option to purchase, sells or re-prices any common stock or common stock equivalents, as defined, at an exercise price lower than the then-current exercise price of these Warrants with the exception for certain exempted issuances and subject to certain limitations on the reduction of the exercise price as provided in the Warrants. In the event of a fundamental transaction, as described in these Warrants and generally including any reorganization, recapitalization or reclassification of the Common Stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the outstanding Common Stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the outstanding Common Stock, the holders of these Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised these Warrants immediately prior to such fundamental transaction; provided that upon the occurrence of certain fundamental transactions, the holder can require the Company to purchase these Warrants for cash at a price equal to the higher of the Black Scholes Value of the unexercised portion of these Warrants or difference between the cash per share paid in the fundamental transaction and the exercise price per share. The holders of these Warrants will not have the right to exercise any portion of these Warrants if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of these Warrants.

In connection with our obligation under the November 2016, June 2017 and July 2017 Notes, we entered into a Security Agreement, Pledge Agreement and Subsidiary Guaranty with Calvary Fund I LP, as agent, pursuant to which the Company granted a lien on all assets of the Company (the “Collateral”) excluding permitted indebtedness which includes a first lien held by Regions Bank in connection with the $100,000 revolving promissory note entered into with Regions Bank in October 2014, for the benefit of the Purchasers, to secure the Company’s obligations under the Notes. Upon an Event of Default (as defined in the related Notes), the Purchasers may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

From May 2017 to September 2017, we issued 9,433,557 shares of our common stock upon the conversion of principal note balances of $378,453 and interest of $12,158.

Other

During the six months ended June 30, 2017, pursuant to unit subscription agreements, we issued 8,253,136 shares of our unregistered common stock and 4,126,579 five-year warrants to purchase common shares for an exercise price of $0.30 per common share to investors for cash proceeds of $618,983 or $0.075 per share.

In July 2017, pursuant to a unit subscription agreement, we issued 1,000,000 shares of our unregistered common stock and 500,000 five-year warrants to purchase common shares for an exercise price of $0.30 per common share to investors for cash proceeds of $50,000 or $0.05 per share.

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

Derivative liabilities

We have certain financial instruments that are embedded derivatives associated with capital raises. We evaluates all of our financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 810-10-05-4 and 815-40. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on extinguishment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2017, our disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 5, 2017, we issued 300,000 shares of our unregistered common stock to a consultant for business development services performed. The shares were valued at the quoted trading price on the date of grant of $0.077 per share.

In July 2017, pursuant to a unit subscription agreement, we issued 1,000,000 shares of our unregistered common stock and 500,000 five-year warrants to purchase common shares for an exercise price of $0.30 per common share to investors for cash proceeds of $50,000 or $0.05 per share.

During the quarterly period ended September 2017, we issued 5,537,800 shares of our common stock upon the conversion of principal note balances of $188,217 and interest of $10,098.

In September 2017, we issued 9,547,087 shares of our common stock upon the cashless exercise of 9,074,076 warrants.

The above securities were issued in reliance upon the exemptions provided by Section 4(a) (2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2017, we were in default on certain of our convertible debt instruments and loans caused by the non-payment of balance due pursuant to the repayment terms.

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

ONCBIOMUNE PHARMACEUTICALS, INC.

Dated: November 20, 2017	By:	/s/ Jonathan F. Head, PhD
Jonathan F. Head, PhD
Chief Executive Officer (principal executive officer)

Dated: November 20, 2017	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk
Chief Financial Officer and President (principal financial officer and principal accounting officer)

