Form 10-K
period 2017-12-31
OncBioMune Pharmaceuticals, Inc
filed 2018-05-31
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $0.09 on such date , is $12,070,870.

As of May 30, 2018, there were 223,744,872 shares of the issuer’s common stock, par value $0.0001, issued and outstanding.

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

INDEX OF CERTAIN DEFINED TERMS USED IN THIS REPORT

When used in this report the terms:

●	“OncBioMune Pharmaceuticals”, “we”, “us” or “our” refers to OncBioMune Pharmaceuticals, Inc., a Nevada corporation, and/or its subsidiaries as the context may require;

●	“Vitel Laboratorios”, refers to Vitel Laboratorios, S.A. de C.V., a Mexican variable stock corporation, and a wholly owned subsidiary of OncBioMune Pharmaceuticals effective as of March 10, 2017;

●	“Oncbiomune México” refers to Oncbiomune México, S.A. De C.V., a Mexican company and a 100% owned subsidiary of OncBioMune Pharmaceuticals and

●	“Oncbiomune” refers to Oncbiomune, Inc., a Louisiana corporation and a wholly-owned subsidiary of OncBioMune Pharmaceuticals.

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

OncBioMune

ProscaVax Update. Our lead product, ProscaVax™ has completed vaccination of prostate cancer patients in its Phase 1a and we intend to commence two Phase 2 clinical trials in 2018. . On May 11, 2018, the Institutional Review Board and Scientific Review Committee at the Dana-Farber Cancer Institute approved the clinical trial of ProscaVax™, the Company’s lead immunotherapy product from its platform, at Beth Israel Deaconess Medical Center and Dana-Farber. It is expected that the clinical trial will be enrolling patients in the near future.

Our Company’s clinical efforts began with a mouse model used to test a whole cell mouse mammary cancer vaccine. Laboratory research conducted by OncBioMune demonstrated that when mice are vaccinated either subcutaneously or intraperitoneally with a series of whole cell preparations of mouse mammary carcinoma cells combined with granulocyte-macrophage colony-stimulating factor (GM-CSF) and Interleukin-2 (IL-2) and then transplanted with the same tumor cells, the growth of the cancerous tumor is significantly inhibited. Also, the adjuvants alone (GM-CSF and IL-2) either injected subcutaneously or intraperitoneally do not inhibit growth of the tumor.

Dr. Jonathan Head, our Chief Executive Officer noted that development of this mouse model should allow future studies to investigate the possible use of allogeneic mammary cell lines in a whole cell vaccine with IL-2 and GM-CSF as adjuvants. This early research is important in our efforts to expand into additional indications for our platform. Our intent is to continue studies of our technology that we believe could lead to an off-the-shelf breast cancer therapeutic vaccine and possible preventative vaccine for high-risk breast cancer patients.

This preclinical finding further supports the efficacy of the Company’s proprietary therapeutic cancer vaccine platform. OncBioMune’s prostate cancer vaccine, ProscaVax, which is built upon the same platform, is currently being evaluated in a Phase 1 clinical trial in PSA recurrent prostate cancer in both hormone-naïve and hormone-independent patients in the United States. Two Phase 2 clinical trials of ProscaVax in prostate cancer patients will commence in 2018 in the United States. One trial in patients with PSA recurrent disease and another in active surveillance patients. The clinical trials will be enrollng this summer. The active survalliance trial will be conducted at Beth Israel Deaconness and Dana Farber cancer Center, both Harvard University Medical Centers. While the late stage trial in recurrent disease will be hosted by Urology Centers of North Texas.

Our Phase 1 clinical trial evaluated our novel cancer vaccine, ProscaVax, in PSA (Prostate Specific Antigen) recurrent prostate cancer in both hormone-naïve and hormone-independent patients. The trial was hosted at the University of California San Diego Moores Cancer Center and Veterans Hospital in La Jolla, California (“UCSD/VA”) under the U.S. Food and Drug Administration’s Investigational New Drug (IND) program with funding from the U.S. Navy Cancer Vaccine Program.

20 patients were enrolled in the Phase 1a trial, completed vaccination and are in long term follow-up. The trial established a strong safety profile for ProscaVax, as to date no serious adverse events or dose limiting adverse events have been reported. All adverse events due to the vaccine were Grade 1 with no Grade 2, 3 or 4 adverse events attributable to the vaccine. We believe these results further validate a showing of minimal toxicity due to the Company’s vaccine technology

Preliminary data from the UCSD/VA trial shows ProscaVax provides a meaningful clinical benefit to prostate cancer patients. These data include:

●	All 20 patients in the Phase 1a portion of the trial have received their complete vaccine injection series and are in long term follow-up.

●	None of the 20 patients who have completed their vaccine series have had a dose limiting adverse event (DLAE)

●	None of the 20 patients who have completed their vaccine series have had a serious adverse event (SAE).

●	15 of 18 patients (83%) at 31 weeks post first vaccine have had an increased immune response to PSA as determined with a LBA

●	14 of 20 patients (57%) have had an increase in their PSA doubling time (slowed progression)

●	4 of the 20 patients who have completed their vaccine series have experienced disease progression (one radiological, three PSA) at 31 weeks.

The trial was originally designed as a Phase 1a/1b study with 20 patients to be enrolled in the Phase 1a portion and 28 in the Phase 1b. As previously disclosed, based upon encouraging preliminary data, we are foregoing the Phase 1b portion of the trial and advancing into a Phase 2 clinical trial hosted by the Urology Clinics of North Texas (“UCNT”). The Phase 2a at UCNT will be similar in design to the UCSD/VA Trial in La Jolla and will evaluate ProscaVax in PSA recurrent prostate cancer in hormone-naïve patients. More specifically, the Phase 2 Clinical trial at the UCNT will treat PSA recurrent patients/biochemical failure patients with the initial 6 vaccines, as in the previous Phase 1a, followed by a maintenance series of alternating monthly IL-2 injections and vaccines (three of each). Our contract research organization partner, Theradex Oncology, is reviewing the protocol for this trial at UCNT of ProscaVax for submission to the FDA. We intend to begin this trial no later than the third quarter of 2018.

In addition, we are working to initiate a Phase 2 trial of ProscaVax in early-stage prostate cancer patients in the “active surveillance” stage of disease at Harvard’s Beth Israel-Deaconess Medical Center with additional patients from Harvard-affiliated Hospitals and Research Institutes. This will be a 120 patient clinical trial with 40 control patients in active surveillance and 80 active surveillance patients receiving ProscaVax (full series of vaccines and vaccines with IL-2). This trial was approved by the IRB at Beth Israel Deaconess and Dana Farber Cancer center on May 11, 2018.

With a strong safety profile now established for ProscaVax with no serious adverse events or dose limiting adverse events reported, we believe we have further validated prior research in hundreds of patients showing minimal toxicity of our vaccine technology. We believe that the additional clinical trials will further support the previously reported efficacy of ProscaVax in both early and late stage prostate cancer.

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

Mexico

In Mexico, where we conducted business prior to our discontinuation of the Vitel business in December 2017, we are subject to the laws and regulatory authorities of the Federal Commission for the Protection from Sanitary Risks (“COFEPRIS”). As previously disclosed, on December 29, 2017, we determined to sell or otherwise dispose of our interest in Vitel Laboratorios S.A. de C.V. (“Vitel”) and Oncbiomune México, S.A. De C.V. (“OBMP Mexico”). but have not yet entered into definitive agreements. Please see “Acquisition of Vitel Laboratorios” below.

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

Employees

As of May 30, 2018, we had 3 full time employees. None of our employees are represented by a union. We believe we have good relations with our employees.

Our Corporate History and Recent Developments

Historical Businesses

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

This Agreement became effective as of August 19, 2016 and, except as otherwise set forth herein, will continue in effect thereafter until terminated upon the mutual consent of all of the Parties hereto. We expect to dissolve OBM Mexico when we dispose of Vitel.

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

In addition, Mr. Cosme and Mr. Alaman agreed to forgive all stockholder loans and related party debt to Vitel Laboratorios and its shareholders and their Affiliates; Vitel Laboratorios will have an amount of working capital of $10,000 (ten thousand Dollars 00/100) as of the Closing Date; each of Vitel Laboratorios and OBMP shall have a total indebtedness in their balance sheet as of the date hereof in an amount of no greater than $450,000 (four hundred and fifty thousand Dollars 00/100) as set forth in the schedules of assets and liabilities of Vitel Laboratorios and the financial statements of OBMP, attached as Schedule 3.1(k) and Schedule 3.2(l), respectively to the Contribution Agreement; and Vitel Asesores, S.C. transferred all intellectual property in its name to Vitel.

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

Discontinuation of the Vitel Business

On December 29, 2017, we determined to sell or otherwise dispose of our interest in Vitel and OBMP. Accordingly, Vitel and Oncbiomune Mexico are now treated as a discontinued operation. This decision will enable us to focus more of our efforts and resources on the Phase 2 clinical trial of Proscavax in the United States. In connection with the foregoing, Manuel Cosme Odabachian resigned as a member of the board of directors of OBMP and as an officer of the Company on December 22, 2017. Carlos Alaman also resigned as an officer of Vitel. We expect to terminate the Contribution Agreement, Stockholders Agreement and Trust Agreement, but have not yet entered into definitive agreements for the sale or disposition.

ITEM 1A. RISK FACTORS

Risks Relating to our Product Commercialization Pursuits

If we fail to achieve and sustain commercial success for ProscaVax, our business will suffer, our future prospects may be harmed and our stock price would likely decline.

We have never sold or marketed our pharmaceutical products in our continuing operations. Unless we can successfully commercialize ProscaVax or another product candidate or acquire the right to market other approved products, our business will be materially adversely affected. Our ability to generate revenues for ProscaVax will depend on, and may be limited by, a number of factors, including the following:

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

Risks Relating to Our Financial Position and Operations

There is no way to predict the final outcome of our acquisition and subsequent disposal of Vitel Laboratorios and Oncbiomune Mexico

On March 10, 2017, we completed the acquisition of 100% of the issued and outstanding capital stock of Vitel Laboratorios from its shareholders Manuel Cosme Odabachian and Carlos Fernando Alaman Volnie (collectively, the “Vitel Stockholders”) pursuant to the terms and conditions of the Contribution Agreement entered into among the Company and the Vitel Stockholders . We acquired Vitel for the purpose of commercializing the Company’s PROSCAVAX vaccine technology and cancer technologies in MALA and to utilize Vitel’s distribution network and customer and industry relationships. We do not expect Proscavax’s development to be affected by the disposition of Vitel discussed below.

On December 29, 2017, our Board of Directors determined to sell or otherwise dispose of the Company’s interest in Vitel and Oncbiomune México due to disputes with the original Vitel shareholders and a resulting lack of control over the assets and operations of Vitel and OncBiomune Mexico. Accordingly, Vitel and Oncbiomune México are now treated as a discontinued operation.

We cannot predict the final outcome of our negotiations with and continued investigations into certain actions of the Vitel Shareholders, or the timeline for the expected disposition. We cannot quantify the cost of identifying, investigating and pursuing actionable claims, if any, and the amount of capital expended prior to a recovery, if any, may be significant. In addition, we may not realize any value associated with our sale, disposition or liquidation of Vitel and Oncbiomune Mexico.

There is substantial doubt about our ability to continue as a going concern.

We had had net loss of $20,513,138 and $2,013,632 for the years ended December 31, 2017 and 2016, respectively. The net cash used in operations were $2,294,341 and $1,544,003 for the years ended December 31, 2017 and 2016, respectively. Additionally, the Company had an accumulated deficit of $23,655,989 and $3,142,851, at December 31, 2017 and 2016, respectively, had a stockholders’ deficit of $14,822,020 at December 31, 2017, had a working capital deficit of $14,808,978 at December 31, 2017, had no revenues from continuing operations for the years ended December 31, 2017 and 2016 ,and we defaulted on our debt. These conditions, among others, raise substantial doubt about our ability to continue as a going concern for a period of twelve months for the issuance date of this report as described in footnote 2 in our consolidated financial statements for the year ended December 31, 2017. Although management believes there is substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our consolidated financial statements contain additional note disclosure describing the circumstances that lead to this disclosure. Even if we are able to successfully realize our commercialization goals for ProscaVax, because of the numerous risks and uncertainties associated with commercialization of a biologic, we may still require additional funding. And in any event, we are unable to predict when we will become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability.

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

The extent of our clinical trials and research programs are primarily based upon the amount of capital available to us and the extent to which we receive regulatory approvals for clinical trials. We have established estimates of the future costs of the Phase 2 clinical trial for ProscaVax, but, as explained above, that estimate may not prove correct. We expect the phase 2 clinical trial at Dana-Farber Hospital and Beth Isreal Deaconess Hospital to take 3 years and cost roughly $5,100,000. The Phase 2 clinical trial in late stage patients hosted by Urology Centers of North Texas is expected to cost $1,300,000 and take 18 months.

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

We will remain an “emerging growth company” until (i) the last day of the fiscal year of the Company during which it had total annual gross revenues of $1,070,000,000 or more; (ii) the last day of the fiscal year of the Company following the fifth anniversary of the date of the first sale of common equity securities of the Company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which the Company has, during the previous three year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which the Company is deemed to be a large accelerated filer, as defined in Rule 12b-2..

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices at 11441 Industriplex Blvd, Suite 190, Baton Rouge, LA 70809 are leased from a third party. The lease, which commenced on September 1, 2015 and expires on August 31, 2020, provides for a monthly rent of $3,066.67, plus common area expenses, until September 2018. Thereafter, the monthly rent is $3,200, plus common area expenses.

We believe our facilities are adequate for our current and future needs in the U.S.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the PINK, operated by the OTC Markets Group. Our symbol is “OBMP.”

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

Fiscal Year Ended December 31, 2017

Fiscal Quarter Ended	High	Low

December 31, 2017	$0.08	$0.03
September 30, 2017	$0.17	$0.06
June 30, 2017	$0.30	$0.05
March 31, 2017	$0.42	$0.11

Fiscal Year Ended December 31, 2016

Fiscal Quarter Ended	High	Low

December 31, 2016	$0.19	$0.10
September 30, 2016	$0.33	$0.15
June 30, 2016	$0.90	$0.10
March 31, 2016	$5.25	$0.86

On May 30, 2018, the closing price of our common stock on the OTCQB was $0.03 per share.

Holders of Common Stock

As of May 30, 2018, there were approximately 178 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Recent Sales of Unregistered Securities

During the year ended December 31, 2017, pursuant to the Purchase Agreement, we issued 2,000,000 shares of our common stock to an investor for net cash proceeds of $407,787.

From May 2017 to December, 2017, we issued 10,608,890 shares of our common stock upon the conversion of principal note balances of $410,514 and interest of $15,358.

From October 1, 2017 to December 31, 2017, pursuant to unit subscription agreements, we issued 16,491,265 shares of our unregistered common stock to investors for cash proceeds of $164,713 and a subscription receivable of $200 or $0.01 per share.

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

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2017.

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

Authorized Capital Stock

As of the date of this Report, our authorized capital stock consists of (i) 500,000,000 shares of common stock, par value $0.0001 per share, and (ii) 20,000,000 shares of preferred stock, par value $0.0001 per share, 1,000,000 of which have been designated Series A Preferred Stock, and 7,892,000 of which have been designated Series B Preferred Stock. At May 30, 2018 we had 223,744,872 shares of common stock, 1,000,000 shares of Series A preferred stock, and 7,892,000 shares of our Series B preferred stock issued and outstanding.

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

Description of Series A Preferred Stock

Our amended and restated articles of incorporation, as amended, authorize 1,000,000 shares of Series A preferred stock, 1,000,000 of which are outstanding as of May 30, 2018. There are no sinking fund provisions applicable to our Series A preferred stock.

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

Description of Series B Preferred Stock

Our amended and restated articles of incorporation, as amended, authorize 7,892,000 shares of Series B preferred stock, 7,892,000 of which are outstanding as of May 30, 2018. There are no sinking fund provisions applicable to our Series B preferred stock.

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

Our lead product, ProscaVax™ is scheduled to commence two Phase 2 clinical study in 2018 following our Phase 1 clinical trials in 2016 and into 2017.

On March 10, 2017, we completed the acquisition of Vitel Laboratorios (the “Vitel Acquisition”). The Vitel Acquisition was expected to transform OncBioMune into a revenue-generating international pharmaceutical company with a more diverse product line with a particularly deep reach throughout Mexico, Central and Latin America, and relationships across Europe and Asia

By acquiring Vitel, we indirectly acquired Vitel’s 50% ownership interest in Oncbiomune México, an entity in which we acquired a 50% interest when we jointly launched this company. Oncbiomune Mexico was launched for the purposes of developing and commercializing our PROSCAVAX vaccine technology and cancer technologies in México, Central and Latin America (“MALA”) for the treatment of prostate, ovarian and various other types of cancer and includes a portfolio of owned products and licenses with OncBioMune.

On December 29, 2017, our Board of Directors of the Company determined to sell or otherwise dispose of our interest in Vitel and Oncbiomune Mexico due to disputes with the original Vitel Shareholders resulting in a lack of control over the assets and operations of Vitel and Oncbiomune Mexico. Accordingly, Vitel and Oncbiomune Mexico are now treated as a discontinued operation. This decision will enable us to focus more of our efforts and resources on the Phase 2 clinical trial of Proscavax in the United States.

Our current product portfolio consists of three target therapies and a vaccine platform that allows us to create a therapeutic vaccine for any solid tumor cancer. The vaccine platform has treated over 300 patients. We are in the initiation stage of a Phase 2 clinical trial of our lead product, ProscaVax®. The trial will be under the direction of Glenn Bubley, MD and the lead site will be Harvard’s Beth Israel Deaconess Medical Center, with additional other hospitals in the Harvard Health System. We anticipate that the trial will expand the results that we found in our Phase 1 clinical trial in a different patient population. We also hope to develop our other proprietary technologies, such as the paclitaxel-albumin conjugate with regard to which we plan to file an orphan drug indication within the next two years.

Results of Operations

The following table summarizes the results of operations for the years ending December 31, 2017 and 2016 and was based primarily on the comparative audited financial statements, footnotes and related information for the periods identified and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report.

	Year Ended, December 31, 2017	Year Ended, December 31, 2016
Loss from operations	$(2,463,126)	$(1,804,045)
Other expense, net	(12,385,910)	(209,587)
Loss from continuing operations before provision for income taxes	(14,849,036)	(2,013,632)
Provision for income taxes	-	-
Loss from continuing operations	(14,849,036)	(2,013,632)
Loss from discontinued operations, net of income taxes	(5,664,102)	-
Net loss	(20,513,138)	(2,013,632)
Other comprehensive loss:
Foreign currency translation adjustment	25,184	-
Comprehensive loss	$(20,487,954)	$(2,013,632)

Operating Revenue, Costs of Revenues, and Gross Margin

We did not generate any revenues from continuing operations for the years ended December 31, 2017 and 2016.

Operating Expenses

For the year ended December 31, 2017, operating expenses amounted to $2,463,126 as compared to $1,804,045 for the year ended December 31, 2016, an increase of $659,081, or 36.5%. These are not inclusive of the expenses reclassified to the operating results of discontinued operations reflected in our consolidated statements of operations. For the year ended December 31, 2017 and 2016 operating expenses consisted of the following:

	Year Ended, December 31,
	2017	2016
Professional fees	$1,367,191	$817,014
Compensation expense	766,829	678,436
Research and development expense	103,915	94,383
General and administrative expenses	225,191	214,212
Total	$2,463,126	$1,804,045

●	For the year ended December 31, 2017, professional fees increased by $550,177 or 67.3%, as compared to the year ended December 31, 2016. The increase was primarily attributable to an increase in investor relations fees of approximately $469,000 related to building investor awareness and interest in our stock, a decrease in legal fees of approximately $44,000 and increase in consulting fees of approximately $25,000, and an increase in accounting and audit fees of approximately $101,000.
●	For the year ended December 31, 2017, compensation expense increased by $88,393 or 13.0%, as compared to the year ended December 31, 2016. On February 2, 2016, we entered into employment agreements with Jonathan F. Head, Ph.D. (“Dr. Head”) to serve as our Chief Executive Officer and with Andrew Kucharchuk (“Mr. Kucharchuk), our President and Chief Financial Officer. The employment agreement with Dr. Head provides that Dr. Head’s salary shall be $275,000 and the employment agreement with Mr. Kucharchuk provides that Mr. Kucharchuk’s salary shall be $200,000.
●	For the year ended December 31, 2017, research and development expense increased by $9,532 or 10.1%, as compared to the year ended December 31, 2016 related to a slight increase in research activities.
●	For the year ended December 31, 2017, general and administrative expenses increased by $10,979 or 5.1%, as compared to the year ended December 31, 2016. The increase was primarily to an increase in health insurance expense, travel and entertainment, rent expense and other general and administrative expenses.

Loss from Operations

For the year ended December 31, 2017, loss from operations amounted to $2,463,126 as compared to $1,804,045 for the year ended December 31, 2016, an increase of $659,081, or 36.5%. These increases are primarily a result of the increases in operating expenses discussed above.

Other Income (Expenses)

For the year ended December 31, 2017 we had total other expenses, net of $12,385,910 as compared to $209,587 for the year ended December 31, 2016, an increase of $12,176,323 or 5,809.7%. This increase was primarily due to the increase in loss from the initial fair value and changes in fair value of derivative liabilities of $12,091,895 and an increase in interest expense of $1,045,075 due to an increase in interest-bearing debt and amortization of debt discount offset by an increase in debt settlement income of $960,647.

Loss from Continuing Operations

For the year ended December 31, 2017, loss from continuing operations amounted to $14,849,036, or $(0.16) per share (basic and diluted) as compared to $2,013,632, or $(0.03) per share (basic and diluted) for the year ended December 31, 2016, an increase of $12,835,404, or 637.4%. These increases are primarily a result of the increases in operating expenses and other expenses as discussed above.

Loss from discontinued operations, net of income taxes.

Our loss from discontinued operations was $5,664,102, or $(0.04) per share (basic and diluted), for the year ended December 31, 2017, as compared with loss a from discontinued operations of $0, or $(0.00) per share (basic and diluted), for the year ended December 31, 2016.

The summarized operating result of discontinued operations included in the Company’s consolidated statements of operations is as follows:

	Years Ended December 31,
	2017	2016
Revenues	$445,601	$-
Cost of revenues	255,866	-
Gross profit	189,735	-
Operating expenses:
Impairment losses	4,760,646	-
Other operating expenses	741,612	-
Total operating expenses	5,502,258	-
Loss from operations	(5,312,523)	-
Other expense, net	16,107	-
Loss from discontinued operations before income taxes	(5,328,630)	-
Loss on disposal of discontinued operations	(335,472)	-
Loss from discontinued operations, net of income taxes	$(5,664,102)	$-

For the year ended December 31, 2017, we recorded an impairment loss of $4,718,817. On the acquisition date of Vitel, the purchase price exceeded the fair value of the net assets acquired by approximately $4,718,817, which was recorded as intangible assets. Additionally, we recorded an impairment loss related to an acquired drug of $41,829. Based on our review of long-lived assets for impairment, we recognized an impairment loss of $4,760,646 since the sum of expected undiscounted future cash flows is less than the carrying amount of the intangible assets.

Net Loss

For the year ended December 31, 2017, we had a net loss of $20,513,138 or $(0.16) per common share (basic and diluted) as compared to a net loss of $2,013,632 or $(0.03) per common share (basic and diluted) for the year ended December 31, 2016, an increase of $18,499,506, or 918.7%.

Foreign Currency Translation Loss

The functional currency of our subsidiaries operating in Mexico is the Mexican Peso (“Peso”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $25,184 for the year ended December 31, 2017. During the year ended December 31, 2016, we did not have any foreign subsidiaries. This non-cash gain had the effect of reducing our reported comprehensive loss.

Comprehensive loss

As a result of our foreign currency translation gain, we had comprehensive loss for the year ended December 31, 2017 of $20,487,954 compared to a comprehensive loss of $2,013,632 for the year ended December 31, 2016, an increase of $18,474,322, or 917.5%.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $14,822,020 and $1,431 of cash as of December 31, 2017 and working capital deficit of $842,637 and no cash as of December 31, 2016.

The following table sets forth a summary of changes in our working capital deficit from December 31, 2017 to December 31, 2016:

			December 31, 2017 to December 31, 2016
	December 31, 2017	December 31, 2016	Change	Percentage Change
Working capital deficit:
Total current assets	$14,117	$41,309	$(27,192)	(65.8)%
Total current liabilities	(14,836,137)	(883,946)	(13,952,191)	(1,578.4)%
Working capital deficit:	$(14,822,020)	$(842,637)	$(13,979,383)	(1,659.0)%

The increase in working capital deficit was primarily attributable to a decrease in current assets of $27,192, an increase in current liabilities of $13,952,191, including an increase in derivative liabilities of $11,564,705.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Year Ended December 31, 2017	Year Ended December 31, 2016
Cash used in operating activities	$(2,294,341)	(1,544,003)
Cash used in investing activities	(20,490)	-
Cash provided by financing activities	2,324,930	871,234
Effect of exchange rate changes on cash	(8,668)	-
Net increase (decrease) in cash	$10,099	(672,769)

Net cash flow used in operating activities was $2,294,341 for the year ended December 31, 2017 as compared to $1,544,003 for the year ended December 31, 2016, an increase of $750,338.

●	Net cash flow used in operating activities for the year ended December 31, 2017 primarily reflected our net loss of $20,513,168 adjusted for the add-back on non-cash items such as derivative expense of $12,238,036, stock-based compensation expense of $250,221, amortization of debt discount of $708,167, other non-cash default interest expense of $269,218 and debt settlement income of $1,005,273, and changes in operating asset and liabilities consisting primarily of an increase in accounts payable of $164,611, an increase in liabilities of discontinued operations of $273,009 and an increase in accrued liabilities of $235,800.

●	Net cash flow used in operating activities for the year ended December 31, 2016 primarily reflected a net loss of $2,013,632 adjusted for non-cash items such as stock-based compensation of $89,825, amortization of debt discount of $94,688, derivative expense of $146,141, and a gain of extinguishment of debt of $65,047, and changes in operating assets and liabilities consisting primarily of an increase in accounts payable of $111,343 and an increase in accrued liabilities of $73,457.

Net cash flow used in investing activities was $20,490 for the year ended December 31, 2017 as compared to $0 for the year ended December 31, 2016. During the year ended December 31, 2017, we received cash from acquisition of Vitel of $39,144 offset by cash used for the acquisition of property and equipment of $715, for the acquisition of property and equipment – discontinued operations of $1,223, the acquisition of a drug for $50,000, and a decrease in cash upon disposal of our Mexican operations.

Net cash provided by financing activities was $2,324,930 for the year ended December 31, 2017 as compared to $871,234 for the year ended December 31, 2016. During the year ended December 31, 2017, we received net proceeds from the sale of common stock of $1,252,673, received net cash from convertible debt of $473,240, net proceeds from notes payable of $538,875 and proceeds from related party advances of $256,584, offset by the payment of convertible debt of $96,371, and payments to the line of credit $99,741. During the year ended December 31, 2016, we received net proceeds from the sale of common stock of $534,428, received net cash from convertible debt of $350,000, net proceeds from related party advances of $5,000 and received net cash from bank line of credit of $50,033, offset by the payment of debt issue costs of $69,039.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, the Company had a net loss of $20,513,138 and $2,013,632 for the years ended December 31, 2017 and 2016, respectively. The net cash used in operations were $2,294,341 and $1,544,003 for the years ended December 31, 2017 and 2016, respectively. Additionally, the Company had an accumulated deficit of $23,655,989 and $3,142,851, at December 31, 2017 and 2016, respectively, had a stockholders’ deficit of $14,808,978 at December 31, 2017, had a working capital deficit of $14,822,020 at December 31, 2017, had no revenues from continuing operations for the years ended December 31, 2017 and 2016, and we defaulted on our debt. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. On March 10, 2017, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Vitel and in December 2017, due to disputes with the original Vitel shareholders which resulted in a lack of control over the assets and operations of Vitel and ONC Mexico, we reflected the operations of Vitel and ONC Mexico as discontinued operations. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending December 31, 2017. The Company will seek to raise capital through additional debt and/or equity financings to fund our operations in the future. Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Current and Future Financings

In October 2014, the Company entered into a $100,000 revolving promissory note (the “Revolving Note”) with Regions Bank (the “Lender”). The unpaid principal balance of the Revolving Note is payable on demand and any unpaid principal and interest is payable due not later than October 27, 2017, is secured by deposits located at the Lender, and bears interest computed at a variable rate of interest which is equal to the Lender’s prime rate plus 1.7% (5.95% and 5.45% at December 31, 2017 and December 31, 2016, respectively). The Company will pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may, at any time or from time to time, prepay the Revolving Note in whole or in part without penalty. On November 16, 2017 the line of credit was fully paid off by Jonathan F. Head, the liability for which is reflected under Due to related parties in the accompanying consolidated financial statements.

At December 31, 2017 and 2016, the Company had $0 and $99,741, respectively, in borrowings outstanding under the Revolving Note with $0 and $259, respectively, available for borrowing under such note. The weighted average interest rate during the years ended December 31, 2017 and 2016 was approximately 5.76% and 5.20%, respectively.

On October 20, 2015, we entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Upon signing the Purchase Agreement, Lincoln Park agreed to purchase 333,334 shares of the Company’s common stock for $100,000 as an initial purchase under the Purchase Agreement. Under the terms and subject to the conditions of the Purchase Agreement, we had the right to sell to, and Lincoln Park was obligated to purchase, up to an additional $10 million in amounts of shares, as described below, of our common stock, subject to certain limitations, from time to time, over the 36-month period commencing on the date that a registration statement, which we agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed.

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

During the year ended December 31, 2017, pursuant to the Purchase Agreement, the Company issued 2,000,000 shares of its common stock to Lincoln Park for net cash proceeds of $407,787.

On March 13, 2018, we and Lincoln Park entered into a termination agreement pursuant to which the parties terminated (i) the Purchase Agreement between them dated October 20, 2015 and (ii) the related registration rights agreement pursuant to which we had agreed to file a registration statement with the Securities and Exchange Commission covering the shares issuable under the Equity Line Agreement and related share issuances.

May 2016 Financing

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

November 2016 Financing

On November 23, 2016, the Company entered into and closed on the transaction set forth in an Amended and Restated Securities Purchase Agreements (the “Securities Purchase Agreements”) it entered into with three institutional investors (the “Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Securities Purchase Agreement, the Company issued upon closing to the Purchasers for an aggregate subscription amount of $350,000: (i) 14.29% Original Issue Discount 10% Senior Secured Convertible Notes (the “November 2016 Notes”); and (ii) warrants (the “Warrants”) to purchase 2,333,334 shares of the Company’s common stock at an initial exercise price of $0.175 (subject to adjustments under certain conditions as defined in the Warrants) (see below for reduction of warrant exercise price) which are exercisable for a period of five years from November 23, 2016. The aggregate principal amount of the November 2016 Notes was $350,000 and the Company received $300,000 after giving effect to the original issue discount of $50,000. The November 2016 Notes bear interest at a rate equal to 10% per annum (which interest rate increased to 24% per annum upon the occurrence of an Event of Default (as defined in the November 2016 Notes)), had a maturity date of July 23, 2017 and were convertible (principal, and interest) at any time after the issuance date of the November 2016 Notes into shares of the Company’s Common Stock at an initial conversion price equal to $0.15 per share (subject to adjustment as provided in the Note) (see below for reduction of conversion price), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the November 2016 Notes shall be convertible and the Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the Common Stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The November 2016 Notes provide for two amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 120% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 125% of the applicable amortization payment. Due to non-payment of the November 2016 Notes, an event of default occurred and accordingly, the November 2016 Notes and Warrants are convertible and exercisable based on the default terms.

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

The Company also increased the principal amount of these notes by $42,327 for other default charges and other expenses. This amount was charges to interest expense on the accompanying consolidated statement of operations.

The November 2016 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these November 2016 Notes, the Company sold stock at a share price of $0.075 per share then to $0.05 per share and then $0.01 per share. Accordingly, pursuant to these ratchet provisions, the conversion price on the November 2016 Notes were lowered to $0.05 per share then to $0.03 per share and then to $0.006 per share and the exercise price of the November 2016 Warrants was lowered to $0.006. Additionally, the total number of November 2016 Warrants were increased on a full ratchet basis from 2,333,334 warrants to 13,611,114 warrants (see Note 9). In September 2017, the Company issued 9,547,087 shares of its common stock upon the cashless exercise of 9,074,076 of these warrants (see Note 9). The remaining 4,537,038 warrants were then ratcheted to 22,685,192 warrants based on the new ratcheted down $0.006 per share exercise price.

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

The June 2017 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these June 2017 Notes, the Company sold stock at a share price of $0.05 per share and then $.01 per share. Accordingly, pursuant to these ratchet provisions, the conversion price of the notes were lowered to $0.006 per shares and the exercise price of the June 2017 Warrants were lowered to $0.006 per share and the total number of June 2017 Warrants were increased on a full ratchet basis from 1,555,632 warrants to 45,372,600 warrants, an increase of 43,816,968 warrants.

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

The July 2017 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these July 2017 Notes, the Company sold stock at a share price of $0.05 per share and then at $0.01 per share. Accordingly, pursuant to these ratchet provisions, the conversion price of the notes were lowered to $0.006 per share and the exercise price of the July 2017 Warrants were lowered to $0.006 per share and the total number of July 2017 Warrants were increased on a full ratchet basis from 4,769,763 warrants to 79,496,050 warrants, an increase of 74,726,287 warrants.

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

January 2018 Financing

On January 29, 2018, the Company entered into and closed on a 4th Securities Purchase Agreement (the “4th Securities Purchase Agreement”) with three institutional investors (the “Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the 4 th Securities Purchase Agreement, the Company issued upon closing to the Purchasers for an aggregate subscription amount of $333,333: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,333 (the “January 2018 Notes”); and (ii) 5 year warrants (the “January 2018 Warrants”) to purchase 8,333,333 shares of the Company’s common stock par value $0.001 per share at an exercise price of $0.04 per share (subject to adjustments under certain conditions as defined in the Warrants). The closing under the 4 th Securities Purchase Agreement occurred on January 29, 2018. These Notes bear interest at a rate equal to 5% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the Notes)), have a maturity date of September 29, 2018 and are convertible (principal, and interest) at any time after the issuance date of these Notes into shares of the Company’s Common Stock at a conversion price equal to $0.03 per share (subject to adjustment as provided in the Note), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the January 2018 Notes shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the Common Stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”) and the exercise price of the January 2018 Warrants shall be 60% of the Default Conversion Price. These Notes provide for three amortization payments on the six-month, seven-month and eight-month anniversary of the original issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 110% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 115% of the applicable amortization payment. These Notes may be prepaid at any time until the 180th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the five months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the Notes and accrued and unpaid interest during the six month following the Original Issue Date. In order to prepay these Notes, the Company shall provide 20 Trading Days prior written notice to the Purchaser, during which time the Purchaser may convert the Notes in whole or in part at the Conversion Price.

The Notes contain certain adjustment provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. The conversion price is also subject to adjustment if we issue or sell shares of our common stock for a consideration per share less than the conversion price then in effect. In addition, subject to limited exceptions, a holder will not have the right to convert any portion of its Note if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to its conversion. The holder may increase or decrease this ownership limitation to any percentage not exceeding 9.99% upon 61 days prior written notice.

The initial exercise price of the Warrants is $0.04 per share, subject to adjustment as described below, and the Warrants are exercisable for five years after the issuance date. The Warrants are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the Warrants. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the Warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the Warrant.

March 2018 Financing

On March 13, 2018, we entered into a 5th Securities Purchase Agreement (the “5th Securities Purchase Agreement”) securities with three institutional investors for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Purchase Agreement, we issued for an aggregate subscription amount of $300,000: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,333 (the “Notes”) and (ii) warrants (the “Warrants”) to purchase an aggregate of 8,333,333 shares of our common stock at an exercise price of $0.04 per share. The aggregate principal amount of the Notes is $333,333 and as of the date we received $61,000 after giving effect to the original issue discount of $33,333 and offering costs of $10,000 which are treated as a debt discount, the payment of legal and accounting fees of $29,000 not related to these Notes, and the funding of an escrow account held by the escrows agent of $200,000. The Notes bear interest at a rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the Notes)), shall mature eight months from issuance and the principal and interest are convertible at any time at a conversion price equal to $0.02 per share (subject to adjustment as provided in the Notes); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the Notes shall be convertible at 60% of the lowest closing price during the prior twenty trading days. $200,000 of the aggregate subscription amount shall be held in escrow and released upon the upon the satisfaction of certain conditions or waiver thereof by all of the investors, including: (i) we shall have filed its annual report for the fiscal year ending December 31, 2017 on or prior to April 17, 2018, (ii) we shall have sold or otherwise disposed of its subsidiaries Vitel Laboratorios, S.A. de C.V. and Oncbiomune México, S.A. De C.V. and reserved an aggregate of 46,158,013 shares currently held by Vitel principals for the benefit of the investors and (iii) we shall at all times be in full compliance with the conditions set forth in Rule 144(i)(2).

Ancillary Agreements. In connection with our obligations under the Notes, we entered into a Security Agreement, Pledge Agreement and Subsidiary Guaranty with Calvary Fund I LP, as agent, pursuant to which we granted a lien on all assets of the Company and the Subsidiary (the “Collateral”) excluding permitted indebtedness which includes a first lien held by Regions Bank in connection with the $100,000 revolving promissory note entered into with Regions Bank in October 2014, for the benefit of the Purchasers, to secure our obligations under the Notes. Upon an Event of Default (as defined in the Notes), the Purchasers may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

Additional Purchaser Rights and Company Obligations

The Securities Purchase Agreement includes additional purchaser rights and Company obligations including obligations on the Company to reimburse the Purchasers $5,000 for legal fees and expenses, satisfy the current public information requirements under SEC Rule 144(c), obligations on the Company with respect to the use of proceeds from the sale of securities and Purchaser rights to participate in future Company financings. Reference should be made to the full text of the Securities Purchase Agreement.

Common Stock for debt conversion

From May 2017 to December, 2017, the Company issued 10,608,890 shares of its common stock upon the conversion of principal note balances of $410,513 and interest of $15,358.

Sales of Common Stock and Warrants Pursuant to Subscription Agreements

During the year ended December 31, 2016, pursuant to stock subscription agreements, the Company issued 102,341 shares of its common stock to investors for cash proceeds of $51,926.

During the year ended December 31, 2016, pursuant to unit subscription agreements, the Company issued 1,937,696 shares of its common stock and 968,844 five-year warrants to purchase common shares for $0.30 per common share to investors for cash proceeds of $279,462 and a subscription receivable of $11,190 which was collected prior to issuance of the report dated December 31, 2016.

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

From October 1, 2017 to December 31, 2017, pursuant to unit subscription agreements, the Company issued 16,491,265 shares of its unregistered common stock to investors for cash proceeds of $164,713 and a subscription receivable of $200 or $0.01 per share.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. Based on our review of long-lived assets for impairment, in the third quarter of 2017, we recognized a goodwill and intangible assets impairment loss of $4,760,646 since the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The impairment loss includes an impairment of goodwill intangibles of $4,718,817 recorded in connection with the acquisition of Vitel.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2017, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2017, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex accounting and financial reporting issues, and business transactions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems, and (3) a lack of operational controls and lack of controls over assets by the acquired subsidiaries.

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

Changes in internal control over financial reporting

Except for the lack of control of our Mexico assets of operations caused by a dispute with the original Vitel Shareholders, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this report.

Name	Age	Position
Jonathan F. Head, Ph. D.	67	Chief Executive Officer and Director
Andrew Kucharchuk	37	Chief Financial Officer and President
Daniel S. Hoverman	42	Director
Charles L. Rice, Jr.	53	Director
Robert N. Holcomb	49	Director

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

Andrew Kucharchuk. Mr. Kucharchuk served as OncBioMune’s Chief Financial Officer from 2009 to September 2015, and has served as our Chief Financial Officer, President and was a member of our board of directors from September 2015 until March 2017. Mr. Kucharchuk is a graduate of Louisiana State University and Tulane University’s Freeman School of Business, where he earned an MBA with a Finance Concentration. Mr. Kucharchuk’s role as an executive officer of our company gives him unique insights into our day-to-day operations, a practical understanding of the issues and opportunities that face us and our strategic planning, commercial growth, and strategic transactions, giving him the appropriate and valuable qualifications to serve as an executive officer.

Daniel S. Hoverman. On December 30, 2015, Mr. Hoverman was elected as a member of our board. Mr. Hoverman, age 42, has served as a Managing Director at Regions Securities, LLC, an affiliate of Regions Bank, since November 2016. At Regions, Mr. Hoverman is responsible for advising companies on sale, financing and other strategic corporate transactions. Previously, Mr. Hoverman was a Director and senior member of Houlihan Lokey, Inc.’s Mergers & Acquisitions Group. Before joining Houlihan in 2010, Mr. Hoverman was a Director with Credit Suisse in Hong Kong in the Office of the General Counsel, and a Director with UBS in New York in the Equity Capital Markets Group. Mr. Hoverman started his career with Kirkland & Ellis in New York, where he was a corporate attorney. Mr. Hoverman is a CFA charter holder, and holds a Juris Doctor and Masters in Business Administration from Columbia University and a Bachelor of Arts from Yale University.

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

Robert N. Holcomb. Mr. Holcomb, age 48, has served as the president and owner of Holcomb CPA Firm, P.A. in Rolling Fork, MS since 2005. He also has been serving as the president and executive director of the MS Breast Foundation since July 2003. Mr. Holcomb earned his Bachelor of Business Administration degree from Delta State University in 1992. He is also Certified Public Accountant.

There are no family relationships between any of the executive officers and directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Stockholders’ Agreement

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

Family Relationships

No family relationships exist between any of our current or former directors or executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of copies of such reports and representations from the reporting persons, we believe that during the fiscal year ended December 31, 2017:

●	Manuel Odabachian, a member of the Board of Directors, failed to timely file one Form 3 to report the acquisition of 30,579,007 shares of Common Stock and 2,500,000 shares of Series B Preferred Stock.
●	Carlos Fernando Alaman Volnie, , a member of the Board of Directors, failed to timely file one Form 3 to report the acquisition of 30,579,006 shares of Common Stock and 2,500,000 shares of Series B Preferred Stock.
●	Andrew Kucharchuk, Chief Financial Officer of the Company, failed to timely file one Form 4 to report the acquisition of 2,000,000 options to acquire shares of Common Stock.
●	Charles L. Rice, Jr., , a member of the Board of Directors, failed to timely file one Form 4 to timely report the acquisition of 60,000 shares of Common Stock and employee stock options to purchase 350,000 shares of Common Stock at an exercise price of $0.27 per share.

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

Committees of the Board

Our board of directors held two formal meeting during the year ended December 31, 2017. All other proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held.

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

2017 SUMMARY COMPENSATION TABLE

FOR OUR NAMED EXECUTIVE OFFICERS

Name and Principal Position		Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)	Total ($)
Jonathan F. Head, Ph. D.		2017	275,000	-	-	146,799	-	-	6,000	427,799
Chief Executive Officer.		2016	275,000	-	-	-	-	-	6,000	427,799

Andrew Kucharchuk,		2017	200,000	-	-	146,799	-	-	6,000	206,000
Chief Financial Officer and President		2016	200,000	-	-	-	-	-	6,000	206,000

Manuel Cosme,		2017	166,814	-	-	-	-	-	-	166,814
Former Global Operations General Manager – Vitel Laboratories	(1)	2016	-	-	-	-	-	-	-	-

Carlos Fernando Alaman Volnie,		2017	166,814	-	-	-	-	-	-	166,814
Former Chief Operating Officer – Vitel Laboratorios	(2)	2016	-	-	-	-	-	-	-	-

(1) Mr. Cosme was appointed as the Global Operations General Manager of Vitel on March 10, 2017 and resigned in December 2017.

(2) Mr. Volnie was appointed as the Chief Operating Officer of Vitel on March 10, 2017 and resigned in December 2017.

Compensation of Management

Dr. Head and Mr. Kucharchuk were appointed as executive officers effective September 2, 2015. A description of their employment agreement follows:

Dr. Head and Mr. Kucharchuk are eligible to participate in the registrant’s standard benefit programs for all named executive officers, which includes, but is not limited to, receipt of medical benefits.

(1) Consists of auto allowance paid or accrued at $500 per month.

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

On December 29, 2017, our Board of Directors determined to sell or otherwise dispose of its interest in Vitel and Oncbiomune México due to disputes with the original shareholders of Vitel which resulted in a lack of control of the assets and operations Vitel and OncBiomune Mexico. In connection with the decision to dispose of Vitel, on December 22, 2017, Mr. Cosme and Mr.Alaman resigned from their positions with our Company.

Outstanding Equity Awards at 2017 Fiscal Year-End

For Named Executive Officers

The following table sets forth certain information concerning the outstanding equity awards as of December 31, 2017, for each named executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Jonathan F. Head, Ph. D.	666,667	1,333,333	—	0.25	3/9/2027	—	—	—	—
Andrew Kucharchuk	666,667	1,333,333	—	0.25	3/9/2027	—	—	—	—
Manuel Cosme.	—	—	—	—	N/A	—	—	—	—
Carlos Fernando Alaman Volnie	—	—	—	—	N/A	—	—	—	—

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2017:

Name	Fees earned or cash paid	Stock Awards	Option Awards	All other compensation	Total

Jonathan F. Head, Ph. D.	$-	$-	$-	$-	$-
Manuel Cosme (1)	$-	$-	$-	$-	$-
Daniel S. Hoverman	$-	$-	$-	$-	$-
Charles L. Rice, Jr.	$-	$-	$-	$-	$-

(1) December 22, 2017, Mr. Cosme resigned as a member of the Board of Directors of the Company.

As of December 31, 2017, there are no other cash compensation arrangements in place for members of the Board of Directors acting as such.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock, Series A preferred stock and Series B Preferred Stock as of May 30, 2017, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and each of our Named Executive Officers and (iii) all executive officers and directors as a group.

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

Common Stock

Name and Address of Beneficial Owner(1)	Common Stock Beneficial Ownership	Percent of Class(2)	Series A Preferred Beneficial Ownership	Percent of Class(3)	Outstanding Series B Preferred Beneficial Ownership	Percent of Class(4)
Named Executive Officers and Directors:
Jonathan F. Head, Ph. D.	16,926,078	7.6%	500,000	50.0%	2,892,000	36.6%
Andrew A. Kucharchuk	5,000,000	2.2%	-	-	-	-
Daniel S. Hoverman	60,000	0.0%	-	-	-	-
Charles L. Rice, Jr.	60,000	0.0%	-	-	-	-
Robert N. Holcomb	6,420,000	2.9%
All executive officers and directors as a group (five persons)	28,466,078	12.7%	500,000	50.0%	2,892,000	36.6%

Other 5% Stockholders:
Robert L. Elliott, Jr. M.D.	16,926,079	0.08%	500,000	50.0%	-	-%
Manuel Cosme Odabachian(5)	30,579,007	13.7%	-	-	2,500,000	31.7%
Carlos F. Alaman Volnie (6)	30,579,006	13.7%	-	-	2,500,000	31.7%

* Less than 1%.

(1)	Unless otherwise indicated, the business address of each person listed is in care of OncBioMune Pharmaceuticals, Inc., 11441 Industriplex Blvd, Suite 190, Baton Rouge LA 70809.

(2)	Calculated on the basis of 223,744,842 issued and outstanding shares of Common Stock as of May 30, 2018.

(3)	Calculated on the basis of 1,000,000 issued and outstanding shares of Series A preferred stock as of May 30, 2018. Holders of our Series A preferred stock are entitled to 500 votes per share.

(4)	Calculated on the basis of 7,892,000 issued and outstanding shares of Series B preferred stock as of May 30, 2018. Holders of our Series A preferred stock are entitled to 100 votes per share.

(5)	Shares are owned by Banco Actinver, S.A., in its capacity as Trustee of the Irrevocable Management Trust Agreement Trust No. 2868 and reflects shares beneficially owned by Mr. Cosme whose address is Monte Pelvoux 130, Floor 3, Mexico City, Mexico 11000.

(6)	Shares are owned by Banco Actinver, S.A., in its capacity as Trustee of the Irrevocable Management Trust Agreement Trust No. 2868 and reflects shares beneficially owned by Mr. Cosme whose address is Monte Pelvoux 130, Floor 3, Mexico City, Mexico 11000.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as disclosed below, since January 1, 2017, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

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

From time to time, the Company receives advances from and repays such advances to the Company’s chief executive officer and chief financial officer for working capital purposes. Additionally, from time to time, the Company receives working capital advances from and made working capital advances to The Sallie Astor Burdine Breast Foundation (the “Foundation”), a not-for-profit foundation where the Company’s chief executive officer was a Board member until March 17, 2017. Furthermore, from time to time, Vitel’s General Manager of Global Operations and Vitel’s Chief Operations Officer, both of who are beneficial shareholders of the Company (together referred to as the Vitel Officers), paid expenses on behalf of the Company and the Company reimburses the Vitel Officers or these expenses. The advances are non-interest bearing and are payable on demand. A final balance due to the Company of $2,244 was written off in 2016.

For the year ended December 31, 2017 and 2016, due from/(to) related parties activity consisted of the following:

	Foundation	CEO	CFO	Vitel Officers	Total
Balance due from (to) related parties at December 31, 2015	$3,200	$5,900	$8,700	$-	$17,800
Working capital advances made	5,094	-	3,795	-	8,889
Working capital advances received	-	(55,500)	-	-	(55,500)
Repayments made	-	50,500	-	-	50,500
Amounts deemed uncollectible and expensed	(2,244)	-	-	-	(2,244)
Repayments received	(6,050)	(5,900)	(12,495)	-	(24,445)
Balance due to related parties at December 31, 2016	-	(5,000)	-	-	(5,000)
Working capital advances received	-	(161,602)	-	(6,444)	(168,046)
Repayments made	-	7,250	-	6,444	13,694
Payments made on line of credit on the Company’s behalf	-	(102,232)	-	-	(102,232)
Balance due to related parties at December 31, 2017	$-	$(261,584)	$-	$-	$(261,584)

Director Independence

Because the Company’s Common Stock is not currently listed on a national securities exchange, the Company has used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;
●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);
●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);
●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of th Company served on the compensation committee of such other entity; or
●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Based on this review, Messrs. Hoverman, Rice and Holcomb are independent directors pursuant to the requirements of NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On March 9, 2017, the Company’s Board of Directors approved the dismissal of its independent registered public accounting firm Anton & Chia, LLP (“Anton Chia”). Anton Chia audited our financial statements for the fiscal years ended December 31, 2015 and December 31, 2014. On the same day our Board of Directors ratified the engagement of Salberg & Company, P.A. (“Salberg”) as our independent registered public accounting firm and Salberg engagement became effective as of March 9, 2017.

The following table sets forth the fees billed to our company for the years ended December 31, 2017 and 2016 for professional services rendered by our independent registered public accounting firm Salberg:

Fees	2017	2016
Audit Fees	$66,800	$20,500
Audit-Related Fees	27,400	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$77,636	$-

The following table sets forth the fees billed to our company for the years ended December 31, 2017 and 2016 for professional services rendered by our independent registered public accounting firm Anton Chia:

Fees	2017	2016
Audit Fees	$2,500	$-
Audit-Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$2,500	$20,500

Audit Fees

Audit fees were for professional services rendered for the audits of our financial statements and for review of our quarterly financial statements during the 2017 and 2016 fiscal years.

Audit-related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2016 and 2017, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2017 and 2016 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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

10.40	Form of Individual Employment Agreement for Vitel Laboratorios, S.A. de C.V. (incorporated by reference to Exhibit 10.4 to registrant’s current report on Form 8-K filed with the SEC on March 13, 2017).

10.41+	Form of Amendment to Employment Agreement for OncBioMune Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.5 to registrant’s current report on Form 8-K filed with the SEC on March 13, 2017).

10.42+	Form of Stock Option for OncBioMune Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.6 to registrant’s current report on Form 8-K filed with the SEC on March 13, 2017).

10.43+	Form of Non-Qualified Stock Option Agreement for Directors for OncBioMune Pharmaceuticals. (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed with the SEC on April 21, 2017).

10.44

Forbearance Agreement by and among OncBioMune Pharmaceuticals, Inc., Cavalry Fund I LP, Lincoln Park Capital Fund, LLC and Puritan Partners LLC dated as of May 23, 2017. (incorporated by reference to Exhibit 10.7 to registrant’s current report on Form 8-K filed with the SEC on June 6, 2017).

10.45*	Form of Securities Purchase Agreement dated January 29, 2018

10.46*	Form of Note issued January 29, 2018

10.47*	Form of Warrant issued January 29, 2018

10.48*	Security Agreement dated January 29, 2018

10.49*	Pledge Agreement dated January 29, 2018

10.50*	Subsidiary Guarantee dated January 29, 2018

10.51*	Form of Securities Purchase Agreement dated March 13, 2018

10.52*	Form of Note issued March 13, 2018

10.53*	Form of Warrant issued March 13, 2018

10.54*	Security Agreement dated March 13, 2018

10.55*	Pledge Agreement dated March 13, 2018

10.56*	Subsidiary Guarantee dated March 13, 2018

21.1*	Subsidiaries of Registrant

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OncBioMune Pharmaceuticals, Inc.

Dated: May 31, 2018	By:	/s/ Jonathan F. Head
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

Signature	Title	Date

/s/ Jonathan F. Head, Ph. D.	Chief Executive Officer and Director	May 31, 2018
Jonathan F. Head, Ph. D.	(principal executive officer)

/s/ Andrew Kucharchuk	Chief Financial Officer and President	May 31, 2018
Andrew Kucharchuk	(principal financial and accounting officer)

/s/ Daniel S. Hoverman	Director	May 31, 2018
Daniel S. Hoverman

/s/ Charles L. Rice, Jr.	Director	May 31, 2018
Charles L. Rice, Jr.

/s/ Robert N. Holcomb	Director	May 31, 2018
Robert N. Holcomb

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of:

OncBiomune Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OncBiomune Pharmaceuticals Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $20,513,138 and $2,294,341, respectively, in 2017 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $14,822,020, $14,808,978 and $23,655,989, respectively, at December 31, 2017. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
We have served as the Company’s auditor since 2017.
Boca Raton, Florida
May 31, 2018

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016

ASSETS
CURRENT ASSETS:
Cash	$1,431	$-
Subscription receivable	-	11,190
Prepaid expenses and other current assets	12,686	30,119

Total Current Assets	14,117	41,309

OTHER ASSETS:
Property and equipment, net	6,642	9,604
Security deposit	6,400	6,400

Total Assets	$27,159	$57,313

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible debt, net of discounts	$686,383	$54,688
Line of credit	-	99,741
Notes payable	538,875	-
Bank overdraft	-	812
Accounts payable	378,227	213,616
Accrued liabilities	309,312	108,034
Derivative liabilities	11,966,760	402,055
Liabilities of discontinued operations	694,996	-
Due to related parties	261,584	5,000

Total Current Liabilities	14,836,137	883,946

Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 20,000,000 designated;
Series A Preferred stock ($0.0001 par value; 1,000,000 shares designated; 1,000,000 issued and outstanding at December 31, 2017 and December 31, 2016)	100	100
Series B Preferred stock ($0.0001 par value; 7,892,000 shares authorized; 7,892,000 and none issued and outstanding at December 31, 2017 and December 31, 2016, respectively)	789	-
Common stock: $.0001 par value, 500,000,000 shares authorized; 170,336,237 and 60,807,846 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	17,034	6,081
Additional paid-in capital	8,803,904	2,310,037
Accumulated deficit	(23,655,989)	(3,142,851)
Accumulated other comprehensive gain	25,184	-

Total Stockholders’ Deficit	(14,808,978)	(826,633)

Total Liabilities and Stockholders’ Deficit	$27,159	$57,313

See accompanying notes to consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2017	2016

REVENUES	$-	$-

OPERATING EXPENSES:
Professional fees	1,367,191	817,014
Compensation expense	766,829	678,436
Research and development expense	103,915	94,383
General and administrative expenses	225,191	214,212

Total Operating Expenses	2,463,126	1,804,045

LOSS FROM OPERATIONS	(2,463,126)	(1,804,045)

OTHER INCOME (EXPENSE):
Interest expense	(1,153,146)	(108,071)
Derivative expense	(12,238,036)	(146,141)
Debt settlement income, net of settlement expense	1,005,272	44,625

Total Other Income (Expense)	(12,385,910)	(209,587)

LOSS FROM CONTINUING OPERATIONS	(14,849,036)	(2,013,632)

DISCONTINUED OPERATIONS:
Loss from discontinued operations	(5,328,630)	-
Loss from disposal of discontinued operations	(335,472)	-

Total Loss from Discontinued Operations	(5,664,102)	-

NET LOSS	$(20,513,138)	$(2,013,632)

COMPREHENSIVE LOSS:
Net loss	$(20,513,138)	$(2,013,632)

Other comprehensive gain:
Unrealized foreign currency translation gain	25,184	-

Comprehensive loss	$(20,487,954)	$(2,013,632)

NET LOSS PER COMMON SHARE - Basic and Diluted:
Continuing operations - Basic and diluted	$(0.12)	$(0.03)
Discontinued operations - basic and diluted	(0.04)	-

	$(0.16)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	128,916,989	58,305,875

See accompanying notes to consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2017 and 2016

	Series A		Series B						Accumulated	Total
	Preferred Stock		Preferred Stock		Common Stock		Additional		other	Stockholders’
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	comprehensive gain	Equity (Deficit)

Balance, December 31, 2015	1,000,000	$100.00	-	$-	57,107,809	$5,711	$1,678,789	$(1,129,219)	$-	$555,381

Common stock issued for services	-	-	-	-	260,000	26	85,974	-	-	86,000

Shares issued for cash pursuant to stock purchase agreement					1,400,000	140	202,900	-	-	203,040

Shares issued for cash and subscription receivable pursuant to subscription agreements	-	-	-	-	2,040,037	204	342,374	-	-	342,578

Net loss	-	-	-	-	-	-	-	(2,013,632)	-	(2,013,632)

Balance, December 31, 2016	1,000,000	100	-	-	60,807,846	6,081	2,310,037	(3,142,851)	-	(826,633)

Common stock issued for services	-	-	-	-	470,000	47	35,803	-	-	35,850

Accretion of stock options	-	-	-	-	-	-	214,082	-	-	214,082

Series B preferred stock issued for services	-	-	2,892,000	289	-	-	-	-	-	289

Shares issued for cash pursuant to stock purchase agreement	-	-	-	-	2,000,000	200	407,587	-	-	407,787

Shares issued for cash and subscription receivable pursuant to subscription agreements	-	-	-	-	25,744,401	2,574	831,322	-	-	833,896

Shares issued upon conversion of convertible debt and interest	-	-	-	-	10,608,890	1,061	424,811	-	-	425,872

Shares issued upon cashless warrant exercise	-	-	-	-	9,547,087	955	(955)	-	-	-

Shares issued in connection with acquisition	-	-	5,000,000	500	61,158,013	6,116	4,580,735	-	-	4,587,351

Capital contribution	-	-	-	-	-	-	482	-	-	482

Net loss	-	-	-	-	-	-	-	(20,513,138)		(20,513,138)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	25,184	25,184

Balance, December 31, 2017	1,000,000	$100	7,892,000	$789	170,336,237	$17,034	$8,803,904	$(23,655,989)	$25,184	$(14,808,978)

See accompanying notes to consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	December 31,
	2017	2016

CASH FLOWS USD IN OPERATING ACTIVITIES
Net loss	$(20,513,138)	$(2,013,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,677	1,098
Depreciation - discontinued operations	258	-
Stock-based compensation	250,221	89,825
Amortization of debt discount	708,167	94,688
Derivative expense	12,238,036	146,141
Gain of extinguishment of debt	-	(65,047)
Non-cash default interest expense	269,218	-
Debt settlement income	(1,005,273)	-
Bad debt expense	-	2,244
Impairment loss - discontinued operations and disposal of discontinued operations	5,096,118	-
Change in operating assets and liabilities:
Assets of discontinued operations	(20,439)	-
Due from related parties	-	15,556
Prepaid expenses and other current assets	5,394	324
Accounts payable	164,611	111,343
Liabilities of discontinued operations	273,009	-
Accrued liabilities	235,800	73,457

NET CASH USED IN OPERATING ACTIVITIES	(2,294,341)	(1,544,003)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of property and equipment	(715)	-
Acquisition of property and equipment - discontinued operations	(1,223)	-
Acquisition of intangible assets	(50,000)	-
Decrease in cash upon disposal of business	(7,696)	-
Cash received in acquisition	39,144	-

NET CASH USED IN INVESTING ACTIVITIES	(20,490)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	256,584	56,000
Payments of related party advances	-	(51,000)
Increase/(decrease) in bank overdraft	(812)	812
Proceeds from line of credit	-	56,165
Payments to line of credit	(99,741)	(6,132)
Proceeds from convertible debt, net	473,240	390,000
Repayment of convertible debt	(96,371)	(40,000)
Debt issue costs paid	-	(69,039)
Proceeds from notes payables	538,875	-
Capital contribution	482	-
Proceeds from sale of common stock and subscription receivables	1,252,673	534,428

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,324,930	871,234

NET INCREASE (DECREASE) IN CASH	10,099	(672,769)

Effect of exchange rate changes on cash	(8,668)	-

CASH, beginning of year	-	672,769

CASH, end of year	$1,431	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$314,517	$9,243
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for convertible debt and interest	$425,872	$-
Issuance of common stock recorded as prepaid expenses	$-	$68,000
Increase in prepaid expenses and accrued liabilities	$-	$15,300
Reclassification of interest payable to convertible debt	$17,836	$-
Sale of common stock for subscription receivable	$-	$11,190
Increase in debt discount and derivative liabilities	$473,240	$320,961
Issuance of common stock for services	$-	$-

Liabilities assumed in acquisition	$438,578	$-
Less: assets acquired in acquisition	307,112	-
Net liabilities assumed	131,466	-
Fair value of shares for acquisition	4,587,351	-
Increase in intangible assets	$4,718,817	$-

See accompanying notes to consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

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

On August 19, 2016, the Company and Vitel Laboratorios, S.A. de C.V., a Mexican variable stock corporation (“Vitel”) entered into a Shareholders’ Agreement related to the launch of Oncbiomune México, S.A. De C.V. (“Oncbiomune Mexico”) for the purposes of developing and commercializing the Company’s PROSCAVAX vaccine technology and cancer technologies in México, Central and Latin America (“MALA”). Under the terms of the Shareholders Agreement, the Company agreed to assign to Oncbiomune Mexico limited patent and intellectual property rights and trademarks related to its OVCAVAX, PROSCAVAX vaccine technology and cancer technologies and future developments related to these technologies. Through March 10, 2017, the Company and Vitel each owned 50% of Oncbiomune Mexico and Oncbiomune Mexico was treated as an equity-method investee for accounting purposes. Oncbiomune Mexico had minimal activity in 2016 and through March 10, 2017. On March 10, 2017, Oncbiomune Mexico became a wholly owned subsidiary of the Company.

On March 10, 2017 (the “Closing Date”), the Company completed the acquisition of 100% of the issued and outstanding capital stock of Vitel from its shareholders Manuel Cosme Odabachian and Carlos Fernando Alaman Volnie (collectively, the “Vitel Stockholders”) pursuant to the terms and conditions of a Contribution Agreement to the Property of Trust F/2868 entered into among the Company and the Vitel Stockholders on the Closing Date (the “Contribution Agreement”). Vitel is a revenue-stage Mexico-based pharmaceutical company that sells generic drugs in MALA. The Company acquired Vitel for the purpose of commercializing the Company’s PROSCAVAX vaccine technology and cancer technologies in MALA and to utilize Vitel’s distribution network and customer and industry relationships.

On December 29, 2017, the Board of Directors of the Company determined to sell or otherwise dispose of its interest in Vitel and Oncbiomune México due to disputes with the original Vitel Stockholders and resulting loss of operational control of the assets and operations of Vitel and OncBiomune Mexico. Accordingly, the Vitel and Oncbiomune México are now treated as a discontinued operation (See Note 3).

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

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, the Company had a net loss of $20,513,138 and $2,013,632 for the years ended December 31, 2017 and 2016, respectively. The net cash used in operations were $2,294,341 and $1,544,003 for the years ended December 31, 2017 and 2016, respectively. Additionally, the Company had an accumulated deficit of $23,655,989 and $3,142,851, at December 31, 2017 and 2016, respectively, had a stockholders’ deficit of $14,808,978 at December 31, 2017, had a working capital deficit of $14,822,020 at December 31, 2017, had no revenues from continuing operations for the years ended December 31, 2017 and 2016, and has defaulted on its debt. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending December 31, 2017. The Company will seek to raise capital through additional debt and/or equity financings to fund its operations in the future.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

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

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the years ended December 31, 2017 and 2016 include the valuation of assets and liabilities of discontinued operations, useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation of derivative liabilities, and the fair value of assets acquired and liabilities assumed in the business acquisition.

Concentrations

Generally, the Company relies on one vendor as a single source of raw materials to produce certain components of its cancer treatment products. The Company believes that other vendors are available to supply these materials if the Company cannot obtain these materials from its single source vendor.

Fair value of financial instruments and fair value measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2017. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

	At December 31, 2017			At December 31, 2016
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	11,966,760	—	—	402,055

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Year ended December 31, 2017	For the Year ended December 31, 2016
Balance at beginning of year	$402,055	$-
Initial valuation of derivative liabilities included in debt discount	473,240	320,961
Initial valuation of derivative liabilities included in derivative expense	730,700	260,479
Reclassification of derivative liabilities to debt settlement income	(478,645)	(65,047)
Reclassification of derivative liabilities to debt settlement income upon cashless exercise of warrants	(667,926)	-
Change in fair value included in derivative expense	11,507,336	(114,338)
Balance at end of year	$11,966,760	$402,055

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At December 31, 2017 and 2016, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of December 31, 2017 and 2016. The Company has not experienced any losses in such accounts through December 31, 2017.

Accounts receivable – discontinued operations

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

Inventories – discontinued operations

Inventories, consisting of finished goods related to the Company’s products are stated at the lower of cost and net realizable value utilizing the first-in first-out (FIFO) method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves are recorded based on estimates

Property and equipment

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. Based on the Company’s review of long-lived assets for impairment, in the third quarter of 2017, the Company recognized a goodwill and intangible assets impairment loss of $4,760,646 since the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The impairment loss includes an impairment of goodwill and intangibles of $4,718,817 recorded in connection with the acquisition of Vitel (see Note 3).

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

Revenue recognition – discontinued operations

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

On December 22, 2017, the United States signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate to 21% from 34%. The rate reduction is effective January 1, 2018, and is permanent. The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2017, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred. For the years ended December 31, 2017 and 2016, research and development costs were $103,915 and $94,383, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

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

	December 31, 2017	December 31, 2016
Stock warrants	153,151,959	3,304,872
Convertible debt	140,126,333	2,333,333
Stock options	4,000,000	-

The following table presents a reconciliation of basic and diluted net loss per share:

	Years Ended December 31,
	2017	2016
Net loss for basic and diluted attributable to common shareholders	$(20,513,138)	$(2,013,632)
From continuing operations	(14,849,036)	(2,013,632)
From discontinued operations	$(5,664,102)	$-

Weighted average common stock outstanding– basic and diluted	128,916,989	58,305,875

Net loss per share of common stock
From continuing operations – basic and diluted	$(0.12)	$(0.03)
From discontinued operations – basic and diluted	(0.04)	-
Net loss per common share - basic and diluted	$(0.16)	$(0.03)

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

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

Asset and liability accounts at December 31, 2017 were translated at 19.6708 Pesos to $1.00, which was the exchange rates on the balance sheet date. Equity accounts were translated at their historical rate. The average translation rates applied to the statements of operations for the year ended December 31, 2017 was 18.4971 Pesos to $1.00. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

NOTE 3 – ACQUISITION OF AND DISCONTINUED OPERATIONS OF VITEL AND ONCBIOMUNE MEXICO

On March 10, 2017 (the “Closing Date”), the Company completed the acquisition of 100% of the issued and outstanding capital stock of Vitel from the Vitel Stockholders pursuant to the terms and conditions of a Contribution Agreement to the Property of Trust F/2868 entered into among the Company and the Vitel Stockholders on the Closing Date (the “Contribution Agreement”). Vitel is a revenue-stage Mexico-based pharmaceutical company that develops and commercializes specialty drugs in MALA. The Company acquired Vitel for the purpose of commercializing the Company’s PROSCAVAX vaccine technology and cancer technologies in MALA and to utilize Vitel’s distribution network and customer and industry relationships.

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

DECEMBER 31, 2017 and 2016

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

The fair value of the assets acquired and liabilities assumed were based on management estimates of the fair values on March 10, 2017. Based upon the purchase price allocation, the following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$39,144
Accounts receivable	161,466
Inventories	54,952
Recoverable taxes	50,792
Other current assets	278
Property and equipment	480
Goodwill and other intangible assets	4,718,817
Total assets acquired at fair value	5,025,929

Accounts payable and accrued expenses	432,354
Payroll taxes	6,224
Total liabilities assumed	438,578

Total purchase consideration	$4,587,351

The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date with subsequent changes recognized in earnings or loss. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business combination date. As a result, during the purchase price measurement period, which may be up to one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the purchase price measurement period, the Company recorded adjustments to assets acquired or liabilities assumed in operating expenses in the period in which the adjustments were determined. Such adjustment caused an increase in goodwill and other intangible assets acquired of $23,221 in the fourth quarter of 2017.

The purchase price exceeded the fair value of the net assets acquired by $4,718,817 which was recorded as goodwill and other intangible assets. Based on the Company’s review of long-lived assets for impairment, the Company recognized an impairment loss of $4,718,817 during the three months ended September 30, 2017 since the sum of expected undiscounted future cash flows is less than the carrying amount of the intangible assets.

The Company recorded acquisition and transaction related expenses in the period in which they are incurred. During the year ended December 31, 2017, acquisition and transaction related expenses primarily consisted of legal fees of approximately $104,000.

On December 29, 2017, the Board of Directors of the Company determined to sell or otherwise dispose of its interest in Vitel and Oncbiomune Mexico due to disputes with the original Vitel Stockholders and resulting loss of operational control of the assets and operations of Vitel and OncBiomune Mexico. Accordingly, Vitel and Oncbiomune Mexico are now treated as a discontinued operation for all periods presented in accordance with ASC 205-20. This decision will enable the company to focus more of its efforts and resources on the Phase 2 clinical trial of Proscavax in the United States.

Pursuant to ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the business of the Oncbiomune Mexico and Vitel are now considered discontinued operations because of management’s decision of December 29, 2017.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

The assets and liabilities classified as discontinued operations in the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2017 and 2016 is set forth below.

	December 31, 2017	December 31, 2016
Assets:
Current assets:
Cash	$-	-
Total current assets	-	-
Total assets	$-	$-
Liabilities:
Current liabilities:
Accounts payable	$692,592	$-
Due to related parties	432	-
Payroll liabilities	1,972	-
Total current liabilities	694,996	-
Total liabilities	$694,996	$-

The summarized operating result of discontinued operations included in the Company’s consolidated statements of operations is as follows:

	Years Ended December 31,
	2017	2016
Revenues	$445,601	$-
Cost of revenues	255,866	-
Gross (loss) profit	189,735	-
Operating expenses:
Compensation expense	335,381	-
Professional fees	171,043	-
Impairment loss – goodwill and other intangibles	4,760,646	-
General and administrative expenses	235,188	-
Total operating expenses	5,502,258	-
Loss from operations	(5,312,523)	-
Other expense, net	(16,107)	-
Loss from discontinued operations	(5,328,630)	-
Loss from disposal of discontinued operations – impairment of tangible assets	(335,472)	-
Loss from discontinued operations, net of income taxes	$(5,664,102)	$-

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2017 and 2016, property and equipment consisted of the following:

	Useful Life	2017	2016
Leasehold improvements	5 Years	$23,976	$23,976
Furniture and equipment		715	-
		24,691	23,976
Less: accumulated depreciation		(18,049)	(14,372)
Property and equipment, net		$6,642	$9,604

For the years ended December 31, 2017 and 2016, depreciation and amortization expense amounted to $3,677 and $1,098, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

NOTE 5 – LINE OF CREDIT

In October 2014, the Company entered into a $100,000 revolving promissory note (the “Revolving Note”) with Regions Bank (the “Lender”). The unpaid principal balance of the Revolving Note is payable on demand and any unpaid principal and interest is payable due not later than October 27, 2017, is secured by deposits located at the Lender, and bears interest computed at a variable rate of interest which is equal to the Lender’s prime rate plus 1.7% (5.95% and 5.45% at December 31, 2017 and December 31, 2016, respectively). The Company will pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may, at any time or from time to time, prepay the Revolving Note in whole or in part without penalty. On November 16, 2017 the line of credit was fully paid off by the Company’s CEO and the liability was transferred to due to related parties on the accompanying consolidated balance sheets.

At December 31, 2017 and 2016, the Company had $0 and $99,741, respectively, in borrowings outstanding under the Revolving Note with $0 and $259, respectively, available for borrowing under such note. The weighted average interest rate during the years ended December 31, 2017 and 2016 was approximately 5.76% and 5.20%, respectively.

NOTE 6 – CONVERTIBLE DEBT

May 2016 Financing

On May 23, 2016, the Company entered into a $40,000 convertible promissory note (the “Convertible Note”) with Crown Bridge Partners, LLC (“Crown”). The unpaid principal and interest was payable no later than May 22, 2017 and bears interest computed at a rate of interest which is equal to 8.0% per annum. Crown was entitled, at their option, at any time after the issuance of the Convertible Note, to convert all or any lesser portion of the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to 58% multiplied by the “Market Price”, which is calculated as the lowest trading price, as defined, for the Company’s common stock during the twenty trading day period ending on the last complete trading day prior to the conversion date. The Company may prepay any amount outstanding under the Convertible Note by making a payment to Crown of an amount in cash equal to the principal amount multiplied by a prepayment penalty percentage. On November 23, 2016, the Company repaid this Convertible Note by paying the principal amount outstanding of $40,000, all accrued interest due, and a prepayment penalty aggregating $62,000. In connection with the repayment of this Convertible Note, the Company recorded a gain from extinguishment of debt of $44,625.

November 2016 Financing

On November 23, 2016, the Company entered into and closed on the transaction set forth in an Amended and Restated Securities Purchase Agreements (the “Securities Purchase Agreements”) it entered into with three institutional investors (the “Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Securities Purchase Agreement, the Company issued upon closing to the Purchasers for an aggregate subscription amount of $350,000: (i) 14.29% Original Issue Discount 10% Senior Secured Convertible Notes (the “November 2016 Notes”); and (ii) warrants (the “Warrants”) to purchase 2,333,334 shares of the Company’s common stock at an initial exercise price of $0.175 (subject to adjustments under certain conditions as defined in the Warrants) (see below for reduction of warrant exercise price) which are exercisable for a period of five years from November 23, 2016. The aggregate principal amount of the November 2016 Notes was $350,000 and the Company received $300,000 after giving effect to the original issue discount of $50,000. The November 2016 Notes bear interest at a rate equal to 10% per annum (which interest rate increased to 24% per annum upon the occurrence of an Event of Default (as defined in the November 2016 Notes)), had a maturity date of July 23, 2017 and were convertible (principal, and interest) at any time after the issuance date of the November 2016 Notes into shares of the Company’s Common Stock at an initial conversion price equal to $0.15 per share (subject to adjustment as provided in the Note) (see below for reduction of conversion price), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the November 2016 Notes shall be convertible and the Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the Common Stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The November 2016 Notes provide for two amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 120% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 125% of the applicable amortization payment. Due to non-payment of the November 2016 Notes, an event of default occurred and accordingly, the November 2016 Notes and Warrants are convertible and exercisable based on the default terms.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

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

The Company also increased the principal amount of these notes by $42,327 for other default charges and other expenses. This amount was charges to interest expense on the accompanying consolidated statement of operations.

The November 2016 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these November 2016 Notes, the Company sold stock at a share price of $0.075 per share then to $0.05 per share and then $0.01 per share. Accordingly, pursuant to these ratchet provisions, the conversion price on the November 2016 Notes were lowered to $0.05 per share then to $0.03 per share and then to $0.006 per share and the exercise price of the November 2016 Warrants was lowered to $0.006. Additionally, the total number of November 2016 Warrants were increased on a full ratchet basis from 2,333,334 warrants to 13,611,114 warrants (see Note 9). In September 2017, the Company issued 9,547,087 shares of its common stock upon the cashless exercise of 9,074,076 of these warrants (see Note 9). The remaining 4,537,038 warrants were then ratcheted to 22,685,192 warrants based on the new ratcheted down $0.006 per share exercise price.

June 2017 Financing

On June 2, 2017, the Company entered into a 2nd Securities Purchase Agreement (the “2nd Securities Purchase Agreement”) with the Purchasers for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the 2 nd Securities Purchase Agreement, the Company issued upon closing to the Purchasers for an aggregate subscription amount of $233,345: (i) 14.29% Original Issue Discount 10% Senior Secured Convertible Notes (the “June 2017 Notes”); and (ii) warrants (the “June 2017 Warrants”) to purchase 1,555,633 shares of the Company’s common stock, par value $0.001 per share at an initial exercise price of $0.175 (subject to adjustments under certain conditions as defined in the June 2017 Warrants) and exercisable for five years after the issuance date.

The aggregate principal amount of the June 2017 Notes is $233,345 and the Company received $200,000 after giving effect to the original issue discount of $33,345. The June 2017 Notes bear interest at a rate equal to 10% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the June 2017 Notes), have a maturity date of February 2, 2018 and are convertible (principal, and interest) at any time after the issuance date of issuance into shares of the Company’s common stock at an initial conversion price equal to $0.15 per share (subject to adjustment as provided in the June 2017 Notes), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the June 2017 Note shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The June 2017 Notes provide for three amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 120% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 125% of the applicable amortization payment.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

The June 2017 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these June 2017 Notes, the Company sold stock at a share price of $0.05 per share and then $.01 per share. Accordingly, pursuant to these ratchet provisions, the conversion price of the notes were lowered to $0.006 per shares and the exercise price of the June 2017 Warrants were lowered to $0.006 per share and the total number of June 2017 Warrants were increased on a full ratchet basis from 1,555,632 warrants to 45,372,600 warrants, an increase of 43,816,968 warrants (see Note 9).

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

The July 2017 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these July 2017 Notes, the Company sold stock at a share price of $0.05 per share and then at $0.01 per share. Accordingly, pursuant to these ratchet provisions, the conversion price of the notes were lowered to $0.006 per share and the exercise price of the July 2017 Warrants were lowered to $0.006 per share and the total number of July 2017 Warrants were increased on a full ratchet basis from 4,769,763 warrants to 79,496,050 warrants, an increase of 74,726,287 warrants (see Note 9).

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

DECEMBER 31, 2017 and 2016

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

From May 2017 to December, 2017, the Company issued 10,608,890 shares of its common stock upon the conversion of principal note balances of $408,454 and interest of $17,418.

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

In connection with the issuance of the November 2016 Notes and Warrants in November 2016, on the initial measurement date, the fair values of the embedded conversion option derivative and warrant derivative of $581,440 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Convertible Note of $36,000 and the Notes of $284,961, with the remainder of $260,479 charged to current period operations as initial derivative expense. In connection with the issuance of June 2017 and July 2017 Notes and Warrants, on the initial measurement date of the June 2017 and July 2017 Notes and Warrants, the fair values of the embedded conversion option and warrant derivatives of $1,203,940 was recorded as derivative liabilities, $730,700 was charged to current period operations as initial derivative expense, and $473,240 was recorded as a debt discount and was amortized into interest expense over the term of the Notes.

At the end of the period, the Company revalued the embedded conversion option and warrant derivative liabilities. In connection with these revaluations and the initial derivative expense, the Company recorded derivative expense of $12,238,036 and $146,141 for the year ended December 31, 2017 and 2016, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

During the year ended December 31, 2017 and 2016, the fair value of the derivative liabilities was estimated using the Binomial valuation model with the following assumptions:

	2017	2016
Dividend rate	0	0
Term (in years)	0.01 to 5.00 years	0.58 to 5.0 years
Volatility	127.8% to 189.8%	190.7% to 210.8%
Risk-free interest rate	1.03% to 2.20%	0.63% to 1.83%

At December 31, 2017 and December 31, 2016, the convertible debt consisted of the following:

	December 31, 2017	December 31, 2016
Principal amount	$840,757	$350,000
Less: unamortized debt discount	(154,374)	(295,312)
Convertible note payable, net	$686,383	$54,688

For the year ended December 31, 2017 and 2016, amortization of debt discounts related to this Convertible Note and the Notes amounted to $708,167 and $94,688, respectively, which has been included in interest expense on the accompanying consolidated statements of operations. The weighted average interest rate during the years ended December 31, 2017 and 2016 was approximately 15.4% and 9.0%, respectively.

NOTE 7 – LOANS PAYABLE

From June 2017 to December, 2017, the Company entered into loan agreements with several third parties (the “Loans”). Pursuant to the loan agreements, the Company borrowed an aggregate of $538,875. The Loans bear interest at an annual rate of 33.3% and are unsecured. Loans aggregating $139,125 were due on or before October 1, 2017 and are currently in default, and loans aggregating $399,750 were due on or before January 1, 2018 and are currently in default.

NOTE 8 – RELATED PARTY TRANSACTIONS

Due to related parties

From time to time, the Company receives advances from and repays such advances to the Company’s chief executive officer and chief financial officer for working capital purposes. Additionally, from time to time, the Company receives working capital advances from and made working capital advances to The Sallie Astor Burdine Breast Foundation (the “Foundation”), a not-for-profit foundation where the Company’s chief executive officer was a Board member until March 17, 2017. Furthermore, from time to time, Vitel’s General Manager of Global Operations and Vitel’s Chief Operations Officer, both of who are beneficial shareholders of the Company (together referred to as the Vitel Officers), paid expenses on behalf of the Company and the Company reimburses the Vitel Officers or these expenses. The advances are non-interest bearing and are payable on demand.

For the year ended December 31, 2017 and 2016, due to related party activity consisted of the following:

	Foundation	CEO	CFO	Vitel Officers	Total
Balance due from (to) related parties at December 31, 2015	$3,200	$5,900	$8,700	$-	$17,800
Working capital advances made	5,094	-	3,795	-	8,889
Working capital advances received	-	(55,500)	-	-	(55,500)
Repayments made	-	50,500	-	-	50,500
Amounts deemed uncollectible and expensed	(2,244)	-	-	-	(2,244)
Repayments received	(6,050)	(5,900)	(12,495)	-	(24,445)
Balance due to related parties at December 31, 2016	-	(5,000)	-	-	(5,000)
Working capital advances received	-	(161,602)	-	(6,444)	(168,046)
Repayments made	-	7,250	-	6,444	13,694
Payments made on line of credit on the Company’s behalf	-	(102,232)	-	-	(102,232)
Balance due to related parties at December 31, 2017	$-	$(261,584)	$-	$-	$(261,584)

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

Other

During the year ended December 31, 2017, the Company owed amounts to a company owned by the Vitel Officers for consulting services performed prior to March 10, 2017, the acquisition date of Vitel. In connection with the balances owed, during the period from March 10, 2017 (the acquisition date) to December 31, 2017, the Company paid interest expense of $6,078 to this company which was reclassified to loss from discontinued operations on the accompanying consolidated statements of operations and repaid all amounts due of $10,563. At December 31, 2017, the Company did not owe any balances to this company. Additionally, during the year ended December 31 2017, the Company paid $23,000 and $8,599 to this company owned by the Vitel Officers for consulting fees and for administrative fees, respectively which were reclassified to loss from discontinued operations on the accompanying consolidated statements of operations.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

The holders of Series A Preferred Stock shall have no special voting rights and their consent is not required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for the taking of any corporate action. On December 31, 2017 and 2016, there were 1,000,000 shares of the Company’s Series A Preferred Stock outstanding. Of these shares, 500,000 are held by our Chief Executive Officer and 500,000 shares are held by a former member of our Board of Directors.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

In March 2017, the Company issued 2,892,000 shares of Series B Preferred to Jonathan F. Head, Ph. D, the Company’s Chief Executive Officer and a member of the Board of Directors of the Company as provided for in the Contribution Agreement. The Series B preferred stock issued to Dr. Head and were determined to have nominal value of $289, or $.0001 per shares, and was recorded as compensation expense. In addition, in March 2017 the Company issued 5,000,000 shares of Series B Preferred to Banco Actinver for the benefit of the Vitel Stockholders as partial consideration in the exchange for 100% of the issued and outstanding capital stock of Vitel. (See Note 3). The 5,000,000 shares of Series B preferred stock primarily gives the holder voting rights and were determined to have nominal value of $500, or $.0001 per shares. As of December 31, 2017, there are 7,892,000 shares of Series B Preferred issued and outstanding.

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

On May 13, 2016, the Company entered into a six-month consulting agreement for business development services, Pursuant to the agreement, the Company shall pay the consultant a monthly fee of $4,000 beginning on May 15, 2016 and, thereafter, on the fifteenth day of each month. In addition, the Company issued the consultant and/or its affiliates 200,000 shares of the Company’s common stock. The common shares were valued at the most recent quoted trading price of $0.34 per share or $68,000. In connection with these shares, the Company recorded stock-based consulting expense of $68,000 which was amortized over the service period. If the Company chooses to extend the agreement, the Company shall pay the consultant a monthly fee of $7,500 beginning on November 15, 2016 and, thereafter, on the first of each month and the Company shall issue to the consultant 100,000 Shares of the Company’s common stock. Beginning November 2016, the Company negotiated the monthly cash fee to $5,000 per month and is currently negotiating the number shares issuable. As of December 31, 2017 ads 2016, the shares had not been issued and the Company valued such shares issuable on the grant date of November 15, 2016 based on the quoted fair market value of shares issuable of $0.153 per common share and recorded consulting fees of $15,300 and accrued liabilities of $15,300.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

In connection with the Purchase Agreement, in 2015, the Company issued as a commitment fee to Lincoln Park 1,000,000 shares of Common Stock. Lincoln Park represented to the Company, among other things, that it was an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”)), and the Company sold the securities in reliance upon an exemption from registration contained in Section 4(a)(2) under the Securities Act. The securities sold may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

During the year ended December 31, 2017, pursuant to the Purchase Agreement, the Company issued 2,000,000 shares of its common stock to Lincoln Park for net cash proceeds of $407,787.

Common stock issued for debt conversion

From May 2017 to December, 2017, the Company issued 10,608,890 shares of its common stock upon the conversion of principal note balances of $410,514 and interest of $15,358 (see Note 6).

Common stock issued for cash

During the year ended December 31, 2016, pursuant to stock subscription agreements, the Company issued 102,341 shares of its common stock to investors for cash proceeds of $51,926.

During the year ended December 31, 2016, pursuant to unit subscription agreements, the Company issued 1,937,696 shares of its common stock and 968,844 five-year warrants to purchase common shares for $0.30 per common share to investors for cash proceeds of $279,462 and a subscription receivable of $11,190 which was collected prior to issuance of the report dated December 31, 2016.

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

From October 1, 2017 to December 31, 2017, pursuant to unit subscription agreements, the Company issued 16,491,265 shares of its unregistered common stock to investors for cash proceeds of $164,713 and a subscription receivable of $200 or $0.01 per share.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

Warrants

The November 2016 Warrants include a down-round provision under which the exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these November 2016 Warrants, the Company sold stock at a share price of $0.075 per share, $0.05 per share and $0.01 per share. Accordingly, pursuant to these ratchet provisions, the exercise price of the November 2016 Warrants was lowered to $0.006. Additionally, the total number of November 2016 Warrants were increased on a full ratchet basis from 2,333,334 warrants to 13,611,114 warrants (see Note 6). In September 2017, the Company issued 9,547,087 shares of its common stock upon the cashless exercise of 9,074,076 of these warrants (see Note 6). The remaining 4,537,038 warrants were then ratcheted to 22,685,192 warrants based on the new ratcheted down $0.006 per share exercise price. Upon the cashless exercise of these warrants, the Company valued such warrants using the Binomial valuation model and calculated a fair value of $667,926 which was recorded as a reduction of derivative liabilities and as debt settlement income.

On June 2, 2017, in connection with the 2nd Securities Purchase Agreement (see Note 6), the Company issued the June 2017 Warrants to purchase 1,555,633 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.175 (subject to adjustments under certain conditions as defined in the June 2017 Warrants). The June 2017 Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these June 2017 Notes, the Company sold stock at a share price of $0.05 per share and $0.01 per share. Accordingly, pursuant to these ratchet provisions, the exercise price of the June 2017 Warrants were lowered to $0.006 per share and the total number of June 2017 Warrants were increased on a full ratchet basis from 1,555,632 warrants to 45,372,600 warrants, an increase of 43,816,968 warrants (see Note 6).

On July 26, 2017, in connection with the 3rd Securities Purchase Agreement (see Note 6), the Company issued the July 2017 Warrants to purchase 4,769,763 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.10 (subject to adjustments under certain conditions as defined in the July 2017 Warrants). The July 2017 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these July 2017 Notes, the Company sold stock at a share price of $0.05 per share and $0.01 per share. Accordingly, pursuant to these ratchet provisions, the exercise price of the July 2017 Warrants were lowered to $0.006 per share and the total number of July 2017 Warrants were increased on a full ratchet basis from 4,769,763 warrants to 79,496,050 warrants, an increase of 74,726,287 warrants.

Warrant activities for the years ended December 31, 2017 and 2016 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2015	2,694	69.60
Granted	3,302,178	0.21
Balance Outstanding December 31, 2016	3,304,872	$0.27	4.82	0
Issued on a full ratcheted basis	147,969,189	0.006
Issued in connection with financings	10,951,974	0.17
Exercised	(9,074,076)	0.03
Balance Outstanding December 31, 2017	153,151,959	$0.02	4.41	$5,754,600
Exercisable, December 31, 2017	153,151,959	$0.02	4.41	$5,754,600

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 203.4%; risk-free interest rate of 1.93%; and, an estimated holding period of 6 years. In connection with these options, the Company valued these options at a fair value of $293,598 and will record stock-based compensation expense over the vesting period. During the year ended December 31, 2017, the Company recorded stock-based compensation expense of $214,082 related to these options.

At December 31, 2017, there were 4,000,000 options outstanding and 1,333,334 options vested and exercisable. As of December 31, 2017, there was $79,516 of unvested stock-based compensation expense to be recognized through December 2026. The aggregate intrinsic value at December 31, 2017 was approximately $0 and was calculated based on the difference between the quoted share price on December 31, 2017 and the exercise price of the underlying options.

Stock option activities for the year ended December 31, 2017 are summarized as follows:

	Number of Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2016	-	$-
Granted	4,000,000	0.25
Balance Outstanding December 31, 2017	4,000,000	$0.25	9.19	$0
Exercisable, December 31, 2017	1,333,334	$0.25	9.19	$0

NOTE 10 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2017 and 2016 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

On December 22, 2017, the United States signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current federal income tax rate to 21% from 34%. The rate reduction is effective January 1, 2018, and is permanent.

The Act has caused the Company’s deferred income taxes to be revalued. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Pursuant to the guidance within SEC Staff Accounting Bulletin No. 118 (“SAB 118”), as of December 31, 2017, the Company recognized the provisional effects of the enactment of the Act for which measurement could be reasonably estimated. Since the Company has provided a full valuation allowance against its deferred tax assets, the revaluation of the deferred tax assets did not have a material impact on any period presented. The ultimate impact of the Act may differ from these estimates due to the Company’s continued analysis or further regulatory guidance that may be issued as a result of the Act.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2017 and 2016 were as follows:

	Years Ended December 31,
	2017	2016
Income tax benefit at U.S. statutory rate of 34%	$(6,974,000)	$(685,000)
Income tax benefit – state	(1,641,000)	(161,000)
Non-deductible expenses	7,570,000	112,000
Effect of change in U.S. effective rate to 21%	324,000	-
Change in valuation allowance	721,000	734,000
Total provision for income tax	$-	$-

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

The Company’s approximate net deferred tax asset as of December 31, 2017 and 2016 was as follows:

Deferred Tax Asset:	December 31, 2017	December 31, 2016
Net operating loss carryforward	$1,486,000	$1,107,000
Total deferred tax asset	1,486,000	1,107,000
Less: valuation allowance	(1,486,000)	(1,107,000)
Net deferred tax asset	$-	$-

The net operating loss carryforward in the United States was approximately $5,125,000 and $945,000 at December 31, 2017, respectively. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2017 and 2016 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the valuation allowance was $1,045,000 in 2017. As a result of the reduction of the federal corporate income tax rate, the Company reduced the cumulative value of its net deferred tax asset by $666,000 which was recorded as a corresponding reduction to the valuation allowance during the fourth quarter of 2017. The potential tax benefit arising from the loss carryforward will expire in 2037.

The Company had incurred a loss from discontinued operations of $5,664,102 for the year ended December 31, 2017. Such loss is attributable to the Company’s Mexico operations. Management believes there will be no tax benefit from such loss and accordingly, no deferred tax asset and corresponding valuation reserve has been provided for at December 31, 2017.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership changes that could occurred in 2017 and may occur in the future. The Company has not conducted a study to determine the limitations on the utilization of these net operating loss carryforwards. If necessary, the deferred tax assets will be reduced by any carryforward that may not be utilized or expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2017 and 2016 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 11 – COMMITMENTS AND CONTINCENGIES

Lease

Effective September 1, 2015, the Company leases its facilities under non-cancelable operating leases. The Company has the right to renew certain facility leases for an additional five years. Rent expense was $47,846 and $44,857 for the years ended December 31, 2017 and 2016, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2017 are as follows:

Years ending December 31,	Amount
2019	38,400
2020	25,600
Total minimum non-cancelable operating lease payments	$64,000

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

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

The above executives shall be eligible for an annual target bonus payment in an amount equal to ten percent of his base salary (“Bonus”). The Bonus is determined based on the achievement of certain performance objectives of the Company as established by the Board of Directors. The Bonus may be greater or less than the target Bonus, based on the level of achievement of the applicable performance objectives

On March 10, 2017, the non-management members of the Board of Directors determined that it was in the best interests of the Company to reward the Company’s chief executive officer and chief financial officer of the Company by amending their employment agreements and awarding them stock options in order to provide incentives to retain and motivate them in their roles with the Company. The Company amended each of the February 2, 2016 employment agreements of the Company’s chief executive officer and chief financial officer to extend the term to March 9, 2020 and to provide for 100% vesting of any unvested portion of any outstanding equity, or equity-based award granted to them by the Company upon termination of their respective employment agreements without cause, as a result of a breach of the agreement by the Company or upon their respective death or disability.

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

In December 2017, Messrs. Cosme and Alaman terminated their respective employment agreements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

The Company is a guarantor of Vitel’s obligations under the Vitel Employment Agreements. The Vitel Employment Agreements do not represent additional purchase consideration.

Future minimum commitment payments under continuing employment agreements at December 31, 2017 are as follows:

Years ending December 31,	Amount
2018	475,000
2019	39,600
Total minimum commitment employment agreement payments	$514,600

NOTE 12 - SUBSEQUENT EVENTS

Financings

January 2018 Financing

On January 29, 2018, the Company entered into and closed on a 4th Securities Purchase Agreement (the “4th Securities Purchase Agreement”) with three institutional investors (the “Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the 4th Securities Purchase Agreement, the Company issued upon closing to the Purchasers for an aggregate subscription amount of $333,333: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,333 (the “January 2018 Notes”); and (ii) 5 year warrants (the “January 2018 Warrants”) to purchase 8,333,333 shares of the Company’s common stock par value $0.001 per share at an exercise price of $0.04 per share (subject to adjustments under certain conditions as defined in the Warrants). The closing under the 4th Securities Purchase Agreement occurred on January 29, 2018. The aggregate principal amount of the January 2018 Notes is $333,333 and the Company received $295,000 after giving effect to the original issue discount of $33,333 and offering costs of $5,000. These Notes bear interest at a rate equal to 5% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the Notes)), have a maturity date of September 29, 2018 and are convertible (principal, and interest) at any time after the issuance date of these Notes into shares of the Company’s Common Stock at a conversion price equal to $0.03 per share (subject to adjustment as provided in the Note), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the January 2018 Notes shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the Common Stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”) and the exercise price of the January 2018 Warrants shall be 60% of the Default Conversion Price.

These Notes provide for three amortization payments on the six-month, seven-month and eight-month anniversary of the original issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 110% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 115% of the applicable amortization payment. These Notes may be prepaid at any time until the 180th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the five months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the Notes and accrued and unpaid interest during the six month following the Original Issue Date. In order to prepay these Notes, the Company shall provide 20 Trading Days prior written notice to the Purchaser, during which time the Purchaser may convert the Notes in whole or in part at the Conversion Price.

March 2018 Financing

On March 13, 2018, the Company entered into a 5th Securities Purchase Agreement (the “5th Securities Purchase Agreement”) securities with three institutional investors for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Purchase Agreement, the Company issued for an aggregate subscription amount of $333,333: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,333 (the “Notes”) and (ii) warrants (the “Warrants”) to purchase an aggregate of 12,350,000 shares of the Company’s common stock at an exercise price of $0.04 per share. The aggregate principal amount of the Notes is $333,333 and as of the date the Company received $61,000 after giving effect to the original issue discount of $33,333 and offering costs of $10,000 which are treated as a debt discount, the payment of legal and accounting fees of $29,000 not related to these Notes, and the funding of an escrow account held by the escrows agent of $200,000. The Notes bear interest at a rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the Notes)), shall mature eight months from issuance and the principal and interest are convertible at any time at a conversion price equal to $0.02 per share (subject to adjustment as provided in the Notes); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the Notes shall be convertible at 60% of the lowest closing price during the prior twenty trading days.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

The Notes provide for amortization payments on each of the six-month anniversary of the issue date, seven-month anniversary of the issue date and on the maturity date with each amortization payment being one third of the total outstanding principal and all interest accrued as of the payment date. If the six-month amortization payment is made in cash then the Company shall pay the holder 110% of the applicable amortization payment and if the seven-month or the maturity date amortization payments are made in cash then the Company shall pay the holder 115% of the applicable amortization payment. The holder may elect at its option to receive the amortization payments in common stock subject to certain equity conditions.

The Notes may be prepaid at any time until the 180th day following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest through the five month anniversary of the issue date, and (ii) 120% of outstanding principal balance of the Notes and accrued and unpaid interest from the fifth month anniversary of the issue date through the six month anniversary of the issue date. In order to prepay the Notes, the Company shall provide 20 trading days prior written notice to the holders, during which time a holder may convert its Note in whole or in part at the conversion price.

The Notes contain certain adjustment provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. The conversion price is also subject to adjustment if we issue or sell shares of our common stock for a consideration per share less than the conversion price then in effect. In addition, subject to limited exceptions, a holder will not have the right to convert any portion of its Note if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to its conversion. The holder may increase or decrease this ownership limitation to any percentage not exceeding 9.99% upon 61 days prior written notice to us.

The initial exercise price of the Warrants is $0.04 per share, subject to adjustment as described below, and the Warrants are exercisable for five years after the issuance date. The Warrants are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the Warrants. The exercise price of the Warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the Warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the Warrant.

The Notes contain certain adjustment provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. The conversion price is also subject to adjustment if we issue or sell shares of our common stock for a consideration per share less than the conversion price then in effect. In addition, subject to limited exceptions, a holder will not have the right to convert any portion of its Note if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to its conversion. The holder may increase or decrease this ownership limitation to any percentage not exceeding 9.99% upon 61 days prior written notice.

In connection with the issuance of the January 2018 Notes and Warrants, the Company determined that the terms of these Note and Warrants contain terms that included a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments and the Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives and Warrants were determined using the Binomial valuation model. At the end of each period, on the date that debt was converted into common shares, and on the date of a cashless exercise of warrants, the Company revalued the embedded conversion option and warrants derivative liabilities.

In connection with the issuance of the January 2018 Notes and Warrants in January 2018, on the initial measurement date, the fair values of the embedded conversion option derivative and warrant derivative of $356,011 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Convertible Note of $295,000, with the remainder of $61,011 charged to current period operations as initial derivative expense.

Escrow Agreement

$200,000 of the aggregate subscription amount of the March 2018 financing shall be held in escrow and released upon the upon the satisfaction of certain conditions or waiver thereof by all of the investors, including: (i) the Company shall have filed its annual report for the fiscal year ending December 31, 2017 on or prior to April 17, 2018, (ii) the Company shall have sold or otherwise disposed of its subsidiaries Vitel and Oncbiomune México, S.A. De C.V. and reserved an aggregate of 46,158,013 shares currently held by Vitel principals for the benefit of the investors and (iii) the Company shall at all times be in full compliance with the conditions set forth in Rule 144(i)(2).

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 and 2016

Ancillary Agreements

In connection with the Company’s obligations under the Notes, the Company and its subsidiary OncBioMune, Inc. entered into a security agreement with Calvary Fund I LP, as agent, pursuant to which the Company and the Subsidiary granted a lien on all assets of the Company and the Subsidiary, for the benefit of the holders, to secure the Company’s obligations under the Notes. The Company also entered into a pledge agreement with Cavalry and the Subsidiary executed a subsidiary guaranty. Upon an Event of Default (as defined in the Notes), the holders may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

Additional Purchaser Rights and Company Obligations

The Purchase Agreement also requires the Company to pay counsel for the holders $10,000, satisfy the current public information requirements under SEC Rule 144(c), refrain from issuing securities for a period of 30 days from closing and provides the holders with rights of participation in future financings for a period of 12 months from the closing.

Termination of October 20, 2015 Agreements

On March 13, 2018, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a termination agreement (the “Termination Agreement”) pursuant to which the parties terminated (i) the purchase agreement between them dated October 20, 2015 (the “Equity Line Agreement”) that provided the Company the right to sell to Lincoln Park, at its sole discretion, up to $10,100,000 of the Company’s common stock and (ii) the related registration rights agreement pursuant to which the Company had agreed to file a registration statement with the Securities and Exchange Commission covering the shares issuable under the Equity Line Agreement and related share issuances.

Shares issued upon conversion of debt

From January 1, 2018 to May 31, 2018, the Company issued 34,379,512 shares upon conversion of debt of $249,359, accrued interest of $36,016 and for default interest and penalties of $55,890.

Shares issued for cash

In January 2018, pursuant to a unit subscription agreement, the Company issued 600,000 shares of its unregistered common stock to an investor for cash proceeds of $6,000, or $0.01 per share.

Shares issued for cashless exercise of warrants

During January and February 2018, the Company issued 18,429,093 shares of its common stock upon the cashless exercise of 25,357,414 of these warrants.

Grant of stock options

On May 8, 2018, the Company granted an aggregate of 17,500,000 stock options to purchase 17,500,000 shares of the Company’s common stock at $0.0135 per share as follows: 15,000,000 options were granted to officers and directors of the Company, 500,000 options were granted to an employee, and 2,000,000 option to the Company’s scientific advisory board. These options vest in one year from the grant date and expire on May 8, 2028. The fair value of these option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 243%; risk-free interest rate of 2.81%; and, an estimated term based on the simplified method of 5.5 years. In connection with these options, the Company valued these options at a fair value of approximately $233,000 and will record stock-based compensation expense over the vesting term.

