Form 10-Q
period 2018-03-31
OncBioMune Pharmaceuticals, Inc
filed 2018-06-19
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 223,744,842 shares as of June 19, 2018.

ONCBIOMUNE PHARMACEUTICALS, INC.

Form 10-Q

March 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$2,068	$1,431
Prepaid expenses and other current assets	240,773	12,686

Total Current Assets	242,841	14,117

OTHER ASSETS:
Property and equipment, net	6,057	6,642
Security deposit	6,400	6,400

Total Assets	$255,298	$27,159

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible debt, net	$714,522	$686,383
Notes payable	538,875	538,875
Accounts payable	369,275	378,227
Accrued liabilities	384,223	309,312
Derivative liabilities	2,441,921	11,966,760
Liabilities of discontinued operations	678,373	694,996
Due to related parties	300,099	261,584

Total Current Liabilities	5,427,288	14,836,137

Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 20,000,000 authorized;
Series A Preferred stock ($0.0001 par value; 1,000,000 shares authorized; 1,000,000 issued and outstanding at March 31, 2018 and December 31, 2017)	100	100
Series B Preferred stock ($0.0001 par value; 7,892,000 shares authorized; 7,892,000 issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	789	789
Common stock: $.0001 par value, 500,000,000 shares authorized; 217,815,339 and 170,336,237 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	21,781	17,034
Additional paid-in capital	9,173,467	8,803,904
Accumulated deficit	(14,338,049)	(23,655,989)
Accumulated other comprehensive (loss) income	(30,078)	25,184

Total Stockholders’ Deficit	(5,171,990)	(14,808,978)

Total Liabilities and Stockholders’ Deficit	$255,298	$27,159

See accompanying notes to unaudited condensed consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

REVENUES	$-	$-

OPERATING EXPENSES:
Professional fees	177,097	412,259
Compensation expense	169,299	269,521
Research and development expense	56,879	31,914
General and administrative expenses	42,771	63,075

Total Operating Expenses	446,046	776,769

LOSS FROM OPERATIONS	(446,046)	(776,769)

OTHER INCOME (EXPENSE):
Interest expense	(402,517)	(139,880)
Derivative income (expense)	9,477,478	(1,814,233)
Gain on debt extinguishment	617,140	-
Loss on foreign currency transactions	-	(2,265)

Total Other Income (Expense)	9,692,101	(1,956,378)

INCOME (LOSS) FROM CONTINUING OPERATIONS	9,246,055	(2,733,147)

DISCONTINUTED OPERATIONS:
Income (loss) from discontinued operations	71,885	(49,501)
Loss from disposal of discontinued operations	-	-

Total Income (Loss) from Discontinued Operations	71,885	(49,501)

NET INCOME (LOSS)	$9,317,940	$(2,782,648)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$9,317,940	$(2,782,648)

Other comprehensive loss:
Unrealized foreign currency translation loss	(55,262)	(3,872)

Comprehensive income (loss)	$9,262,678	$(2,786,520)

NET INCOME (LOSS) PER COMMON SHARE - Basic:
Continuing operations - basic	$0.05	$(0.03)
Discontinued operations - basic	0.00	-

Net income (loss) per common share - basic	$0.05	$(0.03)

NET INCOME (LOSS) PER COMMON SHARE - Diluted:
Continuing operations - diluted	$(0.00)	$(0.03)
Discontinued operations - diluted	0.00	-

Net income (loss) per common share - diluted	$(0.00)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	176,883,491	79,639,827
Diluted	500,420,603	79,639,827

See accompanying notes to unaudited condensed consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,317,940	$(2,782,648)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	585	1,923
Stock-based compensation	32,621	115,522
Amortization of debt discount	257,277	131,249
Derivative (income) expense	(9,477,478)	1,814,233
Gain on debt extinguishment	(617,140)	-
Change in operating assets and liabilities:
Assets of discontinued operations	-	20,713
Prepaid expenses and other current assets	(28,087)	15,456
Accounts payable	(8,952)	18,734
Liabilities of discontinued operations	(71,885)	(26,773)
Accrued liabilities	161,241	20,749

NET CASH USED IN OPERATING ACTIVITIES	(433,878)	(670,842)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(715)
Cash received in acquisition	-	39,144

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	38,429

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances, net	38,515	965
Decrease in bank overdraft	-	(812)
Payments to line of credit	-	(533)
Proceeds from convertible debt	466,666	-
Debt issue costs paid	(76,666)	-
Proceeds from sale of common stock and subscription receivable	6,000	772,035

NET CASH PROVIDED BY FINANCING ACTIVITIES	434,515	771,655

NET INCREASE IN CASH	637	139,242

Effect of exchange rate changes on cash	-	3,305

CASH, beginning of period	1,431	-

CASH, end of period	$2,068	$142,547

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$62,141	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Sale of common stock for subscription receivable	$-	$25,237
Issuance of common stock for convertible debt and interest	$335,689	$-
Increase in debt discount and derivative liabilities	$569,779	$-

Liabilities assumed in acquisition	$-	$433,947
Less: assets acquired in acquisition	-	325,702
Net liabilities assumed	-	108,245
Fair value of shares for acquisition	-	4,587,351
Increase in intangible assets	$-	$4,695,596

See accompanying notes to unaudited condensed consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the years ended December 31, 2017 and 2016 of the Company which were included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on May 31, 2018.

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying unaudited condensed consolidated financial statements, the Company had net loss from operations of $446,046 and $776,769 for the three months ended March 31, 2018 and 2017, respectively. The net cash used in operations were $433,878 and $670,842 for the three months ended March 31, 2018 and 2017, respectively. Additionally, the Company had an accumulated deficit of $14,338,049 and $23,655,989 at March 31, 2018 and December 31, 2017, respectively, had a working capital deficit of $5,184,447 at March 31, 2018, had no revenues from continuing operations since inception, and is currently in default on certain convertible debt instruments. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending December 31, 2018. The Company will seek to raise capital through additional debt and/or equity financings to fund its operations in the future.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three months ended March 31, 2018 and 2017 include the valuation of assets and liabilities of discontinued operations, useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation of derivative liabilities, and the fair value of assets acquired and liabilities assumed in the business acquisition.

Concentrations

Generally, the Company relies on one vendor as a single source of raw materials to produce certain components of its cancer treatment products. Any production shortfall that impairs the supply of the antigen in ProscaVax to the Company could have a material adverse effect on the Company’s business, financial condition and results of operations. If the Company is unable to obtain a sufficient quantity of antigen, there could be a substantial delay in successfully developing a second source supplier.

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

	At March 31, 2018			At December 31, 2017
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$2,441,921	—	—	11,966,760

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at December 31, 2017	$11,966,760
Initial valuation of derivative liabilities included in debt discount	569,779
Initial valuation of derivative liabilities included in derivative income (expense)	57,747
Reclassification of derivative liabilities to gain on debt extinguishment	(203,048)
Reclassification of derivative liabilities to gain on debt extinguishment upon cashless exercise of warrants	(414,092)
Change in fair value included in derivative income (expense)	(9,535,225)
Balance at March 31, 2018	$2,441,921

ASC 825-10 “Financial Instruments” , allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At March 31, 2018 and December 31, 2017, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of March 31, 2018 and December 31, 2017. The Company has not experienced any losses in such accounts through March 31, 2018.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the three months ended March 31, 218 and 217, the Company did not record any impairment loss.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Basic and diluted loss per share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock warrants (using the treasury stock method) and shares issuable for convertible debt (using the as-if converted method). These common stock equivalents may be dilutive in the future. Potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	March 31, 2018	March 31, 2017
Stock warrants	59,395,910	10,475,895
Convertible debt	126,344,108	4,666,667
Stock options	4,000,000	4,000,000

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended March 31,
	2018	2017
Income (loss) per common share - basic:
Income (loss) from continuing operations	$9,246,055	$(2,733,147)
Income (loss) from discontinued operations	71,885	(49,501)
Net income (loss)	$9,317,940	$(2,782,648)
Weighted average common shares outstanding - basic	176,883,491	79,639,827
Net income (loss) per common share – basic:
From continuing operations	$0.05	(0.03)
From discontinued operations	0.00	(0.00)
Net income (loss) per common share - basic	$0.05	$(0.03)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$9,246,055	$(2,733,147)
Add: interest of convertible debt	301,720	-
Less: derivative income and debt settlement income	(10,094,618)	-
Numerator for loss from continuing operations per common share - diluted	(546,843)	(2,733,147)
Numerator for income (loss) from discontinuing operations per common share - diluted	71,885	(49,501)
Net loss per common share – diluted	$(474,958)	$(2,782,648)

Weighted average common shares outstanding - basic	176,883,491	79,639,827
Effect of dilutive securities:
Stock options and warrants	79,015,603	-
Convertible notes payable	126,344,108	-
Weighted average common shares outstanding – diluted	500,420,603	79,639,827
Net loss per common share – diluted:
From continuing operations	$(0.00)	(0.03)
From discontinued operations	(0.00)	(0.00)
Net loss per common share - diluted	$(0.00)	$(0.03)

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2018 and December 31, 2017, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2011. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of March 31, 2018.

Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred. For the three months ended March 31, 2018 and 2017, research and development costs were $56,879 and $31,914, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

Asset and liability accounts at March 31, 2018 were translated at 18.1887 Pesos to $1.00, which was the exchange rates on the balance sheet date. Equity accounts were translated at their historical rate. The average translation rates applied to the statements of operations for the three months ended March 31, 2018 was 18.5493 Pesos to $1.00. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

March 31, 2018

(Unaudited)

NOTE 3 – DISCONTINUED OPERATIONS OF VITEL AND ONCBIOMUNE MEXICO

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

The assets and liabilities classified as discontinued operations in the Company’s consolidated financial statements as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 is set forth below.

	March 31, 2018	December 31, 2017
Assets:
Current assets:
Cash	$-	-
Total current assets	-	-
Total assets	$-	$-
Liabilities:
Current liabilities:
Accounts payable	$678,373	$692,592
Due to related parties	-	432
Payroll liabilities	-	1,972
Total current liabilities	678,373	694,996
Total liabilities	$678,373	$694,996

The summarized operating result of discontinued operations included in the Company’s consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2018	2017
Revenues	$100,058	$14,391
Cost of revenues	56,576	10,588
Gross (loss) profit	43,482	3,803
Operating expenses:
Professional fees	863	2,130
Consulting – related party	-	20,975
Recovery of impairment loss	(56,485)	-
General and administrative expenses – related party	-	7,842
Compensation expense	8,040	-
General and administrative expenses	19,577	18,828
Total operating expenses	(28,005)	49,775
Income (loss) from operations	71,487	(45,972)
Other income (expense), net	398	(3,529)
Income (loss) from discontinued operations, net of income taxes	$71,885	$(49,501)

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 4 – CONVERTIBLE DEBT

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

On May 23, 2017, in connection with the November 2016 Notes, the Company entered into forbearance agreements (the “Forbearance Agreements”) with the Purchases whereby the Purchasers waived any event of default, as defined in the November 2016 Notes. The Company failed to make a payment on May 23, 2017 to each of the Holders as required pursuant to the November 2016 Notes which resulted in an event of default under such Notes. As of result of the event of default, the aggregate amount owing under the November 2016 Notes as of May 23, 2017 was increased to $509,135 with such amount including a mandatory default amount of $141,299 and accrued interest of $17,836 resulting in debt settlement expense of $141,299 which was recorded in May 2017. The Forbearance Agreement also provides for the Holders to forbear their right to demand an immediate cash payment of the principal amount due plus accrued interest as a result of the Company’s failure to satisfy its payment obligations to the Holder on May 23, 2017 so long as the Company complies with its other obligations under the November 2016 Notes and the other transaction documents. The Forbearance Agreements did not waive the default interest rate of 24%. In consideration therefore, and as currently set forth in the November 2016 Notes, the Holders shall be entitled to convert such notes from time to time at their discretion in accordance with the terms of the November 2016 Notes and the November 2016 Notes shall not be subject to repayment unless agreed to by the Holder of such Note. In connection with the Forbearance Agreement, in May 2017, the Company increased the principal balance of the November 2016 Notes by $159,135, reduced accrued interest payable by $17,836, and recorded debt settlement expense of $141,299.

In 2017, the Company also increased the principal amount of these notes by $42,327 for other default charges and other expenses.

The November 2016 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these November 2016 Notes, the Company sold stock at a share price of $0.075 per share then to $0.05 per share and then $0.01 per share. Accordingly, pursuant to these ratchet provisions, the conversion price on the November 2016 Notes were lowered to $0.05 per share then to $0.03 per share and then to $0.006 per share and the exercise price of the November 2016 Warrants was lowered to $0.006. Additionally, the total number of November 2016 Warrants were increased on a full ratchet basis from 2,333,334 warrants to 13,611,114 warrants (see Note 7). In September 2017, the Company issued 9,547,087 shares of its common stock upon the cashless exercise of 9,074,076 of these warrants (see Note 7). The remaining 4,537,038 warrants were then ratcheted to 22,685,192 warrants based on the new ratcheted down $0.006 per share exercise price.

June 2017 Financing

On June 2, 2017, the Company entered into a 2nd Securities Purchase Agreement (the “2nd Securities Purchase Agreement”) with the Purchasers for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the 2nd Securities Purchase Agreement, the Company issued upon closing to the Purchasers for an aggregate subscription amount of $233,345: (i) 14.29% Original Issue Discount 10% Senior Secured Convertible Notes (the “June 2017 Notes”); and (ii) warrants (the “June 2017 Warrants”) to purchase 1,555,633shares of the Company’s common stock, par value $0.001 per share at an initial exercise price of $0.175 (subject to adjustments under certain conditions as defined in the June 2017 Warrants) and exercisable for five years after the issuance date.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

The July 2017 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these July 2017 Notes, the Company sold stock at a share price of $0.05 per share and then at $0.01 per share. Accordingly, pursuant to these ratchet provisions, the conversion price of the notes were lowered to $0.006 per share and the exercise price of the July 2017 Warrants were lowered to $0.006 per share and the total number of July 2017 Warrants were increased on a full ratchet basis from 4,769,763 warrants to 79,496,050 warrants, an increase of 74,726,287 warrants (see Note 7).

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

March 31, 2018

(Unaudited)

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

The November 2016 Notes, June 2017 Notes, July 2017, January 2018 and March 2018 Notes contain certain covenants, such as restrictions on the incurrence of indebtedness, creation of liens, payment of restricted payments, redemptions, payment of cash dividends and the transfer of assets. These Notes also contains certain adjustment provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. The conversion price is also subject to adjustment if the Company issues or sells shares of its common stock for a consideration per share less than the conversion price then in effect, or issue options, warrants or other securities convertible or exchange for shares of its common stock at a conversion or exercise price less than the conversion price of these Notes then in effect. If either of these events should occur, the conversion price is reduced to the lowest price at which these securities were issued or are exercisable. The Company granted the Purchasers certain rights of first refusal on future offerings by the Company for as long as the Purchasers hold these Notes. In addition, subject to limited exceptions, the Purchasers will not have the right to convert any portion of these Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The Purchaser may increase or decrease this ownership limitation to any percentage not exceeding 9.99% upon 61 days prior written notice to the Company.

The November 2016, June 2017, July 2017, January 2018 and March 2018 Warrants are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the Warrants. The exercise price of these Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of these Warrants are also subject to full ratchet price adjustment if the Company sells or grants any option to purchase, sells or re-prices any common stock or common stock equivalents, as defined, at an exercise price lower than the then-current exercise price of these Warrants with the exception for certain exempted issuances and subject to certain limitations on the reduction of the exercise price as provided in the Warrants. In the event of a fundamental transaction, as described in these Warrants and generally including any reorganization, recapitalization or reclassification of the Common Stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the outstanding Common Stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the outstanding Common Stock, the holders of these Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised these Warrants immediately prior to such fundamental transaction; provided that upon the occurrence of certain fundamental transactions, the holder can require the Company to purchase these Warrants for cash at a price equal to the higher of the Black Scholes Value of the unexercised portion of these Warrants or difference between the cash per share paid in the fundamental transaction and the exercise price per share. The holders of these Warrants will not have the right to exercise any portion of these Warrants if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of these Warrants.

In connection with the Company’s obligations under the November 2016, June 2017, July 2017, January 2018 and March 2018 Notes, the Company entered into a Security Agreement, Pledge Agreement and Subsidiary Guaranty with Calvary Fund I LP, as agent, pursuant to which the Company granted a lien on all assets of the Company (the “Collateral”) excluding permitted indebtedness which included a first lien held by Regions Bank in connection with the $100,000 revolving promissory note entered into with Regions Bank in October 2014, for the benefit of the Purchasers, to secure the Company’s obligations under the Notes. Upon an Event of Default (as defined in the related Notes), the Purchasers may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

During the three months ended March 31, 2018, the Company issued 28,450,009 shares of its common stock upon the conversion of principal note balances of $249,359 and accrued interest and penalties of $86,330.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Derivative liabilities pursuant to Notes and Warrants

In connection with the issuance of the November 2016, June 2017, July 2017, January 2018 and March 2018 Notes and Warrants, the Company determined that the terms of these Note and Warrants contain terms that included a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of FASB ASC Topic No. 815-40, “Derivatives and Hedging – Contracts in an Entity’s Own Stock”, the embedded conversion option contained in the convertible instruments and the Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives and Warrants were determined using the Binomial valuation model. At the end of each period, on the date that debt was converted into common shares, and on the date of a cashless exercise of warrants, the Company revalued the embedded conversion option and warrants derivative liabilities.

In connection with the issuance of the January and March 2018 Notes and Warrants, during the three months ended March 31, 2018, on the initial measurement date, the fair values of the embedded conversion option derivative and warrant derivative of $627,526 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Convertible Note of $569,779, with the remainder of $57,747 charged to current period operations as initial derivative expense.

At the end of the period, the Company revalued the embedded conversion option and warrant derivative liabilities. In connection with these revaluations and the initial derivative expense, the Company recorded derivative income (expense) of $9,477,478 and $(1,814,233) for the three months ended March 31, 2018 and 2017, respectively.

Escrow agreement

At March 31, 2018, $200,000 of the aggregate subscription amount of the March 2018 financing is being held in escrow and shall released upon the upon the satisfaction of certain conditions or waiver thereof by all of the investors, including: (i) the Company shall have filed its annual report for the fiscal year ending December 31, 2017 on or prior to April 17, 2018, (ii) the Company shall have sold or otherwise disposed of its subsidiaries Vitel and Oncbiomune México, S.A. De C.V. and reserved an aggregate of 46,158,013 shares currently held by Vitel principals for the benefit of the investors and (iii) the Company shall at all times be in full compliance with the conditions set forth in Rule 144(i)(2).The $200,000 is included in prepaid expenses and other current assets of the accompanying condensed consolidated balance sheet at March 31, 2018. In June 2018, the $200,000 was released to the Company.

Additional purchaser rights and company obligations

The Securities Purchases Agreements also requires the Company to pay counsel for the holders $10,000, satisfy the current public information requirements under SEC Rule 144(c), refrain from issuing securities for a period of 30 days from closing and provides the holders with rights of participation in future financings for a period of 12 months from the closing.

During the three months ended March 31, 2018, the fair value of the derivative liabilities was estimated using the Binomial valuation model with the following assumptions:

Dividend rate	0
Term (in years)	0.01 to 5.00 years
Volatility	178.3% to 193.2%
Risk-free interest rate	1.73% to 2.56%

At March 31, 2018 and December 31, 2017, the convertible debt consisted of the following:

	March 31, 2018	December 31, 2017
Principal amount	$1,258,065	$840,757
Less: unamortized debt discount	(543,543)	(154,374)
Convertible note payable, net	$714,522	$686,383

For the three months ended March 31, 2018 and 2017, amortization of debt discounts related to this Convertible Note and the Notes amounted to $257,277 and $131,249, respectively, which has been included in interest expense on the accompanying consolidated statements of operations. The weighted average interest rate during the three months ended March 31, 2018 and 2017 was approximately 14.5% and 10.0%, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

NOTE 5 – LOANS PAYABLE

From June 2017 to September 2017, the Company entered into loan agreements with several third parties (the “Loans”). Pursuant to the loan agreements, the Company borrowed an aggregate of $538,875. The Loans bear interest at an annual rate of 33.3% and are unsecured and are in default.

NOTE 6 – RELATED-PARTY TRANSACTIONS

Due to related parties

From time to time, the Company receives advances from and repays such advances to the Company’s chief executive officer for working capital purposes.

For the three months ended March 31, 2018, due to related party activity consisted of the following:

	CEO	Total
Balance due to related parties at December 31, 2017	$261,584	$261,584
Working capital advances received	50,515	50,515
Repayments made	(12,000)	(12,000)
Balance due to related parties at March 31, 2018	$300,099	$300,099

NOTE 7 – STOCKHOLDERS’ DEFICIT

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

March 31, 2018

(Unaudited)

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

In March 2017, the Company issued 2,892,000 shares of Series B Preferred to Jonathan F. Head, Ph. D, the Company’s Chief Executive Officer and a member of the Board of Directors of the Company as provided for in the Contribution Agreement. The Series B preferred stock issued to Dr. Head and were determined to have nominal value of $289, or $.0001 per shares, and was recorded as compensation expense. In addition, in March 2017 the Company issued 5,000,000 shares of Series B Preferred to Banco Actinver for the benefit of the Vitel Stockholders as partial consideration in the exchange for 100% of the issued and outstanding capital stock of Vitel. (See Note 3). The 5,000,000 shares of Series B preferred stock which primarily gives the holder voting rights and were determined to have nominal value of $500, or $.0001 per shares. As of March 31, 2018, there are 7,892,000 shares of Series B Preferred issued and outstanding.

Common Stock

Shares issued for cash

In January 2018, pursuant to a unit subscription agreement, the Company issued 600,000 shares of its unregistered common stock to an investor for cash proceeds of $6,000, or $0.01 per share.

Common stock issued for debt conversion

From January 1, 2018 to March 31, 2018, the Company issued 28,450,009 shares upon conversion of debt of $249,359 and accrued interest and penalties of $86,330. Upon the conversion of the debt, the Company valued the related derivative liability using the Binomial valuation model and calculated a fair value of $203,048 which was recorded as a reduction of derivative liabilities and as gain on debt extinguishment.

Shares issued for cashless exercise of warrants

During January and February 2018, the Company issued 18,429,093 shares of its common stock upon the cashless exercise of 25,357,414 of these warrants.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Warrants

The November 2016 Warrants include a down-round provision under which the exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these November 2016 Warrants, the Company sold stock at a share price of $0.075 per share, $0.05 per share and $0.01 per share. Accordingly, pursuant to these ratchet provisions, the exercise price of the November 2016 Warrants was lowered to $0.006. Additionally, the total number of November 2016 Warrants were increased on a full ratchet basis from 2,333,334 warrants to 13,611,114 warrants. In September 2017, the Company issued 9,547,087 shares of its common stock upon the cashless exercise of 9,074,076 of these warrants. The remaining 4,537,038 warrants were then ratcheted to 22,685,192 warrants based on the new ratcheted down $0.006 per share exercise price.

On June 2, 2017, in connection with the 2nd Securities Purchase Agreement (see Note 4), the Company issued the June 2017 Warrants to purchase 1,555,633 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.175 (subject to adjustments under certain conditions as defined in the June 2017 Warrants). The June 2017 Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these June 2017 Notes, the Company sold stock at a share price of $0.05 per share and $0.01 per share. Accordingly, pursuant to these ratchet provisions, the exercise price of the June 2017 Warrants were lowered to $0.006 per share and the total number of June 2017 Warrants were increased on a full ratchet basis from 1,555,632 warrants to 45,372,600 warrants, an increase of 43,816,968 warrants.

On July 26, 2017, in connection with the 3rd Securities Purchase Agreement (see Note 4), the Company issued the July 2017 Warrants to purchase 4,769,763 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.10 (subject to adjustments under certain conditions as defined in the July 2017 Warrants). The July 2017 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these July 2017 Notes, the Company sold stock at a share price of $0.05 per share and $0.01 per share. Accordingly, pursuant to these ratchet provisions, the exercise price of the July 2017 Warrants were lowered to $0.006 per share and the total number of July 2017 Warrants were increased on a full ratchet basis from 4,769,763 warrants to 79,496,050 warrants, an increase of 74,726,287 warrants.

On January 29, 2018, in connection with the 4th Securities Purchase Agreement (see Note 4), the Company issued the January 2018 Warrants to purchase 8,333,334 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.04 (subject to adjustments under certain conditions as defined in the January 2018 Warrants). The January 2018 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception.

On March 13, 2018, in connection with the 5th Securities Purchase Agreement (see Note 4), the Company issued the January 2018 Warrants to purchase 8,333,334 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.04 (subject to adjustments under certain conditions as defined in the March 13 2018 Warrants). The March Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception.

During January and February 2018, the Company issued 18,429,093 shares of its common stock upon the cashless exercise of 25,357,414 of these warrants. Upon the cashless exercise of these warrants, the Company valued such warrants using the Binomial valuation model and calculated a fair value of $414,092 which was recorded as a reduction of derivative liabilities and as gain on debt extinguishment.

Warrant activities for the three months ended March 31, 2018 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2017	153,151,959	$0.02
Issued in connection with financings	16,666,668	0.04
Reduction in warrants related to full ratcheted basis	(6,049,680)	0.006
Exercised	(25,357,414)	0.006
Balance Outstanding March 31, 2018	138,411,533	$0.02	4.23	$801,413
Exercisable, March 31, 2018	138,411,533	$0.02	4.23	$801,413

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

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

The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 203.4%; risk-free interest rate of 1.93%; and, an estimated holding period of 6 years. In connection with these options, the Company valued these options at a fair value of $293,598 and will record stock-based compensation expense over the vesting period. During the three months ended March 31, 2018 and 2017, the Company recorded stock-based compensation expense of $32,621 and $103,983 related to these options, respectively.

At March 31, 2018, there were 4,000,000 options outstanding and 1,333,334 options vested and exercisable. As of March 31, 2018, there was $46,894 of unvested stock-based compensation expense to be recognized through December 2026. The aggregate intrinsic value at March 31, 2018 was approximately $0 and was calculated based on the difference between the quoted share price on March 31, 2018 and the exercise price of the underlying options.

Stock option activities for the three months ended March 31, 2018 are summarized as follows:

	Number of Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2017	4,000,000	$-
Granted	-	0.25
Balance Outstanding March 31, 2018	4,000,000	$0.25	9.19	$0
Exercisable, March 31, 2018	1,333,334	$0.25	9.19	$0

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

March 31, 2018

(Unaudited)

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

NOTE 8 - SUBSEQUENT EVENTS

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

Common stock issued for debt conversion

In April 2018, the Company issued 5,929,503 shares upon conversion of debt of $30,000 and accrued interest of $5,577.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the SEC on May 31, 2018.

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

Results of Operations

Three months Ended March 31, 2018 Compared to Three months Ended March 31, 2017

Operating Revenue, Costs of Revenues, and Gross Margin

We did not generate any revenues from continuing operations for the three months ended March 31, 2018 and 2017.

Operating Expenses

For the three months ended March 31, 2018, operating expenses from continuing operations amounted to $446,046 as compared to $776,769 for the three months ended March 31, 2017, a decrease of $330,723, or 42.6%. For the three months ended March 31, 2018 and 2016, operating expenses consisted of the following:

	Three Months Ended March 31,
	2017	2017
Professional fees	$177,097	$412,259
Compensation	169,299	269,521
Research and development expense	56,879	31,914
General and administrative expenses	42,771	63,075
Total	$446,046	$776,769

●	For the three months ended March 31, 2018, professional fees decreased by $235,162 or 57%, as compared to the three months ended March 31, 2017. The decrease was primarily attributable to a decrease in investor relations fees of approximately $185,000 and a decrease in legal fees of approximately $55,000.

●	For the three months ended March 31, 2018, compensation expense decrease by $100,222 or 37.2%, as compared to the three months ended March 31, 2017. The decrease was attributable to a decrease in stock-based compensation of $82,901 and a decrease in other administrative compensation.

●	For the three months ended March 31, 2018, research and development expense increased by $24,965 or 78.2%, as compared to the three months ended March 31, 2017 related to an increase in research activities.

●	For the three months ended March 31, 208, general and administrative expenses decreased by $20,304 or 32.2%, as compared to the three months ended March 31, 2017. The decrease was primarily due a reduction in travel and entertainment, rent expense and other general and administrative expenses.

Loss from Operations

For the three months ended March 31, 2018, loss from operations amounted to $446,046 as compared to $776,769 for the three months ended March 31, 2017, a decrease of $330,723, or 42.6%. The decreases are primarily a result of the reduction in operating expenses discussed above.

Other Income (Expense)

For the three months ended March 31, 2018, we had total other income of $9,692,101 as compared to other expense of $1,956,378 for the three months ended March 31, 2017, a change of 11,648,479, or 595.4%. This change was primarily due to the recording of a gain from the fair value of derivative liabilities of $9,477,478 in the 2018 period as compared to a loss from the fair value of derivative liabilities of $1,814,233 in the 2017 period, a reduction of $11,291,711, or 622.4%. Additionally, during the three months ended March 31, 2018, we recorded debt settlement income of $617,140 as compared to $0 for the three months ended March 31, 2017. This other income was offset by an increase in interest expense of $262,637 related to an increase in interest-bearing debt and default interest.

Loss from Continuing Operations

For the three months ended March 31, 2018, income from continuing operations amounted to $9,246,055, or $ 0.05 per share (basic) and a $0.00 per share (diluted) as compared to a loss of $2,733,147, or $(0.03) per share (basic and diluted) for the three months ended March 31, 2017, an increase of $11,979,202, or 438.3%.

Loss from discontinued operations, net of income taxes

Our income from discontinued operations was $71,885 or $0.00 per share (basic and diluted), for the three months ended March 31, 2018, as compared with a loss from discontinued operations of $49,501 or $(0.00) per share (basic and diluted), for the three months ended March 31, 2017.

The summarized operating result of discontinued operations included in the Company’s consolidated statements of operations is as follows:

	Three months Ended December 31,
	2018	2017
Revenues	$100,058	$14,391
Cost of revenues	56,576	10,588
Gross profit	43,482	3,803
Operating expenses:
Recovery of impairment losses	(56,485)	-
Other operating expenses	28,480	49,775
Total operating expenses	(28,005)	49,775
Income (loss) from operations	71,487	(45,972)
Other income (expense), net	398	(3,529)
Income (loss) from discontinued operations, net of income taxes	$71,885)	$(49,501)

Net Loss

For the three months ended March 31, 2018, we had a net income of $9,317,940, or $0.05 per common share (basic) and $0.00 per common share (diluted) as compared to a net loss of $2,782,648 or $(0.03) per common share (basic and diluted) for the three months ended March 31, 2017, an increase of $12,100,588, or 434.9%.

Foreign currency translation gain (loss)

The functional currency of our subsidiaries operating in Mexico is the Mexican Peso (“Peso”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $55,262 for the three months ended March 31, 2018 as compared to a foreign currency translation loss of $3,872 for the three months ended March 31, 2017, respectively. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive loss

As a result of our foreign currency translation gain (loss), we had comprehensive income for the three months ended March 31, 2018 of $9,262,678, compared to comprehensive loss of $2,786,520 for the three months ended March 31, 2017.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $5,184,447 and cash of $2,068 as of March 31, 2018 and a working capital deficit of $14,822,020 and $1,431 of cash as of December 31, 2017.

			December 31, 2017 to March 31, 2018
	March 31, 2018	December 31, 2017	Change	Percentage Change
Working capital deficit:
Total current assets	$242,841	$14,117	$228,724	1620.2%
Total current liabilities	(5,427,288)	(14,836,137)	9,408,849	63.4%
Working capital deficit:	$(5,184,447)	$(14,822,020)	$9,637,573	65.0%

The decrease in working capital deficit was primarily attributable to an increase in current assets of $228,724 and a decrease in current liabilities of $9,408,849, including a decrease in derivative liabilities of $9,524,839.

Cash Flows

Changes in our cash balance are summarized as follows:

	Three months Ended March 31, 2018	Three months Ended March 31, 2017
Net cash used in operating activities	$(433,878)	$(670,842)
Net cash provided by investing activities	-	38,429
Net cash provided by financing activities	434,515	771,655
Effect of exchange rate changes on cash	-	3,305
Net increase in cash	$637	$142,547

Net Cash Used in Operating Activities

Net cash flow used in operating activities was $433,878 for the three months ended March 31, 2018 as compared to $670,842 for the three months ended March 31, 2017, a decrease of $236,964, or 35.3%.

●	Net cash flow used in operating activities for the three months ended March 31, 2018 primarily reflected our net income of $9,317,940 adjusted for the add-back on non-cash items such as derivative income of $9,477,478, stock-based compensation expense of $32,621, amortization of debt discount of $257,277, and debt settlement income of $617,140, and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses of $28,087, a decrease in accounts payable of $8,952, a decrease in liabilities of discontinued operations of $71,885, and an increase in accrued liabilities of $161,241.

●	Net cash flow used in operating activities for the three months ended March 31, 2017 primarily reflected a net loss of $2,782,648 adjusted for non-cash items such as stock-based compensation of $115,522, amortization of debt discount of $131,249, and derivative expense of $1,814,233, and changes in operating assets and liabilities of $48,879.

Net Cash Used in Investing Activities

Net cash flow used in investing activities was $0 for the three months ended March 31, 2018 as compared to $38,429 for the three months ended Mach 31, 2017. During the three months ended March 31, 2017, we received cash from acquisition of Vitel of $39,144 offset by cash used for the acquisition of property and equipment of $715.

Cash Provided By Financing Activities

Net cash provided by financing activities was $434,515 for the three months ended March 31, 2018 as compared to $771,655 for the three months ended March 31, 2017. During the three months ended March 31, 2018, we received net proceeds from the sale of common stock and subscription receivable of $6,000, received cash from convertible debt of $466,666, and proceeds from related party advances of $38,515, offset by debt issue costs paid of $76,666. During the three months ended March 31, 2017, we received net proceeds from the sale of common stock and subscription receivable of $772,035, net proceeds from related party advances of $965, offset by the payment to the line of credit of $533, and an increase in the bank overdraft of $812.

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

Going Concern

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying unaudited condensed consolidated financial statements, we had a net income of $9,317,940 and a net loss of $2,782,648 for the three months ended March 31, 2018 and 2017, respectively. The net cash used in operations were $433,878 and $670,842 for the three months ended March 31, 2018 and 2017, respectively. Additionally, we had an accumulated deficit of $14,338,049 and $23,655,989 at March 31, 2018 and at December 31, 2017, respectively, had a working capital deficit of $5,184,447 at March 31, 2018, had no revenues from continuing operations since inception, and we are in default on certain convertible debt instruments and loans. Management believes that these matters raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending December 31, 2018. We will seek to raise capital through additional debt and/or equity financings to fund our operations in the future.

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

Current and Future Financings

Loans Payable

From June 2017 to September 2017, we entered into loan agreement with several third parties (the “Loans”). Pursuant to the loan agreements, we borrowed an aggregate of $538,875. The Loans bear interest at an annual rate of 33.3% and are unsecured are currently in default.

Securities Purchase Agreement

On October 20, 2015, we entered into a purchase agreement (the “Purchase Agreement”), together with a registration rights agreement (the “Registration Rights Agreement”), with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Upon signing the Purchase Agreement, Lincoln Park agreed to purchase 333,334 shares of the Company’s common stock for $100,000 as an initial purchase under the Purchase Agreement. Under the terms and subject to the conditions of the Purchase Agreement, we have the right to sell to, and Lincoln Park was obligated to purchase, up to an additional $10,100,000 in amounts of shares, as described below, of our common stock, subject to certain limitations, from time to time, over the 36-month period commencing on the date that a registration statement, which we agreed to file with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. During 2016, we received net proceeds of $191,850 and a subscription receivable of $11,190 which was collected in January 2017 under the Purchase Agreement. During the year ended December 31, 2017, pursuant to the Purchase Agreement, the Company issued 2,000,000 shares of its common stock to Lincoln Park for net cash proceeds of $407,787.

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

On May 23, 2017, in connection with the November 2016 Notes, we entered into forbearance agreements (the “Forbearance Agreements”) with the Purchases whereby the Purchasers waived any event of default, as defined in the November 2016 Notes. We failed to make a payment on May 23, 2017 to each of the Holders as required pursuant to the November 2016 Notes which resulted in an event of default under such Notes. As of result of the event of default, the aggregate amount owing under the November 2016 Notes as of May 23, 2017 was increased to $509,135 with such amount including a mandatory default amount of $141,299 and accrued interest of $17,836 resulting in debt settlement expense of $141,299. The Forbearance Agreement also provides for the Holders to forbear their right to demand an immediate cash payment of the principal amount due plus accrued interest as a result of the Company’s failure to satisfy its payment obligations to the Holder on May 23, 2017 so long as we comply with our other obligations under the November 2016 Notes and the other transaction documents. The Forbearance Agreements did not waive the default interest rate of 24%. In consideration therefore, and as currently set forth in the November 2016 Notes, the Holders shall be entitled to convert such notes from time to time at their discretion in accordance with the terms of the November 2016 Notes and the November 2016 Notes shall not be subject to repayment unless agreed to by the Holder of such Note. In connection with the Forbearance Agreement, in May 2017, we increased the principal balance of the November 2016 Notes by $159,135, reduced accrued interest payable by $17,836, and recorded debt settlement expense of $141,299.

In 2017, the Company also increased the principal amount of these notes by $42,327 for other default charges and other expenses.

The November 2016 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these November 2016 Notes, the Company sold stock at a share price of $0.075 per share then to $0.05 per share and then $0.01 per share. Accordingly, pursuant to these ratchet provisions, the conversion price on the November 2016 Notes were lowered to $0.05 per share then to $0.03 per share and then to $0.006 per share and the exercise price of the November 2016 Warrants was lowered to $0.006. Additionally, the total number of November 2016 Warrants were increased on a full ratchet basis from 2,333,334 warrants to 13,611,114 warrants. In September 2017, the Company issued 9,547,087 shares of its common stock upon the cashless exercise of 9,074,076 of these warrants. The remaining 4,537,038 warrants were then ratcheted to 22,685,192 warrants based on the new ratcheted down $0.006 per share exercise price.

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

July 2017 Financing

On July 26, 2017, the Company entered into and closed on a 3 rd Securities Purchase Agreement (the “3rd Securities Purchase Agreement”) with three institutional investors (the “Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the 3rd Securities Purchase Agreement, the Company issued upon closing to the Purchasers for an aggregate subscription amount of $300,000: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,883 (the “July 2017 Notes”); and (ii) warrants (the “July 2017 Warrants”) to purchase 4,769,763 shares of the Company’s common stock at an exercise price of $0.10 per share (subject to adjustments under certain conditions as defined in the Warrants). The closing under the 3 rd Securities Purchase Agreement occurred on July 26, 2017. These Notes bear interest at a rate equal to 5% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the Notes)), have a maturity date of March 25, 2018 and are convertible (principal, and interest) at any time after the issuance date of these Notes into shares of the Company’s Common Stock at a conversion price equal to $0.07 per share (subject to adjustment as provided in the Note), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the July 2017 Notes shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the Common Stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”) and the exercise price of the July 2017 Warrants shall be 60% of the Default Conversion Price. These Notes provide for three amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 110% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 115% of the applicable amortization payment. These Notes may be prepaid at any time until the 210th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the three months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the Notes and accrued and unpaid interest during months four through seven following the Original Issue Date. In order to prepay these Notes, the Company shall provide 20 Trading Days prior written notice to the Purchaser, during which time the Purchaser may convert the Notes in whole or in part at the Conversion Price.

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

January 2018 Financing

On January 29, 2018, we entered into and closed on a 4th Securities Purchase Agreement (the “4th Securities Purchase Agreement”) with three institutional investors (the “Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the 4th Securities Purchase Agreement, we issued upon closing to the Purchasers for an aggregate subscription amount of $333,333: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,333 (the “January 2018 Notes”); and (ii) 5 year warrants (the “January 2018 Warrants”) to purchase 8,333,333 shares of the Company’s common stock par value $0.001 per share at an exercise price of $0.04 per share (subject to adjustments under certain conditions as defined in the Warrants). The closing under the 4th Securities Purchase Agreement occurred on January 29, 2018. The aggregate principal amount of the January 2018 Notes is $333,333 and we received $295,000 after giving effect to the original issue discount of $33,333 and offering costs of $5,000. These Notes bear interest at a rate equal to 5% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the Notes)), have a maturity date of September 29, 2018 and are convertible (principal, and interest) at any time after the issuance date of these Notes into shares of the Company’s Common Stock at a conversion price equal to $0.03 per share (subject to adjustment as provided in the Note), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the January 2018 Notes shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the Common Stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”) and the exercise price of the January 2018 Warrants shall be 60% of the Default Conversion Price.

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

March 2018 Financing

On March 13, 2018, we entered into a 5th Securities Purchase Agreement (the “5th Securities Purchase Agreement”) securities with three institutional investors for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Purchase Agreement, we Company issued for an aggregate subscription amount of $333,333: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,333 (the “Notes”) and (ii) warrants (the “Warrants”) to purchase an aggregate of 12,350,000 shares of the Company’s common stock at an exercise price of $0.04 per share. The aggregate principal amount of the Notes is $333,333 and as of the date the Company received $61,000 after giving effect to the original issue discount of $33,333 and offering costs of $10,000 which are treated as a debt discount, the payment of legal and accounting fees of $29,000 not related to these Notes, and the funding of an escrow account held by the escrows agent of $200,000. The Notes bear interest at a rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the Notes)), shall mature eight months from issuance and the principal and interest are convertible at any time at a conversion price equal to $0.02 per share (subject to adjustment as provided in the Notes); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the Notes shall be convertible at 60% of the lowest closing price during the prior twenty trading days.

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

The November 2016 Notes, June 2017 Notes, July 2017, January 2018 and March 2018 Notes contain certain covenants, such as restrictions on the incurrence of indebtedness, creation of liens, payment of restricted payments, redemptions, payment of cash dividends and the transfer of assets. These Notes also contains certain adjustment provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. The conversion price is also subject to adjustment if the Company issues or sells shares of its common stock for a consideration per share less than the conversion price then in effect, or issue options, warrants or other securities convertible or exchange for shares of its common stock at a conversion or exercise price less than the conversion price of these Notes then in effect. If either of these events should occur, the conversion price is reduced to the lowest price at which these securities were issued or are exercisable. The Company granted the Purchasers certain rights of first refusal on future offerings by the Company for as long as the Purchasers hold these Notes. In addition, subject to limited exceptions, the Purchasers will not have the right to convert any portion of these Note if the Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s Common Stock outstanding immediately after giving effect to its conversion. The Purchaser may increase or decrease this ownership limitation to any percentage not exceeding 9.99% upon 61 days prior written notice to the Company.

The November 2016, June 2017, July 2017, January 2018 and March 2018 Warrants are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the Warrants. The exercise price of these Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Common Stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of these Warrants are also subject to full ratchet price adjustment if the Company sells or grants any option to purchase, sells or re-prices any common stock or common stock equivalents, as defined, at an exercise price lower than the then-current exercise price of these Warrants with the exception for certain exempted issuances and subject to certain limitations on the reduction of the exercise price as provided in the Warrants. In the event of a fundamental transaction, as described in these Warrants and generally including any reorganization, recapitalization or reclassification of the Common Stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the outstanding Common Stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the outstanding Common Stock, the holders of these Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised these Warrants immediately prior to such fundamental transaction; provided that upon the occurrence of certain fundamental transactions, the holder can require the Company to purchase these Warrants for cash at a price equal to the higher of the Black Scholes Value of the unexercised portion of these Warrants or difference between the cash per share paid in the fundamental transaction and the exercise price per share. The holders of these Warrants will not have the right to exercise any portion of these Warrants if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of these Warrants.

In connection with the Company’s obligations under the November 2016, June 2017, July 2017, January 2018 and March 2018 Notes, the Company entered into a Security Agreement, Pledge Agreement and Subsidiary Guaranty with Calvary Fund I LP, as agent, pursuant to which the Company granted a lien on all assets of the Company (the “Collateral”) excluding permitted indebtedness which included a first lien held by Regions Bank in connection with the $100,000 revolving promissory note entered into with Regions Bank in October 2014, for the benefit of the Purchasers, to secure the Company’s obligations under the Notes. Upon an Event of Default (as defined in the related Notes), the Purchasers may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

From May 2017 to December, 2017, the Company issued 10,608,890 shares of its common stock upon the conversion of principal note balances of $408,454 and interest of $17,418.

During the three months ended March 31, 2018, the Company issued 28,450,009 shares of its common stock upon the conversion of principal note balances of $249,359 and interest and penalties of $86,330.

Escrow Agreement

At March 31, 2018, $200,000 of the aggregate subscription amount of the March 2018 financing shall be held in escrow and released upon the upon the satisfaction of certain conditions or waiver thereof by all of the investors, including: (i) the Company shall have filed its annual report for the fiscal year ending December 31, 2017 on or prior to April 17, 2018, (ii) the Company shall have sold or otherwise disposed of its subsidiaries Vitel and Oncbiomune México, S.A. De C.V. and reserved an aggregate of 46,158,013 shares currently held by Vitel principals for the benefit of the investors and (iii) the Company shall at all times be in full compliance with the conditions set forth in Rule 144(i)(2). The escrow was released to us in June 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2018, our disclosure controls and procedures were not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex accounting and financial reporting issues, and business transactions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems, and (3) a lack of operational controls and lack of controls over assets of the acquired subsidiaries.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares issued for cash

In January 2018, pursuant to a unit subscription agreement, we issued 600,000 shares of our unregistered common stock to an investor for cash proceeds of $6,000, or $0.01 per share.

From January 1, 2018 to May 31, 2018, we issued 28,450,009 shares upon conversion of debt of $249,359 and accrued interest of $86,330.

During January and February 2018, we issued 18,429,093 shares of our common stock upon the cashless exercise of 25,357,414 warrants.

The above securities were issued in reliance upon the exemptions provided by Section 4(a) (2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2018, we were in default on certain of our convertible debt instruments and loans caused by the non-payment of balance due pursuant to the repayment terms.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Form of Note issued January 29, 2018 (incorporated by reference to Exhibit 10.46 to registrant’s current report on Form 10-K filed with the SEC on May 31, 2018).

10.2	Form of Warrant issued January 29, 2018 (incorporated by reference to Exhibit 10.47 to registrant’s current report on Form 10-K filed with the SEC on May 31, 2018).

10.3	Form of Note issued March 13, 2018 (incorporated by reference to Exhibit 10.52 to registrant’s current report on Form 10-K filed with the SEC on May 31, 2018).

10.4	Form of Warrant issued March 13, 2018 (incorporated by reference to Exhibit 10.53 to registrant’s current report on Form 10-K filed with the SEC on May 31, 2018).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCBIOMUNE PHARMACEUTICALS, INC.

Dated: June 19, 2018	By:	/s/ Jonathan F. Head, PhD
Jonathan F. Head, PhD
Chief Executive Officer (principal executive officer)

Dated: June 19, 2018	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk
Chief Financial Officer and President (principal financial officer and principal accounting officer)

