Form 10-Q
period 2018-06-30
OncBioMune Pharmaceuticals, Inc
filed 2018-08-14
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 244,708,430 shares as of August 14, 2018.

ONCBIOMUNE PHARMACEUTICALS, INC.

Form 10-Q

June 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$2,241	$1,431
Prepaid expenses and other current assets	17,439	12,686

Total Current Assets	19,680	14,117

OTHER ASSETS:
Property and equipment, net	5,473	6,642
Security deposit	6,400	6,400

Total Assets	$31,553	$27,159

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible debt, net	$929,207	$686,383
Notes payable	538,875	538,875
Accounts payable	380,988	378,227
Accrued liabilities	529,588	309,312
Derivative liabilities	6,430,365	11,966,760
Liabilities of discontinued operations	686,547	694,996
Due to related parties	339,180	261,584

Total Current Liabilities	9,834,750	14,836,137

Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 20,000,000 authorized;
Series A Preferred stock ($0.0001 par value; 1,000,000 shares authorized; 1,000,000 issued and outstanding at June 30, 2018 and December 31, 2017)	100	100
Series B Preferred stock ($0.0001 par value; 7,892,000 shares authorized; 7,892,000 issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	789	789
Common stock: $.0001 par value, 500,000,000 shares authorized; 232,069,739 and 170,336,237 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	23,207	17,034
Additional paid-in capital	9,219,851	8,803,904
Accumulated deficit	(19,047,144)	(23,655,989)
Accumulated other comprehensive loss	-	25,184

Total Stockholders’ Deficit	(9,803,197)	(14,808,978)

Total Liabilities and Stockholders’ Deficit	$31,553	$27,159

See accompanying notes to unaudited condensed consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Month Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	138,696	438,314	315,793	850,573
Compensation expense	137,556	197,076	306,855	466,597
Research and development expense	27,902	36,318	84,781	68,232
General and administrative expenses	39,584	51,925	82,355	115,000

Total Operating Expenses	343,738	723,633	789,784	1,500,402

LOSS FROM OPERATIONS	(343,738)	(723,633)	(789,784)	(1,500,402)

OTHER INCOME (EXPENSE):
Interest expense	(338,661)	(183,481)	(741,178)	(323,361)
Derivative income (expense)	(4,121,797)	850,704	5,355,681	(963,529)
Gain on debt extinguishment	133,353	9,060	750,493	9,060
Other expenses	(71,885)	-	-	-
Gain (loss) on foreign currency transactions	33,633	(4,165)	33,633	(6,430)

Total Other Income (Expense)	(4,365,357)	672,118	5,398,629	(1,284,260)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,709,095)	(51,515)	4,608,845	(2,784,662)

DISCONTINUTED OPERATIONS:
Loss from discontinued operations	-	(194,326)	-	(243,827)

Total Loss from Discontinued Operations	-	(194,326)	-	(243,827)

NET INCOME (LOSS)	$(4,709,095)	$(245,841)	$4,608,845	$(3,028,489)

COMPREHENSIVE INCOME (LOSS:)
Net income (loss)	$(4,709,095)	$(245,841)	$4,608,845	$(3,028,489)

Other comprehensive loss:
Unrealized foreign currency translation gain (loss)	30,078	(14,244)	(25,184)	(18,116)

Comprehensive income (loss)	$(4,679,017)	$(260,085)	$4,583,661	$(3,046,605)

NET INCOME (LOSS) PER COMMON SHARE - Basic:
Continuing operations - basic	$(0.02)	$(0.00)	$0.02	$(0.03)
Discontinued operations - basic	-	(0.00)	-	(0.00)

Net income (loss) per common share - basic	$(0.02)	$(0.00)	$0.02	$(0.03)

NET INCOME (LOSS) PER COMMON SHARE - Diluted:
Continuing operations - diluted	$(0.02)	$(0.00)	$0.02	$(0.03)
Discontinued operations - diluted	-	(0.00)	-	(0.00)

Net income (loss) per common share - diluted	$(0.02)	$(0.00)	$0.02	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	229,542,499	132,793,896	213,305,947	106,363,694
Diluted	229,542,499	132,793,896	213,305,947	106,363,694

See accompanying notes to unaudited condensed consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,608,845	$(3,028,489)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,169	2,508
Stock-based compensation	44,854	153,721
Amortization of debt discount	501,962	291,668
Derivative (income) expense	(5,355,681)	963,529
Gain on debt extinguishment	(750,493)	(9,060)
Bad debt expense	-	42,246
Gain on foreign currency transactions	(25,184)	-
Change in operating assets and liabilities:
Assets of discontinued operations	-	(1,505)
Prepaid expenses and other current assets	(4,754)	23,441
Accounts payable	2,761	36,797
Liabilities of discontinued operations	(8,449)	108,523
Accrued liabilities	312,184	131,291

NET CASH USED IN OPERATING ACTIVITIES	(672,786)	(1,285,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(715)
Acquisition of intangible assets	-	(50,000)
Cash received in acquisition	-	39,144

NET CASH USED IN INVESTING ACTIVITIES	-	(11,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances, net	77,596	43,439
Decrease in bank overdraft	-	(812)
Payments to line of credit	-	(533)
Proceeds from convertible debt	666,666	183,240
Proceeds from notes payable	-	139,125
Debt issue costs paid	(76,666)	-
Capital contribution	-	482
Proceeds from sale of common stock and subscription receivable	6,000	1,037,960

NET CASH PROVIDED BY FINANCING ACTIVITIES	673,596	1,402,901

NET INCREASE IN CASH	810	106,000

Effect of exchange rate changes on cash and cash equivalents	-	5,895

CASH, beginning of period	1,431	-

CASH, end of period	$2,241	$111,895

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$62,719	$4,069
Income taxes	$-	$-

Non-cash investing and financing activities:
Reclassification of interest payable to convertible debt	$-	$17,836
Issuance of common stock for convertible debt and interest	$371,266	$192,296
Increase in debt discount and derivative liabilities	$569,779	$183,240

Liabilities assumed in acquisition	$-	$433,947
Less: assets acquired in acquisition	-	325,702
Net liabilities assumed	-	108,245
Fair value of shares for acquisition	-	4,587,351
Increase in intangible assets	$-	$4,695,596

See accompanying notes to unaudited condensed consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

On December 29, 2017, the Board of Directors of the Company determined to sell or otherwise dispose of its interest in Vitel and Oncbiomune México due to disputes with the original Vitel Stockholders and resulting loss of operational control of the assets and operations of Vitel and OncBiomune Mexico. Accordingly, Vitel and Oncbiomune México were treated as a discontinued operation through December 31, 2017 and were deconsolidated effective January 1, 2018 (See Note 3).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements include the financial statements of OncBioMune Pharmaceuticals, Inc. and its wholly-owned subsidiaries, OncBioMune, Inc. (for all periods presented) and, Vitel and Oncbiomune México, S.A. De C.V. (from March 10, 2017 to December 31, 2017). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying unaudited condensed consolidated financial statements, the Company had net loss from operations of $789,784 and $1,500,402 for the six months ended June 30, 2018 and 2017, respectively. The net cash used in operations were $672,786 and $1,285,330 for the six months ended June 30, 2018 and 2017, respectively. Additionally, the Company had an accumulated deficit of $19,047,144 and $23,655,989 at June 30, 2018 and December 31, 2017, respectively, had a stockholders’ deficit of $9,803,197 and $14,808,978 at June 30, 2018 and December 31, 2017, respectively, and had a working capital deficit of $9,815,070 at June 30, 2018, had no revenues from continuing operations since inception, and is currently in default on certain convertible debt instruments. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the six months ended June 30, 2018 and 2017 include the valuation of assets and liabilities of discontinued operations, useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation of derivative liabilities, and the fair value of assets acquired and liabilities assumed in the business acquisition.

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

Fair value of financial instruments and fair value measurements

FASB ASC 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2018 and December 31, 2017. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

The carrying amounts reported in the consolidated balance sheets for cash, due to related parties, prepaid expenses, , convertible debt, accounts payable and accrued liabilities, approximate their fair market value based on the short-term maturity of these instruments. The Company accounts for certain instruments at fair value using level 3 valuation.

	At June 30, 2018			At December 31, 2017
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$6,430,365	—	—	11,966,760

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at December 31, 2017	$11,966,760
Initial valuation of derivative liabilities included in debt discount	569,779
Initial valuation of derivative liabilities included in derivative income (expense)	57,747
Reclassification of derivative liabilities to gain on debt extinguishment upon conversion of debt	(235,555)
Reclassification of derivative liabilities to gain on debt extinguishment upon cashless exercise of warrants	(514,938)
Change in fair value included in derivative income (expense)	(5,413,428)
Balance at June 30, 2018	$6,430,365

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At June 30, 2018 and December 31, 2017, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of June 30, 2018 and December 31, 2017. The Company has not experienced any losses in such accounts through June 30, 2018.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the six months ended June 30, 2018 and 2017, the Company did not record any impairment loss.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Revenue recognition

In May 2014, FASB issued an update Accounting Standards Update (“ASU”) (“ASU 2014-09”) establishing Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard in 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on the Company’s sources of revenue, the Company has concluded that ASU 2014-09 did not have any impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers.

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

Through March 31, 2018, pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07 in the second quarter of 2018, and the adoption did not have any impact on its consolidated financial statements.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2018 and December 31, 2017, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2011. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of June 30, 2018.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

	June 30, 2018	June 30, 2017
Stock warrants	162,620,304	12,098,194
Convertible debt	139,295,905	15,216,038
Stock options	4,000,000	4,000,000

The following table presents a reconciliation of basic and diluted net income per share:

	Six Months Ended June 30,
	2018	2017
Income (loss) per common share - basic:
Income (loss) from continuing operations	$4,608,845	$(2,784,662)
Loss from discontinued operations	-	(243,827)
Net income (loss)	$4,608,845	$(3,028,489)
Weighted average common shares outstanding - basic	213,305,947	106,363,694
Net income (loss) per common share – basic:
From continuing operations	$0.02	(0.03)
From discontinued operations	0.00	(0.00)
Net income (loss) per common share - basic	$0.02	$(0.03)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$4,608,845	$(2,784,662)
Add: interest of convertible debt	595,064	-
Less: derivative income and debt settlement income	(6,106,174)	-
Numerator for loss from continuing operations per common share - diluted	(902,265)	(2,784,662)
Numerator for loss from discontinuing operations per common share - diluted	-	(243,827)
Net loss per common share – diluted	$(902,265)	$(3,082,489)

Weighted average common shares outstanding - basic	213,305,947	106,363,694
Effect of dilutive securities:
Stock options and warrants	-	-
Convertible notes payable	-	-
Weighted average common shares outstanding – diluted	213,305,947	106,363,694
Net loss per common share – diluted:
From continuing operations	$(0.02)	(0.03)
From discontinued operations	(0.00)	(0.00)
Net loss per common share - diluted	$(0.02)	$(0.03)

Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred. For the six months ended June 30, 2018 and 2017, research and development costs were $84,781 and $68,232, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Asset and liability accounts at June 30, 2018 were translated at 19.9126 Pesos to $1.00, which was the exchange rates on the balance sheet date. Equity accounts were translated at their historical rate. The average translation rates applied to the statements of operations for the six months ended June 30, 2018 was 19.0623 Pesos to $1.00. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

NOTE 3 – DECONSOLIDATION AND DISCONTINUATION OF OPERATIONS OF VITEL AND ONCBIOMUNE MEXICO

On December 29, 2017, the Board of Directors of the Company determined to sell or otherwise dispose of its interest in Vitel and Oncbiomune Mexico due to disputes with the original Vitel Stockholders and resulting loss of operational control of the assets and operations of Vitel and OncBiomune Mexico. Accordingly, as of December 31, 2017, the Company presented Vitel and Oncbiomune Mexico as discontinued operations and effective January 1, 2018 has deconsolidated these wholly-owned subsidiaries in accordance with ASC 810-10 “Consolidation”. However, at June 30, 2018 and after deconsolidation, the Company has recorded the liabilities of these subsidiaries that existed at December 31, 2017 as a contingent liability and therefore reflected liabilities of discontinued operation of $686,547 on the accompanying condensed consolidated balance sheet, which consist of account payable balances incurred through December 31, 2017.

Pursuant to ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the business of the Oncbiomune Mexico and Vitel are now considered discontinued operations because of management’s decision of December 29, 2017.

The assets and liabilities classified as discontinued operations in the Company’s consolidated financial statements as of June 30, 2018 and December 31, 2017, and for the six months ended June 30, 2018 and 2017 is set forth below.

	June 30, 2018	December 31, 2017
Assets:
Current assets:
Cash	$-	-
Total current assets	-	-
Total assets	$-	$-
Liabilities:
Current liabilities:
Accounts payable	$686,547	$692,592
Due to related parties	-	432
Payroll liabilities	-	1,972
Total current liabilities	686,547	694,996
Total liabilities	$686,547	$694,996

The summarized operating result of discontinued operations included in the Company’s consolidated statements of operations is as follows:

	Six Months Ended June 30,
	2018	2017
Revenues	$-	$160,114
Cost of revenues	-	102,916
Gross profit	-	57,198
Operating expenses:
Professional fees	-	99,278
Consulting – related party	-	21,947
Bad debt expense	-	42,246
General and administrative expenses – related party	-	8,206
Compensation expense	-	72,269
General and administrative expenses	-	57,079
Total operating expenses	-	301,025
Loss from discontinued operations, net of income taxes	$-	$(243,827)

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

During the six months ended June 30, 2018, the Company issued 13,028,779 shares of common share for the conversion of principal balance of $139,712, accrued interest of $21,869 and recorded additional default interest expense of $8,892

The November 2016 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these November 2016 Notes, the Company sold stock at a share price of $0.075 per share then to $0.05 per share and then $0.01 per share. Accordingly, pursuant to these ratchet provisions, the conversion price on the November 2016 Notes were lowered to $0.05 per share then to $0.03 per share and then to $0.006 per share and the exercise price of the November 2016 Warrants was lowered to $0.006. Additionally, the total number of November 2016 Warrants were increased on a full ratchet basis from 2,333,334 warrants to 13,611,114 warrants (see Note 7). In September 2017, the Company issued 9,547,087 shares of its common stock upon the cashless exercise of 9,074,076 of these warrants (see Note 7). The remaining 4,537,038 warrants were then ratcheted to 22,685,192 warrants based on the new ratcheted down $0.006 per share exercise price.

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

JUNE 30, 2018

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

In 2018, the Company also increased the principal amount of these notes by $2,268 for other default charges and other expenses.

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

The June 2017 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these June 2017 Notes, the Company sold stock at a share price of $0.05 per share and then $.01 per share. Accordingly, pursuant to these ratchet provisions, the conversion price of the notes were lowered to $0.006 per shares and the exercise price of the June 2017 Warrants were lowered to $0.006 per share and the total number of June 2017 Warrants were increased on a full ratchet basis from 1,555,632 warrants to 45,372,600 warrants, an increase of 43,816,968 warrants. During the six months ended June 30, 2018, the Company issued 6,893,145 shares of its common stock upon the cashless exercise of 9,074,520 of these warrants and cancelled 6,049,680 warrants related to a change in the estimate of the number warrants reflected as issued previously calculated in connection with the full ratchet adjustment terms of the warrant.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

The July 2017 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these July 2017 Notes, the Company sold stock at a share price of $0.05 per share and then at $0.01 per share. Accordingly, pursuant to these ratchet provisions, the conversion price of the notes were lowered to $0.006 per share and the exercise price of the July 2017 Warrants were lowered to $0.006 per share and the total number of July 2017 Warrants were increased on a full ratchet basis from 4,769,763 warrants to 79,496,050 warrants, an increase of 74,726,287 warrants (see Note 7). During the six months ended June 30, 2018, the Company issued 15,845,290 shares of its common stock upon the cashless exercise of 19,874,013 of these warrants and cancelled 6,624,670 warrants related to a change in the estimate of the number warrants reflected as issued previously calculated in connection with the full ratchet adjustment terms of the warrant.

January 2018 Financing

On January 29, 2018, the Company entered into and closed on a 4th Securities Purchase Agreement (the “4th Securities Purchase Agreement”) with three institutional investors (the “Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the 4th Securities Purchase Agreement, the Company issued upon closing to the Purchasers for an aggregate subscription amount of $333,333: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,333 (the “January 2018 Notes”); and (ii) 5 year warrants (the “January 2018 Warrants”) to purchase 8,333,333 shares of the Company’s common stock par value $0.001 per share at an exercise price of $0.04 per share (subject to adjustments under certain conditions as defined in the Warrants). The closing under the 4th Securities Purchase Agreement occurred on January 29, 2018. The aggregate principal amount of the January 2018 Notes is $333,333 and the Company received $295,000 after giving effect to the original issue discount of $33,333 and offering costs of $5,000. These Notes bear interest at a rate equal to 5% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the Notes)), have a maturity date of September 29, 2018 and are convertible (principal, and interest) at any time after the issuance date of these Notes into shares of the Company’s Common Stock at a conversion price equal to $0.03 per share (subject to adjustment as provided in the Note), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the January 2018 Notes shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the Common Stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”) and the exercise price of the January 2018 Warrants shall be 60% of the Default Conversion Price. The January 2018 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these January 2018 Notes, the Company defaulted on these Notes. Accordingly, pursuant to the default provisions, the conversion price of the notes were lowered to 60% of the lowest closing price during the prior twenty trading days of the Common Stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”) and the exercise price of the January 2018 Warrants shall be 60% of the Default Conversion Price and the total number of January 2018 Warrants were increased on a full ratchet basis from 8,333,334 warrants to 22,675,740, an increase of 14,342,406 warrants (see Note 7).

These Notes provide for three amortization payments on the six-month, seven-month and eight-month anniversary of the original issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash, then the payment is an amount equal to 110% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 115% of the applicable amortization payment. These Notes may be prepaid at any time until the 180th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the five months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the Notes and accrued and unpaid interest during the six month following the Original Issue Date. In order to prepay these Notes, the Company shall provide 20 Trading Days prior written notice to the Purchaser, during which time the Purchaser may convert the Notes in whole or in part at the Conversion Price.

March 2018 Financing

On March 13, 2018, the Company entered into a 5th Securities Purchase Agreement (the “5th Securities Purchase Agreement”) securities with three institutional investors for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Purchase Agreement, the Company issued for an aggregate subscription amount of $333,333: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,333 (the “Notes”) and (ii) warrants (the “Warrants”) to purchase an aggregate of 12,500,000 shares of the Company’s common stock at an exercise price of $0.04 per share. The aggregate principal amount of the Notes is $333,333 and as of the date the Company received $61,000 after giving effect to the original issue discount of $33,333 and offering costs of $10,000 which are treated as a debt discount, the payment of legal and accounting fees of $29,000 not related to these Notes, and the funding of an escrow account held by the escrows agent of $200,000. The Notes bear interest at a rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the Notes)), shall mature eight months from issuance and the principal and interest are convertible at any time at a conversion price equal to $0.02 per share (subject to adjustment as provided in the Notes); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the March 2018 Notes shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the Common Stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”) and the exercise price of the March 2018 Warrants shall be 60% of the Default Conversion Price.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

The March 2018 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these March 2018 Notes, the Company defaulted on these Notes. Accordingly, pursuant to the default provisions, the conversion price of the notes were lowered to the Default Conversion Price and the exercise price of the March 2018 Warrants shall be 60% of the Default Conversion Price and the total number of March 2018 Warrants were increased on a full ratchet basis from 12,500,000 warrants to 34,013,605, an increase of 21,513,605 warrants (see Note 7).

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

JUNE 30, 2018

(Unaudited)

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

During the six months ended June 30, 2018, the Company issued 38,395,067 shares of its common stock upon the conversion of principal note balances of $279,359 and accrued interest and penalties of $91,907.

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

In connection with the issuance of the January and March 2018 Notes and Warrants, during the six months ended June 30, 2018, on the initial measurement date, the fair values of the embedded conversion option derivative and warrant derivative of $627,526 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the Convertible Note of $569,779, with the remainder of $57,747 charged to current period operations as initial derivative expense.

At the end of the period, the Company revalued the embedded conversion option and warrant derivative liabilities. In connection with these revaluations and the initial derivative expense, the Company recorded derivative income (expense) of $5,355,681 and $(963,529) for the six months ended June 30, 2018 and 2017, respectively.

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

During the six months ended June 30, 2018, the fair value of the derivative liabilities was estimated using the Binomial valuation model with the following assumptions:

Dividend rate	0
Term (in years)	0.01 to 5.00 years
Volatility	188.9% to 197.1%
Risk-free interest rate	2.07% to 2.94%

At June 30, 2018 and December 31, 2017, the convertible debt consisted of the following:

	June 30, 2018	December 31, 2017
Principal amount	$1,230,333	$840,757
Less: unamortized debt discount	(301,126)	(154,374)
Convertible note payable, net	$929,207	$686,383

For the six months ended June 30, 2018 and 2017, amortization of debt discounts related to this Convertible Note and the Notes amounted to $501,963 and $291,668, respectively, which has been included in interest expense on the accompanying consolidated statements of operations. The weighted average interest rate during the six months ended June 30, 2018 and 2017 was approximately 14.5% and 10.0%, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

NOTE 5 – LOANS PAYABLE

From June 2017 to September 2017, the Company entered into loan agreements with several third parties (the “Loans”). Pursuant to the loan agreements, the Company borrowed an aggregate of $538,875. The Loans bear interest at an annual rate of 33.3%, are unsecured and are in default.

NOTE 6 – RELATED-PARTY TRANSACTIONS

Due to related parties

From time to time, the Company receives advances from and repays such advances to the Company’s chief executive officer for working capital purposes.

For the six months ended June 30, 2018, due to related party activity consisted of the following:

	CEO	Total
Balance due to related parties at December 31, 2017	$261,584	$261,584
Working capital advances received	89,596	89,596
Repayments made	(12,000)	(12,000)
Balance due to related parties at June 30, 2018	$339,180	$339,180

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

JUNE 30, 2018

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

In March 2017, the Company issued 2,892,000 shares of Series B Preferred to Jonathan F. Head, Ph. D, the Company’s Chief Executive Officer and a member of the Board of Directors of the Company as provided for in the Contribution Agreement. The Series B preferred stock issued to Dr. Head and were determined to have nominal value of $289, or $.0001 per shares, and was recorded as compensation expense. In addition, in March 2017 the Company issued 5,000,000 shares of Series B Preferred to Banco Actinver for the benefit of the Vitel Stockholders as partial consideration in the exchange for 100% of the issued and outstanding capital stock of Vitel. (See Note 3). The 5,000,000 shares of Series B preferred stock which primarily gives the holder voting rights and were determined to have nominal value of $500, or $.0001 per shares. As of June 30, 2018, there are 7,892,000 shares of Series B Preferred issued and outstanding.

Common Stock

Shares issued for cash

In January 2018, pursuant to a unit subscription agreement, the Company issued 600,000 shares of its unregistered common stock to an investor for cash proceeds of $6,000, or $0.01 per share.

Common stock issued for debt conversion

From January 1, 2018 to June 30, 2018, the Company issued 38,395,067 shares upon conversion of debt of $279,359 and accrued interest and penalties of $91,907. Upon the conversion of the debt, the Company valued the related derivative liability using the Binomial valuation model and calculated a fair value of $235,555 which was recorded as a reduction of derivative liabilities and as gain on debt extinguishment.

Shares issued for cashless exercise of warrants

During January through June 2018, the Company issued 22,738,435 shares of its common stock upon the cashless exercise of 28,948,533 of these warrants.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

On June 2, 2017, in connection with the 2nd Securities Purchase Agreement (see Note 4), the Company issued the June 2017 Warrants to purchase 1,555,633 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.175 (subject to adjustments under certain conditions as defined in the June 2017 Warrants). The June 2017 Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these June 2017 Notes, the Company sold stock at a share price of $0.05 per share and $0.01 per share. Accordingly, pursuant to these ratchet provisions, the exercise price of the June 2017 Warrants were lowered to $0.006 per share and the total number of June 2017 Warrants were increased on a full ratchet basis from 1,555,632 warrants to 45,372,600 warrants, an increase of 43,816,968 warrants. During the six months ended June 30, 2018, the Company issued 6,893,145 shares of its common stock upon the cashless exercise of 9,074,520 of these warrants and cancelled 6,049,680 warrants related to a full ratchet adjustment.

On July 26, 2017, in connection with the 3rd Securities Purchase Agreement (see Note 4), the Company issued the July 2017 Warrants to purchase 4,769,763 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.10 (subject to adjustments under certain conditions as defined in the July 2017 Warrants). The July 2017 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these July 2017 Notes, the Company sold stock at a share price of $0.05 per share and $0.01 per share. Accordingly, pursuant to these ratchet provisions, the exercise price of the July 2017 Warrants were lowered to $0.006 per share and the total number of July 2017 Warrants were increased on a full ratchet basis from 4,769,763 warrants to 79,496,050 warrants, an increase of 74,726,287 warrants. During the six months ended June 30, 2018, the Company issued 15,845,290 shares of its common stock upon the cashless exercise of 19,874,013 of these warrants and cancelled 6,624,670 warrants related to a full ratchet adjustment.

On January 29, 2018, in connection with the 4th Securities Purchase Agreement (see Note 4), the Company issued the January 2018 Warrants to purchase 8,333,334 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.04 (subject to adjustments under certain conditions as defined in the January 2018 Warrants). The January 2018 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of the 4th Securities Purchase Agreement, the Company defaulted on the Notes. Accordingly, pursuant to the default provisions, the exercise price of the January 2018 Warrants became 60% of the Default Conversion Price and the total number of January 2018 Warrants were increased on a full ratchet basis from 8,333,334 warrants to 22,675,740, an increase of 14,342,406 warrants (see Note 4).

On March 13, 2018, in connection with the 5th Securities Purchase Agreement (see Note 4), the Company issued the March 2018 Warrants to purchase 12,500,000 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.04 (subject to adjustments under certain conditions as defined in the March 13 2018 Warrants). The March Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of the 5th Securities Purchase Agreement, the Company defaulted on the Notes. Accordingly, pursuant to the default provisions, the exercise price of the March 2018 Warrants became 60% of the Default Conversion Price and the total number of January 2018 Warrants were increased on a full ratchet basis from12,500,000 warrants to 34,013,605, an increase of 21,513,605 warrants (see Note 4).

During January through June 2018, the Company issued 22,738,435 shares of its common stock upon the cashless exercise of 28,948,533 of these warrants. Upon the cashless exercise of these warrants, the Company valued such warrants using the Binomial valuation model and calculated a fair value of $514,938 which was recorded as a reduction of derivative liabilities and as gain on debt extinguishment.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Warrant activities for the six months ended June 30, 2018 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2017	153,151,959	$0.02
Issued in connection with financings	56,689,345	0.015
Reduction in warrants related to change in estimate in the number of warrants based on full ratcheted terms	(12,674,350)	0.006
Exercised	(28,948,533)	0.006
Balance Outstanding June 30, 2018	168,218,421	$0.02	4.14	$2,596,588
Exercisable, June 30, 2018	168,218,421	$0.02	4.14	$2,596,588

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

The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 203.4%; risk-free interest rate of 1.93%; and, an estimated holding period of 6 years. In connection with these options, the Company valued these options at a fair value of $293,598 and will record stock-based compensation expense over the vesting period. During the six months ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense of $44,855 and $140,682 related to these options, respectively.

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

At June 30, 2018, there were 21,500,000 options outstanding and 2,666,668 options vested and exercisable. As of June 30, 2018, there was $228,617 of unvested stock-based compensation expense to be recognized through December 2026. The aggregate intrinsic value at June 30, 2018 was approximately $0 and was calculated based on the difference between the quoted share price on June 30, 2018 and the exercise price of the underlying options.

Stock option activities for the six months ended June 30, 2018 are summarized as follows:

	Number of Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2017	4,000,000	$0.250
Granted	17,500,000	0.014
Balance Outstanding June 30, 2018	21,500,000	$0.07	9.64	$0
Exercisable, June 30, 2018	2,666,668	$0.25	8.70	$0

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

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

NOTE 9 - SUBSEQUENT EVENTS

Common stock issued for debt conversion

In July 2018, the Company issued 3,852,486 shares upon conversion of debt of $20,000 and accrued interest of $3,115.

On August 3, 2018, the Company issued 3,338,767 shares upon conversion of debt of $20,000 and accrued interest of $333.

Cashless exercise of Warrants

During July, the Company issued an additional 5,447,438 shares of its common stock as a result of several prior cashless exercise of 28,948,553 Warrants under a securities purchase agreement dated June 2, 2017. The exercise price of the securities issued due to the conversions of the June 2017 and the July 2017 Warrants were lowered to $0.006 in December 2017. For that reason, the shareholder presented the company with its request for the issuance of the additional subject shares. Upon the cashless exercise of these warrants, the Company valued such Warrants using the Binomial valuation model and calculated a fair value of $142,651 which was recorded as a reduction of derivative liabilities and as gain on debt extinguishment.

Convertible Debt

In July 2018, the Company issued an 8% Convertible Promissory Note for principal borrowings of $150,000. The 8% convertible promissory note and all accrued interest are due in July 2019. The Company received proceeds for a total of $150,000 and paid no original issuance costs or related loan fees in connection with this note payable. The note is unsecured and bears interest at the rate of 8% per annum from the issuance date thereof until the note is paid. The note holder has the right to convert beginning on the date which was the issuance date the outstanding principal amount and accrued but unpaid interest into the Company’s common stock at a conversion price equal to 75% of the average of the closing prices of the Company’s common stock during the 5 trading days immediately preceding the conversion date. During the first 30 to 365 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under these notes, together with any other amounts that the Company may owe the holder under the terms of these notes, at a premium ranging from 105% to 110% as defined in the note agreements. After this initial 365-day period, the Company does not have a right to prepay the note.

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

On December 29, 2017, the Board of Directors of the Company determined to sell or otherwise dispose of its interest in Vitel and Oncbiomune Mexico due to disputes with the original Vitel Stockholders and resulting loss of operational control of the assets and operations of Vitel and OncBiomune Mexico. Accordingly, as of December 31, 2017, the Company presented Vitel and Oncbiomune Mexico as discontinued operations and effective January 1, 2018 has deconsolidated these wholly-owned subsidiaries in accordance with ASC 810-10 “Consolidation”. However, at June 30, 2018 and after deconsolidation, the Company has recorded the liabilities of these subsidiaries that existed at December 31, 2017 as a contingent liability and therefore reflected liabilities of discontinued operation of $686,547 on the accompanying condensed consolidated balance sheet, which consist of account payable balances incurred through December 31, 2017.

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

Results of Operations

Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017

Operating Revenue, Costs of Revenues, and Gross Margin

We did not generate any revenues from continuing operations for the three and six months ended June 30, 2018 and 2017.

Operating Expenses

For the three months ended June 30, 2018, operating expenses amounted to $343,738 as compared to $723,633 for the three months ended June 30, 2017, a decrease of $379,895 or 52.5%. For the six months ended June 30, 2018, operating expenses amounted to $789,784 as compared to $1,500,402 for the six months ended June 30, 2017, a decrease of $710,618 or 47.4%. For the three and six months ended June 30, 2018 and 2017, operating expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Professional fees	$138,696	$438,314	$315,793	$850,573
Compensation expense	137,556	197,076	306,855	466,597
Research and development expense	27,902	36,318	84,781	68,232
General and administrative expenses	39,584	51,925	82,355	115,000
Total	$343,738	$723,633	$789,784	$1,500,402

●	For the three months ended June 30, 2018, professional fees decreased by $299,618 or 68.4%, as compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, professional fees decreased by $534,780, or 62.9%, as compared to the six months ended June 30, 2017. For the three and six months ended June 30, 2018, the decrease was primarily attributable to a decrease in investor relations fees of approximately $304,000 and $488,000 and a decrease in legal fees of approximately $5,000 and $62,000, respectively.

●	For the three months ended June 30, 2018, compensation expense decreased by $59,520, or 30.2%, as compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, compensation expense decreased by $159,742, or 34.2%, as compared to the six months ended June 30, 2017. For the three and six months ended June 30, 2018, the decrease was attributable to a decrease in stock-based compensation of approximately $24,000 and $107,000, respectively, and a decrease in other administrative compensation.

●	For the three months ended June 30, 2018, research and development expense decreased by $8,416, or 23.2%, and increased by $16,549 or 24.3%, as compared to the three and six months ended June 30, 2017, respectively, which related to a decrease and small increase in research activities respectively.

●	For the three months ended June 30, 2018, general and administrative expenses decreased by $12,341, or 23.8%, as compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, general and administrative expenses decreased by $32,645, or 28.4%, as compared to the six months ended June 30, 2017. The decrease was primarily due a reduction in travel and entertainment, rent expense and other general and administrative expenses.

Loss from Operations

For the three months ended June 30, 2018, loss from operations amounted to $343,738 as compared to $723,633 for the three months ended June 30, 2017, a decrease of $379,895, or 52.5%. For the six months ended June 30, 2018, loss from operations amounted to $789,784 as compared to $1,500,402 for the six months ended June 30, 2017, a decrease of $710,618, or 47.4%. The decreases are primarily a result of the decreases in operating expenses discussed above.

Other Income (Expense)

For the three months ended June 30, 2018, we had total other expense of $4,365,357 as compared to other income of $672,118 for the three months ended June 30, 2017, a change of $5,037,475, or 749.5%. This change was primarily due to the recording of a loss from the fair value of derivative liabilities of $4,121,797 in the 2018 period as compared to income from the fair value of derivative liabilities of $850,704 in the 2017 period, a reduction of $4,972,501, or 584.5%. Additionally, during the three months ended June 30, 2018, we recorded a gain on debt extinguishment of $133,353 as compared to $9,060 for the three months ended June 30, 2017, an increase of $124,293 or 1,371.9%. This other income was offset by an increase in interest expense of $155,180 or 84.6%, related to an increase in interest-bearing debt and default interest, and other expenses of $71,885.

For the six months ended June 30, 2018, we had total other income of $5,398,629 as compared to other expense of $1,284,260 for the six months ended June 30, 2017, a change of $6,682,889, or 520.4%. This change was primarily due to the recording of a gain from the fair value of derivative liabilities of $5,355,681 in the 2018 period as compared to a loss from the fair value of derivative liabilities of $963,529 in the 2017 period, a reduction of $6,319,210, or 655.8%. Additionally, during the six months ended June 30, 2018, we recorded a gain on debt extinguishment of $750,493 as compared to $9,060 an increase of $741,433 or 8,183.6. %, for the six months ended June 30, 2017. This other income was offset by an increase in interest expense of $417,817 or 129.2%, related to an increase in interest-bearing debt and default interest.

Loss from Continuing Operations

For the three months ended June 30, 2018, loss from continuing operations amounted to $4,709,095, or ($ 0.02) per share (basic) and a $(0.02) per share (diluted) as compared to a loss from continuing operations of $51,515, or $(0.00) per share (basic and diluted) for the three months ended June 30, 2017, an increase of $4,657,580, or 9,041.2%.

For the six months ended June 30, 2018, income from continuing operations amounted to $4,608,845, or $ 0.02 per share (basic) and a $0.00 per share (diluted) as compared to a loss from continuing operations of $2,784,662, or $(0.03) per share (basic and diluted) for the six months ended June 30, 2017, an increase of $7,393,507, or 265.5%.

Loss from discontinued operations, net of income taxes

Our loss from discontinued operations was $0, or $0.00 per share (basic and diluted), for the three months ended June 30, 2018, as compared with a loss from discontinued operations of $194,326 or $0.00 per share (basic and diluted), for the three months ended June 30, 2017.

Our loss from discontinued operations was $0 or $0.00 per share (basic and diluted), for the six months ended June 30, 2018, as compared with a loss from discontinued operations of $243,827 or ($0.00) per share (basic and diluted), for the six months ended June 30, 2017.

The summarized operating results of discontinued operations included in the Company’s consolidated statements of operations is as follows:

	Three months Ended June 30,		Six months Ended June 30,
	2018	2017	2018		2017
Revenues	$-	$145,723		$-	$160,114
Cost of revenues	-	92,328		-	102,916
Gross profit	-	53,395		-	57,198
Operating expenses:
Other operating expenses	-	247,721		-	301,025
Total operating expenses		247,721		-	301,025
Loss from discontinued operations, net of income taxes	$-	$(194,326)	$		$(243,827)

Net Loss

For the three months ended June 30, 2018, we had a net loss of $4,709,095, or ($0.02) per common share (basic and diluted) as compared to a net loss of $245,841 or ($0.00) per common share (basic and diluted) for the three months ended June 30, 2017, an increase of $4,463,254 or 1,815.5%.

For the six months ended June 30, 2018, we had a net income of $4,608,845, or $0.02 per common share (basic) and $0.00 per common share (diluted) as compared to a net loss of $3,028,489 or $(0.03) per common share (basic and diluted) for the six months ended June 30, 2017, an increase of $7,637,334, or 252.2%.

Foreign currency translation gain (loss)

The functional currency of our deconsolidated subsidiaries operating in Mexico is the Mexican Peso (“Peso”). The financial statements of our deconsolidated subsidiaries were translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $30,078 for the three months ended June 30, 2018 as compared to a foreign currency translation loss of $14,244 for the three months ended June 30, 2017, respectively. For the six months ended June 30, 2018 we reported a foreign currency translation loss of $25,184 as compared to a foreign currency translation loss of $18,116 for the six months ended June 30, 2017, respectively. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive loss

As a result of our foreign currency translation gain, we had comprehensive loss for the three months ended June 30, 2018 of $4,679,017, compared to comprehensive loss of $260,085 for the three months ended June 30, 2017. Additionally, we had comprehensive income for the six months ended June 30, 2018 of $4,583,661, compared to comprehensive loss of $3,046,605 for the six months ended June 30, 2017.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $9,815,070 and cash of $2,241 as of June 30, 2018 and a working capital deficit of $14,822,020 and $1,431 of cash as of December 31, 2017.

			December 31, 2017 to June 30, 2018
	June 30, 2018	December 31, 2017	Change	Percentage Change
Working capital deficit:
Total current assets	$19,680	$14,117	$5,563	39.4%
Total current liabilities	(9,834,750)	(14,836,137)	5,001,387	33.7%
Working capital deficit:	$(9,815,070)	$(14,822,020)	$5,006,950	33.8%

The decrease in working capital deficit was primarily attributable to an increase in current assets of $5,563 and a decrease in current liabilities of $5,001,387, including a decrease in derivative liabilities of $5,536,395 offset by an increase in convertible debt, net of $242,824.

Cash Flows

Changes in our cash balance are summarized as follows:

	Six months Ended June 30, 2018	Six months Ended June 30, 2017
Net cash used in operating activities	$(672,786)	$(1,285,330)
Net cash used in investing activities	-	(11,571)
Net cash provided by financing activities	673,596	1,402,901
Effect of exchange rate changes on cash	-	5,895
Net increase in cash	$810	$111,895

Net Cash Used in Operating Activities

Net cash flow used in operating activities was $672,786 for the six months ended June 30, 2018 as compared to $1,285,330 for the six months ended June 30, 2017, a decrease of $612,544, or 47.7%.

●	Net cash flow used in operating activities for the six months ended June 30, 2018 primarily reflected our net income of $4,608,845 adjusted for the add-back on non-cash items such as derivative income of $5,335,682, stock-based compensation expense of $44,854, amortization of debt discount of $501,962, gain on debt extinguishment of $750,492, gain on foreign currency transactions of $25,184 and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses of $4,753, an increase in accounts payable of $2,761, a decrease in liabilities of discontinued liabilities of $8,449 and an increase in accrued liabilities of $312,183.

●	Net cash flow used in operating activities for the six months ended June 30, 2017 primarily reflected a net loss of $3,028,489 adjusted for non-cash items such as stock-based compensation of $153,721, amortization of debt discount of $291,668, derivative expense of $963,529, and bad debt expense of $42,246 and changes in operating assets and liabilities of $298,547.

Net Cash Used in Investing Activities

Net cash flow used in investing activities was $0 for the six months ended June 30, 2018 as compared to $11,571 for the six months ended June 30, 2017. During the six months ended June 30, 2017, we received cash from acquisition of Vitel of $39,144 offset by cash used for the acquisition of property and equipment of $715 and the acquisition of intangible assets of $50,000.

Cash Provided By Financing Activities

Net cash provided by financing activities was $673,596 for the six months ended June 30, 2018 as compared to $1,402,901 for the six months ended June 30, 2017 a decrease of $729,305, or 66.2%. During the six months ended June 30, 2018, we received net proceeds from the sale of common stock and subscription receivable of $6,000, received cash from convertible debt of $666,666, and proceeds from related party advances of $77,596, offset by the payment of debt issue costs paid of $76,666. During the six months ended June 30, 2017, we received net proceeds from the sale of common stock of $1,038,442, proceeds of $43,439 from related party advances, net proceeds from convertible debt of $183,240, and proceeds from notes payable of $139,125, partially offset by a decrease in a bank overdraft and payments to our line of credit.

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

Going Concern

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying unaudited condensed consolidated financial statements, we had a loss from operations of $789,784 and $1,500,402 for the six months ended June 30, 2018 and 2017, respectively. The net cash used in operations were $672,786 and $1,285,330 for the six months ended June 30, 2018 and 2017, respectively. Additionally, we had an accumulated deficit of $19,047,144 and $23,655,989 at June 30, 2018 and at December 31, 2017, respectively, had a working capital deficit of $9,815,070 at June 30, 2018, had no revenues from continuing operations since inception, and we are in default on certain convertible debt instruments and loans. Management believes that these matters raise substantial doubt about our ability to continue as a going concern for twelve months from the issuance date of this report. Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for the fiscal year ending December 31, 2018. We will seek to raise capital through additional debt and/or equity financings to fund our operations in the future.

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

During the six months ended June 30, 2018, the Company issued 13,028,779 shares of common share for the conversion of principal balance of $139,712, accrued interest of $21,869 and recorded additional default interest expense of $8,892

The November 2016 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these November 2016 Notes, the Company sold stock at a share price of $0.075 per share then to $0.05 per share and then $0.01 per share. Accordingly, pursuant to these ratchet provisions, the conversion price on the November 2016 Notes were lowered to $0.05 per share then to $0.03 per share and then to $0.006 per share and the exercise price of the November 2016 Warrants was lowered to $0.006. Additionally, the total number of November 2016 Warrants were increased on a full ratchet basis from 2,333,334 warrants to 13,611,114 warrants. In September 2017, the Company issued 9,547,087 shares of its common stock upon the cashless exercise of 9,074,076 of these warrants. The remaining 4,537,038 warrants were then ratcheted to 22,685,192 warrants based on the new ratcheted down $0.006 per share exercise price.

June 2017 Financing

On June 2, 2017, we entered into a 2 nd Securities Purchase Agreement (the “2 nd Securities Purchase Agreement”) with the Purchasers for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the 2 nd Securities Purchase Agreement, we issued upon closing to the Purchasers for an aggregate subscription amount of $233,345: (i) 14.29% Original Issue Discount 10% Senior Secured Convertible Notes (the “June 2017 Notes”); and (ii) warrants (the “June 2017 Warrants”) to purchase 1,555,633 shares of the Company’s common stock, par value $0.001 per share at an initial exercise price of $0.175 (subject to adjustments under certain conditions as defined in the June 2017 Warrants) and exercisable for five years after the issuance date.

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

In 2018, the Company also increased the principal amount of these notes by $2,268 for other default charges and other expenses.

The June 2017 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these June 2017 Notes, the Company sold stock at a share price of $0.05 per share and then $.01 per share. Accordingly, pursuant to these ratchet provisions, the conversion price of the notes were lowered to $0.006 per shares and the exercise price of the June 2017 Warrants were lowered to $0.006 per share and the total number of June 2017 Warrants were increased on a full ratchet basis from 1,555,632 warrants to 45,372,600 warrants, an increase of 43,816,968 warrants. During the six months ended June 30, 2018, the Company issued 6,893,145 shares of its common stock upon the cashless exercise of 9,074,520 of these warrants and cancelled 6,049,680 warrants related to a change in the estimate of the number warrants reflected as issued previously calculated in connection with the full ratchet adjustment terms of the warrant.

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

The July 2017 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these July 2017 Notes, the Company sold stock at a share price of $0.05 per share and then at $0.01 per share. Accordingly, pursuant to these ratchet provisions, the conversion price of the notes were lowered to $0.006 per share and the exercise price of the July 2017 Warrants were lowered to $0.006 per share and the total number of July 2017 Warrants were increased on a full ratchet basis from 4,769,763 warrants to 79,496,050 warrants, an increase of 74,726,287 warrants. During the six months ended June 30, 2018, the Company issued 15,845,290 shares of its common stock upon the cashless exercise of 19,874,013 of these warrants and cancelled 6,624,670 warrants related to a change in the estimate of the number warrants reflected as issued previously calculated in connection with the full ratchet adjustment terms of the warrant.

January 2018 Financing

On January 29, 2018, we entered into and closed on a 4 th Securities Purchase Agreement (the “4 th Securities Purchase Agreement”) with three institutional investors (the “Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the 4 th Securities Purchase Agreement, we issued upon closing to the Purchasers for an aggregate subscription amount of $333,333: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,333 (the “January 2018 Notes”); and (ii) 5 year warrants (the “January 2018 Warrants”) to purchase 8,333,333 shares of the Company’s common stock par value $0.001 per share at an exercise price of $0.04 per share (subject to adjustments under certain conditions as defined in the Warrants). The closing under the 4 th Securities Purchase Agreement occurred on January 29, 2018. The aggregate principal amount of the January 2018 Notes is $333,333 and we received $295,000 after giving effect to the original issue discount of $33,333 and offering costs of $5,000. These Notes bear interest at a rate equal to 5% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the Notes)), have a maturity date of September 29, 2018 and are convertible (principal, and interest) at any time after the issuance date of these Notes into shares of the Company’s Common Stock at a conversion price equal to $0.03 per share (subject to adjustment as provided in the Note), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the January 2018 Notes shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the Common Stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”) and the exercise price of the January 2018 Warrants shall be 60% of the Default Conversion Price.

On June 30, 2018, in connection with the 4 th Securities Purchase Agreement (see Note 4), the Company issued the January 2018 Warrants to purchase 14,342,406 shares of the Company’s common stock, par value $0.001 per share at an exercise price of $0.015 (subject to adjustments under certain conditions as defined in the January 2018 Warrants). The January 2018 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception.

These Notes provide for three amortization payments on the six-month, seven-month and eight-month anniversary of the original issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 110% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 115% of the applicable amortization payment. These Notes may be prepaid at any time until the 180th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the five months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the Notes and accrued and unpaid interest during the six month following the Original Issue Date. In order to prepay these Notes, the Company shall provide 20 Trading Days prior written notice to the Purchaser, during which time the Purchaser may convert the Notes in whole or in part at the Conversion Price. The January 2018 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these January 2018 Notes, the Company defaulted on these Notes. Accordingly, pursuant to the default provisions, the conversion price of the notes were lowered to 60% of the lowest closing price during the prior twenty trading days of the Common Stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”) and the exercise price of the January 2018 Warrants shall be 60% of the Default Conversion Price and the total number of January 2018 Warrants were increased on a full ratchet basis from 8,333,334 warrants to 22,675,740, an increase of 14,342,406 warrants.

March 2018 Financing

On March 13, 2018, we entered into a 5th Securities Purchase Agreement (the “5th Securities Purchase Agreement”) securities with three institutional investors for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Purchase Agreement, we Company issued for an aggregate subscription amount of $333,333: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,333 (the “Notes”) and (ii) warrants (the “Warrants”) to purchase an aggregate of 12,500,000 shares of the Company’s common stock at an exercise price of $0.04 per share. The aggregate principal amount of the Notes is $333,333 and as of the date the Company received $61,000 after giving effect to the original issue discount of $33,333 and offering costs of $10,000 which are treated as a debt discount, the payment of legal and accounting fees of $29,000 not related to these Notes, and the funding of an escrow account held by the escrows agent of $200,000. The Notes bear interest at a rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the Notes)), shall mature eight months from issuance and the principal and interest are convertible at any time at a conversion price equal to $0.02 per share (subject to adjustment as provided in the Notes); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the Notes shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the Common Stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”) and the exercise price of the March 2018 Warrants shall be 60% of the Default Conversion Price.

.

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

The March 2018 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these March 2018 Notes, the Company defaulted on these Notes. Accordingly, pursuant to the default provisions, the conversion price of the notes were lowered to the Default Conversion Price and the exercise price of the March 2018 Warrants shall be 60% of the Default Conversion Price and the total number of March 2018 Warrants were increased on a full ratchet basis from 12,500,000 warrants to 34,013,605, an increase of 21,513,605 warrants.

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

During the six months ended June 30, 2018, the Company issued 38,395,067 shares of its common stock upon the conversion of principal note balances of $279,359 and interest and penalties of $91,907.

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

Through March 31, 2018, pursuant to ASC 505-50 – “Equity-Based Payments to Non-Employees”, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, we periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and we adjust the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. We early adopted ASU No. 2018-07 in the second quarter of 2018, and the adoption did not have any impact on its consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2018, our disclosure controls and procedures were not effective.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares issued for cash

From April 1 to June 30, 2018, we issued 9,945,058 shares upon conversion of debt of $30,000 and accrued interest of $5,577.

During April 1 to June 30, 2018, we issued 4,309,342 shares of our common stock upon the cashless exercise of 3,591,119 Warrants.

The above securities were issued in reliance upon the exemptions provided by Section 4(a) (2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2018, we were in default on our convertible debt instruments and loans caused by the non-payment of balance due pursuant to the repayment terms and late filing of our annual and quarterly reports.

From June 2017 to September 2017, we entered into loan agreements with several third parties (the “Loans”). Pursuant to the loan agreements, we borrowed an aggregate of $538,875. The Loans bear interest at an annual rate of 33.3%, are unsecured and are in default due to non-payment.

At June 30, 2018, we were in default on our convertible note payable with principal balances aggregating $1,230,333 due to the late filing of our annual and quarterly filings and due to non-payment of notes on the due date. Pursuant to the default provisions, the conversion price of the notes were lowered to $0.006 or the Default Conversion Price (defined as 60% of the lowest closing price during the prior twenty trading days of the Common Stock as reported on the OTCQB or other principal trading market) and the exercise price of the Warrants shall be 60% of the Default Conversion Price.

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

ONCBIOMUNE PHARMACEUTICALS, INC.

Date: August 14, 2018	By:	/s/ Jonathan F. Head, PhD
Jonathan F. Head, PhD
Chief Executive Officer (principal executive officer)

Date: August 14, 2018	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk
Chief Financial Officer and President (principal financial officer and principal accounting officer)

