Form 10-Q
period 2018-09-30
OncBioMune Pharmaceuticals, Inc
filed 2018-11-14
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
[ ]	[ ]	[ ]	[X]	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 263,657,001 shares as of November 12, 2018.

ONCBIOMUNE PHARMACEUTICALS, INC.

Form 10-Q

September 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$50,333	$1,431
Prepaid expenses and other current assets	226,245	12,686

Total Current Assets	276,578	14,117

OTHER ASSETS:
Property and equipment, net	4,889	6,642
Security deposit	6,400	6,400

Total Assets	$287,867	$27,159

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible debt, net	$794,455	$686,383
Notes payable	538,875	538,875
Accounts payable	457,519	378,227
Accrued liabilities	677,143	309,312
Derivative liabilities	7,042,374	11,966,760
Liabilities of discontinued operations	686,547	694,996
Due to related parties	333,823	261,584

Total Current Liabilities	10,530,736	14,836,137

Commitments and contingencies (Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 20,000,000 authorized;
Series A Preferred stock ($0.0001 par value; 1,000,000 shares authorized; 1,000,000 issued and outstanding at September 30, 2018 and December 31, 2017)	100	100
Series B Preferred stock ($0.0001 par value; 7,892,000 shares authorized; 7,892,000 issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	789	789
Common stock: $0.0001 par value, 500,000,000 shares authorized; 252,571,258 and 170,336,237 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	25,257	17,034
Additional paid-in capital	9,422,662	8,803,904
Accumulated deficit	(19,691,677)	(23,655,989)
Accumulated other comprehensive loss	-	25,184

Total Stockholders’ Deficit	(10,242,869)	(14,808,978)

Total Liabilities and Stockholders’ Deficit	$287,867	$27,159

See accompanying notes to unaudited condensed consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Month Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	207,876	359,973	523,669	1,210,546
Compensation expense	233,072	155,310	539,927	621,907
Research and development expense	16,316	5,488	101,097	73,720
General and administrative expenses	36,221	66,364	118,576	181,364
Impairment loss	-	4,695,596	-	4,695,596

Total Operating Expenses	493,485	5,282,731	1,283,269	6,783,133

LOSS FROM OPERATIONS	(493,485)	(5,282,731)	(1,283,269)	(6,783,133)

OTHER INCOME (EXPENSE):
Interest expense	(650,092)	(203,347)	(1,391,270)	(526,708)
Interest expense - related party	-	-	-	-
Derivative income (expense)	(860,084)	(1,363,793)	4,495,597	(2,327,322)
Gain on debt extinguishment	1,359,128	929,409	2,109,621	938,469
Gain (loss) on foreign currency transactions	-	6,430	33,633	-

Total Other Income (Expense)	(151,048)	(631,301)	5,247,581	(1,915,561)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(644,533)	(5,914,032)	3,964,312	(8,698,694)

DISCONTINUTED OPERATIONS:
Loss from discontinued operations	-	(185,925)	-	(429,752)

Total Loss from Discontinued Operations	-	(185,925)	-	(429,752)

NET INCOME (LOSS)	$(644,533)	$(6,099,957)	$3,964,312	$(9,128,446)

COMPREHENSIVE INCOME (LOSS:)
Net income (loss)	$(644,533)	$(6,099,957)	$3,964,312	$(9,128,446)

Other comprehensive loss:
Unrealized foreign currency translation gain (loss)	-	(10,711)	(25,184)	(28,827)

Comprehensive income (loss)	$(644,533)	$(6,110,668)	$3,939,128	$(9,157,273)

NET INCOME (LOSS) PER COMMON SHARE - Basic:
Continuing operations - basic	$-	$(0.04)	$0.02	$(0.07)
Discontinued operations - basic	-	(0.00)	-	(0.00)

Net income (loss) per common share - basic	$-	$(0.04)	$0.02	$(0.07)

NET INCOME (LOSS) PER COMMON SHARE - Diluted:
Continuing operations - diluted	$-	$(0.04)	$0.02	$(0.07)
Discontinued operations - diluted	-	(0.00)	-	(0.00)

Net income (loss) per common share - diluted	$-	$(0.04)	$0.02	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	245,844,818	139,917,339	224,271,427	117,671,151
Diluted	245,844,818	139,917,339	224,271,427	117,671,151

See accompanying notes to unaudited condensed consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,964,312	$(9,128,446)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,753	2,364
Stock-based compensation	154,068	177,671
Stock issued for services	52,500	35,850
Amortization of debt discount	848,280	453,720
Derivative (income) expense	(4,495,598)	2,327,322
Gain on debt extinguishment	(2,355,431)	(938,471)
Non-cash interest on debt	301,394
Gain on foreign currency transactions	(25,184)	-
Impairment loss	-	4,695,596
Impairment loss - discontinued operation	-	41,096
Change in operating assets and liabilities:
Assets of discontinued operations	-	32,989
Prepaid expenses and other current assets	(213,559)	15,998
Accounts payable	79,292	36,258
Liabilities of discontinued operations	(8,449)	53,837
Accrued liabilities	399,833	160,204

NET CASH USED IN OPERATING ACTIVITIES	(1,296,789)	(2,034,012)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(715)
Acquisition of intangible assets	-	(50,000)
Cash received in acquisition	-	39,144

NET CASH USED IN INVESTING ACTIVITIES	-	(11,571)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances, net	72,239	43,000
Proceeds from convertible debt, net	1,921,643	473,240
Proceeds from notes payable	-	538,875
Proceeds from sale of common stock and subscription receivable	6,000	1,088,442
Repayment of convertible debt	(654,191)	-
Decrease in bank overdraft	-	(812)
Payments to line of credit	-	(533)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,345,691	2,142,212

NET INCREASE IN CASH	48,902	96,629

Effect of exchange rate changes on cash and cash equivalents	-	(13,068)

CASH, beginning of period	1,431	-

CASH, end of period	$50,333	$83,561

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$484,151	$17,134
Income taxes	$-	$-

Non-cash investing and financing activities:
Reclassification of interest payable to convertible debt	$-	$17,836
Issuance of common stock for convertible debt and interest	$414,413	$390,612
Issuance of common stock for casheless exercise of warrants	$3,271	$-
Debt discount recorded for loan fees, OID and derivative liability	$7,160,959	$473,240

Liabilities assumed in acquisition	$-	$433,947
Less: assets acquired in acquisition	-	325,702
Net liabilities assumed	-	108,245
Fair value of shares for acquisition	-	4,587,351
Increase in intangible assets	$-	$4,695,596

See accompanying notes to unaudited condensed consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

OncBioMune Pharmaceuticals, Inc. (the “Company,” “we,” “us” or “our”) is a biotechnology company specializing in innovative cancer treatment therapies. The Company has proprietary rights to an immunotherapy platform with an initial concentration on prostate and breast cancers that can also be used to fight any solid tumor. Additionally, the Company has targeted therapies. The Company’s mission is to improve the overall patient condition through innovative bio-immunotherapy with proven treatment protocols, to lower deaths associated with cancer and to reduce the cost of cancer treatment. The Company’s technology is safe, and utilizes clinically proven research methods of treatment to provide optimal success of patient recovery.

On August 19, 2016, the Company and Vitel Laboratorios, S.A. de C.V., a Mexican variable stock corporation (“Vitel”) entered into a Shareholders’ Agreement related to the launch of Oncbiomune México, S.A. De C.V. (“Oncbiomune Mexico”) for the purposes of developing and commercializing the Company’s ProscaVax™ vaccine technology and cancer technologies in México, Central and Latin America (“MALA”). Under the terms of the Shareholders Agreement, the Company agreed to assign to Oncbiomune Mexico limited patent and intellectual property rights and trademarks related to its OVCAVAX, ProscaVax™ vaccine technology and cancer technologies and future developments related to these technologies. Prior to March 10, 2017, the Company and Vitel each owned 50% of Oncbiomune Mexico and Oncbiomune Mexico was treated as an equity-method investee for accounting purposes. Oncbiomune Mexico had minimal activity in 2016 and prior to March 10, 2017. On March 10, 2017, Oncbiomune Mexico became a wholly owned subsidiary of the Company.

On March 10, 2017 (the “Closing Date”), the Company completed the acquisition of 100% of the issued and outstanding capital stock of Vitel from its shareholders Manuel Cosme Odabachian and Carlos Fernando Alaman Volnie (collectively, the “Vitel Stockholders”) pursuant to the terms and conditions of a Contribution Agreement to the Property of Trust F/2868 entered into among the Company and the Vitel Stockholders on the Closing Date (the “Contribution Agreement”). Vitel is a revenue-stage Mexico-based pharmaceutical company that sells generic drugs in MALA. The Company acquired Vitel for the purpose of commercializing the Company’s ProscaVax™ vaccine technology and cancer technologies in MALA and to utilize Vitel’s distribution network and customer and industry relationships.

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

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying unaudited condensed consolidated financial statements, the Company had net loss from operations of $1,283,269 and $6,783,133 for the nine months ended September 30, 2018 and 2017, respectively. The net cash used in operations was $1,296,789 and $2,034,012 for the nine months ended September 30, 2018 and 2017, respectively. Additionally, the Company had an accumulated deficit of $19,691,677 and $23,655,989 at September 30, 2018 and December 31, 2017, respectively, had a stockholders’ deficit of $10,242,869 and $14,808,978 at September 30, 2018 and December 31, 2017, respectively, and had a working capital deficit of $10,254,158 at September 30, 2018, had no revenues from continuing operations since inception, and is currently in default on certain convertible debt instruments. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. The Company will seek to raise capital through additional debt and/or equity financings to fund its operations in the future.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the nine months ended September 30, 2018 and 2017 include the valuation of assets and liabilities of discontinued operations, useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation of derivative liabilities, and the fair value of assets acquired and liabilities assumed in the business acquisition.

Concentrations

Generally, the Company relies on one vendor as a single source of raw materials to produce certain components of its cancer treatment products. Any production shortfall that impairs the supply of the antigen in ProscaVax™ to the Company could have a material adverse effect on the Company’s business, financial condition and results of operations. If the Company is unable to obtain a sufficient quantity of antigen, there could be a substantial delay in successfully developing a second source supplier.

Fair value of financial instruments and fair value measurements

Accounting Standards Codification (“ASC”) 820 — Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2018 and December 31, 2017. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2:	Inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3:	Inputs are unobservable inputs that reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

The carrying amounts reported in the consolidated balance sheets for cash, due to related parties, prepaid expenses, convertible debt, notes payable, accounts payable and accrued liabilities, approximate their fair market value based on the short-term maturity of these instruments. The Company accounts for certain instruments at fair value using level 3 valuation. Assets and liabilities measured at fair value on a recurring basis are as follows at September 30, 2018 and December 31, 2017:

	At September 30, 2018			At December 31, 2017
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$7,042,374	—	—	11,966,760

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at December 31, 2017	$11,966,760
Initial valuation of derivative liabilities included in debt discount	1,926,643
Initial valuation of derivative liabilities included in derivative expense	1,803,207
Reclassification of derivative liabilities to gain on debt extinguishment upon conversion of debt	(365,564)
Reclassification of derivative liabilities to gain on debt extinguishment upon cashless exercise of warrants	(666,756)
Reclassification of derivative liabilities to gain on debt extinguishment for debt settlement	(1,323,111)
Change in fair value included in derivative income (expense)	(6,298,805)
Balance at September 30, 2018	$7,042,374

ASC 825-10 — Financial Instruments, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At September 30, 2018 and December 31, 2017, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of September 30, 2018 and December 31, 2017. The Company has not experienced any losses in such accounts through September 30, 2018.

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

Impairment of long-lived assets

In accordance with ASC 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. On September 30, 2017, the Company recognized an impairment loss of $4,736,692 since the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The impairment loss consists of an impairment of intangibles of $4,695,596 recorded in connection with the acquisition of Vitel (see Note 3) and the impairment of an acquired drug formula of $41,096 included in the discontinued operations.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Revenue recognition

In May 2014, FASB issued an update Accounting Standards Update, ASU 2014-09, establishing ASC 606 — Revenue from Contracts with Customers. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard in 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on the Company’s sources of revenue, the Company has concluded that ASU 2014-09 did not have any impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers.

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

Through March 31, 2018, pursuant to ASC 505-50 — Equity-Based Payments to Non-Employees, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07 in the second quarter of 2018, and the adoption did not have any impact on its consolidated financial statements.

Income taxes

The Company accounts for income tax using the liability method prescribed by ASC 740 — Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2018 and December 31, 2017, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. Tax years that remain subject to examination are the years ending on and after December 31, 2011. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2018.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

	September 30, 2018	September 30, 2017
Stock warrants	206,635,707	23,479,438
Convertible debt	175,711,301	19,068,568
Stock options	21,500,000	4,000,000

The following table presents a reconciliation of basic and diluted net income per share:

	Nine Months Ended September 30,
	2018	2017
Income (loss) per common share - basic:
Income (loss) from continuing operations	$3,964,312	$(8,698,694)
Loss from discontinued operations	-	(429,752)
Net income (loss)	$3,964,312	$(9,128,446)
Weighted average common shares outstanding - basic	224,271,427	117,671,151
Net income (loss) per common share – basic:
From continuing operations	$0.02	(0.07)
From discontinued operations	0.00	(0.00)
Net income (loss) per common share - basic	$0.02	$(0.07)

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$3,964,312	$(6,783,133)
Add: interest of convertible debt	1,391,270	(526,708)
Less: derivative income and debt settlement income	(6,605,218)	(1,388,853)
Less: gain on foreign currency transactions	(33,633)	-
Numerator for loss from continuing operations per common share - diluted	(1,283,269)	(8,698,694)
Numerator for loss from discontinuing operations per common share - diluted	-	(429,752)
Net loss per common share – diluted	$(1,283,269)	$(9,128,446)

Weighted average common shares outstanding - basic	224,271,427	117,671,151
Effect of dilutive securities:
Stock options and warrants	-	-
Convertible notes payable	-	-
Weighted average common shares outstanding – diluted	224,271,427	117,671,151
Net loss per common share – diluted:
From continuing operations	$(0.00)	(0.07)
From discontinued operations	(0.00)	(0.00)
Net loss per common share - diluted	$(0.00)	$(0.07)

Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred. For the nine months ended September 30, 2018 and 2017, research and development costs were $101,097 and $73,720, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and its U.S. subsidiary is the U.S. dollar and the functional currency of the Company’s discontinued subsidiaries located in Mexico is the Mexican Peso (“Peso”). For the discontinued subsidiaries whose functional currencies were the Peso, for the periods ended September 30, 2017, results of operations and cash flows were translated at average exchange rates during the period, assets and liabilities were translated at the spot exchange rate at the end of the period, and equity was translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars were included in determining comprehensive loss. Assets and liabilities denominated in foreign currencies were translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred. Additionally, transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. The Company did not enter into any material transactions in foreign currencies. Transaction gains or losses have not had, and will not have, any material effect on the results of operations of the Company.

Asset and liability accounts related to the Company’s discontinued Mexico operations at December 31, 2017 were translated at 19.670 Pesos to $1.00, which was the exchange rates on the balance sheet date. Equity accounts were translated at their historical rate. The average translation rates applied to the statements of operations for the nine months ended September 30, 2017 was 18.808 Pesos to $1.00. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. During 2018, the Company did not have any foreign currency translation or transaction adjustments.

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

Recent accounting pronouncements

On February 25, 2016, the FASB issued ASU No. 2016-02 to amend the accounting guidance for leases. The accounting applied by a lessor is largely unchanged under ASU 2016-02. However, the standard requires lessees to recognize lease assets and lease liabilities for leases classified as operating leases on the balance sheet. Lessees will recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it will recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company is currently assessing the impact of the guidance on its consolidated financial statements and notes to its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. The ASU allows companies to exclude a down round feature when determining whether a financial instrument (or embedded conversion feature) is considered indexed to the entity’s own stock. As a result, financial instruments (or embedded conversion features) with down round features may no longer be required to be accounted for as liabilities. A company will recognize the value of a down round feature only when it is triggered and the strike price has been adjusted downward. For equity-classified freestanding financial instruments, such as warrants, an entity will treat the value of the effect of the down round, when triggered, as a dividend and a reduction of income available to common shareholders in computing basic earnings per share. For convertible instruments with embedded conversion features containing down round provisions, entities will recognize the value of the down round as a beneficial conversion discount to be amortized to earnings. The guidance in ASU 2017-11 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, and the guidance is to be applied using a full or modified retrospective approach. The Company is evaluating the impact of the revised guidance and believes that this will have a significant impact on its consolidated financial statements.

In March 2018, pursuant to ASC 505-50 — Equity-Based Payments to Non-Employees, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the consolidated financial statements accordingly.

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

SEPTEMBER 30, 2018

(Unaudited)

NOTE 3 – DECONSOLIDATION AND DISCONTINUATION OF OPERATIONS OF VITEL AND ONCBIOMUNE MEXICO

On December 29, 2017, the Board of Directors of the Company determined to sell or otherwise dispose of its interest in Vitel and Oncbiomune Mexico due to disputes with the original Vitel Stockholders and resulting loss of operational control of the assets and operations of Vitel and Oncbiomune Mexico. Accordingly, as of December 31, 2017, the Company presented Vitel and Oncbiomune Mexico as discontinued operations and effective January 1, 2018 has deconsolidated these wholly-owned subsidiaries in accordance with ASC 810-10 — Consolidation. However, at September 30, 2018 and after deconsolidation, the Company has recorded the liabilities of these subsidiaries that existed at December 31, 2017 as a contingent liability and therefore reflected liabilities of discontinued operation of $686,547 on the accompanying condensed consolidated balance sheet, which consist of accounts payable balances incurred through December 31, 2017.

Pursuant to ASC 205-20 — Presentation of Financial Statements - Discontinued Operations, the business of the Oncbiomune Mexico and Vitel are now considered discontinued operations because of the Board of Director’s decision of December 29, 2017.

The assets and liabilities classified as discontinued operations in the Company’s consolidated financial statements as of September 30, 2018 and December 31, 2017, and for the nine months ended September 30, 2018 and 2017 is set forth below.

	September 30, 2018	December 31, 2017
Assets:
Current assets:
Cash	$-	-
Total current assets	-	-
Total assets	$-	$-
Liabilities:
Current liabilities:
Accounts payable	$686,547	$692,592
Due to related parties	-	432
Payroll liabilities	-	1,972
Total current liabilities	686,547	694,996
Total liabilities	$686,547	$694,996

The summarized operating result of discontinued operations included in the Company’s consolidated statements of operations is as follows:

	Nine Months Ended September 30,
	2018	2017
Revenues	$-	$278,686
Cost of revenues	-	156,084
Gross profit	-	122,602

Operating expenses		546,657
Other expenses	-	5,697
Total operating and other expenses	-	552,354
Loss from discontinued operations, net of income taxes	$-	$(429,752)

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

NOTE 4 – CONVERTIBLE DEBT

November 2016 Financing

On November 23, 2016, the Company entered into Amended and Restated Securities Purchase Agreements (the “Amended and Restated Securities Purchase Agreements”) with three institutional investors (the “Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Amended and Restated Securities Purchase Agreements, the Company issued upon closing to the Purchasers for an aggregate subscription amount of $350,000: (i) 14.29% Original Issue Discount 10% Senior Secured Convertible Notes (the “November 2016 Notes”); and (ii) warrants (the “Warrants”) to purchase aggregate of 2,333,334 shares of the Company’s common stock at an initial exercise price of $0.175 (subject to adjustments under certain conditions as defined in the Warrants) (see below for reduction of warrant exercise price) which are exercisable for a period of five years from November 23, 2016. The aggregate principal amount of the November 2016 Notes was $350,000 and the Company received $300,000 after giving effect to the original issue discount of $50,000. The November 2016 Notes bear interest at a rate equal to 10% per annum (which interest rate increased to 24% per annum upon the occurrence of an Event of Default (as defined in the November 2016 Notes)), had a maturity date of July 23, 2017 and were convertible (principal, and interest) at any time after the issuance date into shares of the Company’s common stock at an initial conversion price equal to $0.15 per share (subject to adjustment as provided in the Note) (see below for reduction for reduction of conversion price), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the November 2016 Notes shall be convertible and the Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). Due to non-payment of the November 2016 Notes, an event of default occurred and accordingly, the November 2016 Notes and Warrants are convertible and exercisable based on the default terms.

On May 23, 2017, in connection with the November 2016 Notes, the Company entered into forbearance agreements (the “Forbearance Agreements”) with the Purchases whereby the Purchasers waived any event of default, as defined in the November 2016 Notes. The Company failed to make a payment on May 23, 2017 to each of the Holders as required pursuant to the November 2016 Notes which resulted in an event of default under such Notes. As of result of the event of default, the aggregate amount owing under the November 2016 Notes as of May 23, 2017 was increased to $509,135 with such amount including a mandatory default amount of $141,299 and accrued interest of $17,836 resulting in debt settlement expense of $141,299 which was recorded in May 2017. The Forbearance Agreements also provide for the Holders to forbear their right to demand an immediate cash payment of the principal amount due plus accrued interest as a result of the Company’s failure to satisfy its payment obligations to the Holder on May 23, 2017 so long as the Company complies with its other obligations under the November 2016 Notes and the other transaction documents. The Forbearance Agreements did not waive the default interest rate of 24%. In consideration therefore, and as currently set forth in the November 2016 Notes, the Holders shall be entitled to convert such notes from time to time at their discretion in accordance with the terms of the November 2016 Notes and the November 2016 Notes shall not be subject to repayment unless agreed to by the Holder of such Note. In connection with the Forbearance Agreements, in May 2017, the Company increased the principal balance of the November 2016 Notes by $159,135, reduced accrued interest payable by $17,836, and recorded debt settlement expense of $141,299. In 2017, the Company also increased the principal amount of these notes by $42,327 for other default charges and other expenses.

In 2017, the Company converted $369,423 and $32,878 of outstanding principal and interest, respectively, of the November 2016 Notes into 8,362,338 shares of common stock.

During the six months ended June 30, 2018, the Company fully converted the remaining outstanding principal and interest of $139,712 and $21,869, respectively, of the November 2016 Notes into 13,028,779 shares of common stock. As of September 30, 2018, there were no November 2016 Notes outstanding.

The November 2016 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these November 2016 Notes, the Company sold stock at a share price of $0.075 per share then to $0.05 per share and then $0.01 per share. Accordingly, pursuant to these ratchet provisions, the conversion price on the November 2016 Notes were lowered to $0.05 per share then to $0.03 per share and then to $0.006 per share and the exercise price of the November 2016 Warrants was lowered to $0.006. Additionally, the total number of November 2016 Warrants were increased on a full ratchet basis from 2,333,334 warrants to 13,611,114 warrants (see Note 7). In September 2017, the Company issued 9,547,087 shares of its common stock upon the cashless exercise of 9,074,076 of these warrants (see Note 7). The remaining 4,537,038 warrants were then ratcheted to 22,685,192 warrants based on the new ratcheted down $0.006 per share exercise price. As of September 30, 2018, there were 22,685,192 warrants outstanding under the November 2016 Warrants.

June 2017 Financing

On June 2, 2017, the Company entered into a Securities Purchase Agreement (the “Second Securities Purchase Agreement”) with the Purchasers for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Second Securities Purchase Agreement, the Company issued the Purchasers for an aggregate subscription amount of $233,345: (i) 14.29% Original Issue Discount 10% Senior Secured Convertible Notes (the “June 2017 Notes”); and (ii) warrants (the “June 2017 Warrants”) to purchase an aggregate of 1,555,633 shares of the Company’s common stock, par value $0.0001 per share at an initial exercise price of $0.175 (subject to adjustments under certain conditions as defined in the June 2017 Warrants) and exercisable for five years after the issuance date.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

The aggregate principal amount of the June 2017 Notes was $233,345 and the Company received $190,000 after giving effect to the original issue discount of $33,345 and $10,000 of offering costs. The June 2017 Notes bear interest at a rate equal to 10% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the June 2017 Notes)), have a maturity date of February 2, 2018 and are convertible (principal and interest) at any time after the issuance date, into shares of the Company’s common stock at an initial conversion price equal to $0.15 per share (subject to adjustment as provided in the June 2017 Notes), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the June 2017 Note shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The June 2017 Notes provide for two amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 120% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 125% of the applicable amortization payment. The June 2017 Notes may be prepaid at any time until the 180th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the three months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the June 2017 Notes and accrued and unpaid interest during months four through six following the Original Issue Date. In order to prepay the June 2017 Notes, the Company shall provide 20 Trading Days prior written notice to the Holder, during which time the Holder may convert the June 2017 Notes in whole or in part at the Conversion Price. During the six months ended June 30, 2018, the Company also increased the principal amount of these notes by $2,268 for other default charges and other expenses. During the nine months ended September 30, 2018, the Company converted $118,786 and $7,036 outstanding principal and interest, respectively, of the June 2017 Notes into 14,864,066 shares of common stock. In addition, pursuant a securities purchase agreement dated September 24, 2018, the Company purchased back from one Purchaser, a June 2017 Note with $37,814 and $4,534 of outstanding principal and interest, respectively, (see—Puritan Settlement Agreement below). As of September 30, 2018, the June 2017 Notes had outstanding principal and accrued interest of $79,277 and $21,257, respectively.

The June 2017 Notes and related June 2017 Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these June 2017 Notes, the Company sold stock at a share price of $0.05 per share and then $0.01 per share. Accordingly, pursuant to these ratchet provisions, the conversion price of the notes were lowered to $0.006 per shares and the exercise price of the June 2017 Warrants were lowered to $0.006 per share and the total number of June 2017 Warrants were increased on a full ratchet basis from 1,555,632 warrants to 45,372,600 warrants, an increase of 43,816,968 warrants. During the nine months ended September 30, 2018, the Company initially issued 6,893,145 shares of its common stock upon the cashless exercise of 9,074,520 of the June 2017 Warrants. The Company issued an additional 1,605,492 shares of common stock pursuant to the ratchet adjustment of the converted 9,074,520 warrants bringing the total shares issued to 8,498,637. In addition, pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, June 2017 Warrants to purchase 6,049,680 (post anti-dilution) of the Company’s common stock (see—Puritan Settlement Agreement below). As of September 30, 2018, there were 30,248,400 warrants outstanding under the June 2017 Warrants.

July 2017 Financing

On July 26, 2017, the Company entered into a Securities Purchase Agreement (the “Third Securities Purchase Agreement”) with the Purchasers for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Third Securities Purchase Agreement, the Company issued to the Purchasers for an aggregate subscription amount of $300,000: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,883 (the “July 2017 Notes”); and (ii) warrants (the “July 2017 Warrants”) to purchase an aggregate of 4,769,763 shares of the Company’s common stock at an exercise price of $0.10 per share (subject to adjustments under certain conditions as defined in the Warrants). The July 2017 Notes were issued on July 26, 2017. The July 2017 Notes bear interest at a rate equal to 5% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the July 2017 Notes)), have a maturity date of March 25, 2018 and are convertible (principal, and interest) at any time after the issuance date into shares of the Company’s common stock at a conversion price equal to $0.07 per share (subject to adjustment as provided in the July 2017 Notes), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the July 2017 Notes shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”) and the exercise price of the July 2017 Warrants shall be 60% of the Default Conversion Price. The July 2017 Notes provide for three amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 110% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 115% of the applicable amortization payment. The July 2017 Notes may be prepaid at any time until the 210th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the three months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the July 2017 Notes and accrued and unpaid interest during months four through seven following the Original Issue Date. In order to prepay the July 2017 Notes, the Company shall provide 20 Trading Days prior written notice to the Purchaser, during which time the Purchaser may convert the July 2017 Notes in whole or in part at the Conversion Price. During the nine months ended September 30, 2018, the Company converted $60,861 and $10,558 outstanding principal and interest, respectively, of the July 2017 Notes into 14,691,253 shares of common stock. In addition, pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, a July 2017 Note with $155,812 and $38,395 of outstanding principal and interest, respectively (see—Puritan Settlement Agreement below). As of September 30, 2018, the July 2017 Notes had outstanding principal and accrued interest of $250,763 and $55,665, respectively.

The July 2017 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these July 2017 Notes, the Company sold stock at a share price of $0.05 per share and then at $0.01 per share. Accordingly, pursuant to these ratchet provisions, the conversion price of the July 2017 Notes was lowered to $0.006 per share and the exercise price of the July 2017 Warrants was lowered to $0.006 per share and the total number of July 2017 Warrants was increased on a full ratchet basis from 4,769,763 warrants to 79,496,050 warrants, an increase of 74,726,287 warrants (see Note 7). During the nine months ended September 30, 2018, the Company issued 24,216,732 shares of its common stock upon the cashless exercise of 26,498,683 of these warrants. As of September 30, 2018, there were 52,997,367 warrants outstanding under the July 2017 Warrants.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

January 2018 Financing

On January 29, 2018, the Company entered into a Securities Purchase Agreement (the “Fourth Securities Purchase Agreement”) with the Purchasers for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Fourth Securities Purchase Agreement, the Company issued to the Purchasers for an aggregate subscription amount of $333,333: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,333 (the “January 2018 Notes”); and (ii) 5 year warrants (the “January 2018 Warrants”) to purchase an aggregate of 8,333,333 shares of the Company’s common stock par value $0.0001 per share at an exercise price of $0.04 per share (subject to adjustments under certain conditions as defined in the Warrants). The closing under the Fourth Securities Purchase Agreement occurred on January 29, 2018. The aggregate principal amount of the January 2018 Notes is $333,333 and the Company received $295,000 after giving effect to the original issue discount of $33,333 and offering costs of $5,000. These January 2018 Notes bear interest at a rate equal to 5% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the January 2018 Notes)), have a maturity date of September 29, 2018 and are convertible (principal, and interest) at any time after the issuance date into shares of the Company’s common stock at a conversion price equal to $0.03 per share (subject to adjustment as provided in the January 2018 Notes), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the January 2018 Notes shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”) and the exercise price of the January 2018 Warrants shall be 60% of the Default Conversion Price. The January 2018 Notes provide for three amortization payments on the six-month, seven-month and eight-month anniversary of the original issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash, then the payment is an amount equal to 110% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 115% of the applicable amortization payment. The January 2018 Notes may be prepaid at any time until the 180th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the five months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the January 2018 Notes and accrued and unpaid interest during the six month following the Original Issue Date. In order to prepay the January 2018 Notes, the Company shall provide 20 Trading Days prior written notice to the Purchaser, during which time the Purchaser may convert the January 2018 Notes in whole or in part at the Conversion Price. Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, a January 2018 Note with $111,111 and $98,031 outstanding principal and interest, respectively (see—Puritan Settlement Agreement below). As of September 30, 2018, the January 2018 Notes had outstanding principal and accrued interest of $222,222 and $22,340, respectively.

The January 2018 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these January 2018 Notes, the Company defaulted on these Notes. Accordingly, pursuant to the default provisions, the conversion price of the notes were lowered to 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”) and the exercise price of the January 2018 Warrants shall be 60% of the Default Conversion Price and the total number of January 2018 Warrants were increased on a full ratchet basis from 8,333,334 warrants to 22,675,740 and then to 24,785,110, an aggregate increase of 16,451,776 warrants (see Note 7). Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, warrants to purchase 7,558,580 (post anti-dilution) of the Company’s common stock (see—Puritan Settlement Agreement below). As of September 30, 2018, there were 17,226,530 warrants outstanding under the January 2018 Warrants.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

March 2018 Financing

On March 13, 2018, the Company entered into a Securities Purchase Agreement (the “Fifth Securities Purchase Agreement”) securities with the Purchasers for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Fifth Purchase Agreement, the Company issued for an aggregate subscription amount of $333,333: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,333 (the “March 2018 Notes”) and (ii) warrants (the “March 2018 Warrants”) to purchase an aggregate of 12,500,000 shares of the Company’s common stock at an exercise price of $0.04 per share. The aggregate principal amount of the March 2018 Notes is $333,333 and as of the date the Company received $61,000 after giving effect to the original issue discount of $33,333 and offering costs of $10,000 which are treated as a debt discount, the payment of legal and accounting fees of $29,000 not related to March 2018 Notes and the funding of an escrow account held by an escrow agent of $200,000. The March 2018 Notes bear interest at a rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the March 2018 Notes)), have a maturity date of November 13, 2018 and the principal and interest are convertible at any time at a conversion price equal to $0.02 per share (subject to adjustment as provided in the March 2018 Notes); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the March 2018 Notes shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”) and the exercise price of the March 2018 Warrants shall be 60% of the Default Conversion Price. The March 2018 Notes provide for amortization payments on each of the six-month anniversary of the issue date, seven-month anniversary of the issue date and on the maturity date with each amortization payment being one third of the total outstanding principal and all interest accrued as of the payment date. If the six-month amortization payment is made in cash then the Company shall pay the holder 110% of the applicable amortization payment and if the seven-month or the maturity date amortization payments are made in cash then the Company shall pay the holder 115% of the applicable amortization payment. The holder may elect at its option to receive the amortization payments in common stock subject to certain equity conditions. The March 2018 Notes may be prepaid at any time until the 180th day following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest through the five month anniversary of the issue date, and (ii) 120% of outstanding principal balance of the Notes and accrued and unpaid interest from the fifth month anniversary of the issue date through the six month anniversary of the issue date. In order to prepay the March 2018 Notes, the Company shall provide 20 trading days prior written notice to the holders, during which time a holder may convert its March 2018 Notes in whole or in part at the conversion price. Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, a convertible note with $111,111 and $97,383 outstanding principal and accrued interest, respectively (see—Puritan Settlement Agreement below). As of September 30, 2018, the March 2018 Notes had outstanding principal and interest of $222,222 and $15,969, respectively.

The March 2018 Notes and related March 2018 Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these March 2018 Notes, the Company defaulted on these Notes. Accordingly, pursuant to the default provisions, the conversion price of the March 2018 Notes was lowered to the Default Conversion Price and the exercise price of the March 2018 Warrants shall be 60% of the Default Conversion Price and the total number of March 2018 Warrants was increased on a full ratchet basis from 12,500,000 warrants to 34,013,607 and then to 38,176,303, an aggregate increase of 25,676,303 warrants (see Note 7). Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, warrants to purchase 11,337,869 (post anti-dilution) of the Company’s common stock (see—Puritan Settlement Agreement below). As of September 30, 2018, there were 26,838,434 warrants outstanding under the March 2018 Warrants.

July 2018 Financing

On July 25, 2018, the Company entered into a securities purchase agreement (the “Sixth Securities Purchase Agreement”) with an institutional investor for the sale of a convertible note in the aggregate principal amount of $150,000 (the “July 2018 Note”). The July 2018 Note bears interest at 8% per year and will mature on the one year anniversary of the date of issue. The July 2018 Note is convertible into common stock at a 25% discount to the average of the closing prices of the common stock for the prior five trading days including the date upon which a notice of conversion is received by the Company or its transfer agent. The holder will not have the right to convert any portion of its note if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to its conversion. The July 2018 Note may be prepaid at the Company’s option at a 105% premium between 30 days and 180 days after issuance, and at a 110% premium between 180 days after issuance and the maturity date. Upon certain events defined in the note as “sale events”, the holder may demand repayment of the note for 125% of the principal plus accrued but unpaid interest. The note also includes certain penalties upon the occurrence of an event of default, including an increase in the principal and reduction in the conversion rate, as further described in the July 2018 Note. The Company agreed to use its best efforts to file a proxy statement and take all necessary corporate actions in order to obtain shareholder approval to increase its authorized shares of common stock or effect a reverse split to allow for reserving sufficient shares of common stock to allow for full conversion of the July 2018 Note. As of September 30, 2018, the July 2018 Note had outstanding principal and accrued interest of $150,000 and $2,236, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

September 2018 Financing

On September 24, 2018, the Company entered into a securities purchase agreement (the “Seventh Purchase Agreement,” and together with the Amended and Restated Purchase Agreements and the Second, Third, Fourth, Fifth and Sixth Purchase Agreement, the “Securities Purchase Agreements”) with four accredited investors (the “Seventh Round Purchasers,” and together with the Purchasers, the “Note Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Seventh Purchase Agreement, the Company issued to the Seventh Round Purchasers for an aggregate subscription amount of $1,361,111: (i) 10% Original Issue Discount 5% Senior Convertible Notes in the aggregate principal amount of $1,361,111 (the “September 2018 Notes”) and (ii) 5 year warrants (the “September 2018 Warrants”) to purchase an aggregate of 51,041,667 shares of the Company’s common stock at an exercise price of $0.04 per share (subject to adjustments under certain conditions as defined in the September 2018 Warrants)The Company received $1,181,643 in aggregate net proceeds from the sale, net of $136,111 original issue discount and $43,257 in legal fees. The September 2018 Notes bear interest at a rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the September 2018 Notes)), shall mature on May 24, 2019 and the principal and interest are convertible at any time at a conversion price equal to $0.02 per share (subject to adjustment as provided in the September 2018 Notes); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the Notes shall be convertible at 60% of the lowest closing price during the prior twenty trading days. The September 2018 Notes provide for amortization payments on each of the six-month anniversary of the issue date, seven-month anniversary of the issue date and on the maturity date with each amortization payment being one third of the total outstanding principal and all interest accrued as of the payment date. If the six-month amortization payment is made in cash then the Company shall pay the holder 110% of the applicable amortization payment and if the seven-month or the maturity date amortization payments are made in cash then the Company shall pay the holder 115% of the applicable amortization payment. The holder may elect at its option to receive the amortization payments in common stock subject to certain equity conditions. The Notes may be prepaid at any time until the 180th day following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the note and accrued and unpaid interest through the five month anniversary of the issue date, and (ii) 120% of outstanding principal balance of the notes and accrued and unpaid interest during month six following the original issuance date of the notes. In order to prepay the notes, the Company shall provide 20 trading days prior written notice to the holders, during which time a holder may convert its note in whole or in part at the conversion price. As of September 30, 2018, the September 2018 Notes had outstanding principal and accrued interest of $1,361,111 and $1,119, respectively.

The initial exercise price of the September 2018 Warrants is $0.04 per share, subject to adjustment as described below, and the September 2018 Warrants are exercisable for five years after the issuance date. The September 2018 Warrants are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrant. As of September 30, 2018, there were 51,041,667 warrants outstanding under the September 2018 Warrants.

The June 2017, July 2017, January 2018, March 2018, July 2018 and September 2018 Notes (collectively, the “Notes”) contain certain covenants, such as restrictions on the incurrence of indebtedness, creation of liens, payment of restricted payments, redemptions, payment of cash dividends and the transfer of assets. The Notes also contains certain adjustment provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. The conversion price is also subject to adjustment if the Company issues or sells shares of its common stock for a consideration per share less than the conversion price then in effect, or issue options, warrants or other securities convertible or exchange for shares of its common stock at a conversion or exercise price less than the conversion price of these Notes then in effect. If either of these events should occur, the conversion price is reduced to the lowest price at which these securities were issued or are exercisable. The Company granted the Note Purchasers certain rights of first refusal on future offerings by the Company for as long as the Note Purchasers hold the Notes. In addition, subject to limited exceptions, the Note Purchasers will not have the right to convert any portion of the Notes if the Note Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion. The Note Purchaser may increase or decrease this ownership limitation to any percentage not exceeding 9.99% upon 61 days prior written notice to the Company.

The November 2016, June 2017, July 2017, January 2018, March 2018 and September 2018 Warrants (collectively, the “Warrants”) are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the Warrants. The exercise price of the Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the Warrants are also subject to full ratchet price adjustment if the Company sells or grants any option to purchase, sells or re-prices any common stock or common stock equivalents, as defined, at an exercise price lower than the then-current exercise price of the Warrants with the exception for certain exempted issuances and subject to certain limitations on the reduction of the exercise price as provided in the Warrants. In the event of a fundamental transaction, as described in these warrants and generally including any reorganization, recapitalization or reclassification of the common stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the outstanding common stock, the holders of the Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Warrants immediately prior to such fundamental transaction; provided that upon the occurrence of certain fundamental transactions, the holder can require the Company to purchase the Warrants for cash at a price equal to the higher of the Black Scholes Value of the unexercised portion of the Warrants or difference between the cash per share paid in the fundamental transaction and the exercise price per share. The holders of the Warrants will not have the right to exercise any portion of the Warrants if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

To secure the Company’s obligations under each of the June 2017, July 2017, January 2018, March 2018, and September 2018 Notes, the Company entered into Security Agreements, Pledge Agreements and Subsidiary Guaranty’s with Calvary Fund I LP, as agent, pursuant to which the Company granted a lien on all assets of the Company (the “Collateral”) excluding permitted indebtedness which included a first lien held by Regions Bank in connection with the $100,000 revolving promissory note entered into with Regions Bank in October 2014, for the benefit of the Note Purchasers. Upon an Event of Default (as defined in the related Notes), the Note Purchasers may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

During the nine months ended September 30, 2018, the Company converted an aggregate of $319,359 and $37,738 outstanding principal and interest of the Notes, respectively, and $55,890 of default interest, into 46,419,653 shares of its common stock. During the nine months ended September 30, 2018, the Company issued 32,715,368 shares of its common stock upon the cashless exercise of 35,573,203 of the Warrants related to these Notes (see Note 7—Warrants).

Puritan Settlement Agreement

On September 24, 2018, the Company and Puritan Partners LLC (“Puritan”) entered into a securities purchase agreement (the “Puritan Purchase Agreement”), pursuant to which the Company purchased (using proceeds from the September 2018 Notes) back from Puritan, June 2017, July 2017, January 2018, March 2018 and July 2018 Notes having an aggregate outstanding principal and accrued but unpaid interest amount of $654,191 and [June 2017, January 2018 and March 2018] Warrants to purchase up to 24,946,128 shares of common stock as well as the securities and certain rights associated thereunder for an aggregate purchase price of $900,000, which was paid on September 26, 2018. In connection with the purchase and extinguishment of the above mentioned notes and warrants, the Company paid $245,809 for additional penalties and interest which is reflected in loss on debt extinguishment. Additionally, the Company revalued the derivative liabilities associated with these notes and warrants and recorded a gain on debt extinguishment of $1,323,111.

Derivative Liabilities Pursuant to Notes and Warrants

In connection with the issuance of the Notes and Warrants, the Company determined that the terms of the Notes and Warrants contain terms that included a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of ASC 815-40 —Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the convertible instruments and the Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives and Warrants were determined using the Binomial valuation model. At the end of each period, on the date that debt was converted into common shares, and on the date of a cashless exercise of warrants, the Company revalued the embedded conversion option and warrants derivative liabilities.

In connection with the issuance of the January 2018, March 2018, July 2018 and September 2018 Notes and related Warrants, during the nine months ended September 30, 2018, on the initial measurement date, the fair values of the embedded conversion option derivative and warrant derivative of $3,729,850 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the January 2018, March 2018, July 2018 and September 2018 Notes of $1,926,643, with the remainder of $1,803,207 charged to current period operations as initial derivative expense.

At the end of the period, the Company revalued the embedded conversion option and warrant derivative liabilities. In connection with these revaluations and the initial derivative expense, the Company recorded derivative income (expense) of $4,495,598 and $(2,327,322) for the nine months ended September 30, 2018 and 2017, respectively.

During the nine months ended September 30, 2018, the fair value of the derivative liabilities was estimated using the Binomial valuation model with the following assumptions:

Dividend rate	-%
Term (in years)	0.01 to 5.00 years
Volatility	188.9 to 197.1%
Risk-free interest rate	2.07 to 2.96%

At September 30, 2018 and December 31, 2017, the convertible debt consisted of the following:

	September 30, 2018	December 31, 2017
Principal amount	$2,285,596	$840,757
Less: unamortized debt discount	(1,491,141)	(154,374)
Convertible notes payable, net	$794,455	$686,383

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

For the nine months ended September 30, 2018 and 2017, amortization of debt discounts related to the November 2016 Notes and the Notes amounted to $848,280 and $453,720, respectively, which has been included in interest expense on the accompanying consolidated statements of operations. The weighted average interest rate during the nine months ended September 30, 2018 and 2017 was approximately 14.5% and 11.2%, respectively.

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

NOTE 5 – NOTES PAYABLE

From June 2017 to September 2017, the Company entered into loan agreements with several third parties (the “Loans”). Pursuant to the loan agreements, the Company borrowed an aggregate principal amount of $538,875. The Loans bear interest at an annual rate of 33.3%, are unsecured and are in default. As of September 30, 2018 and December 31, 2017, loan principal due to these third parties amounted to $538,875 and $538,875, respectively. At September 30, 2018 and December 31, 2017, interest payable related to these Loans amounted to $205,547 and $71,332, respectively.

NOTE 6 – RELATED-PARTY TRANSACTIONS

Due to related parties

From time to time, the Company receives advances from and repays such advances to the Company’s chief executive officer for working capital purposes. For the nine months ended September 30, 2018, due to related party activity consisted of the following:

Total
Balance due to related parties at December 31, 2017	$261,584
Working capital advances received	250,663
Repayments made	(178,424)
Balance due to related parties at September 30, 2018	$333,823

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

The holders of Series A Preferred Stock shall have no special voting rights and their consent is not required (except to the extent they are entitled to vote with holders of common stock as set forth herein) for the taking of any corporate action. As of September 30, 2018 and December 31, 2017, there were 1,000,000 shares of the Company’s Series A Preferred Stock issued and outstanding. Of these shares, 500,000 are held by our Chief Executive Officer and 500,000 shares are held by a former member of our Board of Directors.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

In March 2017, the Company issued 2,892,000 shares of Series B Preferred to Jonathan F. Head, Ph. D, the Company’s Chief Executive Officer and a member of the Board of Directors of the Company as provided for in the Contribution Agreement. The Series B preferred stock issued to Dr. Head and were determined to have nominal value of $289, or $0.0001 per shares, and was recorded as compensation expense. In addition, in March 2017 the Company issued 5,000,000 shares of Series B Preferred to Banco Actinver for the benefit of the Vitel Stockholders as partial consideration in the exchange for 100% of the issued and outstanding capital stock of Vitel. (See Note 3). The 5,000,000 shares of Series B preferred stock which primarily gives the holder voting rights and were determined to have nominal value of $500, or $0.0001 per shares. As of September 30, 2018 and December 31, 2017, there are 7,892,000 shares of Series B Preferred issued and outstanding.

Common Stock

Shares issued for cash

In January 2018, pursuant to a unit subscription agreement, the Company issued 600,000 shares of its common stock to an investor for cash proceeds of $6,000, or $0.01 per share.

Shares issued for services

During the three months ended September 30, 2018, pursuant to the agreement, the Company issued 2,500,000 shares of its common stock with a grant date value of $52,500 or $0.021 per share as reported on the OTC Pink Marketplace on the grant date, in exchange for legal services.

Common stock issued for debt conversion

During the nine months ended September 30, 2018, the Company converted an aggregate of $319,359 and $39,164 outstanding principal and interest of convertible debt, respectively, and $55,890 of default interest related to the convertible debt, into 46,419,653 shares of its common stock (see Note 4).

Shares issued for cashless exercise of warrants

During the nine months ended September 30, 2018, the Company issued 32,715,368 shares of its common stock upon the cashless exercise of 35,573,203 of its warrants (see Note 4).

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Warrants

The November 2016 Warrants include a down-round provision under which the exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these November 2016 Warrants, the Company sold stock at a share price of $0.075 per share, $0.05 per share and $0.01 per share. Accordingly, pursuant to these ratchet provisions, the exercise price of the November 2016 Warrants was lowered to $0.006. Additionally, the total number of November 2016 Warrants were increased on a full ratchet basis from 2,333,334 warrants to 13,611,114 warrants. In September 2017, the Company issued 9,547,087 shares of its common stock upon the cashless exercise of 9,074,076 of these warrants. The remaining 4,537,038 warrants were then ratcheted to 22,685,192 warrants, based on the new ratcheted down $0.006 per share exercise price. As of September 30, 2018, there were 22,685,192 warrants outstanding under the November 2016 Warrants.

On June 2, 2017, in connection with the Second Securities Purchase Agreement, the Company issued the June 2017 Warrants to purchase an aggregate of 1,555,633 shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $0.175 (subject to adjustments under certain conditions as defined in the June 2017 Warrants). The June 2017 Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of the June 2017 Notes, the Company sold stock at a share price of $0.05 per share and $0.01 per share. Accordingly, pursuant to these ratchet provisions, the exercise price of the June 2017 Warrants were lowered to $0.006 per share and the total number of June 2017 Warrants were increased on a full ratchet basis from 1,555,632 warrants to 45,372,600 warrants, an increase of 43,816,968 warrants. During the nine months ended September 30, 2018, the Company initially issued 6,893,145 shares of its common stock upon the cashless exercise of 9,074,520 of these warrants. The Company issued an additional 1,605,492 shares of common stock pursuant to the ratchet adjustment of the converted 9,074,520 warrants bringing the total shares issued to 8,498,637. In addition, pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, June 2017 Warrants to purchase 6,049,680 (post anti-dilution) of the Company’s Common Stock (see Note 4—Puritan Settlement Agreement). As of September 30, 2018, there were 30,248,400 warrants outstanding under the June 2017 Warrants.

On July 26, 2017, in connection with the Third Securities Purchase Agreement, the Company issued the July 2017 Warrants to purchase an aggregate of 4,769,763 shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $0.10 (subject to adjustments under certain conditions as defined in the July 2017 Warrants). The July 2017 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these July 2017 Notes, the Company sold stock at a share price of $0.05 per share and $0.01 per share. Accordingly, pursuant to these ratchet provisions, the exercise price of the July 2017 Warrants were lowered to $0.006 per share and the total number of July 2017 Warrants were increased on a full ratchet basis from 4,769,763 warrants to 79,496,050 warrants, an increase of 74,726,287 warrants. During the nine months ended September 30, 2018, the Company issued 24,216,732 shares of its common stock upon the cashless exercise of 26,498,683 of these warrants. As of September 30, 2018, there were 52,997,367 warrants outstanding under the July 2018 Warrants.

On January 29, 2018, in connection with the Fourth Securities Purchase Agreement, the Company issued the January 2018 Warrants to purchase an aggregate of 8,333,334 shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $0.04 (subject to adjustments under certain conditions as defined in the January 2018 Warrants). The January 2018 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of the 4th Securities Purchase Agreement, the Company defaulted on the Notes. Accordingly, pursuant to the default provisions, the exercise price of the January 2018 Warrants became 60% of the Default Conversion Price and the total number of January 2018 Warrants were increased on a full ratchet basis from 8,333,334 warrants to 22,675,740 and then to 24,785,110, an aggregate increase of 16,451,776 warrants. Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, January 2018 Warrants to purchase 7,558,580 (post anti-dilution) of the Company’s common stock (see Note 4—Puritan Settlement Agreement). As of September 30, 2018, there were 17,226,530 warrants outstanding under the January 2018 Warrants.

On March 13, 2018, in connection with the Fifth Securities Purchase Agreement, the Company issued the March 2018 Warrants to purchase an aggregate of 12,500,000 shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $0.04 (subject to adjustments under certain conditions as defined in the March 2018 Warrants). The March Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of the Fifth Securities Purchase Agreement, the Company defaulted on the Notes. Accordingly, pursuant to the default provisions, the exercise price of the March 2018 Warrants became 60% of the Default Conversion Price and the total number of March 2018 Warrants were increased on a full ratchet basis from 12,500,000 warrants to 34,013,605 and then to 38,176,303, an aggregate increase of 25,676,303 warrants. Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, March 2018 Warrants to purchase 11,337,869 (post anti-dilution) of the Company’s common stock (see Note 4—Puritan Settlement Agreement). As of September 30, 2018, there were 26,838,434 warrants outstanding under the March 2018 Warrants.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

On September 24, 2018, in connection with the Seventh Securities Purchase Agreement, the Company issued the September 2018 Warrants to purchase an aggregate of 51,041,667 shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $0.04 (subject to adjustments under certain conditions as defined in the September 2018 Warrants). The September 2018 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. As of September 30, 2018, there were 51,041,667 warrants outstanding under the September 2018 Warrants.

During the nine months ended September 30, 2018, the Company issued a total of 32,715,369 shares of its common stock upon the cashless exercise of 35,573,203 of these warrants (see Note 4).

Warrant activities for the nine months ended September 30, 2018 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2017	153,151,959	$0.020
Issued in connection with financings	114,003,080	$0.025
Reduction in warrants related to settlement of debt	(24,946,129)	$0.013
Exercised	(35,573,203)	$0.006
Balance Outstanding September 30, 2018	206,635,707	$0.025	4.13	$2,117,038
Exercisable, September 30, 2018	206,635,707	$0.025	4.13	$2,117,038

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

The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 203.4%; risk-free interest rate of 1.93%; and, an estimated holding period of 6 years. In connection with these options, the Company valued these options at a fair value of $293,598 and will record stock-based compensation expense over the vesting period. During the nine months ended September 30, 2018 and 2017, the Company recorded stock-based compensation expense of $154,068 and $177,382 related to these options, respectively.

On May 8, 2018, the Company granted an aggregate of 17,500,000 stock options to purchase 17,500,000 shares of the Company’s common stock at $0.0135 per share as follows: 15,000,000 options were granted to officers and directors of the Company, 500,000 options were granted to an employee, and 2,000,000 options were granted to the Company’s scientific advisory board. These options vest in one year from the grant date and expire on May 8, 2028. The fair value of these option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 243%; risk-free interest rate of 2.81%; and, an estimated term based on the simplified method of 5.5 years. In connection with these options, the Company valued these options at a fair value of approximately $233,000 and will record stock-based compensation expense over the vesting term.

At September 30, 2018, there were 21,500,000 options outstanding and 2,666,668 options vested and exercisable. As of September 30, 2018, there was $158,198 of unvested stock-based compensation expense to be recognized through May 2019. The aggregate intrinsic value at September 30, 2018 was approximately $0.01 and was calculated based on the difference between the quoted share price on September 30, 2018 and the exercise price of the underlying options.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Stock option activities for the nine months ended September 30, 2018 are summarized as follows:

	Number of Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2017	4,000,000	$0.25
Granted	17,500,000	$0.01
Balance Outstanding September 30, 2018	21,500,000	$0.06	9.39	$0.00
Exercisable, September 30, 2018	2,666,668	$0.25	8.44	$0.01

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

On February 2, 2016, the Company entered into an employment agreement with Andrew Kucharchuk (“Mr. Kucharchuk”) to serve as the Company’s President and Chief Financial Officer, the term of which runs for three years (from February 2, 2016 through February 1, 2019) and renews automatically for one year periods unless a written notice of termination is provided not less than 120 days prior to the automatic renewal date. The employment agreement with Mr. Kucharchuk provides that Mr. Kucharchuk’s salary for calendar year 2016 shall be $200,000 and for calendar year 2017 and for each calendar year thereafter during the term of the employment agreement with Mr. Kucharchuk shall be an amount determined by the Board of Directors, which in no event shall be less than the annual salary that was payable by the Company to Mr. Kucharchuk for the immediately preceding calendar year.

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

NOTE 9 - SUBSEQUENT EVENTS

Common stock issued for debt conversion

Subsequent to September 30, 2018, the Company converted $60,433 and $1,156 of outstanding principal and accrued interest, respectively, of convertible notes into 11,085,742 shares of common stock.

Convertible Debt Assignment

Subsequent to September 30, 2018, the one of the March 2018 Notes was assigned to another investor which resulted in the Company incurring approximately $103,100 of penalty interest.

November 2018 Financing

On November 13, 2018, the Company entered into a securities purchase agreement (the “Eighth Purchase Agreement” a) with an institutional accredited investor (the “Eighth Round Purchaser,”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Eighth Purchase Agreement, the Company issued to the Eighth Round Purchasers for an aggregate subscription amount of $127,778: (i) 10% Original Issue Discount 5% Senior Convertible Note in the aggregate principal amount of $127,778 (the “November 2018 Note”) and (ii) 5 year warrants (the “November 2018 Warrant”) to purchase an aggregate of 4,743,750 shares of the Company’s common stock at an exercise price of $0.04 per share (subject to adjustments under certain conditions as defined in the November 2018 Warrant). The Company received $115,000 in aggregate net proceeds from the sale, net of $127,778 Original Issue Discount. The November 2018 Note bears interest at a rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the November 2018 Note)), has a maturity date of July 13, 2019 and the principal and interest are convertible at any time at a conversion price equal to $0.02 per share (subject to adjustment as provided in the November 2018 Note); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the Note shall be convertible at 60% of the lowest closing price during the prior twenty trading days. The November 2018 Note provides for amortization payments on each of the six-month anniversary of the issue date, seven-month anniversary of the issue date and on the maturity date with each amortization payment being one third of the total outstanding principal and all interest accrued as of the payment date. If the six-month amortization payment is made in cash then the Company shall pay the holder 110% of the applicable amortization payment and if the seven-month or the maturity date amortization payments are made in cash then the Company shall pay the holder 115% of the applicable amortization payment. The holder may elect at its option to receive the amortization payments in common stock subject to certain equity conditions. The Note may be prepaid at any time until the 180th day following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest through the five month anniversary of the issue date, and (ii) 120% of outstanding principal balance of the Note and accrued and unpaid interest during month six following the original issuance date of the notes. In order to prepay the notes, the Company shall provide 20 trading days prior written notice to the holders, during which time a holder may convert its note in whole or in part at the conversion price.

The initial exercise price of the November 2018 Warrant is $0.04 per share, subject to adjustment as described below, and the November 2018 Warrant is exercisable for five years after the issuance date. The November 2018 Warrant is exercisable for cash at any time and is exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrant.

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

Overview

We are a biotechnology company specializing in innovative cancer treatment therapies. We have proprietary rights to an immunotherapy platform with an initial concentration on prostate and breast cancers that can also be used to fight any solid tumor. Additionally, we have targeted therapies. Our mission is to improve the overall patient condition through innovative bio-immunotherapy with proven treatment protocols, to lower deaths associated with cancer and to reduce the cost of cancer treatment. Our technology is safe, and utilizes clinically proven research methods of treatment to provide optimal success of patient recovery.

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

Our lead product Phase 2 trial of ProscaVax™ for prostate cancer is being hosted by Beth Israel Deaconess Medical Center (BIDMC), a teaching hospital of Harvard University, and its affiliate hospital. The trial will commence on or about December 17, 2018. Enrollment is scheduled for 120 patients (80 in the ProscaVax™ arm, 40 in active surveillance arm).

This study will evaluate the safety and efficacy of ProscaVax™, OncBioMune’s prostate cancer vaccine (a combination of prostate cancer associated prostate specific antigen (PSA) with the biological adjuvants interleukin-2 (IL-2) and granulocyte-macrophage colony-stimulating factor (GM-CSF)) in patients with low-risk localized prostate cancer. The goal of the study is to determine if vaccine administration results in a change in the rate of prostate cancer progression when compared to a no-treatment control group of active surveillance patients. Active surveillance is a frequently used disease management option for patients with localized prostate cancer that elect to work with their doctor to monitor the disease for progression before taking more drastic intervention measures, such as surgery or radiotherapy that are often accompanied by unpleasant side effects, including impotence and urinary incontinence.

In the ProscaVax™ arm of the study, during the first four months of induction treatment, six doses of the ProscaVax™ vaccine will be administered intradermally at weeks 1, 2, 3, 7, 11, and 15, followed by maintenance booster injections once every month which will alternate between low dose IL-2 alone (at weeks 19, 27 and 35) and ProscaVax™ vaccine (at weeks 23, 31, 39) for six months.

Primary outcomes for the study are:

●	Prostate cancer progression measured by PSA test (Time Frame: At pre-study, every three months until two years starting at week 7 for the ProscaVax™ arm and at study entry for the active surveillance arm)

●	Prostate cancer progression measured by digital rectal examination (Time Frame: At pre-study and then every six months for two years)

●	Prostate cancer progression measured by prostate biopsy (Time Frame: At pre-study and then every twelve-months for two years)

Secondary Outcomes for the study are:

●	PSA doubling time (Time Frame: At pre-study, and then every three months until two years, starting at week 7 for ProscaVax™ arm and at study entry for active surveillance arm)

●	Assessment of Adverse Events (Time Frame: From first injection until 30 days past the 24-month assessments)

Management anticipates providing interim results throughout the trial as they are available, tentatively beginning during the second quarter of 2019.

Another Phase 2 Trial, Late-Stage Prostate Cancer study, which is expected to be approved by the FDA in the coming weeks, is being hosted by Urology Clinics of North Texas, a preeminent 10-center urology group in Texas serving the Dallas, Fort Worth, Collin, Rockwall and Tarrant County areas. The trial is similar in design to and builds upon the successfully completed Phase 1a trial of ProscaVax™ and will treat hormone-naïve recurrent prostate cancer patients with increasing PSA that have failed previous conventional therapies. Per protocol, following FDA approval, the trial is scheduled to enroll 30 biochemically progressing prostate cancer patients. The study is anticipated to take three years to complete.

As previously announced, the Company has signed a work order with the leading Contract Research Organization Theradex Oncology for its services throughout this clinical trial. An independent Institutional Review Board (IRB) is being used for this trial, which is expected to reduce IRB review times. Once approved by the FDA and IRB, the clinical trial information will be submitted to clinicaltrials.gov, where the summary of the clinical trial will then be publicly available.

In the completed Phase 1a clinical trial, at 19 weeks post-therapy, 80 percent of the patients (n=20) treated with ProscaVax™ demonstrated stable disease/no prostate cancer progression. At 43 weeks post-therapy, overall survival was 100% for all 20 patients and 12 of the 17 evaluable patients (70.6%) continued to live with stable, progression-free disease.

As with the BIDMC Phase 2 trial, the Company anticipates releasing interim data as available detailing the safety and efficacy data from ProscaVax™ therapy.

Our current product portfolio consists of three target therapies and a vaccine platform that allows us to create a therapeutic vaccine for any solid tumor cancer. The Immunotherapy platform has treated over 400 patients. We anticipate that the Phase 2 trials will expand the results that we found in our Phase 1 clinical trial in a different patient population. We also hope to develop our other proprietary technologies, such as the paclitaxel-albumin conjugate for which we plan to file an orphan drug indication within the next two years.

We plan on applying to the OTC market group to resume its former listing on the OTCQB market place.

On March 10, 2017, we completed the acquisition of Vitel Laboratorios (the “Vitel Acquisition”). By acquiring Vitel, we indirectly acquired Vitel’s 50% ownership interest in Oncbiomune México, an entity in which we previously held a 50% interest in when we jointly launched this company. Oncbiomune Mexico was launched for the purposes of developing and commercializing our ProscaVax™ vaccine technology and cancer technologies in México, Central and Latin America (“MALA”) for the treatment of prostate, ovarian and various other types of cancer and includes a portfolio of owned products and licenses with OncBioMune.

On December 29, 2017, the Board of Directors of the Company determined to sell or otherwise dispose of its interest in Vitel and Oncbiomune Mexico due to disputes with the original Vitel Stockholders and resulting loss of operational control of the assets and operations of Vitel and Oncbiomune Mexico. Accordingly, as of December 31, 2017, the Company presented Vitel and Oncbiomune Mexico as discontinued operations and effective January 1, 2018 has deconsolidated these wholly-owned subsidiaries. However, at September 30, 2018, the Company has recorded the liabilities of these subsidiaries that existed at December 31, 2017 as a contingent liability and therefore reflected liabilities of discontinued operation of $686,547 on the accompanying condensed consolidated balance sheet, which consist of account payable balances incurred through December 31, 2017.

Results of Operations

Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017

Operating Revenue, Costs of Revenues, and Gross Margin

We did not generate any revenues from continuing operations for the three and nine months ended September 30, 2018 and 2017.

Operating Expenses

For the three months ended September 30, 2018, operating expenses amounted to $493,485 as compared to $5,282,731 for the three months ended September 30, 2017, a decrease of $4,789,246 or 91%. For the nine months ended September 30, 2018, operating expenses amounted to $1,283,269 as compared to $6,783,133 for the nine months ended September 30, 2017, a decrease of $5,499,864 or 81%. For the three and nine months ended September 30, 2018 and 2017, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Professional fees	$207,876	$359,973	$523,669	$1,210,546
Compensation expense	233,072	155,310	539,927	621,907
Research and development expense	16,316	5,488	101,097	73,720
General and administrative expenses	36,221	66,364	118,576	181,364
Impairment loss	-	4,695,596	-	4,695,596
Total	$493,485	$5,282,731	$1,283,269	$6,783,133

●	For the three months ended September 30, 2018, professional fees decreased by $152,097 or 42%, as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, professional fees decreased by $686,877, or 57%, as compared to the nine months ended September 30, 2017. For the three and nine months ended September 30, 2018, the decrease was primarily attributable to a decrease in investor relations fees of approximately $233,200 and $721,200, respectively, offset by an increase in legal fees of approximately $80,000 and $18,000, respectively.

●	For the three months ended September 30, 2018, compensation expense increased by $77,762, or 50%, as compared to the three months ended September 30, 2017, which was attributable to an increase in stock-based compensation of approximately $73,000. For the nine months ended September 30, 2018, compensation expense decreased by $81,980, or 13%, as compared to the nine months ended September 30, 2017, which was attributable to a decrease in stock based compensation of $34,000.

●	For the three and nine months ended September 30, 2018, research and development expense increased by $30,143, or 197%, and $27,377 or 37%, as compared to the three and nine months ended September 30, 2017, respectively, which was related to an increase in research activities.

●	For the three months ended September 30, 2018, general and administrative expenses decreased by $30,143, or 45%, as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, general and administrative expenses decreased by $62,788, or 38%, as compared to the nine months ended September 30, 2017. The decrease was primarily due a reduction in travel and entertainment, rent expense and other general and administrative expenses.

●	For the three and nine months ended September 30, 2017, we recorded an impairment loss of $4,695,596 and $4,695,596, respectively. On the acquisition date of Vitel, the purchase price exceeded the fair value of the net assets acquired by approximately $4,695,596, which was recorded as intangible assets. Based on our review of long-lived assets for impairment, we recognized an impairment loss of $4,695,596 since the sum of expected undiscounted future cash flows is less than the carrying amount of the intangible assets. Additionally, we recorded an impairment loss $41,096 related to the write off of an acquired drug. We did not record any impairment loss in during the 2018 periods.

Loss from Operations

For the three months ended September 30, 2018, loss from operations amounted to $493,485 as compared to $5,282,731 for the three months ended September 30, 2017, a decrease of $4,695,596, or 91%. For the nine months ended September 30, 2018, loss from operations amounted to $1,283,269 as compared to $6,783,133 for the nine months ended September 30, 2017, a decrease of $5,499,864, or 81%. The decreases are primarily a result of the decreases in operating expenses discussed above.

Other Income (Expense)

For the three months ended September 30, 2018, we had total other expense of $151,048 as compared to other expense of $631,301 for the three months ended September 30, 2017, a change of $480,253, or 76%. This change was primarily due to the recording of a loss from the fair value of derivative liabilities of $860,084 in the 2018 period as compared to the loss from the fair value of derivative liabilities of $1,363,793 in the 2017 period, a reduction of $503,709, or 37%. Additionally, during the three months ended September 30, 2018, we recorded a gain on debt extinguishment of $1,359,128 as compared to $929,429 for the three months ended September 30, 2017, an increase of $429,719 or 46%. This other income was offset by an increase in interest expense of $446,745 or 220%, related to an increase in interest-bearing debt and default interest, and other expenses of $71,885.

For the nine months ended September 30, 2018, we had total other income of $5,247,581 as compared to other expense of $1,915,561 for the nine months ended September 30, 2017, a change of $7,163,142, or 374%. This change was primarily due to the recording of a gain from the fair value of derivative liabilities of $4,495,597 in the 2018 period as compared to a loss from the fair value of derivative liabilities of $2,327,322 in the 2017 period, a change of $6,822,919, or 293%. Additionally, during the nine months ended September 30, 2018, we recorded a gain on debt extinguishment of $2,109,621 as compared to $938,469 for the nine months ended September 30, 2017, an increase of $1,171,152 or 125%. This other income was offset by an increase in interest expense of $864,562 or 164%, related to an increase in interest-bearing debt and default interest.

Income (Loss) from Continuing Operations

For the three months ended September 30, 2018, loss from continuing operations amounted to $644,533, or $(0.00) per share (basic and diluted) as compared to a loss from continuing operations of $5,914,032, or $(0.04) per share (basic and diluted) for the three months ended September 30, 2017, a decrease of $5,269,499, or 89%.

For the nine months ended September 30, 2018, income from continuing operations amounted to $3,964,312, or $0.01 per share (basic and diluted) as compared to a loss from continuing operations of $8,698,694, or $(0.07) per share (basic and diluted) for the nine months ended September 30, 2017, an increase of $12,663,006, or 146%.

Loss from discontinued operations, net of income taxes

Our loss from discontinued operations was $0, or $0.00 per share (basic and diluted), for the three months ended September 30, 2018, as compared with a loss from discontinued operations of $185,925 or $0.00 per share (basic and diluted), for the three months ended September 30, 2017.

Our loss from discontinued operations was $0 or $0.00 per share (basic and diluted), for the nine months ended September 30, 2018, as compared with a loss from discontinued operations of $429,752 or ($0.00) per share (basic and diluted), for the nine months ended September 30, 2017.

The summarized operating results of discontinued operations included in the Company’s consolidated statements of operations is as follows:

	Three months Ended September 30,		Nine months Ended September 30,
	2018	2017	2018	2017
Revenues	$-	$118,572	$-	$278,686
Cost of revenues	-	53,168	-	156,084
Gross profit	-	65,404	-	122,602
Operating expenses	-	245,632	-	546,657
Other expenses	-	5,697	-	5,697
Total operating and other expenses	-	251,329	-	552,354
Loss from discontinued operations, net of income taxes	$-	$(185,925)	$-	$(429,752)

Net Income (Loss)

For the three months ended September 30, 2018, we had a net loss of $644,533, or ($0.00) per common share (basic and diluted) as compared to a net loss of $6,099,957 or ($0.04) per common share (basic and diluted) for the three months ended September 30, 2017, a decrease of $5,455,424, or 89%.

For the nine months ended September 30, 2018, we had net income of $3,964,312, or $0.01 per common share (basic and diluted) as compared to a net loss of $9,128,446 or $(0.07) per common share (basic and diluted) for the nine months ended September 30, 2017, an increase of $13,092,758, or 143%.

Foreign currency translation gain (loss)

The functional currency of our deconsolidated subsidiaries operating in Mexico is the Mexican Peso (“Peso”). The financial statements of our deconsolidated subsidiaries were translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation gain of $0.00 for the three months ended September 30, 2018 as compared to a foreign currency translation loss of $10,711 for the three months ended September 30, 2017, respectively. For the nine months ended September 30, 2018 we reported a foreign currency translation loss of $25,184 as compared to a foreign currency translation loss of $28,827 for the nine months ended September 30, 2017, respectively. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive loss

As a result of our foreign currency translation gain, we had comprehensive loss for the three months ended September 30, 2018 of $644,533, compared to comprehensive loss of $6,110,668 for the three months ended September 30, 2017. Additionally, we had comprehensive income for the nine months ended September 30, 2018 of $3,939,128, compared to comprehensive loss of $9,157,273 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $10,254,158 and cash of $50,333 as of September 30, 2018 and a working capital deficit of $14,822,020 and $1,431 of cash as of December 31, 2017.

			Nine months Ended September 30, 2018
	September 30, 2018	December 31, 2017	Change	Percentage Change

Total current assets	$276,578	$14,117	$262,461	1,859%
Total current liabilities	(10,530,736)	(14,836,137)	4,305,401	29%
Working capital deficit:	$(10,254,158)	$(14,822,020)	$4,567,862	31%

The decrease in working capital deficit was primarily attributable to an increase in current assets of $262,461 and a decrease in current liabilities of $4,305,401, including a decrease in derivative liabilities of $4,924,386 offset by an increase in convertible debt, net of $108,072.

Cash Flows

Changes in our cash balance are summarized as follows:

	Nine months Ended September 30, 2018	Nine months Ended September 30, 2017
Net cash used in operating activities	$(1,296,789)	$(2,034,012)
Net cash used in investing activities	-	(11,571)
Net cash provided by financing activities	1,345,691	2,142,212
Effect of exchange rate changes on cash	-	(13,068)
Net increase in cash	$48,902	$83,561

Net Cash Used in Operating Activities

Net cash flow used in operating activities was $1,296,789 for the nine months ended September 30, 2018 as compared to $2,034,012 for nine months ended September 30, 2017, a decrease of $737,223, or 36%.

●	Net cash flow used in operating activities for the nine months ended September 30, 2018 primarily reflected our net income of $3,964,312 adjusted for the add-back of non-cash items such as derivative income of $4,495,598, stock-based compensation expense of $206,568, amortization of debt discount of $848,280, gain on debt extinguishment of $2,355,431, gain on foreign currency transactions of $25,184 and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses of $213,559, an increase in accounts payable of $79,292, a decrease in liabilities of discontinued liabilities of $8,449 and an increase in accrued liabilities of $399,833.

●	Net cash flow used in operating activities for the nine months ended September 30, 2017 primarily reflected a net loss of $9,128,446 adjusted for non-cash items such as stock-based compensation of $213,521, amortization of debt discount of $453,720, derivative expense of $2,327,322, gain on debt extinguishment of $938,471, impairment loss of $4,736,692, and changes in operating asset and liabilities consisting primarily of a decrease in prepaid expenses of $15,998, an increase in accounts payable of $36,258, a decrease in assets and increase in liabilities of discontinued liabilities of $32,989 and $53,837, respectively, and an increase in accrued liabilities of $160,204.

Net Cash Used in Investing Activities

Net cash flow used in investing activities was $0 for the nine months ended September 30, 2018 as compared to $11,571 for the nine months ended September 30, 2017. During the nine months ended September 30, 2017, we received cash from acquisition of Vitel of $39,144 offset by cash used for the acquisition of property and equipment of $715 and the acquisition of intangible assets of $50,000.

Cash Provided By Financing Activities

Net cash provided by financing activities was $1,345,691 for the nine months ended September 30, 2018 as compared to $2,142,212 for the nine months ended September 30, 2017 a decrease of $796,521, or 37%. During the nine months ended September 30, 2018, we received net proceeds from the sale of common stock and subscription receivable of $6,000, received cash from convertible debt of $1,921,643, and proceeds from related party advances of $72,239, offset by the repayment of convertible debt of $654,191. During the nine months ended September 30, 2017, we received net proceeds from the sale of common stock of $1,088,442, proceeds of $43,000 from related party advances, net proceeds from convertible debt of $473,240, and proceeds from notes payable of $1,088,442, partially offset by a decrease in a bank overdraft and payments to our line of credit.

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

Going Concern

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying unaudited condensed consolidated financial statements, the Company had a net loss from operations of $1,283,269 and $6,783,133 for the nine months ended September 30, 2018 and 2017, respectively. The net cash used in operations were $1,296,789 and $2,034,012 for the nine months ended September 30, 2018 and 2017, respectively. Additionally, the Company had an accumulated deficit of $19,691,677 and $23,655,989 at September 30, 2018 and December 31, 2017, respectively, had a stockholders’ deficit of $10,242,869 and $14,808,978 at September 30, 2018 and December 31, 2017, respectively, and had a working capital deficit of $10,254,158 at September 30, 2018, had no revenues from continuing operations since inception, and is currently in default on certain convertible debt instruments. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. We will seek to raise capital through additional debt and/or equity financings to fund our operations in the future.

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

Current and Future Financings

Loans Payable

From June 2017 to September 2017, we entered into loan agreement with several third parties (the “Loans”). Pursuant to the loan agreements, we borrowed an aggregate principal amount of $538,875. The Loans bear interest at an annual rate of 33.3% and are unsecured are currently in default. As of September 30, 2018, the loan principal balance and accrued interest payable amounted to $538,875 and $205,547, respectively.

November 2016 Financing

On November 23, 2016, the Company entered into an Amended and Restated Securities Purchase Agreements with three institutional investors for the sale of the Company’s convertible notes and warrants.

During the six months ended June 30, 2018, the Company fully converted the remaining outstanding principal and interest of $139,712 and $21,869, respectively, of the November 2016 Notes into 13,028,779 shares of common stock. As of September 30, 2018, there were no November 2016 Notes outstanding. As of September 30, 2018, there were 22,685,192 warrants outstanding under the November 2016 Warrants (see Note 4—November 2016 Financing in our unaudited condensed consolidated financial statements for additional information).

June 2017 Financing

On June 2, 2017, the Company entered into the Second Securities Purchase Agreement with the Purchasers for the sale of the Company’s June 2017 Notes and June 2017 Warrants.

As of September 30, 2018, the June 2017 Notes had outstanding principal and accrued interest of $79,277 and $21,257, respectively and are currently bearing interest at the default interest rate of 24% per annum.

As of September 30, 2018, there were 30,248,400 warrants outstanding under the June 2018 Warrants (see Note 4—June 2017 Financing and Note 7—Warrants in our unaudited condensed consolidated financial statements for additional information).

July 2017 Financing

On July 26, 2017, the Company entered into the Third Securities Purchase Agreement with the Purchasers for the sale of the Company’s July 2017 Notes and July 2017 Warrants. As of September 30, 2018, the July 2017 Notes had outstanding principal and accrued interest of $250,763 and $55,665, respectively and are currently bearing interest at the default interest rate of 24% per annum.

As of September 30, 2018, there were 52,997,367 warrants outstanding under the July 2017 Warrants (see Note 4—July 2017 Financing and Note 7—Warrants in our unaudited condensed consolidated financial statements for additional information).

January 2018 Financing

On January 29, 2018, the Company entered into the Fourth Securities Purchase Agreement with the Purchasers for the sale of the Company’s January 2018 Notes and January 2018 Warrants. As of September 30, 2018, the January 2018 Notes had outstanding principal and accrued interest of $222,222 and $22,340, respectively and are currently bearing interest at the default interest rate of 24% per annum.

As of September 30, 2018, there were 17,226,530 warrants outstanding under the January 2018 Warrants (see Note 4—January 2018 Financing and Note 7—Warrants in our unaudited condensed consolidated financial statements for additional information).

March 2018 Financing

On March 13, 2018, the Company entered into the Fifth Securities Purchase Agreement with the Purchasers for the sale of the Company’s March 2018 Notes and March 2018 Warrants. As of September 30, 2018, the March 2018 Notes had outstanding principal and accrued interest of $222,222 and $15,969, respectively and are currently bearing interest at the default interest rate of 24% per annum and have a maturity date of November 13, 2018.

As of September 30, 2018, there were 26,838,434 warrants outstanding under the March 2018 Warrants (see Note 4—March 2018 Financing and Note 7—Warrants in our unaudited condensed consolidated financial statements for additional information).

July 2018 Financing

On July 25, 2018, the Company entered into Sixth Securities Purchase Agreement with an institutional investor for the sale of the July 2018 Note. The Note bears interest at 8% per year and will mature on the one year anniversary of the date of issue. As of September 30, 2018, the July 2018 Note had outstanding principal and accrued interest of $150,000 and $2,236, respectively (see Note 4—July 2018 Financing in our unaudited condensed consolidated financial statements for additional information).

September 2018 Financing

On September 24, 2018, the Company entered into the Seventh Purchase Agreement with the Seventh Round Purchasers for the sale of the Company’s September 2018 Notes and September 2018 Warrants to purchase an aggregate of 51,041,667 shares of the Company’s common stock at an exercise price of $0.04 per share. The September 2018 Notes bear interest at a rate of 5% per year and shall mature on May 24, 2019. As of September 30, 2018, the September 2018 Notes had outstanding principal and accrued interest of $1,361,111 and $1,119, respectively.

November 2018 Financing

On November 13, 2018, the Company entered into the Eighth Purchase Agreement with the Eighth Round Purchaser for the sale of the Company’s November 2018 Note and November 2018 Warrant to purchase an aggregate of 4,743,750 shares of the Company’s common stock at an exercise price of $0.04 per share. The September 2018 Note bears interest at a rate of 5% per year and shall mature on July 13, 2019. The Company received $115,000 of net proceeds from the sale of the November 2018 Note (see Note 9—November 2018 Financing in our unaudited condensed consolidated financial statements for additional information).

To secure the Company’s obligations under the June 2017, July 2017, January 2018, March 2018, September 2018 and Notes, the Company entered into Security Agreements, Pledge Agreements and Subsidiary Guaranty’s with Calvary Fund I LP, as agent, pursuant to which the Company granted a lien on all assets of the Company (the “Collateral”) excluding permitted indebtedness which included a first lien held by Regions Bank in connection with the $100,000 revolving promissory note entered into with Regions Bank in October 2014, for the benefit of the Note Purchasers. Upon an Event of Default (as defined in the related Notes), the Note Purchasers may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

During the nine months ended September 30, 2018, the Company converted an aggregate of $319,359 and $37,738 outstanding principal and interest of these notes, respectively, and $55,890 of default interest, into 46,419,653 shares of its common stock. During the nine months ended September 30, 2018, the Company issued 32,715,368 shares of its common stock upon the cashless exercise of 35,573,203 of the warrants related to these notes

Critical Accounting Policies

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

Derivative liabilities

We have certain financial instruments that are embedded derivatives associated with capital raises. We evaluate all of our financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 810-10-05-4 and 815-40. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on extinguishment.

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

Through March 31, 2018, pursuant to ASC 505-50—Equity-Based Payments to Non-Employees, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, we periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and we adjust the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. We early adopted ASU No. 2018-07 in the second quarter of 2018, and the adoption did not have any impact on its consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2018, our disclosure controls and procedures were not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal control over financial reporting: (1) the lack of multiples levels of management review on complex accounting and financial reporting issues, and business transactions, (2) a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support hiring of personnel and implementation of accounting systems, and (3) a lack of operational controls and lack of controls over assets of the deconsolidated subsidiaries.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	During the three months ended September 30, 2018, the Company issued 5,362,829 shares of common stock upon the cashless exercise of 6,624,671 warrants.

2.	During the three months ended September 30, 2018, the Company issued 7,191,253 shares of common stock upon conversion of debt of $43,448, including both principal and interest.

3.	During the three months ended September 30, 2018, the Company issued 833,333 shares of common stock in connection with the conversion price adjustment from the ratchet related to a previous debt conversion.

4.	During the three months ended September 30, 2018, the Company issued 4,614,105 shares of common stock in connection with the conversion price adjustment from the ratchet related to several previous cashless exercise of warrants.

5.	During the three months ended September 30, 2018, the Company issued 2,500,000 shares of common stock with grant date fair value of $52,500 or $0.021 per share as reported on the OTC Pink Marketplace on the grant date, in exchange for services.

The above securities were issued in reliance upon the exemptions provided by Section 4(a)(2) under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2018, we were in default on our convertible debt instruments and loans caused by the non-payment of balance due pursuant to the repayment terms and late filing of our annual and quarterly reports.

From June 2017 to September 2017, we entered into loan agreements with several third parties (the “Loans”). Pursuant to the loan agreements, we borrowed an aggregate principal amount of $538,875. The Loans bear interest at an annual rate of 33.3%, are unsecured and are in default due to non-payment as of September 30, 2018.

At September 30, 2018, we were in default on our convertible notes payable with principal balances aggregating $774,485 due to the late filing of our annual and quarterly filings and due to non-payment of notes on the due date. Pursuant to the default provisions, the convertible notes in default now bear interest at 24% per annum, the conversion price of the notes were lowered to $0.006 or the Default Conversion Price (defined as 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTC Pink Marketplace or other principal trading market) and the exercise price of the Warrants shall be 60% of the Default Conversion Price. As of November 12, 2018 the total amount in default was $612,940 and $123,956 principal and accrued interest, respectively.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.		Description of Exhibit

10.1		Form of Securities Purchase Agreement issued July 25, 2018 (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 10-K filed with the SEC on July 31, 2018).

10.2		Form of Note issued July 25, 2018 (incorporated by reference to Exhibit 10.2 to registrant’s report on Form 8-K filed with the SEC on July 31, 2018).

10.3	*	Securities Purchase Agreement, dated September 24, 2018

10.4	*	Subsidiary Guaranty Agreement, dated September 24, 2018

10.5	*	Pledge Agreement, dated September 24, 2018

10.6	*	Escrow Agreement, dated September 24, 2018

10.7	*	Security Agreement, dated September 24, 2018

10.8	*	Form of Note issued September 24, 2018

10.9	*	Form of Warrants issued September 24, 2018

10.10	*	Securities Purchase Agreement between Cavalry I LP and OncBioMune, Inc., dated November 13, 2018

10.11	*	Note Agreement between Cavalry I LP and OncBioMune, Inc, dated November 13, 2018

10.12	*	Warrants Agreement between Cavalry I LP and OncBioMune, Inc, dated November 13, 2018

31.1	*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2	*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1	*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

32.2	*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS*	XBRL INSTANCE DOCUMENT

101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCBIOMUNE PHARMACEUTICALS, INC.

Date: November 14, 2018	By:	/s/ Jonathan F. Head, PhD
Jonathan F. Head, PhD
Chief Executive Officer (principal executive officer)

Date: November 14, 2018	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk
Chief Financial Officer and President (principal financial officer and principal accounting officer)

