Form 10-K
period 2018-12-31
OncBioMune Pharmaceuticals, Inc
filed 2019-04-01
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

000-52218

(Commission File Number)

OncBioMune Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-2590810
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

11441 Industriplex Blvd., STE 190,Baton Rouge, LA 70809	(225) 227-2384
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each Exchange on which registered
N/A	N/A

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
[ ]	[ ]	[X]	[X]	[X]

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $0.025 on such date, is $4,782,560.

As of March 25, 2019, there were 285,411,978 shares of the issuer’s common stock, par value $0.0001, issued and outstanding.

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “may,” “could,” “should” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A – “Risk Factors” of this report.

Forward-looking statements include, but are not limited to, statements about:

●	our ability to achieve commercial success for ProscaVax™;
●	our ability to generate revenues from ProscaVax™;
●	the outcome of our disposal of Vitel Laboratories;
●	our ability to continue as a going concern;
●	our ability to raise additional capital when needed;
●	competition;
●	our ability to retain key personnel;
●	our collaboration arrangements and reliance on third parties;
●	our clinical trial and product development initiatives;
●	our ability to maintain or gain required regulatory approvals;
●	the availability and extent of coverage and reimbursement from third-party payers;
●	our use of hazardous materials;
●	our ability to safeguard against security;
●	our ability to insure against product liability claims;
●	our ability to protect our intellectual property;
●	the cost of intellectual property litigation;
●	our ability to obtain and maintain our patent protection;
●	our ability to protect our intellectual property throughout the world;
●	the volatility of our stock price;
●	our ability to pay dividends; and
●	our status as an “emerging growth company”.

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

ITEM 1. BUSINESS

OncBioMune Pharmaceuticals, Inc., a Nevada corporation (referred to collectively with its subsidiaries as “OncBioMune”, “we”, “us”, “our” or the “Company” in this Annual Report) is the registrant for SEC reporting purposes.

Business Overview

We are a clinical-stage biotechnology company specializing in innovative cancer treatment therapies. We have proprietary rights to an investigational immunotherapy platform with an initial concentration on prostate and breast cancers that also may have potential against other solid tumors. Additionally, we have targeted therapies. Our mission is to improve the overall patient condition through innovative bio-immunotherapy with proven treatment protocols, to lower deaths associated with cancer and to reduce the cost of cancer treatment.

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

The key elements to our business and scientific strategy are to:

●	Develop and commercialize ProscaVax™ as well as the other technologies that come from our vaccine platform, as cancer treatments where we believe a company our size can successfully compete;

●	Develop and commercialize a diverse portfolio of licensed and acquired drugs that address a focused brand of therapeutic indications or that represent significant market opportunities;

●	Develop and commercialize drugs globally through joint ventures;

●	Develop and commercialize our targeted therapies globally;

●	Develop our drug candidates by establishing strategic collaborations with pharmaceutical and biotechnology companies to further develop and market our product candidates; and

●	Establish infrastructure and capabilities to support the future commercialization of our products. Our management team has extensive experience developing and/or commercializing pharmaceutical products and as our product candidates advance, we intend to add the appropriate additional regulatory and commercial expertise to maximize the potential for successful product launches and franchise management. In certain instances, we will seek partners to maximize the commercial potential of our product candidates, develop drug candidates and establish strategic collaborations with pharmaceutical and biotechnology companies to further develop and market our product candidates.

ProscaVax™

We completed a Phase 1a clinical trial of our lead product, ProscaVax™, the Company’s lead immunotherapy product from its platform. On May 11, 2018, the Institutional Review Board and Scientific Review Committee at the Dana-Farber Cancer Institute approved the Phase 2 clinical trial of ProscaVax™. The Phase 2 trial ProscaVax™, which is being evaluated for use as a vaccine for prostate cancer, is being hosted by Beth Israel Deaconess Medical Center (BIDMC), a teaching hospital of Harvard University, and its affiliate hospital, the Dana-Farber Cancer Institute. The trial commenced in March 2019. The trial is expected to last 43 months and enroll 120 prostate cancer patients (80 in the ProscaVax™ arm, 40 in active surveillance arm).

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

Dr. Jonathan Head, our Chief Scientific Officer noted that development of this mouse model should allow future studies to investigate the possible use of allogeneic mammary cell lines in a whole cell vaccine with IL-2 and GM-CSF as adjuvants. This early research is important in our efforts to expand into additional indications for our platform. Our intent is to continue studies of our technology that we believe could lead to an off-the-shelf breast cancer therapeutic vaccine and possible preventative vaccine for high-risk breast cancer patients.

This preclinical finding further supports the efficacy of the Company’s proprietary therapeutic cancer vaccine platform. Our prostate cancer vaccine, ProscaVax™ (a combination of prostate cancer associated prostate specific antigen (PSA) with the biological adjuvants interleukin-2 (IL-2) and granulocyte-macrophage colony-stimulating factor (GM-CSF)) was evaluated in a Phase 1 clinical trial in PSA (Prostate Specific Antigen) recurrent prostate cancer in both hormone-naïve and hormone-independent patients in the United States.

The trial was hosted at the University of California San Diego Moores Cancer Center and Veterans Hospital in La Jolla, California (UCSD/VA) under the U.S. Food and Drug Administration’s Investigational New Drug (IND) program with funding from the U.S. Navy Cancer Vaccine Program.

Twenty patients were enrolled in the Phase 1a trial, all of which completed vaccination and are in long term follow-up. The trial established a strong safety profile for ProscaVax™, and to date no serious adverse events or dose limiting adverse events have been reported. All adverse events due to the vaccine were Grade 1 with no Grade 2, 3 or 4 adverse events attributable to the vaccine. We believe these results further validate a showing of minimal toxicity due to the Company’s vaccine technology.

Preliminary data from the UCSD/VA trial shows ProscaVax™ is safe and may provide a clinical benefit to prostate cancer patients. These data include:

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

The trial was originally designed as a Phase 1a/1b study with 20 patients to be enrolled in the Phase 1a portion and 28 in the Phase 1b. As previously disclosed, based upon encouraging preliminary data, we are foregoing the Phase 1b portion of the trial and advancing into Phase 2 clinical trials.

We initiated work on the Phase 2 trial of ProscaVax™ in early-stage prostate cancer patients in the “active surveillance” stage of disease at Harvard’s BIDMC with additional patients from Harvard-affiliated Hospitals and Research Institutes. This will be a 120 patient clinical trial with 40 control patients in active surveillance and 80 active surveillance patients receiving ProscaVax™ (full series of vaccines and vaccines with IL-2). This trial was approved by the IRB at BIDMC and Dana-Farber Cancer Institute on May 11, 2018. This protocol was amended after IRB approval and did not activate at that time. Amendment 2 was IRB approved on February 28, 2019.

This study will evaluate the safety and efficacy of ProscaVax™ in patients with low-risk localized prostate cancer. The goal of the study is to evaluate the frequency of prostate cancer “progression” at 2 years following administration of ProscaVax™ in men with localized prostate cancer who would otherwise be candidates for active surveillance (AS).Active surveillance is a frequently used disease management option for patients with localized prostate cancer that elect to work with their doctor to monitor the disease for progression before taking more drastic intervention measures, such as surgery or radiotherapy that are often accompanied by unpleasant side effects, including impotence and urinary incontinence.

In the ProscaVax™ arm of the study, during the first four months of induction treatment, six doses of the ProscaVax™ vaccine will be administered intradermally at weeks 1, 2, 3, 7, 11, and 15, followed by maintenance booster injections once every month which will alternate between low dose IL-2 alone (at weeks 19, 27 and 35) and ProscaVax™ vaccine (at weeks 23, 31, 39) for six months.

Primary outcomes for the study shall be determined by:

●	Prostate cancer progression measured by PSA test (Time Frame: At pre-study, week 7, 19, 35, 52, 65, 78, 91, 104) for both arms of the study.
●	Prostate cancer progression measured by digital rectal examination (Time Frame: At pre-study and then at week 19, 52, 78, 104)

●	Prostate cancer progression measured by prostate biopsy (Time Frame: At pre-study and then every twelve-months for two years)
●	Assessment of Adverse Events (Time Frame: At week 7, 19, 35, 52, 65, 78, 91, 104)

We anticipate that the Phase 2 trials will expand the results that we found in our Phase 1 clinical trial in a different patient population. We also plan to develop our other proprietary technologies, with the lead being PGT or paclitaxel, gallium, transferrin, which is currently being manufactured for preclinical studies to assess comparative efficacy in these models. Our tentative clinical development strategy is to file an orphan drug indication followed by a tumor agnostic indication. Timelines are yet to be determined.

With a strong safety profile now established for ProscaVax™ with no serious adverse events or dose limiting adverse events reported, we believe we have further validated prior research in hundreds of patients showing minimal toxicity of our vaccine technology. We believe that additional clinical data will further support the previously reported efficacy of ProscaVax™ in both early and late stage prostate cancer.

Intellectual Property

We have obtained, and intend to actively seek to obtain, when appropriate, protection for our current and prospective products and proprietary technology by means of United States and foreign patents, trademarks, and applications for each of the foregoing. In addition, we rely upon trade secrets and contractual agreements to protect certain of our proprietary technology and products. ProscaVax™ is a novel biologic, and it is difficult to predict how competition could develop and accordingly which aspects of our related intellectual property may prove the most significant in the future. We currently have a patent application relating to protein therapeutic cancer vaccines and a provisional patent application relating to taxane- and taxoid-protein compositions. Both United States patent applications expire in 2031. In addition, we had a patent that expired in 2014 relating to vaccination of cancer patients using tumor-associated antigens mixed with interleukin-2 and granulocyte-macrophage colony stimulating factor.

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

Competition

All though there is no competition in the active surveillance patient population, we have prepared below the overall competition in prostate cancer including industry standards for care.

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Pharmaceutical and biotechnology companies, academic institutions and other research organizations are actively engaged in the discovery, research and development of products designed to address prostate cancer and other indications. There are products currently under development by other companies and organizations that could compete with ProscaVax™ or other products that we are developing. Products such as chemotherapeutics, androgen metabolism or androgen receptor antagonists, endothelin A receptor antagonists, antisense compounds, angiogenesis inhibitors and gene therapies for cancer are also under development by a number of companies and could potentially compete with ProscaVax™ and our other product candidates. In addition, many universities and private and public research institutes may in the future become active in cancer research, which may be in direct competition with us. Docetaxel (also referred to by its brand name Taxotere) was approved by the FDA for the therapeutic treatment of metastatic, androgen-independent prostate cancer in 2004 and JEVTANA® (cabazitaxel) was approved in 2010 for use in men as a second line therapy following progression after initial treatment with docetaxel.

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

Our ability to successfully commercialize ProscaVax™ and our other potential products, and compete effectively with third parties will depend, in large part, on:

●	the perception of physicians and other healthcare professionals of the safety, efficacy and relative benefits of ProscaVax™ or our other products compared to those of competing products or therapies;
●	the effectiveness of our sales and marketing efforts in appropriately targeting a resonant clinical message to both oncologists and urologists;
●	the willingness of physicians to adopt a new treatment regimen consisting of infusion of an immunotherapy;
●	reimbursement policies for ProscaVax™ or our other product candidates, if developed and approved;
●	the price of ProscaVax™ and that of other products we may develop and commercialize relative to competing products;
●	our ability to manufacture ProscaVax™ and other products we may develop on a cost-effective commercial scale;
●	our ability to accurately forecast demand for ProscaVax™, and our product candidates if regulatory approvals are achieved; and
●	our ability to advance our other product candidates through clinical trials and through the FDA approval process and those of non-United States regulatory authorities.

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

To obtain marketing authorization, a company must submit to the FDA the results of the preclinical and clinical testing, together with, and among other things, detailed information on the manufacture and composition of the product, in the form of a New Drug Application (“NDA”) or, in the case of a biologic such as ProscaVax™, a Biologics License Application (“BLA”).

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

Fast Track Designation/Priority Review

Congress enacted the Food and Drug Administration Modernization Act of 1997 (the “Modernization Act”) in part to ensure the availability of safe and effective drugs, biologics and medical devices by expediting the development and review for certain new products. The Modernization Act established a statutory program for the review of Fast Track products, including biologics. A Fast Track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the Fast Track program, the sponsor of a new drug or biologic may request that the FDA designate the drug or biologic as a Fast Track product at any time during the development of the product, prior to a new drug application or BLA submission.

Post-Marketing Obligations

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

Drug and biologics manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and to list their products with the FDA. The FDA periodically inspects manufacturing facilities in the United States and abroad in order to assure compliance with the applicable current good manufacturing practices, or cGMP, regulations and other requirements. Facilities also are subject to inspections by other federal, foreign, state or local agencies. In complying with the cGMP regulations, manufacturers must continue to assure that the product meets applicable specifications, regulations and other post-marketing requirements. We must ensure that third-party manufacturers continue to ensure full compliance with all applicable regulations and requirements. Failure to comply with these requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, recall or seizure of product, injunction, and criminal prosecution.

Also, newly discovered or developed safety or efficacy data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, additional preclinical or clinical studies, or even in some instances, revocation or withdrawal of the approval. Violations of regulatory requirements at any stage, including after approval, may result in various adverse consequences, including the FDA’s withdrawal of an approved product from the market, other voluntary or FDA-initiated action that could delay or restrict further marketing, and the imposition of civil fines and criminal penalties against the manufacturer and BLA holder. In addition, discovery of previously unknown problems may result in restrictions on the product, manufacturer or BLA holder, including withdrawal of the product from the market. Furthermore, new government requirements may be established that could delay or prevent regulatory approval of our products under development, or affect the conditions under which approved products are marketed.

We are also subject to a variety of regulations governing post-marketing obligations for our product in the European Union. As part of the approval process governed by European regulations, a company may be required to complete post marketing commitments as a condition of approval to assess additional information regarding the safety of a product. The European Medicines Agency (“EMA”) may require post-marketing studies to investigate known serious risks or signals of serious risks or identify unexpected serious risks and may require periodic status reports if new safety information develops. Failure to complete post-marketing requirements in a timely manner may result in substantial fines including the risk to continued marketing in the European Union.

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

Federal Anti-Kickback, False Claims Laws & The Federal Physician Payment Sunshine Act

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws are relevant to certain marketing practices in the pharmaceutical industry. These laws include anti-kickback statutes, false claims statutes, and the federal Physician Payment Sunshine Act. The federal healthcare program anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good or service for which payment may be made under federal health care programs such as the Medicare and Medicaid programs. For example, this statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the federal anti-kickback statute are punishable by imprisonment up to ten years, criminal fines up to $100,000, civil monetary penalties up to $100,000 for each violation plus three times the remuneration involved, and exclusion from participation in federal healthcare programs. The federal Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 and subsequent legislation (collectively, “PPACA”), among other things, amends the intent requirement of the federal anti-kickback statute. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. There are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions; however, the exceptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exception or safe harbor may be subject to scrutiny and liability.

Federal false claims laws prohibit, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment, or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim. For example, several pharmaceutical and other healthcare companies have faced enforcement actions under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, anti-kickback statute violations and certain marketing practices, including off-label promotion, may also implicate false claims laws. Federal false claims laws violations may result in imprisonment, criminal fines, civil monetary damages and penalties of a minimum of $11,181 and a maximum of $22,363 for each claim submitted plus three times the amounts paid for such claims, and exclusion from participation in federal healthcare programs. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs. A number of states have anti-kickback laws that apply regardless of the payer.

In addition, the federal Physician Payment Sunshine Act requires extensive tracking of physician and teaching hospital payments, maintenance of a payments database, and public reporting of the payment data. The Centers for Medicare & Medicaid Services (“CMS”) has issued a final rule implementing the Physician Payment Sunshine Act provisions and clarified the scope of the reporting obligations. Failure to comply with the reporting obligations may result in civil monetary penalties. Following the enactment of the SUPPORT Act (Pub. Law No. 115-271), Section 6111 of the SUPPORT Act broadens the scope of the Physician Payment Sunshine Act such that effective January 1, 2022 reporting requirements will also include payments to physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetist, and certified nurse-midwives.

State Laws

Marketing Restrictions and Disclosure Requirements. A number of states, such as Minnesota, Massachusetts and Vermont, have requirements that restrict pharmaceutical marketing activities. These state requirements limit the types of interactions we may have with healthcare providers licensed in these jurisdictions. In addition, a number of states have laws that require pharmaceutical companies to track and report payments, gifts and other benefits provided to physicians and other health care professionals and entities similar to the Physician Payment Sunshine Act. Still other state laws mandate implementation of specific compliance policies to regulate interactions with health care professionals.

State Fraud and Abuse Laws. Several states have enacted state law equivalents of federal laws, such as anti-kickback and false claims laws. These state laws may apply to items or services reimbursed under Medicaid and other state programs or, in several states, apply regardless of the payer.

State Price Reporting Requirements. Several states have enacted state fraud and abuse laws similar to federal laws, such as anti-kickback and false claims laws. These state laws may apply to arrangements or claims involving items or services reimbursed under Medicaid and other state programs or, in several states, apply regardless of the payer.

Healthcare Reform. Certain states, such as Massachusetts, are pursuing their own programs for health reform. These programs may include cost containment measures that could affect state healthcare benefits, particularly for higher priced drugs. Under PPACA, states have authority to define packages of “essential health benefits” that health plans in the individual and small group markets offer. The definition of these packages affect coverage of our products by those plans.

Sale of Pharmaceutical Products. Many states have enacted their own laws and statutes applicable to the sale of pharmaceutical products within the state, with which we must comply. We are also subject to certain state privacy and data protection laws and regulations.

Coverage and Reimbursement by Third-Party Payers

Our sale of ProscaVax™ is dependent on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans.

Medicare Part B Coverage and Reimbursement of Drugs and Biologicals

In the United States, the Medicare program is administered by the Centers for Medicare and Medicaid Services (“CMS”). Coverage and reimbursement for products and services under Medicare are determined in accordance with the Social Security Act and pursuant to regulations promulgated by CMS, as well as the agency’s subregulatory coverage and reimbursement determinations. Medicare Part B provides limited coverage of outpatient drugs and biologicals that are furnished “incident to” a physician’s services. Generally, “incident to” drugs and biologicals are covered only if they satisfy certain criteria, including that they are the type of drug that is not usually self-administered by the patient and they are reasonable and necessary for a medically accepted diagnosis or treatment.

Medicare Part B pays providers under a payment methodology using average sales price (“ASP”) information. Manufacturers are required to provide ASP information to CMS on a quarterly basis. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties of up to $13,333 for each misrepresentation for each day in which the misrepresentation was applied. This information is used to compute Medicare payment rates, updated quarterly based on this ASP information. The Medicare Part B payment methodology for physicians is ASP plus six percent and can change only through legislation. There is a mechanism for comparison of ASP for a product to the widely available market price and the Medicaid Average Manufacturer Price for the product, which could cause further decreases in Medicare payment rates, although this mechanism has yet to be utilized. The statute establishes the payment rate for new drugs and biologicals administered in hospital outpatient departments that are granted “pass-through status” at the rate applicable in physicians’ offices (i.e., ASP plus six percent) for two to three years after FDA approval. CMS establishes the payment rates for drugs and biologicals that do not have pass-through status by regulation.

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

We expect that ProscaVax™ will be made available to patients that are eligible for Medicaid benefits. A condition of federal funds being made available to cover our products under Medicaid and Medicare Part B is our participation in the Medicaid drug rebate program, established by the Omnibus Budget Reconciliation Act of 1990, Pub. L. 101-508, and as amended by subsequent legislation, including PPACA. Under the Medicaid drug rebate program, we will pay a rebate to each state Medicaid program for each unit of ProscaVax™ paid for by those programs. The rebate amount varies by quarter, and is based on pricing data reported by us on a monthly and quarterly basis to CMS. These data include the monthly and quarterly average manufacturer price (“AMP”) for our drugs, and in the case of innovator products like ProscaVax™, the quarterly best price (the “QBP”), which is our lowest price in a quarter to any commercial or non-governmental customer. If we become aware that our reported prices for prior quarters are incorrect or should be changed to reflect late-arriving pricing data, we would be obligated to submit the corrected data for a period not to exceed 12 quarters from the quarter in which the data originally were due. Any corrections to our pricing data could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction.

The availability of federal funds under Medicaid and Medicare Part B to pay for any products that are approved for marketing also is conditioned on our participation in the Public Health Service 340B drug pricing program. The 340B drug pricing program requires participating manufacturers to agree to charge statutorily-defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These covered entities include hospitals that serve a disproportionate share of low-income patients, as well as a variety of community health clinics and other recipients of health services grant funding. PPACA expanded the 340B program to include certain free standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals. The 340B ceiling price for a drug is calculated using a statutory formula that is based on the AMP and Medicaid rebate amount for the drug. Any revisions to previously reported Medicaid pricing data also may require revisions to the 340B ceiling prices that were based on those data and could require the issuance of refunds.

If we make ProscaVax™ available for purchase by authorized users of the Federal Supply Schedule (“FSS”) of the General Services Administration pursuant to an FSS contract with the Department of Veterans Affairs (“VA”), the Veterans Health Care Act of 1992 (“VHCA”), would require us to offer deeply discounted FSS contract pricing to four federal agencies commonly referred to as the “Big Four” - the VA, the Department of Defense (“DoD”), the Coast Guard and the Public Health Service (including the Indian Health Service) - for federal funding to be made available for reimbursement of any of our products under the Medicaid program, Medicare Part B and for our products to be eligible to be purchased by those four federal agencies and certain federal grantees. FSS pricing to those four federal agencies must be equal to or less than the federal ceiling price (“FCP”). The FCP is based on a weighted average wholesaler price known as the non-federal average manufacturer price (“Non-FAMP”). We are required to report Non-FAMP to the VA on a quarterly and annual basis. If we misstate Non-FAMP or FCP, we must restate these figures. In addition, if we are found to have knowingly submitted false information to the government, the VHCA provides for civil monetary penalties of $184,767 per item of false information in addition to other penalties the government may impose.

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

Data Privacy

Numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information (e.g., the European Union’s General Data Protection Regulation). In addition, most healthcare providers who prescribe our product and from whom we obtain patient health information are subject to privacy, security, and breach notification requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). We are not a HIPAA covered entity, and we do not operate as a business associate to any covered entities. Therefore, these privacy, security, and breach notification requirements do not apply to us. However, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. These laws could create liability for us or increase our cost of doing business.

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

Employees

As of March 25, 2019, we had 3 full time employees. None of our employees are represented by a union. We believe we have good relations with our employees.

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

As of March 25, 2019, we had 285,411,978 shares of common stock, 1,000,000 shares of Series A preferred stock and 2,892,000 shares of Series B preferred stock issued and outstanding.

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

Under the terms of the Shareholders Agreement, we have agreed to assign to Oncbiomune Mexico and its affiliates limited patent and intellectual property rights and trademarks related to our OVCAVAX, ProscaVax™ vaccine technology and cancer technologies and future developments related to these technologies. These rights will permit Oncbiomune Mexico to use and develop these technologies in MALA.

This Agreement became effective as of August 19, 2016 and, except as otherwise set forth herein, will continue in effect thereafter until terminated upon the mutual consent of all of the Parties hereto. We plan to dissolve OBM Mexico after we dispose of Vitel.  As of the filing date of this report, OBM Mexico has not been dissolved.

Acquisition of Vitel Laboratorios

On March 10, 2017, we completed the acquisition of 100% of the issued and outstanding capital stock of Vitel Laboratorios from its shareholders Manuel Cosme Odabachian and Carlos Fernando Alaman Volnie (collectively, the “Vitel Stockholders”) on March 10, 2017 (the “Closing Date”) pursuant to the terms and conditions of a Contribution Agreement to the Property of Trust F/2868 entered into among we and the Vitel Stockholders on the Closing Date (the “Contribution Agreement”). Pursuant to the terms of the Contribution Agreement we issued 61,158,013 shares of our unregistered common stock, par value $0.0001 per share (the “Common Stock”) and 5,000,000 shares of Series B preferred stock (the “Series B Preferred”) to Banco Actinver, S.A., in its capacity as Trustee (the “Trustee”) of the Irrevocable Management Trust Agreement Trust No. 2868 (the “Trust Agreement”) for the benefit of the Vitel Stockholders in exchange for 100% of the issued and outstanding capital stock of Vitel Laboratorios (the “Vitel Shares”). The Common Stock and Series B Preferred are held by Trustee for the benefit of the Vitel Stockholders as provided for in the Trust Agreement and 98% of the Vitel Shares will be held by the Trustee for the benefit of our company as provided for in the Trust Agreement and 2% of the Vitel Shares will be transferred to OBMP. Vitel Laboratorios became a wholly owned subsidiary of our company as of the Closing Date. In addition, we agreed to issue 2,892,000 shares of Series B Preferred to Jonathan F. Head, Ph. D, our Chief Executive Officer and a member of the Board of Directors of our company as provided for in the Contribution Agreement.

On December 29, 2017, the Board of Directors of the Company determined to sell or otherwise dispose of its interest in Vitel Laboratorios S.A. de C.V. (“Vitel”) and Oncbiomune México, S.A. De C.V. (“OBMP Mexico”) due to disputes with the original Vitel Stockholders and resulting loss of operational control of the assets and operations of Vitel and Oncbiomune Mexico. Accordingly, Vitel and Oncbiomune México were treated as a discontinued operation through December 31, 2017 and were deconsolidated effective January 1, 2018. On February 20, 2019, pursuant to the Certificate of Designation, Rights and Preferences of the Series B Preferred, the Company exercised its right to redeem all of the 5,000,000 shares of the Series B Preferred outstanding held by to Banco Actinver, S.A., in its capacity as Trustee of the Trust Agreement for the benefit of Mr. Cosme and Mr. Alaman equal to the stated value. The total redemption price equaled $500 which was equal to $0.0001 per share of Series B Preferred.

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

This decision will enable us to focus more of our efforts and resources on the Phase 2 clinical trials of ProscaVax™ in the United States. In connection with the foregoing, Manuel Cosme Odabachian resigned as a member of the board of directors of OBMP and as an officer of the Company on December 22, 2017. Carlos Alaman also resigned as an officer of Vitel. We expect to terminate the Contribution Agreement, Stockholders Agreement and Trust Agreement during 2019.

ITEM 1A. RISK FACTORS

Risks Relating to our Product Commercialization Pursuits

If we fail to achieve and sustain commercial success for ProscaVax™, our business will suffer, our future prospects may be harmed and our stock price would likely decline.

We have never sold or marketed our pharmaceutical products in our continuing operations. Unless we can successfully commercialize ProscaVax™ or another product candidate or acquire the right to market other approved products, our business will be materially adversely affected. Our ability to generate revenues for ProscaVax™ will depend on, and may be limited by, a number of factors, including the following:

●	Our ability to receive approval of ProscaVax™ by the FDA;

●	acceptance of and ongoing satisfaction with ProscaVax™ by the medical community, patients receiving therapy and third-party payers in the United States, and eventually in foreign markets if we receive marketing approvals abroad;

●	our ability to develop and expand market share for treating late stage prostate cancer patients, both in the United States and potentially in the rest of the world if we receive marketing approvals outside of the United States, in the midst of numerous competing products for late stage prostate cancer, many of which are in late stage clinical development;

●	whether data from clinical trials for the additional indication of early stage prostate cancer patients are positive and whether such data, if positive, will be sufficient to achieve approval from the FDA and its foreign counterparts to market and sell ProscaVax™ for this additional indication;

●	adequate coverage or reimbursement for ProscaVax™ by government healthcare programs and third-party payors, including private health coverage insurers and health maintenance organizations; and

●	the ability of patients to afford any required co-payments for ProscaVax™.

If for any reason we are unable to sell ProscaVax™, our business would be seriously harmed and could fail.

If ProscaVax™ were to become the subject of problems related to its efficacy, safety, or otherwise, our ability to generate revenues from ProscaVax™ could be seriously harmed.

ProscaVax™, in addition to any other of our drug candidates that may be approved by the FDA, will be subject to continual review by the FDA, and we cannot assure you that newly discovered safety issues will not arise. With the use of any newly marketed drug by a wider patient population, serious adverse events may occur from time to time that initially do not appear to relate to the drug itself. Any safety issues could cause us to suspend or cease marketing of our approved products, cause us to modify how we market our approved products, subject us to substantial liabilities, and adversely affect our revenues and financial condition. In the event of a withdrawal of ProscaVax™ from the market, our revenues would decline significantly and our business would be seriously harmed and could fail.

Adoption of ProscaVax™ for the treatment of patients with either early stage or advanced prostate cancer may be slow or limited for a variety of reasons, including competing therapies and perceived difficulties in the treatment process or delays in obtaining reimbursement. If ProscaVax™ is not successful in broad acceptance as a treatment option for prostate cancer, our business would be harmed.

The rate of adoption of ProscaVax™ for early stage or advanced prostate cancer and the ultimate market size will be dependent on several factors, including the education of treating physicians on the patient treatment process with ProscaVax™ and immunotherapies generally. A significant portion of the prospective patient base for treatment with ProscaVax™ may be under the care of urologists who may be less experienced with immunotherapy than oncologists. Acceptance by urologists of ProscaVax™ as a treatment option may be measurably slower than adoption by oncologists of ProscaVax™ as a therapy and may require more educational effort by us.

To achieve global success for ProscaVax™ as a treatment, we will need to obtain approvals by foreign regulatory authorities. Data from our completed clinical trials of ProscaVax™ may not be sufficient to support approval for commercialization by regulatory agencies governing the sale of drugs outside of the United States. This could require us to spend substantial sums to develop sufficient clinical data for licensure by foreign authorities. Submissions for approval by foreign regulatory authorities may not result in marketing approval by these authorities for the requested indication. In addition, certain countries require pricing to be established before reimbursement for the specific indication may be obtained. We may not receive or maintain marketing approvals at favorable pricing levels or at all, which could harm our ability to market ProscaVax™ globally. Prostate cancer is common in many regions where the healthcare support systems are limited and reimbursement for ProscaVax™ may be limited or unavailable, which will likely limit or slow adoption in these regions. If we are unable to successfully achieve the full global market potential of ProscaVax™ due to diagnosis practices or regulatory hurdles, our future prospects would be harmed and our stock price could decline.

Risks Relating to Our Financial Position and Operations

There is no way to predict the final outcome of our acquisition and subsequent disposal of Vitel Laboratorios and Oncbiomune Mexico

On March 10, 2017, we completed the acquisition of 100% of the issued and outstanding capital stock of Vitel Laboratorios from its shareholders Manuel Cosme Odabachian and Carlos Fernando Alaman Volnie (collectively, the “Vitel Stockholders”) pursuant to the terms and conditions of the Contribution Agreement entered into among the Company and the Vitel Stockholders . We acquired Vitel for the purpose of commercializing the Company’s ProscaVax™ vaccine technology and cancer technologies in MALA and to utilize Vitel’s distribution network and customer and industry relationships. We do not expect the development ProscaVax™ to be affected by the disposition of Vitel discussed below.

On December 29, 2017, our Board of Directors determined to sell or otherwise dispose of the Company’s interest in Vitel and Oncbiomune México due to disputes with the original Vitel shareholders and a resulting lack of control over the assets and operations of Vitel and OncBiomune Mexico. Accordingly, Vitel and Oncbiomune México are treated as a discontinued operation as of December 31, 2017 and deconsolidated effective January 1, 2018.

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

We had net income (loss) of $6,468,325 and $(20,513,138) for the years ended December 31, 2018 and 2017, respectively, however net income in 2018 resulted primarily from the large gain from the change of fair value of the derivative liabilities. We had loss from operation in 2018 of $1,777,983. The net cash used in operations were $1,679,406 and $2,294,341 for the years ended December 31, 2018 and 2017, respectively. Additionally, the Company had an accumulated deficit of $17,187,664 and $23,655,989, at December 31, 2018 and 2017, respectively, had a stockholders’ deficit of $7,546,917 at December 31, 2018, had a working capital deficit of $7,557,621 at December 31, 2018, had no revenues from continuing operations for the years ended December 31, 2018 and 2017, and we defaulted on our debt. These conditions, among others, raise substantial doubt about our ability to continue as a going concern for a period of twelve months for the issuance date of this report as described in Note 2 in our consolidated financial statements for the year ended December 31, 2018.

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

Although management believes there is substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our consolidated financial statements contain additional note disclosure describing the circumstances that lead to this disclosure. Even if we are able to successfully realize our commercialization goals for ProscaVax™, because of the numerous risks and uncertainties associated with commercialization of a biologic, we may still require additional funding. And in any event, we are unable to predict when we will become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability.

We will need additional funding and may be unable to raise additional capital when needed, which would force us to delay, reduce or eliminate our research and development activities.

We will need to raise additional funding. We may not be able to generate significant revenues for several years, if at all. Until we can generate significant revenues, if ever, we expect to satisfy our future cash needs through equity or debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development activities.

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

Products such as chemotherapeutics, androgen metabolism or androgen receptor antagonists, endothelin A receptor antagonists, antisense compounds, angiogenesis inhibitors and gene therapies for cancer are also under development by a number of companies and could potentially compete with ProscaVax™ and our other product candidates. In addition, many universities and private and public research institutes may in the future become active in cancer research, which may be in direct competition with us.

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

We could face competition for ProscaVax™ or other approved products from biosimilar products that could impact our profitability.

We may face competition in Europe from biosimilar products, and we expect we may face competition from biosimilars in the future in the United States as well. To the extent that governments adopt more permissive approval frameworks and competitors are able to obtain broader marketing approval for biosimilars, our products will become subject to increased competition. Expiration or successful challenge of applicable patent rights could trigger such competition, and we could face more litigation regarding the validity and/or scope of our patents. We cannot predict to what extent the entry of biosimilar products or other competing products could impact our future potential sale of ProscaVax™ in the E.U., where biosimilars to other innovator biological products are already available. Our inability to compete effectively in foreign territories would reduce global sales potential, which could have a material adverse effect on our results of operations.

On March 23, 2010, PPACA became law and authorized FDA approval of biosimilar products. PPACA established a period of 12 years of data exclusivity for reference products and outlined statutory criteria for science-based biosimilar approval standards. Under this framework, data exclusivity protects the data in the innovator’s regulatory application by prohibiting, for a period of 12 years, others from gaining FDA approval based in part on reliance or reference to the innovator’s data. FDA has issued a number of guidance documents concerning its biosimilar policies and has licensed a number of biosimilar products. The biosimilar law does not change the duration of patents granted on biologic products. Because of this pathway for the approval of biosimilars in the U. S., we may in the future face greater competition from biosimilar products and downward pressure on our product prices, sales and revenues, subject to our ability to enforce our patents.

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

We depend upon our scientific staff to discover new product candidates and to develop and conduct pre-clinical studies of those new potential products. Our clinical and regulatory staff is responsible for the design and execution of clinical trials in accordance with FDA requirements and for the advancement of our product candidates toward FDA approval and submission of data supporting approval. The quality and reputation of our scientific, clinical and regulatory staff, especially the senior staff, and their success in performing their responsibilities, may directly influence the success of our product development programs. As we pursue successful commercialization of ProscaVax™, our sales and marketing, and operations executive management staff takes on increasing significance and influence upon our organizational success. In addition, our executive officers are involved in a broad range of critical activities, including providing strategic and operational guidance. The loss of these individuals, or our inability to retain or recruit other key management and scientific, clinical, regulatory, medical, operational and other personnel, may delay or prevent us from achieving our business objectives. We face intense competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

Risks Relating to Collaboration Arrangements and Reliance on Third Parties

We must rely at present on relationships with third-party suppliers to supply necessary components used in our products, which relationships are not easy to replace.

We rely upon contract manufacturers for components used in the manufacture of ProscaVax™. Problems with any of our suppliers’ facilities or processes could result in failure to produce or a delay in production of adequate supplies of the antigen or other components we use in the manufacture of ProscaVax™. This could delay or reduce commercial sales and materially harm our business. Any prolonged interruption in the operations of our suppliers’ facilities could result in cancellation of orders, loss of components in the process of being manufactured or a shortfall in availability of a necessary component. A number of factors could cause interruptions, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters, changes in FDA or equivalent other country authorities’ regulatory requirements or standards that require modifications to manufacturing processes, or action by us to implement process changes or other similar factors. Because manufacturing processes are complex and are subject to a lengthy FDA or equivalent non-United States regulatory approval process, alternative qualified supply may not be available on a timely basis or at all. Difficulties or delays in our suppliers’ manufacturing and supply of components could delay our clinical trials, increase our costs, damage our reputation and, for ProscaVax™, cause us to lose revenue or market share if we are unable to timely meet market demands.

We rely on single source vendors for some key components for ProscaVax™ and our active immunotherapy product candidates, which could impair our ability to manufacture and supply our products.

We currently depend on single source vendors for components used in ProscaVax™ and other active immunotherapy candidates. Any production shortfall that impairs the supply of the antigen in ProscaVax™ to us could have a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain a sufficient quantity of antigen, there could be a substantial delay in successfully developing a second source supplier. In addition, we rely on single-source unaffiliated third-party suppliers for certain other raw materials, medical devices and components necessary for the formulation, fill and finish of our products. Certain of these raw materials, medical devices and components are the proprietary products of these unaffiliated third-party suppliers and are specifically cited in the drug application with regulatory agencies so that they must be obtained from that specific sole source and could not be obtained from another supplier unless and until the regulatory agency approved such supplier. An inability to continue to source product from any of these suppliers, which could be due to regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands or quality issues, could adversely affect our ability to satisfy demand for ProscaVax™ or other products, which could adversely affect our product sales and operating results materially or our ability to conduct clinical trials, either of which could significantly harm our business.

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

Clinical and other studies necessary to obtain approval of a new drug can be time consuming and costly, especially in the United States, but also in foreign countries. Our estimates of the costs associated with future clinical trials and research may be substantially lower than what we actually experience. It is impossible to predict what we will face in the development of a product candidate, such as ProscaVax™. The purpose of clinical trials is to provide both regulatory authorities and us with safety and efficacy data in humans. It is relatively common to revise a trial or add subjects to a trial in progress. These examples of common variances in product development and clinical investigations demonstrate how predicted costs may exceed reasonable expectations. The difficult and often complex steps necessary to obtain regulatory approval especially that of the FDA and the European Union’s European Medicines Agency (the “EMA”) involve significant costs and may require several years to complete. We expect that we will need substantial additional financing over an extended period in order to fund the costs of future clinical trials, related research, and general and administrative expenses.

The extent of our clinical trials and research programs are primarily based upon the amount of capital available to us and the extent to which we receive regulatory approvals for clinical trials. We have established estimates of the future costs of the Phase 2 clinical trial for ProscaVax™, but, as explained above, that estimate may not prove correct. We expect the phase 2 clinical trial at Dana-Farber Hospital and Beth Israel Deaconess Hospital to take three and a half years and cost roughly $6,100,000.

Our clinical and pre-clinical candidates in the pipeline for other potential cancer immunotherapies and targeted products may never reach the commercial market for a number of reasons.

To sustain our business, we focus substantial resources on the search for new pharmaceutical products. These activities include engaging in discovery research and product development, conducting pre-clinical and clinical studies, and seeking regulatory approval in the United States for product candidates and in other countries for ProscaVax™ and other products we may market in the future. Our long-term success depends on the discovery and development of new drugs that we can commercialize. Our cancer immunotherapy and targeted program pipeline candidates are still at a relatively early stage in the development process. There can be no assurance that these product candidates or any other potential therapies we may pursue will become a marketed drug. In addition, we may find that certain products cannot be manufactured on a commercial scale and, therefore, they may not be economical to produce, or may be precluded from commercialization by proprietary rights of third parties.

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

An Investigational New Drug (“IND”) application must become effective before human clinical trials may commence. The IND application is automatically effective 30 days after receipt by the FDA unless before that time, the FDA raises concerns or questions about the product’s safety profile or the design of the trials as described in the application. In the latter case, any outstanding concerns must be resolved with the FDA before clinical trials can proceed. Thus, the submission of an IND may not result in FDA authorization to commence clinical trials in any given case. After authorization is received, the FDA retains the authority to place the IND, and clinical trials under that IND, on clinical hold. If we are unable to commence clinical trials or clinical trials are delayed indefinitely, we would be unable to develop additional product candidates and our business could be materially harmed. Clinical trials, both in the United States and in other countries, can be delayed for a variety of reasons, including:

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

Each phase of clinical testing is highly regulated, and during each phase, there is risk that we will encounter serious obstacles or will not achieve our goals, and accordingly we may abandon a product in which we have invested substantial amounts of time and money. In addition, we must provide the FDA and foreign regulatory authorities with pre-clinical and clinical data that demonstrate that our product candidates are safe and effective for each target indication before they can be approved for commercial distribution. We cannot state with certainty when or whether any of our products now under development will be approved or launched; or whether any products, once approved and launched, will be commercially successful.

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

If we have difficulty enrolling or maintaining a sufficient number of patients with sufficient diversity to conduct our clinical trials as planned, we may need to delay or terminate ongoing or planned clinical trials either of which would have a negative effect on our business.

Risks Related to Regulation of the Pharmaceutical Industry

ProscaVax™ and our other products in development cannot be sold if we do not maintain or gain required regulatory approvals.

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

Regulatory authorities could also add new regulations or change existing regulations at any time, which could affect our ability to obtain or maintain approval of our products. ProscaVax™ and our investigational cellular immunotherapies are novel. As a result, regulatory agencies lack experience with them, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of ProscaVax™ outside of the United States and with respect to our active immunotherapy products under development. We are unable to predict when and whether any changes to regulatory policy affecting our business could occur, and such changes could have a material adverse impact on our business. If regulatory authorities determine that we have not complied with regulations in the research and development of a product candidate, a new indication for an existing product or information to support a current indication, they may not approve the product candidate or new indication or maintain approval of the current indication in its current form or at all, and we would not be able to market and sell it. If we were unable to market and sell our products or product candidates, our business and results of operations would be materially and adversely affected.

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

Our sale of ProscaVax™ is dependent on the availability and extent of coverage and reimbursement from third-party payers, including government healthcare programs and private insurance plans. We rely in large part on the reimbursement coverage by federal and state sponsored government programs such as Medicare and Medicaid in the United States and equivalent programs in other countries. In the event we seek approvals to market ProscaVax™ in foreign territories, we will need to work with the government-sponsored healthcare systems in Europe and other foreign countries that are the primary payers of healthcare costs in those regions. Governments and private payers may regulate prices, reimbursement levels and/or access to ProscaVax™ and any other products we may market to control costs or to affect levels of use of our products. We cannot predict the availability or level of coverage and reimbursement for ProscaVax™ or our product candidates and a reduction in coverage and/or reimbursement for our products could have a material adverse effect on our product sales and results of operations.

We use hazardous materials in our business and must comply with environmental laws and regulations, which can be expensive.

Our operations produce hazardous waste products, including chemicals and radioactive and biological materials. We are subject to a variety of federal, state and local laws and regulations relating to the use, handling, storage and disposal of these materials. Although we believe that our safety procedures for handling and disposing of these materials complies with the standards prescribed by state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. We generally contract with third parties for the disposal of such hazardous waste products and store our low-level radioactive waste at our facilities in compliance with applicable environmental laws until the materials are no longer considered radioactive. We are also subject to regulation by the Occupational Safety and Health Administration (“OSHA”), and the Environmental Protection Agency (the “EPA”), and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. OSHA and/or the EPA may promulgate regulations that may affect our research and development programs. We may be required to incur further costs to comply with current or future environmental and safety laws and regulations. In addition, in the event of accidental contamination or injury from these materials, we could be held liable for any damages that result, including remediation, and any such liability could exceed our resources.

If we are unable to safeguard against security breaches with respect to our information systems, our business may be adversely affected.

In the course of our business, we gather, transmit and retain confidential information through our information systems. Although we endeavor to protect confidential information through the implementation of security technologies, processes and procedures, it is possible that an individual or group could defeat security measures and access sensitive information about our business and employees. Any misappropriation, loss or other unauthorized disclosure of confidential information gathered, stored or used by us could have a material impact on the operation of our business, including damaging our reputation with our employees, third parties and investors. We could also incur significant costs implementing additional security measures and organizational changes, implementing additional protection technologies, training employees or engaging consultants. In addition, we could incur increased litigation as a result of any potential cyber-security breach. We are not aware that we have experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cyber-security breach or other act, however, a cyber-security breach or other act and/or disruption to our information technology systems could have a material adverse effect on our business, prospects, financial condition or results of operations.

We are exposed to potential product liability claims, and insurance against these claims may not be adequate and may not be available to us at a reasonable rate in the future.

Our business exposes us to potential liability risks inherent in the research, development, manufacturing and marketing of drug candidates and products. If any of our drug candidates in clinical trials or our marketed products harm people or allegedly harm people, we may be subject to costly and damaging product liability claims. Most, if not all, of the patients who participate in our clinical trials are already seriously ill when they enter a trial. We have clinical trial insurance coverage, and commercial product liability insurance coverage. However, this insurance coverage may not be adequate to cover all claims against us. There is also a risk that adequate insurance coverage will not be available in the future on commercially reasonable terms, if at all. The successful assertion of an uninsured product liability or other claim against us could cause us to incur significant expenses to pay such a claim, could adversely affect our product development or product sales and could cause a decline in our product revenues. Even a successfully defended product liability claim could cause us to incur significant expenses to defend such a claim, could adversely affect our product development and could cause a decline in our product revenues. In addition, product liability claims could result in an FDA or equivalent non-United States regulatory authority investigation of the safety or efficacy of our products, our manufacturing processes and facilities, or our marketing programs. An FDA or equivalent non-United States regulatory authority investigation could also potentially lead to a recall of our products or more serious enforcement actions, limitations on the indications, for which they may be used, or suspension or withdrawal of approval.

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

We are also subject to the risk of claims, whether meritorious or not, that our products or immunotherapy candidates infringe or misappropriate third-party intellectual property rights. Defending against such claims can be quite expensive even if the claims lack merit and if we are found to have infringed or misappropriated a third-party’s intellectual property, we could be required to seek a license or discontinue our products or cease using certain technologies or delay commercialization of the affected product or products, and we could be required to pay substantial damages, which could materially harm our business.

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

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We have systems in place to remind us to pay these fees, and we employ an outside firm and rely on our outside counsel to pay these fees due to non-U.S. patent agencies. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends on a number of factors, including the following, many of which are beyond our control:

●	the relative success of our commercialization efforts for ProscaVax™;
●	pre-clinical and clinical trial results and other product development activities;
●	our historical and anticipated operating results, including fluctuations in our financial and operating results or failure to meet revenue guidance;
●	changes in government regulations affecting product approvals, reimbursement or other aspects of our or our competitors’ businesses;
●	announcements of technological innovations or new commercial products by us or our competitors;
●	developments concerning our key personnel;
●	our ability to protect our intellectual property, including in the face of changing laws;
●	announcements regarding significant collaborations or strategic alliances;
●	publicity regarding actual or potential performance of products under development by us or our competitors;
●	market perception of the prospects for biotechnology companies as an industry sector; and
●	general market and economic conditions.

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

We have never declared or paid cash dividends on our capital stock. We are not currently profitable. To the extent, we become profitable, we intend to retain any future earnings to fund the development and growth of our business and do not currently anticipate paying any cash dividends in the foreseeable future. Accordingly, our stockholders will not realize a return on their investment unless and until they sell shares after the trading price of our shares appreciates from the price at which the shareholder purchased.

As an “emerging growth company” under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements

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

We will remain an “emerging growth company” until (i) the last day of the fiscal year of the Company during which it had total annual gross revenues of $1,070,000,000 or more; (ii) the last day of the fiscal year of the Company following the fifth anniversary of the date of the first sale of common equity securities of the Company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which the Company has, during the previous three year period, issued more than $1,000,000,000 in non-convertible debt; or (iv) the date on which the Company is deemed to be a large accelerated filer, as defined in Rule 12b-2.

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

Our common stock is quoted on the OTC Pink tier of the OTC Markets. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the New York Stock Exchange. These factors may result in investors having difficulty reselling any shares of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices at 11441 Industriplex Blvd, Suite 190, Baton Rouge, LA 70809 is leased from a third party. The lease, which commenced on September 1, 2015 and expires on August 31, 2020, provides for a monthly rent of $3,200, plus common area expenses.

We believe our facilities are adequate for our current and future needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink, operated by the OTC Markets Group. Our symbol is “OBMP.”

The over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

On March 25, 2019, the closing price of our common stock on the OTC Pink was $0.0095 per share.

Holders of Common Stock

As of March 25, 2019, there were approximately 182 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not paid any cash dividends on our common stock and have no intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

Except for provided below, all unregistered sales of our securities during the year ended December 31, 2018, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

1.	During the three months ended December 31, 2018, we issued 8,598,180 shares of our common stock to a lender, upon the conversion of principal note balances of $50,433 and interest of $1,156.

2.	During the three months ended December 31, 2018, we issued 3,613,688 shares of our common stock to a second lender, upon the conversion of principal note balances of $17,500.

The shares of common stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”).

Securities Authorized for Issuance under Equity Compensation Plans

Effective February 18, 2011, our board of directors adopted and approved the 2011 stock option plan. The purpose of the 2011 stock option plan is to enhance the long-term stockholder value of our company by offering opportunities to directors, key employees, officers, independent contractors and consultants of our company to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our company’s growth and success, and to encourage them to remain in the service of our company. A total of 43,094 options to acquire shares of our common stock were authorized under the 2011 stock option plan and during the 12 month period after the first anniversary of the adoption of the 2011 stock option plan, by our board of directors and during each 12 month period thereafter, our board of directors is authorized to increase the amount of options authorized under this plan by up to 10,744 shares.

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	—	N/A	43,094

Total	—	N/A	43,094

Repurchases of Equity Securities by our Company and Affiliated Purchasers

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

Financial Highlights

During 2018, we utilized $1,679,406 to fund our operations, compared to $2,294,341 during 2017. During 2018, we received net cash of $1,678,176 from financing activities. As a result, our net cash position decreased by $1,230 during 2018.

Operating expenses for 2018 were $1,777,973, compared to $2,463,126 in 2017. The decrease in operating expenses is attributable to a decrease in professional fees of $772,580 million, from $1,367,191 in 2017 to $594,611 in 2018. This decrease was offset by an increase in research and development expenses of $100,647 in 2018, from $103,915 in fiscal 2017 to $204,562 in fiscal 2018 and an increase in compensation expense of $37,698 in 2018 from $766,829 in fiscal 2017 to $804,527 in 2018. Our general and administrative expenses also decreased by $50,918 in fiscal 2018 to $174,273, primarily as a result of a decrease in health insurance expense, travel and entertainment, rent expense and other general and administrative expenses.

We expect our research and development expenses will continue to increase as our ProscaVax™ clinical trials continue to progress.

For the year ended December 31, 2018 we had net income of $6,468,325, or $0.03 per share, as compared to a net loss of $20,513,138, or $0.16 per share in the year ended December 31, 2017. The increase in net income was primarily due the changes in the valuation for the initial fair value and changes in fair value of derivative liabilities from a loss in 2017 of $(12,238,036) to a gain of $8,229,168 in 2018.

Results of Operations

The following table summarizes the results of operations for the years ending December 31, 2018 and 2017 and were based primarily on the comparative audited financial statements, footnotes and related information for the periods identified and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this annual report.

	Year Ended December 31,
	2018	2017
Loss from operations	$(1,777,973)	$(2,463,126)
Other income (expense), net	8,246,298	(12,385,910)
Income (loss) from continuing operations before provision for income taxes	6,468,325	(14,849,036)
Provision for income taxes	—	—
Income (loss) from continuing operations	6,468,325	(14,849,036)
Loss from discontinued operations, net of income taxes	—	(5,664,102)
Net income (loss)	6,468,325	(20,513,138)
Other comprehensive gain (loss):
Foreign currency translation adjustment	(25,184)	25,184
Comprehensive gain (loss)	$6,443,141	$(20,487,954)

Operating revenue, costs of revenues, and gross margin

We did not generate any revenues from continuing operations for the years ended December 31, 2018 and 2017.

Operating expenses

For the year ended December 31, 2018, operating expenses amounted to $1,777,973 as compared to $2,463,126 for the year ended December 31, 2017, a decrease of $685,153, or 28%. These are not inclusive of the expenses reclassified to the operating results of discontinued operations reflected in our consolidated statements of operations. For the years ended December 31, 2018 and 2017, operating expenses consisted of the following:

	Year Ended, December 31,
	2018	2017
Professional fees	$594,611	$1,367,191
Compensation expense	804,527	766,829
Research and development expense	204,562	103,915
General and administrative expenses	174,273	225,191
Total	$1,777,973	$2,463,126

●

Professional fees:

For the year ended December 31, 2018, professional fees decreased by $772,580 or 57%, as compared to the year ended December 31, 2017. The decrease was primarily attributable to a decrease in investor relations fees and filing fees of $737,374, a decrease in legal fees of $17,182 and decrease in consulting fees of $14,741, and a decrease in accounting and audit fees of $3,283.

●

Compensation expense:

For the year ended December 31, 2018, compensation expense increased by $37,698 or 5%, as compared to the year ended December 31, 2017. This increase was attributed to stock-based compensation expense related to the options issued in April 2017, which was recognized in 2018.

●

Research and development expense:

For the year ended December 31, 2018, research and development expense increased by $100,647 or 97%, as compared to the year ended December 31, 2017 related to an increase in research activities related to the ProscaVax™ clinical trials.

●

General and administrative expenses:

For the year ended December 31, 2018, general and administrative expenses decreased by $50,918 or 23%, as compared to the year ended December 31, 2017. The decrease was attributed to a decrease in health insurance expense, travel and entertainment, rent expense and other general and administrative expenses.

Loss from operations

For the year ended December 31, 2018, loss from operations amounted to $1,777,973 as compared to $2,463,126 for the year ended December 31, 2017, a decrease of $685,153, or 28%. These decreases are primarily a result of the decrease in operating expenses discussed above.

Other income (expenses)

For the year ended December 31, 2018 we had total other income (expense), net of $8,246,298 and total other expense of ($12,385,910) for the year ended December 31, 2017, a change of $20,632,208 or 167%. This change was primarily due to the change in the valuation for the initial fair value and fair value of derivative liabilities of $20,467,204 and increase in gain on extinguishment of $1,109,063, offset by an increase in interest expense of $977,692 due to an increase in interest-bearing debt and amortization of debt discount.

Income (loss) from continuing operations

For the year ended December 31, 2018, income from continuing operations amounted to $6,468,325, or $0.03 and $0.00 per share, basic and diluted respectively, compared to a loss from continuing operations of $14,849,036, or $0.12 per share (basic and diluted) for the year ended December 31, 2017, a change of $21,317,361, or 144%. The change was a result of the decrease in operating expenses and other expenses as discussed above.

Loss from discontinued operations, net of income taxes

Our loss from discontinued operations was $0, or $0.00 per share (basic and diluted), for the year ended December 31, 2018, as compared with total loss from discontinued operations of $5,664,102, or $(0.04) per share (basic and diluted), for the year ended December 31, 2017.

The summarized operating result of discontinued operations included in the Company’s consolidated statements of operations is as follows:

	Years ended December 31,
	2018	2017
Revenues	$—	$445,601
Cost of revenues	—	255,866
Gross profit	—	189,735

Operating expenses:
Impairment losses		4,760,646
Other operating expenses	—	741,612
Total operating expenses	—	5,502,258
Loss from operations	—	(5,312,523)
Other expense, net	—	16,107
Loss from discontinued operations before income taxes	—	(5,328,630)
Loss on disposal of discontinued operations	—	(335,472)
Loss from discontinued operations, net of income taxes	$—	$(5,664,102)

For the year ended December 31, 2017, we recorded an impairment loss of $4,760,646. On the acquisition date of Vitel, the purchase price exceeded the fair value of the net assets acquired by approximately $4,718,817, recorded as intangible assets. Additionally, we recorded an impairment loss related to an acquired drug of $41,829 included in the discontinued operations. Based on our review of long-lived assets for impairment, we recognized an impairment loss of $4,760,646 since the sum of expected undiscounted future cash flows is less than the carrying amount of the intangible assets.

Net income (loss)

For the year ended December 31, 2018, we had a net income of $6,468,325 or $0.03 and $0.00 per common share (basic and diluted) as compared to a net loss of $20,513,138 or $0.16 per common share (basic and diluted) for the year ended December 31, 2017, an change of $26,981,463, or 132%.

Foreign currency translation gain (loss)

The functional currency of our subsidiaries operating in Mexico was the Mexican Peso (“Peso”). The financial statements of our subsidiaries were translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. Foreign currency translations resulted in a non-cash adjustment. We reported a foreign currency translation loss of $25,184 and a gain of $25,184 for the years ended December 31, 2018 and 2017, respectively.

Comprehensive gain (loss)

As a result of our foreign currency translation, we had an unrealized other comprehensive loss for the year ended December 31, 2018 of $(25,184) compared to a comprehensive gain of $25,184 for the year ended December 31, 2017, a change of $50,368, or 200%.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $7,557,621 and $201 of cash as of December 31, 2018 and working capital deficit of $14,822,020 and cash of $1,431 as of December 31, 2017.

			Year Ended December 31, 2018
	December 31, 2018	December 31, 2017	Change	Percentage Change
Working capital deficit:
Total current assets	$215,882	$14,117	$201,765	1,429%
Total current liabilities	(7,773,503)	(14,836,137)	7,062,634	48%
Working capital deficit:	$(7,557,621)	$(14,822,020)	$7,264,399	49%

The decrease in working capital deficit was primarily attributable to an increase in current assets of $201,765, a decrease in current liabilities of $7,062,634, which includes a decrease in derivative liabilities of $8,602,728.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Year Ended December 31,
	2018	2017
Cash used in operating activities	$(1,679,406)	$(2,294,341)
Cash used in investing activities	—	(20,490)
Cash provided by financing activities	1,678,176	2,324,930
Effect of exchange rate changes on cash	—	(8,668)
Net increase (decrease) in cash	$(1,230)	$10,099

Net Cash Used in Operating Activities

Net cash flow used in operating activities was $1,679,406 for the year ended December 31, 2018 as compared to $2,294,341 for the year ended December 31, 2017, a decrease of $614,935.

●	Net cash flow used in operating activities for the year ended December 31, 2018 primarily reflected our net income of $6,468,325 adjusted for the add-back on non-cash items such as derivative income of $8,229,168, stock-based compensation expense of $329,418, amortization of debt discount of $1,465,057, other non-cash default interest expense of $94,286 and gain on debt extinguishment of $2,360,146, gain on foreign currency transactions of $25,184, and changes in operating asset and liabilities consisting of an increase in accounts payable of $172,069, and an increase in accrued liabilities of $615,043, offset by an increase in prepaid and other assets of $202,995 and a decrease in liabilities of discontinued operations of $8,449.

●	Net cash flow used in operating activities for the year ended December 31, 2017 primarily reflected our net loss of $20,513,138 adjusted for the add-back on non-cash items such as derivative expense of $12,238,036, stock-based compensation expense of $250,221, amortization of debt discount of $708,167, other non-cash default interest expense of $269,218 and gain on debt extinguishment of $1,005,273, and changes in operating asset and liabilities consisting primarily of an increase in accounts payable of $164,611, an increase in liabilities of discontinued operations of $273,009 and an increase in accrued liabilities of $235,800.

Net Cash Used in Investing Activities

Net cash flow used in investing activities was $0 for the year ended December 31, 2018 as compared to $20,490 for the year ended December 31, 2017. During the year ended December 31, 2017, we received cash from acquisition of Vitel of $39,144 offset by cash used for the acquisition of property and equipment of $715, for the acquisition of property and equipment – discontinued operations of $1,223, the acquisition of a drug for $50,000, and a decrease in cash of $7,696 upon disposal of our Mexican operations in 2017.

Cash Provided By Financing Activities

Net cash provided by financing activities was $1,678,176 for the year ended December 31, 2018 as compared to $2,324,930 for the year ended December 31, 2017.

●	During the year ended December 31, 2018, we received net proceeds from the sale of common stock of $6,000, received net proceeds from convertible debt of $2,034,143, and proceeds from related party advances of $53,882, offset by the payment of convertible debt of $415,849.

●	During the year ended December 31, 2017, we received net proceeds from the sale of common stock of $1,252,673, received net proceeds from convertible debt of $473,240, net proceeds from notes payable of $538,875 and proceeds from related party advances of $256,584, offset by the payment of convertible debt of $96,371, and payments to the line of credit $99,741.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, the Company had net income (loss) of $6,468,325 and $(20,513,138) for the years ended December 31, 2018 and 2017, respectively, however net income in 2018 resulted primarily from the large gain from the change in fair value of the derivative liabilities. We had a loss from operations in 2018 of $1,777,973. The net cash used in operations were $1,679,406 and $2,294,341 for the years ended December 31, 2018 and 2017, respectively. Additionally, the Company had an accumulated deficit of $17,187,664 and $23,655,989, at December 31, 2018 and 2017, respectively, had a stockholders’ deficit of $7,546,917 at December 31, 2018, had a working capital deficit of $7,557,621 at December 31, 2018. The Company had no revenues from continuing operations for the years ended December 31, 2018 and 2017, and we defaulted on our debt. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Current and Future Financings

Loans Payable

From June 2017 to September 2017, we entered into loan agreements with several third parties (the “Loans”). Pursuant to the loan agreements, we borrowed an aggregate principal amount of $538,875. The Loans bear interest at an annual rate of 33.3%, are unsecured and are currently in default. As of December 31, 2018, the loan principal balance and accrued interest payable amounted to $538,875 and $250,777, respectively with an aggregate outstanding balance of $789,625.

November 2016 Financing

On November 23, 2016, the Company entered into an Amended and Restated Securities Purchase Agreements with three institutional investors for the sale of the Company’s convertible notes and warrants.

During the year ended December 31, 2018, the Company fully converted the remaining outstanding principal and interest of $139,712 and $21,869, respectively, of the November 2016 Notes into 13,028,779 shares of common stock. As of December 31, 2018, there were no November 2016 Notes outstanding. As of December 31, 2018, there were 22,685,192 warrants outstanding under the November 2016 Warrants (see Note 7-November 2016 Financing in the accompanying consolidated financial statements for additional information).

June 2017 Financing

On June 2, 2017, the Company entered into the Second Securities Purchase Agreement with the Purchasers for the sale of the Company’s June 2017 Notes and June 2017 Warrants.

As of December 31, 2018, the June 2017 Notes had outstanding principal and accrued interest of $79,277 and $26,119, respectively and are currently bearing interest at the default interest rate of 24% per annum.

As of December 31, 2018, there were 30,248,400 warrants outstanding under the June 2018 Warrants (see Note 7-June 2017 Financing and Note 9-Warrants in the accompanying consolidated financial statements for additional information).

July 2017 Financing

On July 26, 2017, the Company entered into the Third Securities Purchase Agreement with the Purchasers for the sale of the Company’s July 2017 Notes and July 2017 Warrants. As of December 31, 2018, the July 2017 Notes had outstanding principal and accrued interest of $44,518 and $28,434, respectively and are currently bearing interest at the default interest rate of 24% per annum.

Add disclosure on note assignment.

As of December 31, 2018, there were 52,997,367 warrants outstanding under the July 2017 Warrants (see Note 7-July 2017 Financing and Note 9-Warrants in the accompanying consolidated financial statements for additional information).

January 2018 Financing

On January 29, 2018, the Company entered into the Fourth Securities Purchase Agreement with the Purchasers for the sale of the Company’s January 2018 Notes and January 2018 Warrants. As of December 31, 2018, the January 2018 Notes had outstanding principal and accrued interest of $222,222 and $35,969, respectively and are currently bearing interest at the default interest rate of 24% per annum.

As of December 31, 2018, there were 34,940,604 warrants outstanding under the January 2018 Warrants (see Note 7-January 2018 Financing and Note 9-Warrants in the accompanying consolidated financial statements for additional information).

March 2018 Financing

On March 13, 2018, the Company entered into the Fifth Securities Purchase Agreement with the Purchasers for the sale of the Company’s March 2018 Notes and March 2018 Warrants. As of December 31, 2018, the March 2018 Notes had outstanding principal and accrued interest of $222,222 and $25,654, respectively and are currently bearing interest at the default interest rate of 24% per annum and have a maturity date of November 13, 2018.

As of December 31, 2018, there were 52,410,906 warrants outstanding under the March 2018 Warrants (see Note 7-March 2018 Financing and Note 9-Warrants in the accompanying consolidated financial statements for additional information). In January 2019, one of the original Purchasers assigned $111,111 of the March 2018 Notes to new investors.

July 2018 Financing

On July 25, 2018, the Company entered into Sixth Securities Purchase Agreement with an institutional investor for the sale of the July 2018 Note. The Note bears interest at 8% per year and will mature on the one-year anniversary of the date of issue. As of December 31, 2018, the July 2018 Note had outstanding principal and accrued interest of $150,000 and $5,260, respectively (see Note 7-July 2018 Financing and Note 9-Warrants in the accompanying consolidated financial statements for additional information).

September 2018 Financing

On September 24, 2018, the Company entered into the Seventh Purchase Agreement with the Seventh Round Purchasers for the sale of the Company’s September 2018 Notes and September 2018 Warrants to purchase an aggregate of 51,041,667 shares of the Company’s common stock at an exercise price of $0.04 per share. The September 2018 Notes bear interest at a rate of 5% per year and shall mature on May 24, 2019. As of December 31, 2018, the September 2018 Notes had outstanding principal and accrued interest of $1,361,111 and $18,272, respectively (see Note 7-September 2018 Financing and Note 9-Warrants in the accompanying consolidated financial statements for additional information).

November 2018 Financing

On November 13, 2018, the Company entered into the Eighth Purchase Agreement with the Eighth Round Purchaser for the sale of the Company’s November 2018 Note and November 2018 Warrant to purchase an aggregate of 4,791,667 shares of the Company’s common stock at an exercise price of $0.04 per share. The September 2018 Note bears interest at a rate of 5% per year and shall mature on July 13, 2019. As of December 31, 2018, the November 2018 Note had outstanding principal and accrued interest of $127,778 and $840, respectively (see Note 7-March 2018 Financing and Note 9-Warrants in the accompanying consolidated financial statements for additional information).

To secure the Company’s obligations under the June 2017, July 2017, January 2018, March 2018, September 2018 Notes and November 2018 Notes, the Company entered into Security Agreements, Pledge Agreements and Subsidiary Guaranty’s with Calvary Fund I LP, as agent, pursuant to which the Company granted a lien on all assets of the Company (the “Collateral”) excluding permitted indebtedness which included a first lien held by Regions Bank in connection with the $100,000 revolving promissory note entered into with Regions Bank in October 2014, for the benefit of the Note Purchasers. Upon an Event of Default (as defined in the related Notes), the Note Purchasers may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

During the year ended December 31, 2018, the Company converted an aggregate of $387,292 and $40,320 outstanding principal and interest of these notes, respectively, and $55,890 of default interest, into 58,631,521 shares of its common stock. During the year ended December 31, 2018, the Company issued 32,715,368 shares of its common stock upon the cashless exercise of 35,573,203 of the warrants related to these notes

Additional Purchaser Rights and Company Obligations

The Securities Purchase Agreements include additional purchaser rights and Company obligations including obligations on the Company to reimburse the Purchasers for legal fees and expenses, satisfy the current public information requirements under SEC Rule 144(c), obligations on the Company with respect to the use of proceeds from the sale of securities and Purchaser rights to participate in future Company financings. Reference should be made to the full text of the Securities Purchase Agreement.

Common Stock for debt conversion

During the year ended December 31, 2018, the Company issued 58,631,521 shares of its common stock upon the conversion of principal note balances of $387,292, interest of $40,320, and default interest of $55,890.

During the year ended December 31, 2017, the Company issued 10,608,890 shares of its common stock upon the conversion of principal note balances of $410,513 and interest of $15,358.

Sales of Common Stock and Warrants Pursuant to Subscription Agreements

During the year ended December 31, 2018, the Company had 600,000 shares of its common stock issuable to an investor for cash proceeds of $6,000, or $0.01 per share, pursuant to unit subscription agreement.

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

Revenue recognition

In May 2014, FASB issued an update Accounting Standards Update, ASU 2014-09, establishing ASC 606 - Revenue from Contracts with Customers. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard in 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on the Company’s sources of revenue, the Company has concluded that ASU 2014-09 did not have any impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers.

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. Based on the Company’s review of long-lived assets for impairment, year ended December 31, 2017, the Company recognized an impairment loss of $4,760,646 since the sum of expected undiscounted future cash flows is less than the carrying amount of the intangible assets. The impairment loss consisted of $4,718,817 impairment of intangibles recorded in connection with the acquisition of Vitel and $41,829 impairment of an acquired drug formula included in the discontinued operations.

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

Through March 31, 2018, pursuant to ASC 505-50-Equity-Based Payments to Non-Employees, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black-Scholes valuation model, we periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and we adjust the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. We early adopted ASU No. 2018-07 in the second quarter of 2018, and the adoption did not have any impact on its consolidated financial statements.

Income taxes

The Company accounts for income tax using the liability method prescribed by ASC 740 - Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. For the years ended December 31, 2018 and 2017, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

Derivative liabilities

We have certain financial instruments that are embedded derivatives associated with capital raises. We evaluate all of our financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 810-10-05-4 and 815-40. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment.

Fair value of financial instruments and fair value measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2018. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2—Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3—Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 to F-34 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2018, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2018, our internal control over financial reporting was not effective.

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

We expect to be materially dependent upon third parties to provide us with accounting consulting services related to accounting services for the foreseeable future. We believe this will be sufficient to remediate the material weaknesses related to our accounting discussed above. Until such time as we have a chief financial officer with the requisite expertise in U.S. GAAP, there are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures will not result in errors in our consolidated financial statements which could lead to a restatement of those financial statements.

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

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this report.

Name	Age	Position
Brian Barnett, M.D.	47	Chief Executive Officer
Andrew Kucharchuk	38	Chief Financial Officer and President
Jonathan F. Head, Ph. D.	68	Chairman of the Board of Directors and Chief Scientific Officer
Daniel S. Hoverman	43	Director
Charles L. Rice, Jr.	54	Director
Robert N. Holcomb	50	Director

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

Brian Barnett, M.D. Dr. Barnett, age 47, was appointed as our new Chief Executive Officer on December 26, 2018. He served at Puma Biotechnology, Inc. (“Puma”) since August 2016, most recently as a Vice President and Head of Medical Affairs. Prior to his time with Puma, Dr. Barnett was with Genentech, Inc., a subsidiary of Roche, from October 2012 to August 2016 and served most recently as the Medical Director, Kadcyla (T-DM1), Global Product Development Oncology. Prior to his appointment as our Chief Executive Officer on December 26, 2018, Dr. Barnett was a member of our Scientific Advisory Board. Dr. Barnett received his B.S. from Millsaps College and M.D. from the University of Mississippi.

Andrew Kucharchuk. Mr. Kucharchuk, age 38, has served as our President and Chief Financial Officer since February 2016. He served as our Chief Financial Officer from 2009 to September 2015. Mr. Kucharchuk is a graduate of Louisiana State University and Tulane University’s Freeman School of Business, where he earned an MBA with a Finance Concentration. Mr. Kucharchuk’s role as an executive officer of our company gives him unique insights into our day-to-day operations, a practical understanding of the issues and opportunities that face us and our strategic planning, commercial growth, and strategic transactions, giving him the appropriate and valuable qualifications to serve as an executive officer.

Jonathan F. Head, Ph. D. Dr. Head, age 68, serves as the Chairman of the Board of Directors and our Chief Scientific Officer effective December 26, 2018. He served as our President and Chief Scientific Officer from 2005 until September 2015 and served as our Chief Executive Officer and a member of our board of directors from September 2015 until December 2018. He has also been President and Director of Research at the Mastology Research Institute of the Elliott-Elliott-Head Breast Cancer Research and Treatment Center since 1988. Dr. Head is an Adjunct Associate Professor of Biochemistry at Tulane University School of Medicine, an Adjunct Professor of Physical and Biological Sciences at Delta State University and an Adjunct Associate Professor at Louisiana State University School of Veterinary Medicine. Previously, he has held positions in the Division of Cell Biology of Naylor Dana Institute for Disease Prevention of the American Health Foundation in New York, the Department of Immunology at Cornell University Medical School in New York, and the Department of Pediatrics at Mt. Sinai Medical School in New York. He was also Director/Department Head of Tumor Cell Biology at the Center for Clinical Sciences, International Clinical Laboratories in Nashville, Tennessee. Dr. Head’s scientific background and his leadership role at the Elliott-Elliott-Head Breast Cancer Research and Treatment Center provide him with expertise and qualifications to serve as a member of our board.

Daniel S. Hoverman. Mr. Hoverman, age 43, has served as a member of our board since December 2015. Mr. Hoverman served as a Managing Director at Regions Securities, LLC, an affiliate of Regions Bank, since November 2016. At Regions, Mr. Hoverman is responsible for advising companies on sale, financing and other strategic corporate transactions. Previously, Mr. Hoverman was a Director and senior member of Houlihan Lokey, Inc.’s Mergers & Acquisitions Group. Before joining Houlihan in 2010, Mr. Hoverman was a Director with Credit Suisse in Hong Kong in the Office of the General Counsel, and a Director with UBS in New York in the Equity Capital Markets Group. Mr. Hoverman started his career with Kirkland & Ellis in New York, where he was a corporate attorney. Mr. Hoverman is a CFA charter holder, and holds a Juris Doctor and Masters in Business Administration from Columbia University and a Bachelor of Arts from Yale University.

Charles L. Rice, Jr. Mr. Rice, age 54, has served as a member of our board of directors since November 2015. He has been president and chief executive officer of Entergy New Orleans, Inc., an $800 million a year electric and gas utility, since 2010. After his first legal private practice position in Louisiana with Jones, Walker, Waechter, Poitevent, Carrere & Denegre, L.L.P., Mr. Rice joined Entergy in the legal department in 2000, serving as senior counsel in the Entergy Services, Inc. litigation group and then as manager of labor relations litigation support in human resources. Mr. Rice was recruited into New Orleans city government in 2002 as the city attorney and later took the critical role of chief administrative officer for the City of New Orleans, where he managed 6,000 employees and the city’s $600 million budget. In 2005, the law firm of Barrasso, Usdin, Kupperman, Freeman & Sarver, LLC. recruited him back to private practice, where he was named partner. Returning to Entergy in 2009, Rice served as director of utility strategy where he was responsible for coordinating regulatory, legislative, and communications efforts to develop and execute strategies that advanced commercial objectives for the company’s regulated service areas. He then served as director of regulatory affairs for Entergy New Orleans. Mr. Rice holds a bachelor’s degree in business administration from Howard University, a juris doctorate from Loyola University’s School of Law and master’s degree in business administration from Tulane University. After graduating from Howard University, he was commissioned as a second lieutenant in the United States Army and served as a military intelligence officer with the 101st Airborne Division (Air Assault) at Fort Campbell, Ky. While in the Army, he earned the Airborne Badge, Air Assault badge and was awarded the Army Commendation and the Army Achievement medals. He is a member of the Alabama and Louisiana State Bar Associations, the American Bar Association, the New Orleans Bar Association, and the National Bar Association. Mr. Rice’s business, regulatory and legal experience give him the skills and appropriate qualifications to serve as a member of our board.

Robert N. Holcomb. Mr. Holcomb, age 50, has served as a member of our board of directors since March 2018. He has served as the president and owner of Holcomb CPA Firm, P.A. in Rolling Fork, MS since 2005. He also has been serving as the president and executive director of the MS Breast Foundation since July 2003. Mr. Holcomb earned his Bachelor of Business Administration degree from Delta State University in 1992. He is also Certified Public Accountant.

There are no family relationships between any of the executive officers and directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his successor is elected and qualified.

Stockholders’ Agreement

Pursuant to the terms of the Stockholders’ Agreement entered into among us, Dr. Head and Messrs. Kucharchuk, Cosme and Alaman dated March 10, 2017 as discussed above in Item 1 Business - Our Corporate History and Recent Developments - The Stockholders Agreement, Messrs. Cosme and Alaman (the “Vitel Shareholders”) are permitted to appoint one member to the Board of Directors, Dr. Head and Mr. Kucharchuk are permitted to appoint one member to the Board of Directors, two (2) independent directors shall be designated jointly by Dr. Head and Mr. Kucharchuk (the “Management Stockholders”) on the one hand, and the Vitel Shareholders, on the other, and the Management Stockholders or the Management Designee and the Vitel Stockholders or the Vitel Designee shall jointly appoint, as soon as practicable, an independent fifth member of the Board of Directors. Mr. Cosme was appointed to the Board of Directors as the initial designee of the Vitel Stockholders (the “Vitel Designee”), Dr. Head was appointed to the Board of Directors as the initial designee of the Management Stockholders (the “Management Designee”), and Charles L. Rice, Jr. and Daniel S. Hoverman shall be the initial independent designees jointly appointed by the Management Stockholders and the Vitel Stockholders. In connection with the decision to dispose of Vitel, on December 22, 2017, Mr. Cosme resigned from his position with our Company, including his role as a director.

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

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer or any associate of any such director or officer is a party adverse to our company or has a material interest adverse to our company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of copies of such reports and representations from the reporting persons, we believe that during the fiscal year ended December 31, 2018:

●	Robert Neal Holcomb failed to timely file a Form 3 in connection with his appointment as director of the Company.

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

Committees of the Board

Our board of directors held two formal meeting during the year ended December 31, 2018. All other proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held. During 2018, each incumbent director attended 75% or more of the meetings of our board of directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2018 and 2017 by:

● each person who served as our CEO in 2018; and

● each person who served as our CFO in 2018; and

● each person who served as our President in 2018.

SUMMARY COMPENSATION TABLE

FOR OUR NAMED EXECUTIVE OFFICERS

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Brian Barnett, M.D.
Chief Executive Officer (1)	2018	-		-		-	-		-	-	-		-

Andrew Kucharchuk,	2018	200,000	(2)	20,000	(3)	-	-		-	-	500	(4)	220,500
Chief Financial Officer and President	2017	200,000	(2)	-		-	146,799	(5)	-	-	500	(6)	347,299

Jonathan F. Head, Ph. D. Chief Scientific Officer,	2018	275,000	(7)	-		-	-		-	-	500	(8)	275,500
Former Chief Executive Officer	2017	275,000	(7)	-		-	146,799	(9)	-	-	500	(10)	422,299

(1)	On December 26, 2018, Dr. Barnett was appointed to serve as our Chief Executive Officer with $250,000 annual salary pursuant to his employment agreement dated December 26, 2018. No salary was paid in 2018.

(2)	Represents the $200,000 annual salary pursuant to Mr. Kucharchuk’s employment agreement for 2017 and 2018. At December 31, 2018, $64,479 of Mr. Kucharchuk’s salary has been accrued.

(3)	Represents the bonus received by Mr. Kucharchuk’s pursuant to his employment agreement. At December 31, 2018, the $20,000 bonus was accrued and was paid in full in January 2019.

(4)	Represents Mr. Kucharchuk’s automobile allowance.

(5)	Represents the grant date fair value of 2,000,000 options to purchase Company common stock pursuant to Mr. Kucharchuk’s amended employment agreement dated March 10, 2017. These options were issued on March 10, 2017 and have vesting dates of; (i) 666,667 on March 17, 2017; (ii) 666,667 on March 17, 2018 and; (iii) 666,666 on March 17, 2019.

(6)	Represents Mr. Kucharchuk’s health, automobile and other allowances.

(7)	Represents the $200,000 annual salary pursuant to Dr. Head’s employment agreement for 2017 and 2018. At December 31, 2018, $290,632 of Dr. Head’s salary has been accrued.

(8)	Represents Dr. Head’s automobile allowance.

(9)	Represents the grant date fair value of 2,000,000 options to purchase Company common stock pursuant to Dr. Head’s amended employment agreement dated March 10, 2017. These options were issued on March 10, 2017 and have vesting dates of; (i) 666,667 on March 17, 2017; (ii) 666,667 on March 17, 2018 and; (iii) 666,666 on March 17, 2019.

(10)	Represents Dr. Head’s health, automobile and other allowances.

Compensation of Management

Dr. Head and Mr. Kucharchuk were appointed as executive officers effective September 2, 2015. Effective December 26, 2018, the Company replaced Dr. Head and appointed Dr. Barnett as the new Chief Executive Officer. Dr. Head will continue to serve the Company as the Chairman of the Board of Directors and now as its Chief Scientific Officer effective December 26, 2018. A description of their employment agreement follows:

Employment Agreement with Brian Barnett, M.D.

On December 26, 2018, Dr. Barnett entered into an employment agreement with us (“Barnett Employment Agreement”) to serve as the Company’s Chief Executive Officer effective, the term of which runs for three years (from December 26, 2018 through December 26, 2021) and renews automatically for one year periods unless a written notice of termination is provided not less than 90 days and no more than 180 days prior to the automatic renewal date. The Barnett Employment Agreement provides that Dr. Barnett’s salary for calendar year 2019 shall be $250,000 and for each calendar year thereafter during the term of the Barnett Employment Agreement shall be an amount determined by the Board of Directors, which in no event shall be less than the annual salary that was payable by the Company to Dr. Barnett for the immediately preceding calendar year.

Dr. Barnett is also eligible to receive a performance based bonus of up to $150,000 upon completion of specific metrics established by the Company’s Board of Directors and is entitled to participate in all medical and other benefits that the Company has established for its employees. Pursuant to the employment agreement, the Company will also grant options to purchase a number of shares of the Company’s common stock equal to $100,000 divided by the volume weighted average price of the Company’s common stock for the ten (10) business days prior to the effective date of the employment agreement. The option grant is subject to continued employment, and will vest ratably over the first three anniversary dates of the grant date. As of December 31, 2018, these options have not been granted by the Board of Directors.

Additionally, upon the closing of a transaction during calendar year 2019 which results in the sale of common stock of the Company on terms acceptable to the Board that provides net proceeds to the Company of no less than $4,000,000 (a “Qualifying Transaction”), Dr. Barnett shall be granted options to purchase a number of shares of the Company’s common stock equal to $50,000 divided by the transaction price of the Company’s common stock in the Qualifying Transaction. The option grant is subject to continued employment, and will vest ratably over the first three anniversary dates of the date of the closing of the Qualifying Transaction.

The Barnett Employment Agreement provides that if Dr. Barnett is terminated for cause, the Company shall be under no further obligation to him, except to pay all accrued but unpaid base salary and accrued vacation to the date of termination. If Dr. Barnett is terminated without cause, he will be entitled to severance pay in the amount of twelve (12) weeks of Base Salary in addition to accrued but unpaid base salary and accrued vacation. If Dr. Barnett is terminated for death or disability, he shall be entitled to all accrued but unpaid base salary.

Employment Agreement with Jonathan F. Head, Ph.D.

On February 2, 2016, Dr. Head entered into an Employment Agreement with us (“Head Employment Agreement”), to serve as Chief Executive Officer, the term of which runs for three years (from February 2, 2016 through February 1, 2019) and renews automatically for one year periods unless a written notice of termination is provided not less than 120 days prior to the automatic renewal date. The Head Employment Agreement provides that Dr. Head’s salary for calendar year 2016 shall be $275,000 and for calendar year 2017 and for each calendar year thereafter during the term of the Head Employment Agreement shall be an amount determined by the Board of Directors, which in no event shall be less than the annual salary that was payable by the Company to Dr. Head for the immediately preceding calendar year.

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

Effective December 26, 2018, the Company replaced Dr. Jonathan Head and appointed Dr. Brian Barnett as the new Chief Executive Officer. Dr. Head will continue to serve the Company as the Chairman of the Board of Directors and now as its Chief Scientific Officer effective December 26, 2018 and his new employment agreement is currently in negotiation as the date of this report.

Employment Agreement with Andrew Kucharchuk

On February 2, 2016, Mr. Kucharchuk entered into an Employment Agreement with us (the “Kucharchuk Employment Agreement”), to serve as President and Chief Financial Officer, the term of which runs for three years (from February 2, 2016 through February 1, 2019) and renews automatically for one year periods unless a written notice of termination is provided not less than 120 days prior to the automatic renewal date. The Kucharchuk Employment Agreement provides that Mr. Kucharchuk’s salary for calendar year 2016 shall be $200,000 and for calendar year 2017 and for each calendar year thereafter during the term of the Kucharchuk Employment Agreement shall be an amount determined by the Board of Directors, which in no event shall be less than the annual salary that was payable by the Company to Mr. Kucharchuk for the immediately preceding calendar year.

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

Provisions Present in Head and Kucharchuk Employment Agreements

Each of the Head Employment Agreement and the Kucharchuk Employment Agreement (each is referred to herein as an “Employment Agreement”) provide as to Dr. Head and Mr. Kucharchuk (each referred to herein as an “Executive”), respectively, that:

i.	Executive shall be eligible for an annual target bonus payment in an amount equal to ten percent (10%) of his base salary (“Bonus”). The Bonus is determined based on the achievement of certain performance objectives of the Company as established by the Board of Directors. The Bonus may be greater or less than the target Bonus, based on the level of achievement of the applicable performance objectives;

ii.	Executive shall be entitled to receive all benefits provided by the Company to senior executives, including paid vacation time, medical/health insurance, cell phone, business expense reimbursement, use of a company car or car allowance, and automobile insurance;

iii.	Executive shall be eligible to participate in any executive stock award/equity incentive plans the Company’s Board of Directors may adopt;

iv.	Executive’s employment: (1) shall be terminated automatically upon the death or Disability (as defined in the Employment Agreement) of Executive; (2) may be terminated for Cause (as defined in the Employment Agreement) at any time by the Company; (3) may be terminated at any time by the Company without Cause with 30 days’ advance notice to Executive; (4) may be terminated at any time by Executive with 30 days’ advance notice to the Company, and shall be terminated automatically if Executive does not accept assumption of the Employment Agreement by, or an offer of employment from, a purchaser of all or substantially all of the assets of the Company; or (5) may be terminated at any time by Executive if the Company materially breaches the Employment Agreement with Executive and fails to cure such breach within 30 days of written notice of such breach from Executive, provided that Executive has given notice of such breach within 90 days after he has knowledge thereof and the Company did not have Cause to terminate Executive at the time such breach occurred.

v.	In the event of the death or Disability of Executive during the term of the Employment Agreement, Executive shall not be entitled to any further compensation or other payments or benefits under the Employment Agreement except for the following: (1) Executive shall be entitled to any unpaid salary, bonus, or benefits accrued and earned by him up to and including the date of such death or Disability; and (2) the Company shall continue to pay to Executive (or his estate) Executive’s then effective per annum rate of salary and provide to Executive (or to his family members covered under his family medical coverage) the same family medical coverage as provided to Executive on the date of such death or Disability for a period equal to the lesser of (i) twelve (12) months following the date of such death or Disability or (ii) the balance of the term that would have remained under the Employment Agreement at such date had Executive’s death or disability not occurred;

vi.	If Executive’s employment is terminated by the Company without Cause or by Executive if the Company materially breaches the Employment Agreement and fails to cure such breach, the Company shall continue to pay to Executive the per annum rate of salary then in effect and provide him and his family with the benefits then in effect for the balance of the term that would have remained under the Employment Agreement had such termination not occurred; and

vii.	If Executive’s employment is terminated by the Company with Cause or is terminated by Executive with 30 days’ advance notice or Executive does not accept assumption of the Employment Agreement, Executive shall be entitled to no further compensation or other payments or benefits under the Employment Agreement, except as to that portion of any unpaid salary and benefits accrued and earned by him up to and including the date of termination.

Each Employment Agreement also contains various restrictive covenants, including covenants relating to non-competition, non-solicitation, and non-disclosure (confidentiality).

Outstanding Equity Awards at 2018 Fiscal Year-End For Named Executive Officers

The following table sets forth certain information concerning the outstanding equity awards as of December 31, 2018, for each named executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Brian Barnett, M.D.	—	1,000,000	—	0.0135	5/8/2028	—	—	—	—

Andrew	1,333,333	666,667	—	0.25	3/9/2027	—	—	—	—
Kucharchuk	—	3,000,000	—	0.0135	5/8/2028	—	—	—	—

Jonathan F.	1,333,333	666,667	—	0.25	3/9/2027	—	—	—	—
Head, Ph. D.	—	3,000,000	—	0.0135	5/8/2028	—	—	—	—

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2018:

Name	Fees earned or cash paid (1)	Stock Awards	Option Awards (2)	All other compensation	Total

Jonathan F. Head, Ph. D.	$—	$—	$39,900	$—	$39,900
Daniel S. Hoverman	$—	$—	$39,900	$—	$39,900
Charles L. Rice, Jr.	$—	$—	$39,900	$—	$39,900
Robert N. Holcomb	$—	$—	$39,900	$—	$39,900

(1)	As of December 31, 2018, there are no other cash compensation arrangements in place for members of the Board of Directors acting as such.

(2)	On May 8, 2018, 3,000,000 options were granted to each of the board members. These options has a vest date of May 8, 2019, expiration date May 8, 2028 and grant date fair value of $39,900.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock, Series A preferred stock and Series B Preferred Stock as of March 25, 2019, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and each of our Named Executive Officers and (iii) all executive officers and directors as a group.

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

Name and Address of Beneficial Owner (1)	Common Stock Beneficial Ownership	Percent of Class (2)	Series A Preferred Beneficial Ownership	Percent of Class (3)	Outstanding Series B Preferred Beneficial Ownership	Percent of Class (4)
Named Executive Officers and Directors:
Jonathan F. Head, Ph. D.(5)	18,926,078	6.6%	500,000	50.0%	2,892,000	100%
Andrew A. Kucharchuk(6)	7,000,000	2.4%	—	—	—	—
Daniel S. Hoverman(7)	410,000	*	—	—	—	—
Charles L. Rice, Jr.(8)	410,000	*	—	—	—	—
Robert N. Holcomb(9)	1,600,002	*
Brian Barnett, M.D.(10)	—	—	—	—	—	—
All executive officers and directors as a group (five persons)	28,346,080	9.9%	500,000	50.0%	2,892,000	100%

Other 5% Stockholders:
Robert L. Elliott, Jr. M.D.	16,926,079	5.9%	500,000	50.0%	—	—%
Manuel Cosme Odabachian (11)	30,579,007	10.7%	—	—	—	—%
Carlos F. Alaman Volnie (12)	30,579,006	10.7%	—	—	—	—%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each person listed is in care of OncBioMune Pharmaceuticals, Inc., 11441 Industriplex Blvd, Suite 190, Baton Rouge LA 70809.

(2)

The number and percentage of shares beneficially owned are determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares of common stock that the individual has the right to acquire within 60 days of March 25, 2019, through the exercise of any stock option or other right. As of March 25, 2019, 285,411,978 shares of the Company’s common stock were outstanding

(3)	Calculated on the basis of 1,000,000 issued and outstanding shares of Series A preferred stock as of March 25, 2019. Holders of our Series A preferred stock are entitled to 500 votes per share.

(4)	Calculated on the basis of 2,892,000 issued and outstanding shares of Series B preferred stock as of March 25, 2019. Holders of our Series B preferred stock are entitled to 100 votes per share.

(5)	Includes 2,000,000 shares issuable upon exercise of currently exercisable options.

(6)	Includes 2,000,000 shares issuable upon exercise of currently exercisable options.

(7)	Includes 350,000 shares issuable upon exercise of currently exercisable options.

(8)	Includes 350,000 shares issuable upon exercise of currently exercisable options.

(9)	Includes 333,334 shares held by the wife of Mr. Holcomb

(10)	Dr. Barnett was appointed as the Chief Executive Officer on December 24, 2018.

(11)	Shares are owned by Banco Actinver, S.A., in its capacity as Trustee of the Irrevocable Management Trust Agreement Trust No. 2868 and reflects shares beneficially owned by Mr. Cosme whose address is Monte Pelvoux 130, Floor 3, Mexico City, Mexico 11000.

(12)	Shares are owned by Banco Actinver, S.A., in its capacity as Trustee of the Irrevocable Management Trust Agreement Trust No. 2868 and reflects shares beneficially owned by Mr. Cosme whose address is Monte Pelvoux 130, Floor 3, Mexico City, Mexico 11000.

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

From time to time, the Company receives advances from and repays such advances to the Company’s former chief executive officer for working capital purposes and for payments of outstanding indebtedness of the Company. For the years ended December 31, 2018 and 2017, due to related party activity consisted of the following:

Total
Balance due to related parties at December 31, 2016	$(5,000)
Working capital advances received	(168,046)
Repayments made	13,694
Payments made on line of credit on the Company’s behalf	(102,232)
Balance due to related parties at December 31, 2017	$(261,584)
Working capital advances received	(264,185)
Repayments made	210,303
Balance due to related parties at December 31, 2018	$(315,466)

Director Independence

Because the Company’s Common Stock is not currently listed on a national securities exchange, the Company has used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;

●	the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Based on this review, Messrs. Hoverman, Rice and Holcomb are independent directors pursuant to the requirements of The NASDAQ Stock Market.

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

The following table sets forth the fees billed to our company for the years ended December 31, 2018 and 2017 for professional services rendered by our independent registered public accounting firm Salberg:

Fees	2018	2017
Audit Fees	$66,500	$66,800
Audit—Related Fees	9,500	27,400
Tax Fees	—	—
Other Fees	—	—
Total Fees	$76,000	$77,636

The following table sets forth the fees billed to our company for the years ended December 31, 2018 and 2017 for professional services rendered by our independent registered public accounting firm Anton Chia:

Fees	2018	2017
Audit Fees	$—	$2,500
Audit—Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total Fees	$—	$2,500

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the 2018 and 2017 fiscal years.

Audit-related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2018 and 2017, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2018 and 2017 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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
		The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included on pages F-2 through F-34.

	2.	Financial Statement Schedules
		All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation	10-K	3.6	04/13/2016
3.2	Certificate of Designation of Series A Preferred Stock filed with the Nevada Secretary of State on August 20, 2015	10-K	3.6	04/13/2016
3.3	Amended and Restated Bylaws	8-K	3.1	11/01/2013
3.4	Certificate of Designation, Rights and Preferences of Series B Preferred Stock filed with the Nevada Secretary of State on March 8, 2017	8-K	3.1	03/13/2017
10.1	2011 Stock Option Plan	8-K	10.1	02/22/2011
10.2	Share Exchange Agreement dated June 22, 2015 by and among Quint Media, Inc., OncBioMune, Inc. and the shareholders of OncBioMune, Inc.	8-K	10.1	06/24/2015
10.3	Amendment #1 to the Share Exchange Agreement dated September 2, 2015 by and between Quint Media, Inc., OncBioMune, Inc., Robert L. Elliott, M.D. and Jonathan F. Head, Ph. D.	8-K	10.1	06/24/2015
10.4+	Employment Agreement dated February 2, 2016 between OncBioMune Pharmaceuticals, Inc. and Jonathan F. Head, Ph.D.	8-K	10.1	02/05/2016
10.5+	Employment Agreement dated February 2, 2016 between OncBioMune Pharmaceuticals, Inc. and Andrew Kucharchuk	8-K	10.2	02/05/2016
10.6	Consulting Agreement dated May 13, 2016 between OncBioMune Pharmaceuticals, Inc. and SABR Capital Management, LLC	8-K	10.3	05/16/2016
10.7	Form of Senior Convertible Note issued November 18, 2016	10-Q	10.3	11/21/2016
10.8	Form of Common Stock Purchase Warrant	10-Q	10.4	11/21/2016
10.9	Form of Security Agreement dated November 18, 2016 between OncBioMune Pharmaceuticals, Inc. and OncBioMune, Inc.	10-Q	10.5	11/21/2016
10.10	Form of Pledge Agreement dated November 18, 2016 between OncBioMune Pharmaceuticals, Inc. and Cavalry Fund I LP	10-Q	10.6	11/21/2016
10.11	Form of Subsidiary Guaranty dated November 18, 2016 between OncBioMune Pharmaceuticals, Inc., OncBioMune, Inc., and the parties who later join such agreement	10-Q	10.7	11/21/2016
10.12	Amended and Restated Securities Purchase Agreement dated November 23, 2016 between OncBioMune Pharmaceuticals, Inc. and the purchasers identified on the signature pages thereto	8-K	10.1	11/28/2016

10.13	Form of Non-Qualified Stock Option Agreement for Directors of OncBioMune Pharmaceuticals, Inc.	8-K	10.1	04/21/2017
10.14	Forbearance Agreement dated May 23, 2017 by and among OncBioMune Pharmaceuticals, Inc., Cavalry Fund I LP, Lincoln Park Capital Fund, LLC and Puritan Partners LLC	8-K	10.7	06/06/2017
10.15	Form of Securities Purchase Agreement dated January 29, 2018 between OncBioMune Pharmaceuticals, Inc. and the purchasers identified on the signature pages thereto	10-K	10.45	05/31/2018
10.16	Form of Senior Convertible Note issued January 29, 2018	10-K	10.46	05/31/2018
10.17	Form of Common Stock Purchase Warrant issued January 26, 2018	10-K	10.47	05/31/2018
10.18	Security Agreement dated January 29, 2018 between OncBioMune Pharmaceuticals, Inc. and OncBioMune, Inc.	10-K	10.48	05/31/2018
10.19	Pledge Agreement dated January 29, 2018 between OncBioMune Pharmaceuticals, Inc. and Cavalry Fund I LP	10-K	10.49	05/31/2018
10.20	Subsidiary Guaranty dated January 29, 2018 between OncBioMune Pharmaceuticals, Inc. and OncBioMune, Inc.	10-K	10.50	05/31/2018
10.21	Securities Purchase Agreement dated March 13, 2018 between OncBioMune Pharmaceuticals, Inc. and the purchasers identified on the signature pages thereto	10-K	10.51	05/31/2018
10.22	Form of Senior Convertible Note issued March 13, 2018	10-K	10.52	05/31/2018
10.23	Form of Common Stock Purchase Warrant issued March 13, 2018	10-K	10.53	05/31/2018
10.24	Security Agreement dated March 13, 2018 between OncBioMune Pharmaceuticals, Inc. and OncBioMune, Inc.	10-K	10.54	05/31/2018

10.25	Pledge Agreement dated March 13, 2018 between OncBioMune Pharmaceuticals, Inc. and Cavalry Fund I LP	10-K	10.55	05/31/2018
10.26	Subsidiary Guaranty dated March 13, 2018 between OncBioMune Pharmaceuticals, Inc. and OncBioMune, Inc.	10-K	10.56	05/31/2018
10.27	Form of Securities Purchase Agreement	8-K	10.1	07/31/2018
10.28	Form of Convertible Redeemable Note	8-K	10.2	07/31/2018
10.29	Securities Purchase Agreement dated September 24, 2018 between OncBioMune Pharmaceuticals, Inc. and the purchasers identified on the signature pages thereto	10-Q	10.3	11/14/2018
10.30	Subsidiary Guaranty dated September 24, 2018 between OncBioMune Pharmaceuticals, Inc. and OncBioMune, Inc.	10-Q	10.4	11/14/2018
10.31	Pledge Agreement dated September 24, 2018 between OncBioMune Pharmaceuticals, Inc. and Cavalry Fund I LP	10-Q	10.5	11/14/2018
10.32	Escrow Agreement dated September 24, 2018 by and among OncBioMune Pharmaceuticals, Inc., Nason, Yeager, Gerson, White & Lioce, P.A., and the parties who later execute such agreement	10-Q	10.6	11/14/2018
10.33	Security Agreement dated September 24, 2018 between OncBioMune Pharmaceuticals, Inc. and OncBioMune, Inc.	10-Q	10.7	11/14/2018
10.34	Form of Senior Convertible Note issued September 24, 2018	10-Q	10.8	11/14/2018
10.35	Form of Common Stock Purchase Warrant issued September 24, 2018	10-Q	10.9	11/14/2018
10.36	Securities Purchase Agreement dated November 13, 2018 between OncBioMune Pharmaceuticals, Inc. and Cavalry Fund I LP	10-Q	10.10	11/14/2018
10.37	Senior Convertible Note issued November 13, 2018 to Cavalry Fund I LP	10-Q	10.11	11/14/2018
10.38	Common Stock Purchase Warrant issued November 13, 2018 to Cavalry Fund I LP	10-Q	10.12	11/14/2018
10.39+*	Employment Agreement effective as of December 26, 2018 between OncBioMune Pharmaceuticals, Inc. and Brian Barnett, MD				x
10.40	Convertible Redeemable Note issued January 18, 2019 to LG Capital Funding, LLC	8-K	4.1	01/29/2019
10.41	Securities Purchase Agreement dated January 18, 2019 between OncBioMune Pharmaceuticals, Inc. and LG Capital Funding, LLC	8-K	10.1	01/29/2019
10.42	Convertible Redeemable Note issued January 18, 2019 to Cerberus Finance Group Ltd	8-K	4.1	02/04/2019
10.43	Securities Purchase Agreement dated January 18, 2019 between OncBioMune Pharmaceuticals, Inc. and Cerberus Finance Group Ltd	8-K	10.1	02/04/2019
10.44*	Senior Convertible Note issued March 25, 2019 to Cavalry Fund I LP				x
10.45*	Securities Purchase Agreement between OncBioMune Pharmaceuticals, Inc. and Cavalry Fund I LP, dated March 25, 2019				x
10.46*	Common Stock Purchase Warrant issued March 25, 2019 to Cavalry Fund I LP				x
21.1*	Subsidiaries of OncBioMune Pharmaceuticals, Inc.				x
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002				x
31.2*	Certification of and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002				x
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002				x

101.INS*	XBRL INSTANCE DOCUMENT				x
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				x
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				x
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE				x
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				x

+ Management contract or compensatory plan or arrangement.

* Filed herewith.

**In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OncBioMune Pharmaceuticals, Inc.

Dated: April 1, 2019	By:	/s/ Brian Barnett, M.D.
Brian Barnett, M.D. Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below, except for Brian Barnett, M.D., hereby appoints Jonathan F. Head, Ph. D. and Andrew Kucharchuk as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report on Form 10-K, which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the annual report on Form 10-K with the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Barnett, M.D.	Chief Executive Officer and Director	April 1, 2019
Brian Barnett, M.D.	(Principal Executive Officer)

/s/ Andrew Kucharchuk	Chief Financial Officer and President	April 1, 2019
Andrew Kucharchuk	(Principal Financial and Accounting Officer)

/s/ Jonathan F. Head, Ph. D.	Chairman of the Board and Chief Scientific Officer	April 1, 2019
Jonathan F. Head, Ph. D.

/s/ Daniel S. Hoverman	Director	April 1, 2019
Daniel S. Hoverman

/s/ Charles L. Rice, Jr.	Director	April 1, 2019
Charles L. Rice, Jr.

/s/ Robert N. Holcomb	Director	April 1, 2019
Robert N. Holcomb

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

OncBiomune Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OncBiomune Pharmaceuticals Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net income and cash used in operations of $6,468,325 and $1,679,406, respectively, in 2018, has a loss from operations of $1,777,973 in 2018 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $7,557,621, $7,546,917 and $17,187,664, respectively, at December 31, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
April 1, 2019

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7328

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017

ASSETS
CURRENT ASSETS:
Cash	$201	$1,431
Subscription receivable	-	200
Prepaid expenses and other current assets	215,681	12,486

Total Current Assets	215,882	14,117

OTHER ASSETS:
Property and equipment, net	4,304	6,642
Security deposit	6,400	6,400

Total Assets	$226,586	$27,159

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible debt, net	$1,434,252	$686,383
Notes payable	538,875	538,875
Accounts payable	550,296	378,227
Accrued liabilities	884,035	309,312
Derivative liabilities	3,364,032	11,966,760
Liabilities of discontinued operations	686,547	694,996
Due to related parties	315,466	261,584

Total Current Liabilities	7,773,503	14,836,137

Commitments and contingencies (Note 11)

STOCKHOLDERS’ DEFICIT:
Preferred stock, $0.0001 par value; 20,000,000 authorized;
Series A Preferred stock ($0.0001 par value; 1,000,000 shares authorized; 1,000,000 issued and outstanding at December 31, 2018 and 2017)	100	100
Series B Preferred stock ($0.0001 par value; 7,892,000 shares authorized; 7,892,000 issued and outstanding at December 31, 2018 and 2017)	789	789
Common stock: $0.0001 par value, 1,500,000,000 shares authorized; 247,661,861 and 153,814,972 issued and outstanding at December 31, 2018 and 2017, respectively	24,766	15,382
Common stock issuable: 17,121,265 and 16,521,265 commons stock issuable as of December 31, 2018 and 2017, respectively	1,712	1,652
Additional paid-in capital	9,613,380	8,803,904
Accumulated deficit	(17,187,664)	(23,655,989)
Accumulated other comprehensive gain	-	25,184

Total Stockholders’ Deficit	(7,546,917)	(14,808,978)

Total Liabilities and Stockholders’ Deficit	$226,586	$27,159

See accompanying notes to consolidated financial statements

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2018	2017

REVENUES	$-	$-

OPERATING EXPENSES:
Professional fees	594,611	1,367,191
Compensation expense	804,527	766,829
Research and development expense	204,562	103,915
General and administrative expenses	174,273	225,191

Total Operating Expenses	1,777,973	2,463,126

LOSS FROM OPERATIONS	(1,777,973)	(2,463,126)

OTHER INCOME (EXPENSE):
Interest expense	(2,130,838)	(1,153,146)
Derivative income (expense)	8,229,168	(12,238,036)
Gain on debt extinguishment	2,114,335	1,005,272
Gain on foreign currency transactions	33,633	-

Total Other Income (Expense)	8,246,298	(12,385,910)

INCOME (LOSS) FROM CONTINUING OPERATIONS	6,468,325	(14,849,036)

DISCONTINUTED OPERATIONS:
Loss from discontinued operations	-	(5,328,630)
Loss from disposal of discontinued operations	-	(335,472)

Total Loss from Discontinued Operations	-	(5,664,102)

NET INCOME (LOSS)	$6,468,325	$(20,513,138)

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$6,468,325	$(20,513,138)

Other comprehensive (loss) gain:
Unrealized foreign currency translation (loss) gain	(25,184)	25,184

Comprehensive income (loss)	$6,443,141	$(20,487,954)

NET INCOME (LOSS) PER COMMON SHARE - Basic
Continuing operations	$0.03	$(0.12)
Discontinued operations	0.00	(0.04)

	$0.03	$(0.16)

NET INCOME (LOSS) PER COMMON SHARE - Diluted
Continuing operations	$0.00	$(0.12)
Discontinued operations	0.00	(0.04)

	$0.00	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	233,858,517	128,916,989
Diluted	531,257,645	128,916,989

See accompanying notes to consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2018 and 2017

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock Issuable		Additional		Accumulated other	Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	comprehensive gain	Stockholders’ (Deficit)

Balance, December 31, 2016	1,000,000	$100	-	$-	60,807,846	$6,081	-	$-	$2,310,037	$(3,142,851)	$-	$(826,633)

Common stock issued for services	-	-	-	-	470,000	47	-	-	35,803	-	-	35,850

Accretion of stock options	-	-	-	-	-	-	-	-	214,082	-	-	214,082

Series B Preferred stock issued for services	-	-	2,892,000	289	-	-	-	-	-	-	-	289

Common stock issued for cash pursuant to stock purchase agreement	-	-	-	-	2,000,000	200	-	-	407,587	-	-	407,787

Common stock issued for cash and subscription receivable pursuant to subscription agreements	-	-	-	-	9,223,136	922	-	-	831,322	-	-	832,244

Common stock issuable in connection to sale of common stock	-	-	-	-	-	-	16,521,265	1,652	-	-	-	1,652

Common stock issued upon conversion of convertible debt and interest	-	-	-	-	10,608,890	1,061	-	-	424,811	-	-	425,872

Common stock issued upon cashless warrant exercise	-	-	-	-	9,547,087	955	-	-	(955)	-	-	-

Common stock issued in connection with acquisition	-	-	5,000,000	500	61,158,013	6,116	-	-	4,580,735	-	-	4,587,351

Capital contribution	-	-	-	-	-	-	-	-	482	-	-	482

Net loss	-	-	-	-	-	-	-	-	-	(20,513,138)	-	(20,513,138)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	25,184	25,184

Balance, December 31, 2017	1,000,000	$100	7,892,000	$789	153,814,972	$15,382	16,521,265	$1,652	$8,803,904	$(23,655,989)	$25,184	(14,808,978)

Common stock issued for services	-	-	-	-	2,500,000	250	-	-	52,250	-	-	52,500

Accretion of stock options	-	-	-	-	-	-	-	-	276,918	-	-	276,918

Common stock issuable for cash and subscription receivable pursuant to subscription agreements	-	-	-	-	-	-	600,000	60	5,940	-	-	6,000

Common stock issued upon conversion of convertible debt and interest and settlement expense	-	-	-	-	58,631,521	5,863	-	-	477,639	-	-	483,502

Common stock issued upon cashless warrant exercise	-	-	-	-	32,715,368	3,271	-	-	(3,271)	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	6,468,325	-	6,468,325

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	(25,184)	(25,184)

Balance, December 31, 2018	1,000,000	$100	7,892,000	$789	247,661,861	$24,766	17,121,265	$1,712	$9,613,380	$(17,187,664)	$-	$(7,546,917)

See accompanying notes to consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended
	December 31,
	2018	2017

CASH FLOWS USD IN OPERATING ACTIVITIES
Net income (loss)	$6,468,325	$(20,513,138)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,338	3,677
Depreciation - discontinued operations	-	258
Stock-based compensation	329,418	250,221
Amortization of debt discount	1,465,057	708,167
Derivative expense	(8,229,168)	12,238,036
Gain on debt extinguishment	(2,360,146)	(1,005,273)
Non-cash default interest expense	94,286	269,218
Gain on foreign currency transactions	(25,184)	-
Impairment loss	-	4,718,817
Impairment loss - discontinued operation	-	377,301
Change in operating assets and liabilities:
Assets of discontinued operations	-	(20,439)
Prepaid expenses and other current assets	(202,995)	5,394
Accounts payable	172,069	164,611
Liabilities of discontinued operations	(8,449)	273,009
Accrued liabilities	615,043	235,800

NET CASH USED IN OPERATING ACTIVITIES	(1,679,406)	(2,294,341)

CASH FLOWS USED IN INVESTING ACTIVITIES
Acquisition of property and equipment	-	(715)
Acquisition of property and equipment - discontinued operations	-	(1,223)
Acquisition of intangible assets	-	(50,000)
Decrease in cash upon disposal of business	-	(7,696)
Cash received in acquisition	-	39,144

NET CASH USED IN INVESTING ACTIVITIES	-	(20,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances	53,882	256,584
Increase/(decrease) in bank overdraft	-	(812)
Payments to line of credit	-	(99,741)
Proceeds from convertible debt, net	2,034,143	473,240
Repayment of convertible debt	(415,849)	(96,371)
Proceeds from notes payables	-	538,875
Capital contribution	-	482
Proceeds from sale of common stock and subscription receivable	6,000	1,252,673

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,678,176	2,324,930

NET INCREASE (DECREASE) IN CASH	(1,230)	10,099

Effect of exchange rate changes on cash	-	(8,668)

CASH, beginning of year	1,431	-

CASH, end of year	$201	$1,431

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$243,885	$314,517
Income taxes	$-	$-

Non-cash investing and financing activities:
Reclassification of interest payable to convertible debt	$-	$17,836
Issuance of common stock for convertible debt and interest	$427,612	$425,872
Increase in debt discount and derivative liabilities	$2,039,143	$473,240

Liabilities assumed in acquisition	$-	$438,578
Less: assets acquired in acquisition	-	307,112
Net liabilities assumed	-	131,466
Fair value of shares for acquisition	-	4,587,351
Increase in intangible assets	$-	$4,718,817

See accompanying notes to consolidated financial statements

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Organization

OncBioMune Pharmaceuticals, Inc. (the “Company”, “we”, “us” or “our”) is a biotechnology company specializing in innovative cancer treatment therapies. The Company is a clinical-stage biopharmaceutical company engaged in the development of novel cancer immunotherapy products, with a proprietary vaccine technology that is designed to stimulate the immune system to attack its own cancer while not attacking the patient’s healthy cells. The Company has proprietary rights to an immunotherapy platform with an initial focus on prostate and breast cancers but that may be used to fight any solid tumor. The Company is also developing targeted therapies. Our mission is to improve overall patient condition through innovative bio-immunotherapy with proven treatment protocols, to lower deaths associated with cancer and to reduce the cost of cancer treatment. We believe our technology is safe, and utilizes clinically proven research methods of treatment to provide optimal likelihood of patient recovery.

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

On December 29, 2017, the Board of Directors of the Company determined to sell or otherwise dispose of its interest in Vitel and Oncbiomune México due to disputes with the original Vitel Stockholders and resulting loss of operational control of the assets and operations of Vitel and Oncbiomune Mexico. Accordingly, Vitel and Oncbiomune México were treated as a discontinued operation through December 31, 2017 and were deconsolidated effective January 1, 2018 (see Note 3). The Company expects to terminate the Contribution Agreement, Stockholders Agreement and Trust Agreement during 2019.

Effective December 26, 2018, the Company replaced Dr. Jonathan Head and appointed Dr. Brian Barnett as the new Chief Executive Officer. Dr. Head will continue to serve the Company as the Chairman of the Board of Directors and now as its Chief Scientific Officer effective December 26, 2018 (see Note 12).

On February 20, 2019, the board of directors of the Company approved resolutions, and on February 21, 2019, certain stockholders representing a majority of our outstanding voting capital on such date approved by written consent the taking of all steps necessary to increase its authorized common stock from 500,000,000 shares to 1,500,000,000 shares (see Note 13). The Company’s 1,520,000,000 authorized shares will consist of 1,500,000,000 shares of common stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principals of consolidation

The Company’s consolidated financial statements include the financial statements of OncBioMune Pharmaceuticals, Inc. and its wholly-owned subsidiaries, OncBioMune, Inc. (for all periods presented) and, Vitel and Oncbiomune México, S.A. De C.V. (from March 10, 2017 to December 31, 2017) were treated as a discontinued operation through December 31, 2017 and were deconsolidated effective January 1, 2018 (see Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

Going concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, the Company had net income (loss) of $6,468,325 and $(20,513,138) for the years ended December 31, 2018 and 2017, respectively, however the net income in 2018 resulted primarily from the change in far value of derivative liabilities. The net loss from operations was $1,777,973. The net cash used in operations were $1,679,406 and $2,294,341 for the years ended December 31, 2018 and 2017, respectively. Additionally, the Company had an accumulated deficit of $17,187,664 and $23,655,989, at December 31, 2018 and 2017, respectively, had a stockholders’ deficit of $7,546,917 at December 31, 2018, had a working capital deficit of $7,557,621 at December 31, 2018. The Company had no revenues from continuing operations for the years ended December 31, 2018 and 2017, and we defaulted on our debt. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the years ended December 31, 2018 and 2017 include the valuation of assets and liabilities of discontinued operations, useful life of property and equipment, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation of derivative liabilities, and the fair value of assets acquired and liabilities assumed in the business acquisition.

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

Fair value of financial instruments and fair value measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2018. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2—Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3—Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the consolidated balance sheets for cash, due from and to related parties, prepaid expenses, accounts payable and accrued liabilities approximate their fair market value based on the short-term maturity of these instruments.

	At December 31, 2018			At December 31, 2017
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	3,364,032	—	—	11,966,760

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Year Ended December 31,
	2018	2017
Balance at beginning of year	$11,966,760	$402,055
Initial valuation of derivative liabilities included in debt discount	2,039,143	473,240
Initial valuation of derivative liabilities included in derivative expense	1,811,617	730,700
Reclassification of derivative liabilities to gain on debt extinguishment upon conversion of debt	(422,835)	(478,645)
Reclassification of derivative liabilities to gain on debt extinguishment upon cashless exercise of warrants	(666,756)	(667,926)
Reclassification of derivative liabilities to gain on debt extinguishment for debt settlement	(1,323,111)	—
Change in fair value included in derivative expense	(10,040,786)	11,507,336
Balance at end of year	$3,364,032	$11,966,760

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At December 31, 2018 and 2017, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of December 31, 2018 and 2017. The Company has not experienced any losses in such accounts through December 31, 2018.

Accounts receivable - discontinued operations

Accounts receivable are presented net of an allowance for doubtful accounts. The Company maintains allowances for doubtful accounts for estimated losses. The Company reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, a customer’s historical payment history, its current credit-worthiness and current economic trends. Accounts are written off after exhaustive efforts at collection (see Note 3).

Inventories – discontinued operations

Inventories, consisting of finished goods related to the Company’s products are stated at the lower of cost and net realizable value utilizing the first-in first-out (FIFO) method. A reserve is established when management determines that certain inventories may not be saleable. If inventory costs exceed expected net realizable value due to obsolescence or quantities in excess of expected demand, the Company will record reserves for the difference between the cost and the net realizable value. These reserves are recorded based on estimates (see Note 3).

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. Based on the Company’s review of long-lived assets for impairment, year ended December 31, 2017, the Company recognized an impairment loss of $4,760,646 since the sum of expected undiscounted future cash flows is less than the carrying amount of the intangible assets. The impairment loss consisted of $4,718,817 impairment of intangibles recorded in connection with the acquisition of Vitel (see Note 3) and $41,829 impairment of an acquired drug formula included in the discontinued operations.

Revenue recognition

In May 2014, FASB issued an update Accounting Standards Update, ASU 2014-09, establishing ASC 606 - Revenue from Contracts with Customers. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard on January 1, 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on the Company’s sources of revenue, the Company has concluded that ASU 2014-09 did not have any impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers and there was no cumulative effect adjustment. The Company does not have revenues from continuing operations in 2018 and 2017 and any revenues from discontinued operations are included in loss from discontinued operations in 2017.

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

Income taxes

The Company accounts for income tax using the liability method prescribed by ASC 740 - Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. For the years ended December 31, 2018 and 2017, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred. For the years ended December 31, 2018 and 2017, research and development costs were $204,562 and $103,915, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

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

Through March 31, 2018, pursuant to ASC 505-50 - Equity-Based Payments to Non-Employees, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07 in the second quarter of 2018, and the adoption did not have any impact on its consolidated financial statements.

Basic and diluted loss per share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of December 31, 2018 and 2017 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	December 31,
	2018	2017
Stock warrants	143,184,844	153,151,959
Convertible debt	—	140,126,333
Stock options	22,200,000	4,000,000
	165,384,844	297,278,292

The following table presents a reconciliation of basic and diluted net loss per share:

	Years Ended December 31,
	2018	2017
Income (loss) per common share — basic:
Income (loss) from continuing operations	$6,468,325	$(14,849,036)
Loss from discontinued operations	—	(5,664,102)
Net income (loss)	$6,468,325	$(20,513,138)
Weighted average common shares outstanding — basic	233,858,517	128,916,989
Net income (loss) per common share – basic:
From continuing operations	$0.03	$(0.12)
From discontinued operations	0.00	(0.04)
Net income (loss) per common share — basic	$0.03	$(0.16)

Income (loss) per common share — diluted:
Income (loss) from continuing operations	$6,468,325	$(14,849,036)
Add: interest on debt	2,130,838	1,153,146
Less: derivative income and debt settlement income	(10,343,503)	11,232,764
Less: gain on foreign currency transactions	(33,633)	—
Numerator for loss from continuing operations per common share — diluted	(1,777,973)	(2,463,126)
Numerator for loss from discontinuing operations per common share — diluted	—	(5,664,102)
Net loss per common share – diluted	$(1,777,973)	$(8,127,228)

Weighted average common shares outstanding — basic	233,858,517	128,916,989
Effect of dilutive securities:
Preferred shares	8,892,000	—
Warrants	45,970,039	—
Convertible notes payable	242,807,089	—
Weighted average common shares outstanding – diluted	531,527,645	128,916,989
Net loss per common share – diluted:
From continuing operations	$0.00	$(0.12)
From discontinued operations	0.00	(0.04)
Net loss per common share — diluted	$0.00	$(0.16)

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The functional currency of the parent company and its U.S. subsidiary is the U.S. dollar and the functional currency of the Company’s discontinued subsidiaries located in Mexico is the Mexican Peso (“Peso”). For the discontinued subsidiaries whose functional currencies were the Peso, for the year ended December 31, 2017, results of operations and cash flows were translated at average exchange rates during the period, assets and liabilities were translated at the spot exchange rate at the end of the period, and equity was translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars were included in determining comprehensive loss. Assets and liabilities denominated in foreign currencies were translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred. Additionally, transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. The Company did not enter into any material transactions in foreign currencies. Transaction gains or losses have not had, and will not have, any material effect on the results of operations of the Company.

Asset and liability accounts related to the Company’s discontinued Mexico operations at December 31, 2017 were translated at 19.670 Pesos to $1.00, which was the exchange rates on the balance sheet date. Equity accounts were translated at their historical rate. The average translation rates applied to the statements of operations for the year ended December 31, 2017 was 18.4971 Pesos to $1.00. Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rate. During the year ended December 31, 2018, the Company did not have any foreign currency translation or transaction adjustments.

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

Recent accounting pronouncements

On February 25, 2016, the FASB issued ASU No. 2016-02 to amend the accounting guidance for leases. The accounting applied by a lessor is largely unchanged under ASU 2016-02. However, the standard requires lessees to recognize lease assets and lease liabilities for leases classified as operating leases on the balance sheet. Lessees will recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it will recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. This updated guidance may to have a material impact on the Company’s consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

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

In August 2018, the FASB issued ASU 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits.

Removals. The following disclosure requirements were removed from Topic 820:

1.	The amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy

2.	The policy for timing of transfers between levels

3.	The valuation processes for Level 3 fair value measurements

4.	For nonpublic entities, the changes in unrealized gains and losses for the period included in earnings for recurring Level 3 fair value measurements held at the end of the reporting period.

Modifications. The following disclosure requirements were modified in Topic 820:

1.	In lieu of a roll forward for Level 3 fair value measurements, a nonpublic entity is required to disclose transfers into and out of Level 3 of the fair value hierarchy and purchases and issues of Level 3 assets and liabilities.

2.	For investments in certain entities that calculate net asset value, an entity is required to disclose the timing of liquidation of an investee’s assets and the date when restrictions from redemption might lapse only if the investee has communicated the timing to the entity or announced the timing publicly.

3.	The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date.

Additions. The following disclosure requirements were added to Topic 820; however, the disclosures are not required for nonpublic entities:

1.	The changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period.

2.	The range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information (such as the median or arithmetic average) in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.

In addition, the amendments eliminate at a minimum from the phrase an entity shall disclose at a minimum to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The Company is evaluating the impact of the revised guidance and believes that it will not have a significant impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

Reclassifications

The Company segregated the common stock issuable for year ended December 31, 2018 in a separate line item in the equity section of the accompanying consolidated balance sheet and statement of changes in stockholder’s deficit and conformed the presentation of the same for the year ended December 31, 2017 for comparative presentation.

NOTE 3 – ACQUISITION, DISCONTINUATION OF OPERATIONS AND DECONSOLIDATION OF VITEL AND ONCBIOMUNE MEXICO

Acquisition of Vitel

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

In addition, the Company issued 2,892,000 shares of Series B Preferred to Jonathan F. Head, Ph. D, the Company’s Chief Executive Officer and a member of the Board of Directors of the Company (the “Board of Directors”) as provided for in the Contribution Agreement. The Series B Preferred issued to Dr. Head and were determined to have nominal value of $289 or $0.0001 per shares and was recorded as compensation expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

On February 20, 2019, pursuant to the Certificate of Designation, the Company exercised its right to redeem all of the 5,000,000 shares of the Series B Preferred outstanding held by to Banco Actinver, S.A., in its capacity as Trustee of the Trust Agreement for the benefit of Mr. Cosme and Mr. Alaman equal to the stated value. The total redemption price equaled $500 which was equal to $0.0001 per share of Series B Preferred (see Note 9 “Series B Preferred Share” and Note 13).

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

The assets acquired and liabilities assumed were recorded at their estimated fair value on the acquisition date with subsequent changes recognized in earnings or loss. These estimates are inherently uncertain and are subject to refinement. Management develops estimates based on assumptions as a part of the purchase price allocation process to value the assets acquired and liabilities assumed as of the business combination date. As a result, during the purchase price measurement period, which may be up to one year from the business acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. The purchase price exceeded the fair value of the net asset acquired by approximately $4,695,596, which was recorded as goodwill and other intangible assets pending the Company’s analysis of the fair values. After the purchase price measurement period, the Company recorded adjustments to assets acquired or liabilities assumed in operating expenses in the period in which the adjustments were determined. Such adjustment caused an increase in goodwill and other intangible assets acquired of $23,221 in the fourth quarter of 2017 increasing the goodwill and other intangible assets to $4,718,817.

In 2017, the Company recognized an impairment loss of $4,760,646 since the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The impairment loss which is included in the loss from discontinued operations consists of an impairment of intangibles of $4,718,817 recorded in connection with the acquisition of Vitel and the impairment of an acquired drug formula of $41,096.

The Company recorded acquisition and transaction related expenses in the period in which they are incurred. During the year ended December 31, 2017, acquisition and transaction related expenses primarily consisted of legal fees of approximately $104,000.

Discontinuation of Operations and Deconsolidation of Vitel

On December 29, 2017, the Board of Directors of the Company determined to sell or otherwise dispose of its interest in Vitel and Oncbiomune Mexico due to disputes with the original Vitel Stockholders and resulting loss of operational control of the assets and operations of Vitel and Oncbiomune Mexico. Accordingly, as of December 31, 2017, the Company presented Vitel and Oncbiomune Mexico as discontinued operations and effective January 1, 2018 has deconsolidated these wholly-owned subsidiaries in accordance with ASC 810-10 - Consolidation. However, at December 31, 2018 and after deconsolidation, the Company has recorded the liabilities of these subsidiaries that existed at December 31, 2017 as a contingent liability and therefore reflected liabilities of discontinued operation of $686,547 on the accompanying consolidated balance sheet, which consist of accounts payable balances incurred through December 31, 2017.

Pursuant to ASC 205-20 - Presentation of Financial Statements - Discontinued Operations, the business of the Oncbiomune Mexico and Vitel were accounted for as discontinued operations because of the Board of Director’s decision of December 29, 2017.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

The assets and liabilities classified as discontinued operations in the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2018 and 2017 is set forth below.

	December 31,
	2018	2017
Assets:
Current assets:
Cash	$—	$—
Total current assets	—	—
Total assets	$—	$—
Liabilities:
Current liabilities:
Accounts payable	$686,547	$692,592
Due to related parties	—	432
Payroll liabilities	—	1,972
Total current liabilities	686,547	694,996
Total liabilities	$686,547	$694,996

The summarized operating result of discontinued operations included in the Company’s consolidated statements of operations is as follows:

	Years Ended December 31,
	2018	2017
Revenues	$—	$445,601
Cost of revenues	—	255,866
Gross (loss) profit	—	189,735
Operating expenses:
Compensation expense	—	335,381
Professional fees	—	171,043
Impairment loss – goodwill and other intangibles	—	4,760,646
General and administrative expenses	—	235,188
Total operating expenses	—	5,502,258
Loss from operations	—	(5,312,523)
Other expense, net	—	(16,107)
Loss from discontinued operations	—	(5,328,630)
Loss from disposal of discontinued operations – impairment of tangible assets	—	(335,472)
Loss from discontinued operations, net of income taxes	$—	$(5,664,102)

NOTE 4 — PROPERTY AND EQUIPMENT

At December 31, 2018 and 2017, property and equipment consisted of the following:

	Useful Life	2018	2017
Leasehold improvements	5 Years	$10,976	$10,976
Furniture and equipment	5 Years	13,715	13,715
		24,691	24,691
Less: accumulated depreciation		(20,387)	(18,049)
Property and equipment, net		$4,304	$6,642

For the years ended December 31, 2018 and 2017, depreciation and amortization expense amounted to $2,338 and $3,677, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

NOTE 5 – LINE OF CREDIT

In October 2014, the Company entered into a $100,000 revolving promissory note (the “Revolving Note”) with Regions Bank (the “Lender”). The unpaid principal balance of the Revolving Note is payable on demand and any unpaid principal and interest is payable due not later than October 27, 2017, is secured by deposits located at the Lender, and bears interest computed at a variable rate of interest which is equal to the Lender’s prime rate plus 1.7% (5.95% at December 31, 2017). The Company will pay to Lender a late charge of 5.0% of any monthly payment not received by Lender within 10 calendar days after its due date. The Company may, at any time or from time to time, prepay the Revolving Note in whole or in part without penalty. On November 16, 2017, the line of credit was fully paid off by the Company’s CEO and the liability was transferred to due to related parties on the accompanying consolidated balance sheets.

At December 31, 2018 and 2017, the Company had no outstanding balance, for both years, under the Revolving Note.

NOTE 6 – CONVERTIBLE DEBT

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

On May 23, 2017, in connection with the November 2016 Notes, the Company entered into forbearance agreements (the “Forbearance Agreements”) with the Purchases whereby the Purchasers waived any event of default, as defined in the November 2016 Notes. The Company failed to make a payment on May 23, 2017 to each of the Holders as required pursuant to the November 2016 Notes which resulted in an event of default under such Notes. As of result of the event of default, the aggregate amount owing under the November 2016 Notes as of May 23, 2017 was increased to $509,135 with such amount including a mandatory default amount of $141,299 and accrued interest of $17,836 resulting in debt settlement expense of $141,299 which was recorded in May 2017. The Forbearance Agreements also provide for the Holders to forbear their right to demand an immediate cash payment of the principal amount due plus accrued interest as a result of the Company’s failure to satisfy its payment obligations to the Holder on May 23, 2017 so long as the Company complies with its other obligations under the November 2016 Notes and the other transaction documents. The Forbearance Agreements did not waive the default interest rate of 24%. In consideration therefore, and as currently set forth in the November 2016 Notes, the Holders shall be entitled to convert such notes from time to time at their discretion in accordance with the terms of the November 2016 Notes and the November 2016 Notes shall not be subject to repayment unless agreed to by the Holder of such Note. In connection with the Forbearance Agreements, in May 2017, the Company increased the principal balance of the November 2016 Notes by $159,135, reduced accrued interest payable by $17,836, and recorded debt settlement expense of $141,299. In 2017, the Company also increased the principal amount of these notes by $42,327 and charged this to interest expense for other default charges and other expenses.

In 2017, the Company converted $369,423 and $32,878 of outstanding principal and interest, respectively, of the November 2016 Notes into 8,362,338 shares of common stock.

During the year ended December 31, 2018, the Company fully converted the remaining outstanding principal and interest of $139,712 and $21,869, respectively, of the November 2016 Notes into 13,028,779 shares of common stock. As of December 31, 2018, there were no November 2016 Notes outstanding.

The November 2016 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these November 2016 Notes, the Company sold stock at a share price of $0.075 per share then to $0.05 per share and then $0.01 per share. Accordingly, pursuant to these ratchet provisions, the conversion price on the November 2016 Notes were lowered to $0.05 per share then to $0.03 per share and then to $0.006 per share and the exercise price of the November 2016 Warrants was lowered to $0.006. Additionally, the total number of November 2016 Warrants were increased on a full ratchet basis from 2,333,334 warrants to 13,611,114 warrants (see Note 9). In September 2017, the Company issued 9,547,087 shares of its common stock upon the cashless exercise of 9,074,076 of these warrants (see Note 9). The remaining 4,537,038 warrants were then ratcheted to 22,685,192 warrants based on the new ratcheted down $0.006 per share exercise price. As of December 31, 2018, there were 22,685,192 warrants outstanding under the November 2016 Warrants.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

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

The aggregate principal amount of the June 2017 Notes was $233,345 and the Company received $190,000 after giving effect to the original issue discount of $33,345 and $10,000 of offering costs. The June 2017 Notes bear interest at a rate equal to 10% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the June 2017 Notes)), have a maturity date of February 2, 2018 and are convertible (principal and interest) at any time after the issuance date, into shares of the Company’s common stock at an initial conversion price equal to $0.15 per share (subject to adjustment as provided in the June 2017 Notes), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the June 2017 Note shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The June 2017 Notes provide for two amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 120% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 125% of the applicable amortization payment. The June 2017 Notes may be prepaid at any time until the 180th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the three months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the June 2017 Notes and accrued and unpaid interest during months four through six following the Original Issue Date. In order to prepay the June 2017 Notes, the Company shall provide 20 Trading Days prior written notice to the Holder, during which time the Holder may convert the June 2017 Notes in whole or in part at the Conversion Price. During the six months ended June 30, 2018, the Company also increased the principal amount of these notes by $2,268 for other default charges and other expenses. During the year ended December 31, 2018, the Company converted $118,786 and $7,036 outstanding principal and interest, respectively, of the June 2017 Notes into 14,864,066 shares of common stock. In addition, pursuant a securities purchase agreement dated September 24, 2018, the Company purchased back from one Purchaser, a June 2017 Note with $37,814 and $4,534 of outstanding principal and interest, respectively, (see-Puritan Settlement Agreement below). As of December 31, 2018, the June 2017 Notes had outstanding principal and accrued interest of $79,277 and $26,119, respectively.

The June 2017 Notes and related June 2017 Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these June 2017 Notes, the Company sold stock at a share price of $0.05 per share and then $0.01 per share. Accordingly, pursuant to these ratchet provisions, the conversion price of the notes were lowered to $0.006 per shares and the exercise price of the June 2017 Warrants were lowered to $0.006 per share and the total number of June 2017 Warrants were increased on a full ratchet basis from 1,555,632 warrants to 45,372,600 warrants, an increase of 43,816,968 warrants. During the year ended December 31, 2018, the Company initially issued 6,893,145 shares of its common stock upon the cashless exercise of 9,074,520 of the June 2017 Warrants. The Company issued an additional 1,605,492 shares of common stock pursuant to the ratchet adjustment of the converted 9,074,520 warrants bringing the total shares issued to 8,498,637. In addition, pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, June 2017 Warrants to purchase 6,049,680 (post anti-dilution) of the Company’s common stock (see-Puritan Settlement Agreement below). As of December 31, 2018, there were 30,248,400 warrants outstanding under the June 2017 Warrants.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

July 2017 Financing

On July 26, 2017, the Company entered into a Securities Purchase Agreement (the “Third Securities Purchase Agreement”) with the Purchasers for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Third Securities Purchase Agreement, the Company issued to the Purchasers for an aggregate subscription amount of $300,000: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,883 (the “July 2017 Notes”); and (ii) warrants (the “July 2017 Warrants”) to purchase an aggregate of 4,769,763 shares of the Company’s common stock at an exercise price of $0.10 per share (subject to adjustments under certain conditions as defined in the Warrants). The July 2017 Notes were issued on July 26, 2017. The July 2017 Notes bear interest at a rate equal to 5% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the July 2017 Notes)), have a maturity date of March 25, 2018 and are convertible (principal, and interest) at any time after the issuance date into shares of the Company’s common stock at a conversion price equal to $0.07 per share (subject to adjustment as provided in the July 2017 Notes), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the July 2017 Notes shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”) and the exercise price of the July 2017 Warrants shall be 60% of the Default Conversion Price. The July 2017 Notes provide for three amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 110% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 115% of the applicable amortization payment. The July 2017 Notes may be prepaid at any time until the 210th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the three months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the July 2017 Notes and accrued and unpaid interest during months four through seven following the Original Issue Date. In order to prepay the July 2017 Notes, the Company shall provide 20 Trading Days prior written notice to the Purchaser, during which time the Purchaser may convert the July 2017 Notes in whole or in part at the Conversion Price. During the year ended December 31, 2018, the Company converted $111,295 and $11,414 outstanding principal and interest, respectively, of the July 2017 Notes into 23,289,433 shares of common stock. In addition, pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, a July 2017 Note with $155,812 and $38,395 of outstanding principal and interest, respectively (see-Puritan Settlement Agreement below). As of December 31, 2018, the July 2017 Notes had outstanding principal and accrued interest of $44,518 and $28,434, respectively.

On June 5, 2018, the original purchaser of the July 2017 Notes entered into an Assignment Agreement (“First Note Assignment”) with the assignee (“First Assignee”) for the sale of a portion of the July 2017 Notes (“First Assigned Note”) with outstanding principal of $111,295 and accrued interest of $29,180. In connection with the First Note Assignment, a default interest in the amount of $53,733 was charged, which was included in the sale price of the First Assigned Note totaling $194,208.

On October 16, 2018, the First Assignee, in turn entered into an Assignment Agreement (“Second Note Assignment”) with a another assignee (“Second Assignee”) for the sale of the First Assigned Note with outstanding principal of $194,208 and accrued interest of $3,204. In connection with the Second Note Assignment, a prepayment premium of $49,353 was charged which was included in the sale price of $246,765. During the year ended December 31, 2018, the Company converted $17,500 of the outstanding principal of the new Note (“Second Assigned Note”), into 3,613,688 shares of common stock. As of December 31, 2018, the Second Assigned Note had an outstanding principal balance of $229,264 and accrued interest of $12,331.

The July 2017 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these July 2017 Notes, the Company sold stock at a share price of $0.05 per share and then at $0.01 per share. Accordingly, pursuant to these ratchet provisions, the conversion price of the July 2017 Notes was lowered to $0.006 per share and the exercise price of the July 2017 Warrants was lowered to $0.006 per share and the total number of July 2017 Warrants was increased on a full ratchet basis from 4,769,763 warrants to 79,496,050 warrants, an increase of 74,726,287 warrants (see Note 9). During the year ended December 31, 2018, the Company issued 24,216,732 shares of its common stock upon the cashless exercise of 26,498,683 of these warrants. As of December 31, 2018, there were 52,997,367 warrants outstanding under the July 2017 Warrants.

January 2018 Financing

On January 29, 2018, the Company entered into a Securities Purchase Agreement (the “Fourth Securities Purchase Agreement”) with the Purchasers for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Fourth Securities Purchase Agreement, the Company issued to the Purchasers for an aggregate subscription amount of $333,333: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,333 (the “January 2018 Notes”); and (ii) 5 year warrants (the “January 2018 Warrants”) to purchase an aggregate of 8,333,333 shares of the Company’s common stock par value $0.0001 per share at an exercise price of $0.04 per share (subject to adjustments under certain conditions as defined in the Warrants). The closing under the Fourth Securities Purchase Agreement occurred on January 29, 2018. The aggregate principal amount of the January 2018 Notes is $333,333 and the Company received $295,000 after giving effect to the original issue discount of $33,333 and offering costs of $5,000. These January 2018 Notes bear interest at a rate equal to 5% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the January 2018 Notes)), have a maturity date of September 29, 2018 and are convertible (principal, and interest) at any time after the issuance date into shares of the Company’s common stock at a conversion price equal to $0.03 per share (subject to adjustment as provided in the January 2018 Notes), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the January 2018 Notes shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”) and the exercise price of the January 2018 Warrants shall be 60% of the Default Conversion Price. The January 2018 Notes provide for three amortization payments on the six-month, seven-month and eight-month anniversary of the original issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash, then the payment is an amount equal to 110% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 115% of the applicable amortization payment. The January 2018 Notes may be prepaid at any time until the 180th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the five months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the January 2018 Notes and accrued and unpaid interest during the six month following the Original Issue Date. In order to prepay the January 2018 Notes, the Company shall provide 20 Trading Days prior written notice to the Purchaser, during which time the Purchaser may convert the January 2018 Notes in whole or in part at the Conversion Price. Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, a January 2018 Note with $111,111 and $98,031 outstanding principal and interest, respectively (see-Puritan Settlement Agreement below). As of December 31, 2018, the January 2018 Notes had outstanding principal and accrued interest of $222,222 and $35,969, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

The January 2018 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these January 2018 Notes, the Company defaulted on these Notes. Accordingly, pursuant to the default provisions, the conversion price of the notes were lowered to 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”) and the exercise price of the January 2018 Warrants shall be 60% of the Default Conversion Price and the total number of January 2018 Warrants were increased on a full ratchet basis from 8,333,334 warrants to 42,499,184, an aggregate increase of 34,165,850 warrants (see Note 9). Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, warrants to purchase 7,558,580 (post anti-dilution) of the Company’s common stock (see-Puritan Settlement Agreement below). As of December 31, 2018, there were 34,940,604 warrants outstanding under the January 2018 Warrants.

March 2018 Financing

On March 13, 2018, the Company entered into a Securities Purchase Agreement (the “Fifth Securities Purchase Agreement”) securities with the Purchasers for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Fifth Purchase Agreement, the Company issued for an aggregate subscription amount of $333,333: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,333 (the “March 2018 Notes”) and (ii) warrants (the “March 2018 Warrants”) to purchase an aggregate of 12,500,000 shares of the Company’s common stock at an exercise price of $0.04 per share. The aggregate principal amount of the March 2018 Notes is $333,333 and as of the date the Company received $61,000 after giving effect to the original issue discount of $33,333 and offering costs of $10,000 which are treated as a debt discount, the payment of legal and accounting fees of $29,000 not related to March 2018 Notes and the funding of an escrow account held by an escrow agent of $200,000. The March 2018 Notes bear interest at a rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the March 2018 Notes)), have a maturity date of November 13, 2018 and the principal and interest are convertible at any time at a conversion price equal to $0.02 per share (subject to adjustment as provided in the March 2018 Notes); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the March 2018 Notes shall be convertible at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”) and the exercise price of the March 2018 Warrants shall be 60% of the Default Conversion Price. The March 2018 Notes provide for amortization payments on each of the six-month anniversary of the issue date, seven-month anniversary of the issue date and on the maturity date with each amortization payment being one third of the total outstanding principal and all interest accrued as of the payment date. If the six-month amortization payment is made in cash then the Company shall pay the holder 110% of the applicable amortization payment and if the seven-month or the maturity date amortization payments are made in cash then the Company shall pay the holder 115% of the applicable amortization payment. The holder may elect at its option to receive the amortization payments in common stock subject to certain equity conditions. The March 2018 Notes may be prepaid at any time until the 180th day following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest through the five month anniversary of the issue date, and (ii) 120% of outstanding principal balance of the Notes and accrued and unpaid interest from the fifth month anniversary of the issue date through the six month anniversary of the issue date. In order to prepay the March 2018 Notes, the Company shall provide 20 trading days prior written notice to the holders, during which time a holder may convert its March 2018 Notes in whole or in part at the conversion price. Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, a convertible note with $111,111 and $97,383 outstanding principal and accrued interest, respectively (see-Puritan Settlement Agreement below). As of December 31, 2018, the March 2018 Notes had outstanding principal and accrued interest of $222,222 and $25,654, respectively.

The March 2018 Notes and related March 2018 Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these March 2018 Notes, the Company defaulted on these Notes. Accordingly, pursuant to the default provisions, the conversion price of the March 2018 Notes was lowered to the Default Conversion Price and the exercise price of the March 2018 Warrants shall be 60% of the Default Conversion Price and the total number of March 2018 Warrants was increased on a full ratchet basis from 12,500,000 warrants to 63,748,775, an aggregate increase of 51,248,775 warrants (see Note 9). Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, warrants to purchase 11,337,869 (post anti-dilution) of the Company’s common stock (see-Puritan Settlement Agreement below). As of December 31, 2018, there were 52,410,906 warrants outstanding under the March 2018 Warrants.

July 2018 Financing

On July 25, 2018, the Company entered into a securities purchase agreement (the “Sixth Securities Purchase Agreement”) with an institutional investor for the sale of a convertible note in the aggregate principal amount of $150,000 (the “July 2018 Note”). The July 2018 Note bears interest at 8% per year and matures on July 24, 2019. The July 2018 Note is convertible into common stock at a 25% discount to the average of the closing prices of the common stock for the prior five trading days including the date upon which a notice of conversion is received by the Company or its transfer agent. The holder will not have the right to convert any portion of its note if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to its conversion. The July 2018 Note may be prepaid at the Company’s option at a 105% premium between 30 days and 180 days after issuance, and at a 110% premium between 180 days after issuance and the maturity date. Upon certain events defined in the note as “sale events”, the holder may demand repayment of the note for 125% of the principal plus accrued but unpaid interest. The note also includes certain penalties upon the occurrence of an event of default, including an increase in the principal and reduction in the conversion rate, as further described in the July 2018 Note. The Company agreed to use its best efforts to file a proxy statement and take all necessary corporate actions in order to obtain shareholder approval to increase its authorized shares of common stock or effect a reverse split to allow for reserving sufficient shares of common stock to allow for full conversion of the July 2018 Note. As of December 31, 2018, the July 2018 Note had outstanding principal and accrued interest of $150,000 and $5,260, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

September 2018 Financing

On September 24, 2018, the Company entered into a securities purchase agreement (the “Seventh Purchase Agreement” and together with the Amended and Restated Purchase Agreements and the Second, Third, Fourth, Fifth and Sixth Purchase Agreement, the “Securities Purchase Agreements”) with four accredited investors (the “Seventh Round Purchasers” and together with the Purchasers, the “Note Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Seventh Purchase Agreement, the Company issued to the Seventh Round Purchasers for an aggregate subscription amount of $1,361,111: (i) 10% Original Issue Discount 5% Senior Convertible Notes in the aggregate principal amount of $1,361,111 (the “September 2018 Notes”) and (ii) 5 year warrants (the “September 2018 Warrants”) to purchase an aggregate of 51,041,667 shares of the Company’s common stock at an exercise price of $0.04 per share (subject to adjustments under certain conditions as defined in the September 2018 Warrants). The Company received $1,181,643 in aggregate net proceeds from the sale, net of $136,111 original issue discount and $43,357 in legal fees. The September 2018 Notes bear interest at a rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the September 2018 Notes)), shall mature on May 24, 2019 and the principal and interest are convertible at any time at a conversion price equal to $0.02 per share (subject to adjustment as provided in the September 2018 Notes); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the Notes shall be convertible at 60% of the lowest closing price during the prior twenty trading days. The September 2018 Notes provide for amortization payments on each of the six-month anniversary of the issue date, seven-month anniversary of the issue date and on the maturity date with each amortization payment being one third of the total outstanding principal and all interest accrued as of the payment date. If the six-month amortization payment is made in cash then the Company shall pay the holder 110% of the applicable amortization payment and if the seven-month or the maturity date amortization payments are made in cash then the Company shall pay the holder 115% of the applicable amortization payment. The holder may elect at its option to receive the amortization payments in common stock subject to certain equity conditions. The Notes may be prepaid at any time until the 180th day following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the note and accrued and unpaid interest through the five month anniversary of the issue date, and (ii) 120% of outstanding principal balance of the notes and accrued and unpaid interest during month six following the original issuance date of the notes. In order to prepay the notes, the Company shall provide 20 trading days prior written notice to the holders, during which time a holder may convert its note in whole or in part at the conversion price. As of December 31, 2018, the September 2018 Notes had outstanding principal and accrued interest of $1,361,111 and $18,272, respectively.

The initial exercise price of the September 2018 Warrants is $0.04 per share, subject to adjustment as described below, and the September 2018 Warrants are exercisable for five years after the issuance date. The September 2018 Warrants are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrant. As of December 31, 2018, there were 51,041,667 warrants outstanding under the September 2018 Warrants.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

November 2018 Financing

On November 13, 2018, the Company entered into a securities purchase agreement (the “Eighth Purchase Agreement”) with an institutional accredited investor (the “Eighth Round Purchaser”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Eighth Purchase Agreement, the Company issued to the Eighth Round Purchasers for an aggregate subscription amount of $127,778: (i) 10% Original Issue Discount 5% Senior Convertible Note in the aggregate principal amount of $127,778 (the “November 2018 Note”) and (ii) 5 year warrants (the “November 2018 Warrant”) to purchase an aggregate of 4,743,750 shares of the Company’s common stock at an exercise price of $0.04 per share (subject to adjustments under certain conditions as defined in the November 2018 Warrant). The Company received $112,500 in aggregate net proceeds from the sale, net of $12,778 Original Issue Discount and $2,500 of legal fee. The November 2018 Note bears interest at a rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the November 2018 Note)), has a maturity date of July 13, 2019 and the principal and interest are convertible at any time at a conversion price equal to $0.02 per share (subject to adjustment as provided in the November 2018 Note); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the Note shall be convertible at 60% of the lowest closing price during the prior twenty trading days. The November 2018 Note provides for amortization payments on each of the six-month anniversary of the issue date, seven-month anniversary of the issue date and on the maturity date with each amortization payment being one third of the total outstanding principal and all interest accrued as of the payment date. If the six-month amortization payment is made in cash then the Company shall pay the holder 110% of the applicable amortization payment and if the seven-month or the maturity date amortization payments are made in cash then the Company shall pay the holder 115% of the applicable amortization payment. The holder may elect at its option to receive the amortization payments in common stock subject to certain equity conditions. The Note may be prepaid at any time until the 180th day following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest through the five month anniversary of the issue date, and (ii) 120% of outstanding principal balance of the Note and accrued and unpaid interest during month six following the original issuance date of the notes. In order to prepay the notes, the Company shall provide 20 trading days prior written notice to the holders, during which time a holder may convert its note in whole or in part at the conversion price. As of December 31, 2018, the November 2018 Note had outstanding principal and accrued interest of $127,778 and $840, respectively.

The initial exercise price of the November 2018 Warrant is $0.04 per share, subject to adjustment as described below, and the November 2018 Warrant is exercisable for five years after the issuance date. The November 2018 Warrant is exercisable for cash at any time and is exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrant. As of December 31, 2018, there were 4,791,667 warrants outstanding under the November 2018 Warrant.

The June 2017, July 2017, January 2018, March 2018, July 2018, September 2018 and November 2018 Notes (collectively, the “Notes”) contain certain covenants, such as restrictions on the incurrence of indebtedness, creation of liens, payment of restricted payments, redemptions, payment of cash dividends and the transfer of assets. The Notes also contains certain adjustment provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. The conversion price is also subject to adjustment if the Company issues or sells shares of its common stock for a consideration per share less than the conversion price then in effect, or issue options, warrants or other securities convertible or exchange for shares of its common stock at a conversion or exercise price less than the conversion price of these Notes then in effect. If either of these events should occur, the conversion price is reduced to the lowest price at which these securities were issued or are exercisable. The Company granted the Note Purchasers certain rights of first refusal on future offerings by the Company for as long as the Note Purchasers hold the Notes. In addition, subject to limited exceptions, the Note Purchasers will not have the right to convert any portion of the Notes if the Note Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion. The Note Purchaser may increase or decrease this ownership limitation to any percentage not exceeding 9.99% upon 61 days prior written notice to the Company.

The November 2016, June 2017, July 2017, January 2018, March 2018, September 2018 and November 2018 Warrants (collectively, the “Warrants”) are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the Warrants. The exercise price of the Warrants are subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the Warrants are also subject to full ratchet price adjustment if the Company sells or grants any option to purchase, sells or re-prices any common stock or common stock equivalents, as defined, at an exercise price lower than the then-current exercise price of the Warrants with the exception for certain exempted issuances and subject to certain limitations on the reduction of the exercise price as provided in the Warrants. In the event of a fundamental transaction, as described in these warrants and generally including any reorganization, recapitalization or reclassification of the common stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the outstanding common stock, the holders of the Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Warrants immediately prior to such fundamental transaction; provided that upon the occurrence of certain fundamental transactions, the holder can require the Company to purchase the Warrants for cash at a price equal to the higher of the Black Scholes Value of the unexercised portion of the Warrants or difference between the cash per share paid in the fundamental transaction and the exercise price per share. The holders of the Warrants will not have the right to exercise any portion of the Warrants if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants.

To secure the Company’s obligations under each of the June 2017, July 2017, January 2018, March 2018, September 2018 and November 2018 Notes, the Company entered into Security Agreements, Pledge Agreements and Subsidiary Guaranty’s with Calvary Fund I LP, as agent, pursuant to which the Company granted a lien on all assets of the Company (the “Collateral”) excluding permitted indebtedness which included a first lien held by Regions Bank in connection with the $100,000 revolving promissory note entered into with Regions Bank in October 2014, for the benefit of the Note Purchasers. Upon an Event of Default (as defined in the related Notes), the Note Purchasers may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

During the year ended December 31, 2018, the Company converted an aggregate of $387,292 and $40,320 outstanding principal and interest of the Notes, respectively, and $55,890 of default interest, into 58,631,521 shares of its common stock. During the year ended December 31, 2018, the Company issued 32,715,368 shares of its common stock upon the cashless exercise of 35,573,203 of the Warrants related to these Notes (see Note 9-Warrants).

Puritan Settlement Agreement

On September 24, 2018, the Company and Puritan Partners LLC (“Puritan”) entered into a securities purchase agreement (the “Puritan Purchase Agreement”), pursuant to which the Company purchased (using proceeds from the September 2018 Notes) back from Puritan, June 2017, July 2017, January 2018, March 2018 and July 2018 Notes having an aggregate outstanding principal and accrued but unpaid interest amount of $654,191 and June 2017, January 2018 and March 2018 Puritan Warrants to purchase up to 24,946,128 shares of common stock as well as the securities and certain rights associated thereunder for an aggregate purchase price of $900,000, which was paid on September 26, 2018. In connection with the purchase and extinguishment of the above mentioned notes and warrants, the Company paid $245,809 for additional penalties and interest which is reflected in loss on debt extinguishment. Additionally, the Company revalued the derivative liabilities associated with these notes and warrants and recorded a gain on debt extinguishment of $1,323,111.

Derivative Liabilities Pursuant to Notes and Warrants

In connection with the issuance of the Notes and Warrants, the Company determined that the terms of the Notes and Warrants contain terms that included a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Accordingly, under the provisions of ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the convertible instruments and the Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives and Warrants were determined using the Binomial valuation model. At the end of each period, on the date that debt was converted into common shares, and on the date of a cashless exercise of warrants, the Company revalued the embedded conversion option and warrants derivative liabilities.

In connection with the issuance of the January 2018, March 2018, July 2018, September 2018, November 2018 Notes and related Warrants, during the year ended December 31, 2018, on the initial measurement date, the fair values of the embedded conversion option derivative and warrant derivative of $3,850,760 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the January 2018, March 2018, July 2018, September 2018 and November 2018 Notes of $2,039,143, with the remainder of $1,811,617 charged to current period operations as initial derivative expense.

At the end of the period, the Company revalued the embedded conversion option and warrant derivative liabilities. In connection with these revaluations and the initial derivative expense, the Company recorded derivative income (expense) of $8,229,168 and $(12,238,036) for the years ended December 31, 2018 and 2017, respectively.

During the years ended December 31, 2018 and 2017, the fair value of the derivative liabilities was estimated using the Binomial valuation model with the following assumptions:

	2018	2017
Dividend rate	—%	—%
Term (in years)	0.01 to 5.00 years	0.01 to 5.00 years
Volatility	188.9 to 197.1%	127.8 to 189.8%
Risk—free interest rate	2.07 to 2.96%	1.03 to 2.20%

At December 31, 2018 and December 31, 2017, the convertible debt consisted of the following:

	December 31,
	2018	2017
Principal amount	$2,436,394	$840,757
Less: unamortized debt discount	(1,002,142)	(154,374)
Convertible note payable, net	$1,434,252	$686,383

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

For the years ended December 31, 2018 and 2017, amortization of debt discounts related to this Convertible Note and the Notes amounted to $1,465,057 and $708,167, respectively, which has been included in interest expense on the accompanying consolidated statements of operations.

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

NOTE 7 – NOTES PAYABLE

From June 2017 to September 2017, the Company entered into loan agreements with several third parties (the “Loans”). Pursuant to the loan agreements, the Company borrowed an aggregate principal amount of $538,875. The Loans bear interest at an annual rate of 33.3%, are unsecured and are in default. As of December 31, 2018 and 2017, loan principal due to these third parties amounted to $538,875 for both periods. At December 31, 2018 and 2017, interest payable related to these Loans amounted to $250,777 and $71,332, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Due to related parties

From time to time, the Company receives advances from and repays such advances to the Company’s former chief executive officer for working capital purposes and to repay indebtedness. For the years ended December 31, 2018 and 2017, due to related party activity consisted of the following:

Total
Balance due to related parties at December 31, 2016	$(5,000)
Working capital advances received	(168,046)
Repayments made	13,694
Payments made on line of credit on the Company’s behalf	(102,232)
Balance due to related parties at December 31, 2017	$(261,584)
Working capital advances received	(264,185)
Repayments made	210,303
Balance due to related parties at December 31, 2018	$(315,466)

Other

During the year ended December 31, 2017, the Company owed amounts to a company owned by the Vitel Officers for consulting services performed prior to March 10, 2017, the acquisition date of Vitel. In connection with the balances owed, during the period from March 10, 2017 (the acquisition date) to December 31, 2017, the Company paid interest expense of $6,078 to this company which was reclassified to loss from discontinued operations on the accompanying consolidated statements of operations and repaid all amounts due of $10,563. At December 31, 2017, the Company did not owe any balances to this company. Additionally, during the year ended December 31 2017, the Company paid $23,000 and $8,599 to this company owned by the Vitel Officers for consulting fees and for administrative fees, respectively, which were reclassified to loss from discontinued operations on the accompanying consolidated statements of operations.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

On February 20, 2019, the board of directors of the Company approved resolutions, and on February 21, 2019, certain stockholders representing a majority of our outstanding voting capital on such date approved by written consent the taking of all steps necessary to increase its authorized common stock from 500,000,000 shares to 1,500,000,000 shares (see Note 13). The Company’s 1,520,000,000 authorized shares consist of 1,500,000,000 shares of common stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

The holders of Series A Preferred Stock shall have no special voting rights and their consent is not required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for the taking of any corporate action. As of December 31, 2018 and 2017, there were 1,000,000 shares of the Company’s Series A Preferred Stock outstanding. Of these shares, 500,000 are held by our former Chief Executive Officer and 500,000 shares are held by a former member of our Board of Directors.

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

●	Commencing at any time after the date of issuance of any shares of the Series B Preferred Stock (the “Issuance Date”) and upon the earliest of the occurrence of (i) a holder of the Series B Preferred Stock owning, directly or indirectly as a beneficiary or otherwise, shares of Common Stock which are less than 5.0% of the total outstanding shares of Common Stock, (ii) the date a holder of the Series B Preferred Stock is no longer an employee of the Company or any of its subsidiaries or (iii) five years after the Issuance Date, the Company shall have the right to redeem all of the then outstanding Series B Preferred Stock held by such holder at a price equal to the Stated Value (the “Redemption Price”). The Series B Preferred Stock which is redeemed as provided for in the Certificate of Designations shall be returned to the Company (and, if not so returned, shall automatically be deemed canceled). The Redemption Price shall be mailed to such holder at the holder’s address of record, and the Series B Preferred Stock owned by such holder shall be canceled (see Note 13).

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

In March 2017, the Company issued 2,892,000 shares of Series B Preferred to Jonathan F. Head, Ph. D, the Company’s Chief Executive Officer and a member of the Board of Directors of the Company as provided for in the Contribution Agreement. The Series B Preferred issued to Dr. Head and were determined to have nominal value of $289, or $0.0001 per shares, and was recorded as compensation expense. In addition, in March 2017 the Company issued 5,000,000 shares of Series B Preferred to Banco Actinver for the benefit of the Vitel Stockholders as partial consideration in the exchange for 100% of the issued and outstanding capital stock of Vitel (see Note 3). The 5,000,000 shares of Series B Preferred gave the holders voting rights and were determined to have nominal value of $500, or $0.0001 per shares. As of December 31, 2018 and 2017, there were 7,892,000 shares of Series B Preferred issued and outstanding.

On February 20, 2019, pursuant to the Certificate of Designation, the Company exercised its right to redeem 5,000,000 shares of the Series B Preferred outstanding held by to Banco Actinver, S.A., in its capacity as Trustee of the Trust Agreement for the benefit of Mr. Cosme and Mr. Alaman equal to the stated value. The total redemption price equaled $500 or $0.0001 per share of Series B Preferred (see Note 13).

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

Common Stock

Common stock issuable for cash

During the year ended December 31, 2017, the Company had:

●	16,491,265 shares of its common stock issuable to investors for cash proceeds of $164,713 and a subscription receivable of $200 or $0.01 per share, pursuant to a unit subscription agreement.

●	30,000 shares of its common stock issuable to an investor in connection with a unit subscription agreement in 2016.

During the year ended December 31, 2018, the Company had:

●	600,000 shares of its common stock issuable to an investor for cash proceeds of $6,000, or $0.01 per share, pursuant to a unit subscription agreement.

Shares issued for cash

During the year ended December 31, 2017, the Company issued:

●	8,253,136 shares of its common stock and 4,126,579 five-year warrants to purchase common shares for an exercise price of $0.30 per common share to investors for cash proceeds of $618,983 or $0.075 per share, pursuant to unit subscription agreements.

●	1,000,000 shares of its common stock and 500,000 five-year warrants to purchase common shares for an exercise price of $0.30 per common share to investors for cash proceeds of $50,000 or $0.05 per share, pursuant to a unit subscription agreement.

●	2,000,000 shares of its common stock to Lincoln Park for net cash proceeds of $407,787, pursuant to a Purchase Agreement.

During the year ended December 31, 2018, the Company did not issue any shares for cash.

Shares issued for services

During the year ended December 31, 2017, the Company issued:

●	150,000 shares of its common stock to an employee as a bonus for services to the Company. The shares were valued at the most recent cash price paid of $0.075 per share at the time. In connection with these shares, the Company recorded stock-based compensation of $11,250.

●	20,000 shares of its common stock to a consultant for business development services performed, pursuant to an agreement. The shares were valued at the most recent cash price paid of $0.075 per share at the time. In connection with these shares, the Company recorded stock-based compensation of $1,500.

●	300,000 shares of its common stock to a consultant for business development services performed, pursuant to an agreement. The shares were valued at the quoted trading price on the date of grant of $0.077 per share at the time. In connection with these shares, the Company recorded stock-based consulting fees of $23,100.

During the year ended December 31, 2018, the Company issued:

●	2,500,000 shares of its common stock with a grant date value of $52,500 or $0.021 per share as reported on the OTC Pink on the grant date, in exchange for legal services, pursuant to an agreement.

Shares issued for acquisition

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

Shares issued for debt conversion

During the year ended December 31, 2017, the Company converted an aggregate of $410,514 and $15,358 of outstanding principal and interest of convertible debt, respectively, into 10,608,890 shares of its common stock (see Note 6).

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

During the year ended December 31, 2018, the Company converted an aggregate of $387,292 and $40,320 outstanding principal and interest of convertible debt, respectively and $55,890 of default interest related to the convertible debt, into 58,631,521 shares of its common stock (see Note 6).

Shares issued for cashless exercise of warrants

During the year ended December 31, 2017, the Company issued 9,547,087 shares of its common stock upon the cashless exercise of 9,074,077 of its warrants (see Note 6).

During the year ended December 31, 2018, the Company issued 32,715,368 shares of its common stock upon the cashless exercise of 35,573,203 of its warrants (see Note 6).

Warrants

The November 2016 Warrants include a down-round provision under which the exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these November 2016 Warrants, the Company sold stock at a share price of $0.075 per share, $0.05 per share and $0.01 per share. Accordingly, pursuant to these ratchet provisions, the exercise price of the November 2016 Warrants was lowered to $0.006. Additionally, the total number of November 2016 Warrants were increased on a full ratchet basis from 2,333,334 warrants to 13,611,114 warrants. In September 2017, the Company issued 9,547,087 shares of its common stock upon the cashless exercise of 9,074,076 of these warrants. The remaining 4,537,038 warrants were then ratcheted to 22,685,192 warrants, based on the new ratcheted down $0.006 per share exercise price. As of December 31, 2018, there were 22,685,192 warrants outstanding under the November 2016 Warrants.

During the year ended December 31, 2016, in connection the sale of common stock, the Company issued an aggregate of 971,538 five-year warrants to purchase common shares for an exercise price of $0.30 per common share to investors pursuant to unit subscription agreements.

On June 2, 2017, in connection with the Second Securities Purchase Agreement, the Company issued the June 2017 Warrants to purchase an aggregate of 1,555,633 shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $0.175 (subject to adjustments under certain conditions as defined in the June 2017 Warrants). The June 2017 Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of the June 2017 Notes, the Company sold stock at a share price of $0.05 per share and $0.01 per share. Accordingly, pursuant to these ratchet provisions, the exercise price of the June 2017 Warrants were lowered to $0.006 per share and the total number of June 2017 Warrants were increased on a full ratchet basis from 1,555,632 warrants to 45,372,600 warrants, an increase of 43,816,968 warrants. During the year ended December 31, 2018, the Company initially issued 6,893,145 shares of its common stock upon the cashless exercise of 9,074,520 of these warrants. The Company issued an additional 1,605,492 shares of common stock pursuant to the ratchet adjustment of the converted 9,074,520 warrants bringing the total shares issued to 8,498,637. In addition, pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, June 2017 Warrants to purchase 6,049,680 (post anti-dilution) of the Company’s Common Stock (see Note 6-Puritan Settlement Agreement). As of December 31, 2018, there were 30,248,400 warrants outstanding under the June 2017 Warrants.

On July 26, 2017, in connection with the Third Securities Purchase Agreement, the Company issued the July 2017 Warrants to purchase an aggregate of 4,769,763 shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $0.10 (subject to adjustments under certain conditions as defined in the July 2017 Warrants). The July 2017 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of these July 2017 Notes, the Company sold stock at a share price of $0.05 per share and $0.01 per share. Accordingly, pursuant to these ratchet provisions, the exercise price of the July 2017 Warrants were lowered to $0.006 per share and the total number of July 2017 Warrants were increased on a full ratchet basis from 4,769,763 warrants to 79,496,050 warrants, an increase of 74,726,287 warrants. During the year ended December 31, 2018, the Company issued 24,216,732 shares of its common stock upon the cashless exercise of 26,498,683 of these warrants. As of December 31, 2018, there were 52,997,367 warrants outstanding under the July 2017 Warrants.

During the year ended December 31, 2017, in connection the sale of common stock, the Company issued an aggregate of 4,126,579 five-year warrants to purchase common shares for an exercise price of $0.30 per common share to investors pursuant to unit subscription agreements (see” Shares issued for cash” above).

On January 29, 2018, in connection with the Fourth Securities Purchase Agreement, the Company issued the January 2018 Warrants to purchase an aggregate of 8,333,334 shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $0.04 (subject to adjustments under certain conditions as defined in the January 2018 Warrants). The January 2018 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of the Fourth Securities Purchase Agreement, the Company defaulted on the Notes. Accordingly, pursuant to the default provisions, the exercise price of the January 2018 Warrants became 60% of the Default Conversion Price and the total number of January 2018 Warrants were increased on a full ratchet basis from 8,333,334 warrants to 42,499,184, an aggregate increase of 34,165,850 warrants. Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, warrants to purchase 7,558,580 (post anti-dilution) of the Company’s common stock (see Note 6 -Puritan Settlement Agreement). As of December 31, 2018, there were 34,940,604 warrants outstanding under the January 2018 Warrants.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

On March 13, 2018, in connection with the Fifth Securities Purchase Agreement, the Company issued the March 2018 Warrants to purchase an aggregate of 12,500,000 shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $0.04 (subject to adjustments under certain conditions as defined in the March 2018 Warrants). The March Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. Subsequent to the date of the Fifth Securities Purchase Agreement, the Company defaulted on the Notes. Accordingly, pursuant to the default provisions, the exercise price of the March 2018 Warrants became 60% of the Default Conversion Price and the total number of March 2018 Warrants were increased on a full ratchet basis from 12,500,000 warrants to 63,748,775, an aggregate increase of 51,248,775 warrants. Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, March 2018 Warrants to purchase 11,337,869 (post anti-dilution) of the Company’s common stock (see Note 7-Puritan Settlement Agreement). As of December 31, 2018, there were 52,410,906 warrants outstanding under the March 2018 Warrants.

On September 24, 2018, in connection with the Seventh Securities Purchase Agreement, the Company issued the September 2018 Warrants to purchase an aggregate of 51,041,667 shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $0.04 (subject to adjustments under certain conditions as defined in the September 2018 Warrants). The September 2018 Notes and related Warrants include a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. As of December 31, 2018, there were 51,041,667 warrants outstanding under the September 2018 Warrants.

On November 13, 2018, in connection with the Eighth Securities Purchase Agreement, the Company issued the November 2018 Warrants to purchase an aggregate of 4,791,667 shares of the Company’s common stock, par value $0.0001 per share at an exercise price of $0.04 (subject to adjustments under certain conditions as defined in the November 2018 Warrants). The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrant. As of December 31, 2018, there were 4,791,667 warrants outstanding under the November 2018 Warrants.

During the year ended December 31, 2018, the Company issued 32,715,369 shares of its common stock upon the cashless exercise of 35,573,203 of these warrants (see Note 9).

Warrant activities for the years ended December 31, 2018 and 2017 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2016	3,304,872	$0.270	4.82	$—
Issued on a full ratcheted basis	147,969,189	$0.006	—	$—
Issued in connection with financings	10,951,974	$0.170	—	$—
Exercised	(9,074,077)	$0.03	—	$—
Balance Outstanding December 31, 2017	153,151,959	$0.020	4.41	$5,754,600
Issued in connection with financings	76,666,668	$0.04	4.07	$—
Adjustment in connection with default provision	85,414,624	$0.005	2.09
Reduction in warrants related to settlement of debt	(24,946,129)	$0.013	—	$—
Exercised	(35,573,203)	$0.006	—	$—
Balance Outstanding December 31, 2018	254,713,920	$0.021	3.47	$—
Exercisable, December 31, 2018	254,713,920	$0.021	3.47	$—

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

Stock options

Effective February 18, 2011, our board of directors adopted and approved the 2011 stock option plan. The purpose of the 2011 stock option plan is to enhance the long-term stockholder value of our company by offering opportunities to directors, key employees, officers, independent contractors and consultants of our company to acquire and maintain stock ownership in our company in order to give these persons the opportunity to participate in our company’s growth and success, and to encourage them to remain in the service of our company. A total of 43,094 options to acquire shares of our common stock were authorized under the 2011 stock option plan and during the 12 month period after the first anniversary of the adoption of the 2011 stock option plan, by our board of directors and during each 12 month period thereafter, our board of directors is authorized to increase the amount of options authorized under this plan by up to 10,744 shares. As of December 31, 2017 and 2018, no options were granted under the 2011 stock option plan.

On March 10, 2017, the non-management members of the Board of Directors determined that it was in the best interests of the Company to reward the Company’s chief executive officer and chief financial officer of the Company by amending their employment agreements and awarding them stock options, outside of the plan, in order to provide incentives to retain and motivate them in their roles with the Company. The stock option award included options for each of them to purchase 2,000,000 shares of common stock at an exercise price of $0.25 per share. One-third of the stock options vest on March 10, 2017, March 10, 2018, and March 10, 2019, respectively, and are exercisable at any time after vesting until 10 years after the grant date. The stock options vest so long as the optionee remains an employee of the Company or a subsidiary of the Company on the vesting dates (except as otherwise provided for in the employment agreement between the Company and the optionee). The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 203.4%; risk-free interest rate of 1.93%; and, an estimated holding period of 6 years. In connection with these options, the Company valued these options at a grant fair value of $293,598 and will record stock-based compensation expense over the vesting term.

On April 17, 2017, the Company granted an aggregate of 700,000 stock options, outside of the plan, to purchase shares of the Company’s common stock to two non-employee members of the Board, Daniel S. Hoverman and Charles L. Rice; each were granted 350,000 stock options, exercisable at $0.26 per share. These options vested April 17, 2018 and expire on April 17, 2027. The stock options vest so long as the optionee remains an employee of the Company on the vesting date (except as otherwise provided for in the employment agreement between the Company and the optionee). The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 288%; risk-free interest rate of 1.79%; and, an estimated term based on the simplified method of 6 years. In connection with these options, the Company valued these options at a grant date fair value of $52,430 which was recorded as stock-based compensation expense during the year ended December 31, 2018.

At December 31, 2017, there were 4,700,000 options outstanding and 1,333,334 options vested and exercisable. As of December 31, 2017, there was $79,516 of unvested stock-based compensation expense to be recognized through December 2026. The aggregate intrinsic value at December 31, 2017 was $0, calculated based on the difference between the quoted share price on December 31, 2017 and the exercise price of the underlying options.

On May 8, 2018, the Company granted an aggregate of 17,500,000 stock options, outside of the plan, to purchase 17,500,000 shares of the Company’s common stock at $0.0135 per share as follows: (i) 15,000,000 options were granted to officers and directors of the Company; (ii) 500,000 options were granted to an employee and; (iii) 2,000,000 options were granted to the Company’s scientific advisory board. These options vest May 8, 2019 and expire on May 8, 2028. The fair value of these option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 243%; risk-free interest rate of 2.81%; and, an estimated term based on the simplified method of 5.5 years. In connection with these options, the Company valued these options at a fair value of approximately $233,000 and will record stock-based compensation expense over the vesting term.

At December 31, 2018, there were 22,200,000 options outstanding and 3,366,668 options vested and exercisable. As of December 31, 2018, there was $87,778 of unvested stock-based compensation expense to be recognized through May 2019. The aggregate intrinsic value at December 31, 2018 was approximately $0, calculated based on the difference between the quoted share price on December 31, 2018 and the exercise price of the underlying options.

During the years ended December 31, 2018 and 2017, the Company recorded stock-based compensation expense of $276,918 and $214,082, respectively, related to these options.

Stock option activities for the year ended December 31, 2018 and 2017 are summarized as follows:

	Number of Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2016	—	$—	—	$—
Granted	4,700,000	$0.25	10.00	$—
Balance Outstanding December 31, 2017	4,700,000	$0.25	9.19	$—
Granted	17,500,000	$0.0135	10.00	$—
Balance Outstanding December 31, 2018	22,200,000	$0.06	9.12	$—
Exercisable, December 31, 2018	3,366,668	$0.25	8.21	$—

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

NOTE 10 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2018 and 2017 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

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

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2018 and 2017 were as follows:

	Years Ended December 31,
	2018	2017
Income tax deduction (benefit) at U.S. statutory rate of 21% in 2018 and 34% in 2017	$1,358,348	$(6,974,467)
Income tax deduction (benefit) – state	517,466	(1,641,051)
Non-deductible (income) expenses	(2,523,247)	7,570,278
Effect of change in U.S. effective rate to 21%	—	323,527
Change in valuation allowance	647,433	721,713
Total provision for income tax	$—	$—

The Company’s approximate net deferred tax asset as of December 31, 2018 and 2017 was as follows:

	Years Ended December 31,
	2018	2017
Net operating loss carryforward	$2,133,637	$1,486,204

Total deferred tax asset	2,133,637	1,486,204
Less: valuation allowance	(2,133,637)	(1,486,204)
Net deferred tax asset	$—	$—

The gross operating loss carryforward was approximately $7,357,369 at December 31, 2018. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2018 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the valuation allowance was $647,433 in 2018. The potential tax benefit arising from the net operating loss carryforward of $1,486,204 from the period prior to Act’s effective date will expire in 2038. The potential tax benefit arising from the net operating loss carryforward of $647,433 from the period following to the Act’s effective date can be carried forward indefinitely within the annual usage limitations.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitations as a result of ownership or business changes that occurred in 2018 and may occur in the future. The Company has not conducted a study to determine the limitations on the utilization of these net operating loss carryforwards. If necessary, the deferred tax assets will be reduced by any carryforward that may not be utilized or expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2018 and 2017 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease

Effective September 1, 2015, the Company leases its facilities under a non-cancelable operating lease which expires on August 31, 2020. The Company has the right to renew certain facility leases for an additional five years. Rent expense is $3,200 base rent per month plus $8,815 of operating expense and other fees totaling to $47,215 the year ended December 31, 2018. Rent expense was $3,067 base rent per month plus $811,042 of operating expense and other fees totaling to $47,846 the year ended December 31, 2017.

Future minimum lease payments under non-cancelable operating leases at December 31, 2018 are as follows:

Years ending December 31,	Amount
2019	$38,400
2020	25,600
Total minimum non-cancelable operating lease payments	$64,000

NOTE 12 – EMPLOYMENT AGREEMENTS

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

Effective December 26, 2018, the Company replaced Dr. Jonathan Head and appointed Dr. Brian Barnett as the new Chief Executive Officer. Dr. Head will continue to serve the Company as the Chairman of the Board of Directors and now as its Chief Scientific Officer effective December 26, 2018 (see Note 1). Dr. Head is still negotiating the terms of his new employment agreement for his new position as the Chief Scientific Officer, with the Company, as of the date of this report.

On December 26, 2018, Dr. Barnett entered into an employment agreement with us (“Barnett Employment Agreement”) to serve as the Company’s Chief Executive Officer effective, the term of which runs for three years (from December 26, 2018 through December 26, 2021) and renews automatically for one year periods unless a written notice of termination is provided not less than 180 days prior to the automatic renewal date. The Barnett Employment Agreement provides that Dr. Barnett’s salary for calendar year 2019 shall be $250,000 and for each calendar year thereafter during the term of the Barnett Employment Agreement shall be an amount determined by the Board of Directors, which in no event shall be less than the annual salary that was payable by the Company to Dr. Barnett for the immediately preceding calendar year.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

Dr. Barnett is also eligible to receive a performance based bonus of up to $150,000 upon completion of specific metrics established by the Company’s Board of Directors and is entitled to participate in all medical and other benefits that the Company has established for its employees. Pursuant to the employment agreement, the Company will also grant options to purchase a number of shares of the Company’s common stock equal to $100,000 divided by the volume weighted average price of the Company’s common stock for the ten (10) business days prior to the effective date of the employment agreement. The option grant is subject to continued employment, and will vest ratably over the first three anniversary dates of the grant date. As of December 31, 2018, the options have not been granted by the Board of Directors.

Additionally, upon the closing of a transaction during calendar year 2019 which results in the sale of common stock of the Company on terms acceptable to the Board that provides net proceeds to the Company of no less than $4,000,000 (a “Qualifying Transaction”), Dr. Barnett shall be granted options to purchase a number of shares of the Company’s common stock equal to $50,000 divided by the transaction price of the Company’s common stock in the Qualifying Transaction. The option grant is subject to continued employment, and will vest ratably over the first three anniversary dates of the date of the closing of the Qualifying Transaction.

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

NOTE 13 - SUBSEQUENT EVENTS

Authorized shares:

On February 20, 2019, the board of directors of the Company approved resolutions, and on February 21, 2019, certain stockholders representing a majority of our outstanding voting capital on such date approved by written consent the taking of all steps necessary to increase its authorized common stock from 500,000,000 shares to 1,500,000,000 shares (see Note 9). The Company’s 1,520,000,000 authorized shares consisted of 1,500,000,000 shares of common stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share. This increase in authorized shares is reflected retrospectively for all periods in the accompanying consolidated balance sheet.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018 and 2017

Financing:

On January 18, 2019, the Company entered into a securities purchase agreement (the “Ninth Securities Purchase Agreement”) with an institutional investor for the sale of a convertible note in the aggregate principal amount of $146,875 (the “January 2019 Note I”). The January 2019 Note I contains an original issue discount (“OID”) of $12,500 such that the purchase price of the January 2019 Note I was $134,375. The closing occurred on January 22, 2019, and the Company received a net amount of $125,000 after the payment of legal fees. The January 2019 Note I has an interest rate of 5% per annum and matures on January 18, 2020. During the first six months the, January 2019 Note I may be converted, all or a portion, of the outstanding principal into shares of the Company’s common stock at a fixed conversion price of $0.02 per share. Starting on the six-month anniversary, the conversion price shall be equal to 60% of the lowest trading price of the common stock during the 20 prior trading days (including the day upon which a notice of conversion is received). The January 2019 Note I may not be converted to the extent that such conversion would result in beneficial ownership by the investor and its affiliates to exceed more than 9.9% of the Company’s issued and outstanding common stock. If the Company prepays the January 2019 Note I within 150 days of its issuance, the Company must pay the principal at a cash redemption premium of 115%, in addition to accrued interest; if such prepayment is made from the151st day to the 180th day after issuance, then such redemption premium is 120%, in addition to accrued interest. After the 180th day following the issuance of the January 2019 Note I, there shall be no further right of prepayment.

On January 18, 2019, the Company entered into a securities purchase agreement (the “Tenth Securities Purchase Agreement”) with an institutional investor for the sale of a convertible note in the aggregate principal amount of $88,125 (the “January 2019 Note II”). The January 2019 Note II contains an original issue discount (“OID”) of $7,500 such that the purchase price of the January 2019 Note II was $80,625. The closing occurred on January 29, 2019, and the Company received a net amount of $75,000 after the payment of legal fees. The January 2019 Note II has an interest rate of 5% per annum and matures on January 18, 2020. During the first six months the January 2019 Note II is in effect, the investor may convert all or a portion of the outstanding principal of the January 2019 Note II into shares of the Company’s common stock at a fixed conversion price of $0.02 per share. Starting on the six-month anniversary, the conversion price shall be equal to 60% of the lowest trading price of the common stock during the 20 prior trading days (including the day upon which a notice of conversion is received). The investor may not convert the January 2019 Note II to the extent that such conversion would result in beneficial ownership by the investor and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. If the Company prepays the January 2019 Note II within 150 days of its issuance, the Company must pay the principal at a cash redemption premium of 115%, in addition to accrued interest; if such prepayment is made from the151st day to the 180th day after issuance, then such redemption premium is 120%, in addition to accrued interest. After the 180th day following the issuance of the January 2019 Note II, there shall be no further right of prepayment.

On March 25, 2019, the Company entered into a securities purchase agreement (the “Eleventh Purchase Agreement” and for the sale of the Company’s convertible notes and warrants. Pursuant to the Eleventh Purchase Agreement, the Company issued to the Eleventh Round Purchaser for an aggregate subscription amount of $50,000: (i) 10% Original Issue Discount and 5% Senior Convertible Notes in the aggregate principal amount of $55,556 (the “March 2019 Note”) and (ii) 5 year warrants (the “March 2019 Warrant”) to purchase an aggregate of 2,083,333 shares of the Company’s common stock at an exercise price of $0.04 per share (subject to adjustments under certain conditions as defined in the March 2019 Warrant). The Company received $50,000 in aggregate net proceeds from the sale, net of $5,556 original issue discount. The March 2019 Note bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the March 2019 Note)), shall mature on November 25, 2019 and the principal and interest are convertible at any time at a conversion price equal to $0.02 per share (subject to adjustment as provided in the March 2019 Note); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the Notes shall be convertible at 60% of the lowest closing price during the prior twenty trading days. The investor may not convert the March 2019 Note to the extent that such conversion would result in beneficial ownership by the investor and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The March 2019 Note may be prepaid at anytime until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the March 2019 Note and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the March 2019 Note and accrued and unpaid interest during month six following the original issue date. In order to prepay the March 2019 Note, the Company shall provide twenty trading days prior written notice to the lender, during which time the investor may convert the March 2019 Note in whole or in part at the conversion price.

The initial exercise price of the March 2019 Warrant is $0.04 per share, subject to adjustment as described below, and the March 2019 Warrant are exercisable for five years after the issuance date. The March 2019 Warrant are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrant.

Conversion of Convertible Debt:

Subsequent to the year ended December 31, 2018, The Company converted $152,996 and $49,772 of outstanding principal and interest into 37,864,284 shares of common stock.

Series B Preferred Redemption:

On February 20, 2019, pursuant to the Certificate of Designation, the Company exercised its right to redeem all of the 5,000,000 shares of the Series B Preferred outstanding held by to Banco Actinver, S.A., in its capacity as Trustee of the Trust Agreement for the benefit of Mr. Cosme and Mr. Alaman equal to the stated value. The total redemption price equaled $500, which was equal to $0.0001 per share of Series B Preferred (see Note 3 and Note 9). These shares Series B Preferred were cancelled upon redemption and considered unissued and not outstanding, effective on the date of cancellation.

