Form 10-Q
period 2019-03-31
OncBioMune Pharmaceuticals, Inc
filed 2019-05-15
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
[ ]	[ ]	[X]	[X]	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 295,204,278 shares as of May 11, 2019.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

Form 10-Q

March 31, 2019

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$-	$201
Subscription receivable	-	-
Prepaid expenses and other current assets	203,938	215,681

Total Current Assets	203,938	215,882

OTHER ASSETS:
Property and equipment, net	3,720	4,304
Right-of-use asset, net	50,334	-
Security deposit	6,400	6,400

Total Assets	$264,392	$226,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible debt, net	$2,033,169	$1,434,252
Notes payable	538,875	538,875
Accounts payable	713,022	550,296
Accrued liabilities	1,022,981	884,035
Lease payable - current	35,530	-
Bank overdraft	4,658	-
Derivative liabilities	6,355,664	3,364,032
Due to related parties	347,436	315,466
Liabilities of discontinued operations	686,547	686,547

Total Current Liabilities	11,737,882	7,773,503

LONG-TERM LIABILITIES:
Lease payable - LT	14,804	-

Total Liabilities	11,752,686	7,773,503

Commitments and contingencies (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value; 20,000,000 authorized;
Series A Preferred stock: $0.0001 par value; 1,000,000 shares authorized; 1,000,000 issued and outstanding at March 31, 2019 and December 31, 2018	100	100
Series B Preferred stock: $0.0001 par value; 7,892,000 shares authorized; 2,892,000 and 7,892,000 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	289	789
Common stock: $0.0001 par value, 1,500,000,000 shares authorized; 290,593,112 and 247,661,861 issued and outstanding at March 31, 2019 and December 31, 2018 , respectively	29,059	24,766
Common stock issuable: 17,121,265 commons stock issuable as of March 31, 2019 and December 31, 2018	1,712	1,712
Additional paid-in capital	10,116,828	9,613,380
Accumulated deficit	(21,636,282)	(17,187,664)

Total Stockholders’ Deficit	(11,488,294)	(7,546,917)

Total Liabilities and Stockholders’ Deficit	$264,392	$226,586

See accompanying notes to the unaudited condensed consolidated financial statements

F-3

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

REVENUES	$-	$-

OPERATING EXPENSES:
Professional fees	174,186	177,097
Compensation expense	252,632	169,299
Research and development expense	92,618	56,879
General and administrative expenses	43,636	42,771

Total Operating Expenses	563,072	446,046

LOSS FROM OPERATIONS	(563,072)	(446,046)

OTHER INCOME (EXPENSE):
Interest expense	(771,376)	(402,517)
Derivative income (expense)	(3,077,306)	9,477,478
(Loss) gain on debt extinguishment, net	(36,864)	617,140

Total Other Income (Expense)	(3,885,546)	9,692,101

INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,448,618)	9,246,055

DISCONTINUED OPERATIONS:
Income from discontinued operations	-	71,885

Total Income from Discontinued Operations	-	71,885

NET INCOME (LOSS)	$(4,448,618)	$9,317,940

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(4,448,618)	$9,317,940

Other comprehensive loss:
Unrealized foreign currency translation loss	-	(55,262)

Comprehensive income (loss)	$(4,448,618)	$9,262,678

NET INCOME (LOSS) PER COMMON SHARE - Basic
Continuing operations	$(0.02)	$0.05
Discontinued operations	-	0.00

	$(0.02)	$0.05

NET INCOME (LOSS) PER COMMON SHARE - Diluted
Continuing operations	$(0.02)	$(0.00)
Discontinued operations	-	0.00

	$(0.02)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	282,783,285	176,883,491
Diluted	282,783,285	500,420,603

See accompanying notes to the unaudited condensed consolidated financial statements

F-4

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31,
	2019	2018

CASH FLOWS USD IN OPERATING ACTIVITIES
Net income (loss)	$(4,448,618)	$9,317,940
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	584	585
Stock-based compensation	68,383	32,621
Amortization of debt discount	615,806	257,277
Derivative expense (income)	3,077,306	(9,477,478)
Loss (gain) on debt extinguishment	36,864	(617,140)
Non-cash interest expense	115,592	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	11,743	(28,087)
Accounts payable	162,726	(8,952)
Liabilities of discontinued operations	-	(71,885)
Accrued liabilities and other liabilities	73,285	161,241

NET CASH USED IN OPERATING ACTIVITIES	(286,329)	(433,878)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances, net	31,970	38,515
Proceeds from convertible debt	290,556	466,666
Debt issue costs paid	(40,556)	(76,666)
Bank overdraft	4,658	-
Redemption of Series B Preferred	(500)	-
Proceeds from sale of common stock and subscription receivable	-	6,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	286,128	434,515

NET INCREASE (DECREASE) IN CASH	(201)	637

CASH, beginning of the period	201	1,431

CASH, end of the period	$-	$2,068

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,752	$62,141
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for convertible debt and interest	$227,697	$335,689
Increase in debt discount and derivative liabilities	$89,122	$569,779
Initial amount of ROU asset and related liability	$59,216	-
Reduction of the ROU asset and related liability	$8,882	$-

See accompanying notes to unaudited condensed consolidated financial statements.

F-5

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019

	Series A		Series B				Common Stock		Additional		Accumulated other	Total
	Preferred Stock		Preferred Stock		Common Stock		Issuable		Paid-in	Accumulated	comprehensive	Stockholders’
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	gain	(Deficit)

Balance, December 31, 2018	1,000,000	$100	7,892,000	$789	247,661,861	$24,766	17,121,265	$1,712	$9,613,380	$(17,187,664)	$-	$(7,546,917)

Redemption of Series B Preferred	-	-	(5,000,000)	(500)	-	-	-	-	-	-	-	(500)

Accretion of stock options	-	-	-	-	-	-	-	-	68,383	-	-	68,383

Common stock issued upon conversion of convertible debt and interest	-	-	-	-	42,931,251	4,293	-	-	435,065	-	-	439,358

Net loss	-	-	-	-	-	-	-	-	-	(4,448,618)	-	(4,448,618)

Balance at March 31, 2019	1,000,000	$100	2,892,000	$289	290,593,112	$29,059	17,121,265	$1,712	$10,116,828	$(21,636,282)	$-	$(11,488,294)

See accompanying notes to the unaudited condensed consolidated financial statements

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2018

	Series A		Series B				Common Stock		Additional		Accumulated other	Total
	Preferred Stock		Preferred Stock		Common Stock		Issuable		Paid-in	Accumulated	comprehensive	Stockholders’
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	gain	(Deficit)

Balance at December 31, 2017	1,000,000	$100	7,892,000	$789	170,336,237	$17,034	-	$-	$8,803,904	$(23,655,989)	$25,184	$(14,808,978)

Accretion of stock options	-	-	-	-	-	-	-	-	32,621	-	-	32,621

Shares issued for cash and subscription receivable pursuant to subscription agreements	-	-	-	-	600,000	60	-	-	5,940	-	-	6,000

Shares issued upon conversion of convertible debt and interest	-	-	-	-	28,450,009	2,845	-	-	332,844	-	-	335,689

Shares issued upon cashless warrant exercise	-	-	-	-	18,429,093	1,842	-	-	(1,842)	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	9,317,940	-	9,317,940

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	(55,262)	(55,262)

Balance at March 31, 2018	1,000,000	$100	7,892,000	$789	217,815,339	$21,781	-	$-	$9,173,467	$(14,338,049)	$(30,078)	$(5,171,990)

See accompanying notes to the unaudited condensed consolidated financial statements

F-6

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

On April 3, 2019, the Company filed an amendment to its Articles of Incorporation to increase its authorized common stock from 500,000,000 shares to 1,500,000,000 shares (see Note 8). The Company’s 1,520,000,000 authorized shares consisted of 1,500,000,000 shares of common stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share.

On April 24, 2019, the board of directors of the Company approved resolutions, and on April 26, 2019, certain stockholders representing a majority of our outstanding voting capital on such date approved by written consent the taking of all steps necessary to increase its authorized common stock from 1,500,000,000 shares to 5,000,000,000 shares (see Note 8 and Note 10). The Company’s 5,020,000,000 authorized shares will consist of 5,000,000,000 shares of common stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share. As of the date of this report, the amendment to the articles of incorporations has not been filed with the State of Nevada.

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

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the years ended December 31, 2018 of the Company which were included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2019.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying unaudited condensed consolidated financial statements, the Company had net (loss) income from continuing operations of $(4,448,618) and $9,246,055 for the three months ended March 31, 2019 and 2018, respectively, however the net income in 2018 resulted primarily from the change in far value of derivative liabilities. The net cash used in operations were $286,329 and $433,878 for the three months ended March 31, 2019 and 2018, respectively. Additionally, the Company had an accumulated deficit of $21,636,282 and $17,187,664 at March 31, 2019 and December 31, 2018, respectively, had a working capital deficit of $11,533,944 at March 31, 2019, had no revenues from continuing operations since inception, and is currently in default on certain convertible debt instruments. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three months ended March 31, 2019 and year ended December 31, 2018 include the valuation of assets and liabilities of discontinued operations, useful life of property and equipment, valuation of right-of-use (“ROU”) assets and operating lease liabilities, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions and the valuation of derivative liabilities.

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

Fair value of financial instruments and fair value measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2019. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

March 31, 2019

(Unaudited)

The carrying amounts reported in the consolidated balance sheets for cash, due from and to related parties, prepaid expenses, accounts payable and accrued liabilities approximate their fair market value based on the short-term maturity of these instruments.

	At March 31, 2019			At December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$6,355,664	—	—	$3,364,032

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at December 31, 2018	$3,364,032
Initial valuation of derivative liabilities included in debt discount	89,122
Initial valuation of derivative liabilities included in derivative income (expense)	—
Reclassification of derivative liabilities to gain on debt extinguishment	(174,796)
Change in fair value included in derivative income (expense)	3,077,306
Balance at March 31, 2019	$6,355,664

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At March 31, 2019 and December 31, 2018, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of March 31, 2019 and December 31, 2018. The Company has not experienced any losses in such accounts through March 31, 2019.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the three months ended March 31, 2019 and 2018, the Company did not record any impairment loss.

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

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of January 1, 2019 and the Company elected to record the effect of this adoption retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the condensed consolidated balance sheet as of the beginning of 2019, the period which the amendment is effective. The Company adopted ASU No. ASU No. 2017-11 in the first quarter of 2019, and the adoption did not have any impact on its consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Revenue recognition

In May 2014, FASB issued an update Accounting Standards Update, ASU 2014-09, establishing ASC 606 - Revenue from Contracts with Customers. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard on January 1, 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on the Company’s sources of revenue, the Company has concluded that ASU 2014-09 did not have any impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers and there was no cumulative effect adjustment. The Company does not have revenues from continuing operations in 2019 and 2018.

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

Basic and diluted loss per share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of March 31, 2019 and 2018 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	March 31,
	2019	2018
Stock warrants	731,192,217	59,395,910
Convertible debt	538,484,896	126,344,108
Stock options	22,200,000	4,000,000
Series A preferred stock	1,000,000	—
Series B preferred stock	2,892,000	—
	1,295,769,113	189,740,018

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The following table presents a reconciliation of basic and diluted net income per share:

	Three Months Ended March 31,
	2019	2018
Income (loss) per common share - basic:
Income (loss) from continuing operations	$(4,650,182)	$9,246,055
Income (loss) from discontinued operations	—	71,885
Net income (loss)	$(4,650,182)	$9,317,940
Weighted average common shares outstanding - basic	282,783,285	176,883,491
Net income (loss) per common share – basic:
From continuing operations	$(0.02)	0.05
From discontinued operations	0.00	0.00
Net income (loss) per common share - basic	$(0.02)	$0.05

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$(4,650,182)	$9,246,055
Add: interest of convertible debt	—	301,720
Less: derivative loss/(income) and debt settlement loss/(income)	—	(10,094,618)
Numerator for loss from continuing operations per common share - diluted	(4,650,182)	(546,843)
Numerator for income from discontinuing operations per common share - diluted	—	71,885
Net loss per common share – diluted	$(4,650,182)	$(474,958)

Weighted average common shares outstanding - basic	282,783,285	176,883,491
Effect of dilutive securities:
Stock options and warrants	—	79,015,603
Convertible notes payable	—	126,344,108
Weighted average common shares outstanding – diluted	282,783,285	500,420,603
Net loss per common share – diluted:
From continuing operations	$(0.02)	(0.00)
From discontinued operations	0.00	(0.00)
Net loss per common share - diluted	$(0.02)	$(0.00)

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2019 and December 31, 2018, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of March 31, 2019.

Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred. For the three months ended March 31, 2019 and 2018, research and development costs were $92,618 and $56,879, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. The updated guidance is effective for interim and annual periods beginning after December 15, 2018.

On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and; (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the condensed consolidated statements of operations.

Recent accounting pronouncements

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

March 31, 2019

(Unaudited)

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

NOTE 3 – DISCONTINUED OPERATIONS OF VITEL AND ONCBIOMUNE MEXICO

On December 29, 2017, the Board of Directors of the Company determined to sell or otherwise dispose of its interest in Vitel and OncBioMune Mexico due to disputes with the original Vitel Stockholders and resulting loss of operational control of the assets and operations of Vitel and OncBioMune Mexico. Accordingly, Vitel and OncBioMune Mexico are now treated as a discontinued operation for all periods presented in accordance with ASC 205-20. At December 31, 2018 and after deconsolidation, the Company has recorded the liabilities of these subsidiaries that existed at December 31, 2017 as a contingent liability and therefore reflected liabilities of discontinued operation of $686,547 on the accompanying consolidated balance sheet, which consist of accounts payable balances incurred through December 31, 2017. This decision will enable the Company to focus more of its efforts and resources on the Phase 2 clinical trial of ProscaVax™ in the United States.

Pursuant to ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, the business of the OncBioMune Mexico and Vitel are now considered discontinued operations because of management’s decision of December 29, 2017.

The assets and liabilities classified as discontinued operations in the Company’s consolidated financial statements as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018 is set forth below.

	March 31, 2019	December 31, 2018
Assets:
Current assets:
Cash	$—	—
Total current assets	—	—
Total assets	$—	$—
Liabilities:
Current liabilities:
Accounts payable	$686,547	$686,547
Due to related parties	—	—
Payroll liabilities	—	—
Total current liabilities	686,547	686,547
Total liabilities	$686,547	$686,547

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

NOTE 4 – CONVERTIBLE DEBT

November 2016 Financing

On November 23, 2016, the Company entered into Amended and Restated Securities Purchase Agreements (the “Amended and Restated Securities Purchase Agreements”) with three institutional investors (the “Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Amended and Restated Securities Purchase Agreements, the Company issued upon closing to the Purchasers for an aggregate subscription amount of $350,000: (i) 14.29% Original Issue Discount 10% Senior Secured Convertible Notes (the “November 2016 Notes”); and (ii) warrants (the “Warrants”) to purchase aggregate of 2,333,334 shares of the Company’s common stock at an initial exercise price of $0.175 (subject to adjustments under certain conditions as defined in the Warrants) (see below for reduction of warrant exercise price) which are exercisable for a period of five years from November 23, 2016. The aggregate principal amount of the November 2016 Notes was $350,000 and the Company received $300,000 after giving effect to the original issue discount of $50,000. The November 2016 Notes bear interest at a rate equal to 10% per annum (which interest rate increased to 24% per annum upon the occurrence of an Event of Default (as defined in the November 2016 Notes)), had a maturity date of July 23, 2017 and were convertible (principal, and interest) at any time after the issuance date into shares of the Company’s common stock at an initial conversion price equal to $0.15 per share (subject to adjustment as provided in the Note) (see below for reduction for reduction of conversion price), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the November 2016 Notes shall be convertible and the November 2016 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). Due to non-payment of the November 2016 Notes, an event of default occurred and accordingly, the November 2016 Notes and Warrants are convertible and exercisable based on the default terms.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

In 2017, the Purchasers converted $369,423 and $32,878 of outstanding principal and interest, respectively, of the November 2016 Notes into 8,362,338 shares of common stock.

In 2018, the Purchasers fully converted the remaining outstanding principal and interest of $139,712 and $21,869, respectively, of the November 2016 Notes into 13,028,779 shares of common stock. As of December 31 2018, there were no November 2016 Notes outstanding.

The November 2016 Notes and related Warrants includes; (i) down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception; and (ii) default conversion and exercise price provisions where, the November 2016 Notes shall be convertible and the November 2016 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). Subsequent to the date of these November 2016 Notes, the Company sold stock at a share price of $0.075 per share then to $0.05 per share and then $0.01 per share. Accordingly, pursuant to these ratchet provisions, the conversion price on the November 2016 Notes were lowered to $0.05 per share then to $0.03 per share and then to $0.006 per share and the exercise price of the November 2016 Warrants was lowered to $0.006. Additionally, the total number of November 2016 Warrants were increased on a full ratchet basis from 2,333,334 warrants to 31,759,268 warrants, an increase of 29,425,934 warrants (see Note 8). In September 2017, the Company issued 9,547,087 shares of its common stock upon the cashless exercise of 9,074,076 of these warrants (see Note 8). As of March 31, 2019, there were 22,685,192 warrants outstanding under the November 2016 Warrants.

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

The aggregate principal amount of the June 2017 Notes was $233,345 and the Company received $190,000 after giving effect to the original issue discount of $33,345 and $10,000 of offering costs. The June 2017 Notes bear interest at a rate equal to 10% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the June 2017 Notes)), have a maturity date of February 2, 2018 and are convertible (principal and interest) at any time after the issuance date, into shares of the Company’s common stock at an initial conversion price equal to $0.15 per share (subject to adjustment as provided in the June 2017 Notes), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the June 2017 Notes shall be convertible and the June 2017 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The June 2017 Notes are currently in default. The June 2017 Notes provide for two amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 120% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 125% of the applicable amortization payment. The June 2017 Notes may be prepaid at any time until the 180th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the three months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the June 2017 Notes and accrued and unpaid interest during months four through six following the Original Issue Date. In order to prepay the June 2017 Notes, the Company shall provide 20 Trading Days prior written notice to the Holder, during which time the Holder may convert the June 2017 Notes in whole or in part at the Conversion Price. During the six months ended June 30, 2018, the Company also increased the principal amount of these notes by $2,268 for other default charges and other expenses. In 2018, the Purchasers converted $118,786 and $7,036 outstanding principal and interest, respectively, of the June 2017 Notes into 14,864,066 shares of common stock. In addition, pursuant a securities purchase agreement dated September 24, 2018, the Company purchased back from one Purchaser, a June 2017 Note with $37,814 and $4,534 of outstanding principal and interest, respectively, (see-Puritan Settlement Agreement below). During the three months ended March 31, 2019, the Purchasers converted $77,782, $13,593 and $36,134 outstanding principal, interest and default interest, respectively, of the June 2017 Notes into 24,135,173 shares of common stock. As of March 31, 2019, the June 2017 Notes had outstanding principal and accrued interest of $1,495 and $0, respectively.

The June 2017 Notes and related June 2017 Warrants includes; (i) down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception; and (ii) default conversion and exercise price provisions where, the June 2017 Notes shall be convertible and the June 2017 Warrants shall be exercisable at Default Conversion Price as defined above. Subsequent to the date of these June 2017 Notes, the Company sold stock at a share price of $0.05 per share and then $0.01 per share. Accordingly, pursuant to these ratchet provisions, the conversion price of the notes were lowered to $0.006 per shares and the exercise price of the June 2017 Warrants were lowered to $0.006 per share and the total number of June 2017 Warrants were increased on a full ratchet basis from 1,555,632 warrants to 45,372,601 warrants, an increase of 43,816,968 warrants (see Note 8). In 2018, the Company issued 8,498,637 shares of its common stock upon the cashless exercise of 15,124,200 of the June 2017 Warrants. As of March 31, 2019, there were 30,248,401 warrants outstanding under the June 2017 Warrants.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

July 2017 Financing

On July 26, 2017, the Company entered into a Securities Purchase Agreement (the “Third Securities Purchase Agreement”) with the Purchasers for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Third Securities Purchase Agreement, the Company issued to the Purchasers for an aggregate subscription amount of $300,000: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,883 (the “July 2017 Notes”); and (ii) warrants (the “July 2017 Warrants”) to purchase an aggregate of 4,769,763 shares of the Company’s common stock at an exercise price of $0.10 per share (subject to adjustments under certain conditions as defined in the Warrants). The July 2017 Notes were issued on July 26, 2017. The July 2017 Notes bear interest at a rate equal to 5% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the July 2017 Notes)), have a maturity date of March 25, 2018 and are convertible (principal, and interest) at any time after the issuance date into shares of the Company’s common stock at a conversion price equal to $0.07 per share (subject to adjustment as provided in the July 2017 Notes), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the July 2017 Notes shall be convertible and the July 2017 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The July 2017 Notes are currently in default. The July 2017 Notes provide for three amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 110% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 115% of the applicable amortization payment. The July 2017 Notes may be prepaid at any time until the 210th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the three months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the July 2017 Notes and accrued and unpaid interest during months four through seven following the Original Issue Date. In order to prepay the July 2017 Notes, the Company shall provide 20 Trading Days prior written notice to the Purchaser, during which time the Purchaser may convert the July 2017 Notes in whole or in part at the Conversion Price. During the year ended December 31, 2018, the Purchasers converted $111,295 and $11,414 outstanding principal and interest, respectively, of the July 2017 Notes into 23,289,433 shares of common stock. In addition, pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, a July 2017 Note with $155,812 and $38,395 of outstanding principal and interest, respectively (see-Puritan Settlement Agreement below). As of March 31, 2019, the July 2017 Notes had outstanding principal and accrued interest of $44,518 and $21,473, respectively.

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

On October 16, 2018, the First Assignee, in turn entered into an Assignment Agreement (“Second Note Assignment”) with a another assignee (“Second Assignee”) for the sale of the First Assigned Note with outstanding principal of $194,208 and accrued interest of $3,204. In connection with the Second Note Assignment, a prepayment premium of $49,353 was charged which was included in the sale price of $246,765. In 2018, the Purchasers converted $17,500 of the outstanding principal of the new Note (“Second Assigned Note”), into 3,613,688 shares of common stock. During the three months ended March 31, 2019, the Purchasers converted $45,000 of the outstanding principal of the Second Assigned Note, into 8,188,388 shares of common stock. As of March 31, 2019, the Second Assigned Note had an outstanding principal balance of $184,264 and accrued interest of $0.

The July 2017 Notes and related Warrants includes; (i) down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception; and (ii) default conversion and exercise price provisions where, the July 2017 Notes shall be convertible and the July 2017 Warrants shall be exercisable at the Default Conversion Price as define above. Subsequent to the date of these July 2017 Notes, the Company sold stock at a share price of $0.05 per share and then at $0.01 per share. Accordingly, pursuant to these ratchet provisions, the conversion price of the July 2017 Notes was lowered to $0.006 per share and the exercise price of the July 2017 Warrants was lowered to $0.006 per share and the total number of July 2017 Warrants was increased on a full ratchet basis from 4,769,763 warrants to 79,496,050 warrants, an increase of 74,726,287 warrants (see Note 8). In 2018, the Company issued 24,216,732 shares of its common stock upon the cashless exercise of 26,498,683 of these warrants. As of March 31, 2019, there were 52,997,367 warrants outstanding under the July 2017 Warrants.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

January 2018 Financing

On January 29, 2018, the Company entered into a Securities Purchase Agreement (the “Fourth Securities Purchase Agreement”) with the Purchasers for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Fourth Securities Purchase Agreement, the Company issued to the Purchasers for an aggregate subscription amount of $333,333: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,333 (the “January 2018 Notes”); and (ii) 5 year warrants (the “January 2018 Warrants”) to purchase an aggregate of 8,333,333 shares of the Company’s common stock par value $0.0001 per share at an exercise price of $0.04 per share (subject to adjustments under certain conditions as defined in the Warrants). The closing under the Fourth Securities Purchase Agreement occurred on January 29, 2018. The aggregate principal amount of the January 2018 Notes is $333,333 and the Company received $295,000 after giving effect to the original issue discount of $33,333 and offering costs of $5,000. These January 2018 Notes bear interest at a rate equal to 5% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the January 2018 Notes)), have a maturity date of September 29, 2018 and are convertible (principal, and interest) at any time after the issuance date into shares of the Company’s common stock at a conversion price equal to $0.03 per share (subject to adjustment as provided in the January 2018 Notes), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the January 2018 Notes shall be convertible and the January 2018 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The January 2018 Notes are currently in default. The January 2018 Notes provide for three amortization payments on the six-month, seven-month and eight-month anniversary of the original issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash, then the payment is an amount equal to 110% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 115% of the applicable amortization payment. The January 2018 Notes may be prepaid at any time until the 180th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the five months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the January 2018 Notes and accrued and unpaid interest during the six month following the Original Issue Date. In order to prepay the January 2018 Notes, the Company shall provide 20 Trading Days prior written notice to the Purchaser, during which time the Purchaser may convert the January 2018 Notes in whole or in part at the Conversion Price. Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, a January 2018 Note with $111,111 and $98,031 outstanding principal and interest, respectively (see-Puritan Settlement Agreement below). As of March 31, 2019, the January 2018 Notes had outstanding principal and accrued interest of $222,222 and $49,302, respectively.

The January 2018 Notes and related Warrants includes; (i) down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception; and (ii) default conversion and exercise price provisions where, the January 2018 Notes shall be convertible and the January 2018 Warrants shall be exercisable at the Default Conversion Price as defined above. The total number of January 2018 Warrants were increased on a full ratchet basis from 8,333,334 warrants to 60,468,638, an aggregate increase of 52,135,304 warrants (see Note 8). Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, warrants to purchase 7,558,580 (post anti-dilution) of the Company’s common stock (see-Puritan Settlement Agreement below). As of March 31, 2019, there were 52,910,058 warrants outstanding under the January 2018 Warrants.

March 2018 Financing

On March 13, 2018, the Company entered into a Securities Purchase Agreement (the “Fifth Securities Purchase Agreement”) securities with the Purchasers for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Fifth Purchase Agreement, the Company issued for an aggregate subscription amount of $333,333: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,333 (the “March 2018 Notes”) and (ii) warrants (the “March 2018 Warrants”) to purchase an aggregate of 12,500,000 shares of the Company’s common stock at an exercise price of $0.04 per share. The aggregate principal amount of the March 2018 Notes is $333,333 and as of the date the Company received $61,000 after giving effect to the original issue discount of $33,333 and offering costs of $10,000 which are treated as a debt discount, the payment of legal and accounting fees of $29,000 not related to March 2018 Notes and the funding of an escrow account held by an escrow agent of $200,000. The March 2018 Notes bear interest at a rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the March 2018 Notes)), have a maturity date of November 13, 2018 and the principal and interest are convertible at any time at a conversion price equal to $0.02 per share (subject to adjustment as provided in the March 2018 Notes); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the March 2018 Notes shall be convertible and the March 2018 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The March 2018 Notes are currently in default. The March 2018 Notes provide for amortization payments on each of the six-month anniversary of the issue date, seven-month anniversary of the issue date and on the maturity date with each amortization payment being one third of the total outstanding principal and all interest accrued as of the payment date. If the six-month amortization payment is made in cash then the Company shall pay the holder 110% of the applicable amortization payment and if the seven-month or the maturity date amortization payments are made in cash then the Company shall pay the holder 115% of the applicable amortization payment. The holder may elect at its option to receive the amortization payments in common stock subject to certain equity conditions. The March 2018 Notes may be prepaid at any time until the 180th day following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest through the five month anniversary of the issue date, and (ii) 120% of outstanding principal balance of the Notes and accrued and unpaid interest from the fifth month anniversary of the issue date through the six month anniversary of the issue date. In order to prepay the March 2018 Notes, the Company shall provide 20 trading days prior written notice to the holders, during which time a holder may convert its March 2018 Notes in whole or in part at the conversion price. Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, a convertible note with $111,111 and $97,383 outstanding principal and accrued interest, respectively (see-Puritan Settlement Agreement below). During the three months ended March 31, 2019, the Purchasers converted $39,984 and $188 outstanding principal and accrued interest, respectively, of the March 2017 Notes into 7,826,868 shares of common stock. As March 31, 2019, the March 2018 Notes had outstanding principal and accrued interest of $182,238 and $42,069, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The March 2018 Notes and related March 2018 Warrants includes; (i) down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception; and (ii) default conversion and exercise price provisions where, the March 2018 Notes shall be convertible and the March 2018 Warrants shall be exercisable the Default Conversion Price as defined above. The total number of March 2018 Warrants was increased on a full ratchet basis from 12,500,000 warrants to 90,702,955, an aggregate increase of 78,202,955 warrants (see Note 8). Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, warrants to purchase 11,337,869 (post anti-dilution) of the Company’s common stock (see-Puritan Settlement Agreement below). As of March 31, 2019, there were 79,365,086 warrants outstanding under the March 2018 Warrants.

July 2018 Financing

On July 25, 2018, the Company entered into a securities purchase agreement (the “Sixth Securities Purchase Agreement”) with an institutional investor for the sale of a convertible note in the aggregate principal amount of $150,000 (the “July 2018 Note”). The July 2018 Note bears interest at 8% per year and matures on July 24, 2019. The July 2018 Note is convertible into common stock at a 25% discount to the average of the closing prices of the common stock for the prior five trading days including the date upon which a notice of conversion is received by the Company or its transfer agent. The holder will not have the right to convert any portion of its note if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to its conversion. The July 2018 Note may be prepaid at the Company’s option at a 105% premium between 30 days and 180 days after issuance, and at a 110% premium between 180 days after issuance and the maturity date. Upon certain events defined in the note as “sale events”, the holder may demand repayment of the note for 125% of the principal plus accrued but unpaid interest. The note also includes certain penalties upon the occurrence of an event of default, including an increase in the principal and reduction in the conversion rate, as further described in the July 2018 Note. The Company agreed to use its best efforts to file a proxy statement and take all necessary corporate actions in order to obtain shareholder approval to increase its authorized shares of common stock or effect a reverse split to allow for reserving sufficient shares of common stock to allow for full conversion of the July 2018 Note. The July 2018 Note are currently in default. As of March 31, 2019, the July 2018 Note had outstanding principal and accrued interest of $150,000 and $14,137, respectively.

September 2018 Financing

On September 24, 2018, the Company entered into a securities purchase agreement (the “Seventh Purchase Agreement” and together with the Amended and Restated Purchase Agreements and the Second, Third, Fourth, Fifth and Sixth Purchase Agreement, the “Securities Purchase Agreements”) with four accredited investors (the “Seventh Round Purchasers” and together with the Purchasers, the “Note Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Seventh Purchase Agreement, the Company issued to the Seventh Round Purchasers for an aggregate subscription amount of $1,361,111; (i) 10% Original Issue Discount 5% Senior Convertible Notes in the aggregate principal amount of $1,361,111 (the “September 2018 Notes”) and (ii) 5 year warrants (the “September 2018 Warrants”) to purchase an aggregate of 51,041,667 shares of the Company’s common stock at an exercise price of $0.04 per share (subject to adjustments under certain conditions as defined in the September 2018 Warrants). The Company received $1,181,643 in aggregate net proceeds from the sale, net of $136,111 original issue discount and $43,357 in legal fees. The September 2018 Notes bear interest at a rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the September 2018 Notes)), shall mature on May 24, 2019 and the principal and interest are convertible at any time at a conversion price equal to $0.02 per share (subject to adjustment as provided in the September 2018 Notes); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the September 2018 Notes shall be convertible and the September 2018 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days (the “Default Conversion Price”). The September 2018 Notes are currently in default. The September 2018 Notes provide for amortization payments on each of the six-month anniversary of the issue date, seven-month anniversary of the issue date and on the maturity date with each amortization payment being one third of the total outstanding principal and all interest accrued as of the payment date. If the six-month amortization payment is made in cash then the Company shall pay the holder 110% of the applicable amortization payment and if the seven-month or the maturity date amortization payments are made in cash then the Company shall pay the holder 115% of the applicable amortization payment. The holder may elect at its option to receive the amortization payments in common stock subject to certain equity conditions. The Notes may be prepaid at any time until the 180th day following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the note and accrued and unpaid interest through the five month anniversary of the issue date, and (ii) 120% of outstanding principal balance of the notes and accrued and unpaid interest during month six following the original issuance date of the notes. In order to prepay the notes, the Company shall provide 20 trading days prior written notice to the holders, during which time a holder may convert its note in whole or in part at the conversion price. As of March 31, 2019, the September 2018 Notes had outstanding principal and accrued interest of $1,361,111 and $78,683, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The initial exercise price of the September 2018 Warrants is $0.04 per share, subject to adjustment as described below, and the September 2018 Warrants are exercisable for five years after the issuance date. The September 2018 Warrants are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrant. Accordingly, pursuant to the default provisions, the September 2018 Notes shall be convertible and the September 2018 Warrants shall be exercisable at the Default Conversion Price as defined above. The total number of September 2018 Warrants was increased on a full ratchet basis from 51,041,667 warrants to 486,111,114, an aggregate increase of 435,069,447 warrants (see Note 8). As of March 31, 2019, there were 486,111,114 warrants outstanding under the September 2018 Warrants.

November 2018 Financing

On November 13, 2018, the Company entered into a securities purchase agreement (the “Eighth Purchase Agreement”) with an institutional accredited investor (the “Eighth Round Purchaser”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Eighth Purchase Agreement, the Company issued to the Eighth Round Purchasers for an aggregate subscription amount of $127,778: (i) 10% Original Issue Discount 5% Senior Convertible Note in the aggregate principal amount of $127,778 (the “November 2018 Note”) and (ii) 5 year warrants (the “November 2018 Warrant”) to purchase an aggregate of 4,743,750 shares of the Company’s common stock at an exercise price of $0.04 per share (subject to adjustments under certain conditions as defined in the November 2018 Warrant). The Company received $112,500 in aggregate net proceeds from the sale, net of $12,778 Original Issue Discount and $2,500 of legal fee. The November 2018 Note bears interest at a rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the November 2018 Note)), has a maturity date of July 13, 2019 and the principal and interest are convertible at any time at a conversion price equal to $0.02 per share (subject to adjustment as provided in the November 2018 Note); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the November 2018 Note shall be convertible and the November 2018 Warrant shall be exercisable at 60% of the lowest closing price during the prior twenty trading days (the “Default Conversion Price”). The November 2018 Note provides for amortization payments on each of the six-month anniversary of the issue date, seven-month anniversary of the issue date and on the maturity date with each amortization payment being one third of the total outstanding principal and all interest accrued as of the payment date. If the six-month amortization payment is made in cash then the Company shall pay the holder 110% of the applicable amortization payment and if the seven-month or the maturity date amortization payments are made in cash then the Company shall pay the holder 115% of the applicable amortization payment. The holder may elect at its option to receive the amortization payments in common stock subject to certain equity conditions. The Note may be prepaid at any time until the 180th day following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest through the five month anniversary of the issue date, and (ii) 120% of outstanding principal balance of the Note and accrued and unpaid interest during month six following the original issuance date of the notes. In order to prepay the notes, the Company shall provide 20 trading days prior written notice to the holders, during which time a holder may convert its note in whole or in part at the conversion price. As of March 31, 2019, the November 2018 Note had outstanding principal and accrued interest of $127,778 and $2,416, respectively.

The initial exercise price of the November 2018 Warrant is $0.04 per share, subject to adjustment as described below, and the November 2018 Warrant is exercisable for five years after the issuance date. The November 2018 Warrant is exercisable for cash at any time and is exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrant. Accordingly, pursuant to the default provisions, the November 2018 Warrant shall be exercisable at the Default Conversion Price as defined above. As of March 31, 2019, there were 4,791,667 warrants outstanding under the November 2018 Warrant (see Note 8).

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

January 2019 Financing

On January 18, 2019, the Company entered into a securities purchase agreement (the “Ninth Securities Purchase Agreement”) with an institutional investor for the sale of a convertible note in the aggregate principal amount of $146,875 (the “January 2019 Note I”). The January 2019 Note I contains an original issue discount (“OID”) of $12,500 such that the purchase price of the January 2019 Note I was $134,375. The closing occurred on January 22, 2019, and the Company received a net amount of $125,000 after the payment of legal fees of $9,375. The January 2019 Note I has an interest rate of 5% per annum and matures on January 18, 2020. During the first six months the January 2019 Note I may be converted, all or a portion, of the outstanding principal into shares of the Company’s common stock at a fixed conversion price of $0.02 per share. Starting on the six-month anniversary, the conversion price shall be equal to 60% of the lowest trading price of the common stock during the 20 prior trading days (including the day upon which a notice of conversion is received). The January 2019 Note I may not be converted to the extent that such conversion would result in beneficial ownership by the investor and its affiliates to exceed more than 9.9% of the Company’s issued and outstanding common stock. If the Company prepays the January 2019 Note I within 150 days of its issuance, the Company must pay the principal at a cash redemption premium of 115%, in addition to accrued interest; if such prepayment is made from the151st day to the 180th day after issuance, then such redemption premium is 120%, in addition to accrued interest. After the 180th day following the issuance of the January 2019 Note I, there shall be no further right of prepayment. As of March 31, 2019, the January 2019 Note I had outstanding principal and accrued interest of $146,875 and $1,449, respectively.

On January 18, 2019, the Company entered into a securities purchase agreement (the “Tenth Securities Purchase Agreement”) with an institutional investor for the sale of a convertible note in the aggregate principal amount of $88,125 (the “January 2019 Note II”). The January 2019 Note II contains an original issue discount (“OID”) of $7,500 such that the purchase price of the January 2019 Note II was $80,625. The closing occurred on January 29, 2019, and the Company received a net amount of $75,000 after the payment of legal fees of $5,625. The January 2019 Note II has an interest rate of 5% per annum and matures on January 18, 2020. During the first six months the January 2019 Note II is in effect, the investor may convert all or a portion of the outstanding principal of the January 2019 Note II into shares of the Company’s common stock at a fixed conversion price of $0.02 per share. Starting on the six-month anniversary, the conversion price shall be equal to 60% of the lowest trading price of the common stock during the 20 prior trading days (including the day upon which a notice of conversion is received). The investor may not convert the January 2019 Note II to the extent that such conversion would result in beneficial ownership by the investor and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. If the Company prepays the January 2019 Note II within 150 days of its issuance, the Company must pay the principal at a cash redemption premium of 115%, in addition to accrued interest; if such prepayment is made from the151st day to the 180th day after issuance, then such redemption premium is 120%, in addition to accrued interest. After the 180th day following the issuance of the January 2019 Note II, there shall be no further right of prepayment. During the three months ended March 31, 2019, the Purchasers converted $15,000 and $16 outstanding principal and accrued interest, respectively, of the January 2019 Note II into 2,780,822 shares of common stock. As of March 31, 2019, the January 2019 Note II had outstanding principal and accrued interest of $73,125 and $853, respectively.

March 2019 Financing

On March 25, 2019, the Company entered into a securities purchase agreement (the “Eleventh Purchase Agreement”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Eleventh Purchase Agreement, the Company issued to the Eleventh Round Purchaser for an aggregate subscription amount of $50,000: (i) 10% Original Issue Discount and 5% Senior Convertible Notes in the aggregate principal amount of $55,556 (the “March 2019 Note”) and (ii) 5 year warrants (the “March 2019 Warrant”) to purchase an aggregate of 2,083,333 shares of the Company’s common stock at an exercise price of $0.04 per share (subject to adjustments under certain conditions as defined in the March 2019 Warrant). The Company received $50,000 in aggregate net proceeds from the sale, net of $5,556 original issue discount. The March 2019 Note bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the March 2019 Note)), shall mature on November 25, 2019 and the principal and interest are convertible at any time at a conversion price equal to $0.02 per share (subject to adjustment as provided in the March 2019 Note); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the March 2019 Note shall be convertible and the March 2019 Warrant shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The investor may not convert the March 2019 Note to the extent that such conversion would result in beneficial ownership by the investor and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The March 2019 Note may be prepaid at anytime until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the March 2019 Note and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the March 2019 Note and accrued and unpaid interest during month six following the original issue date. In order to prepay the March 2019 Note, the Company shall provide twenty trading days prior written notice to the lender, during which time the investor may convert the March 2019 Note in whole or in part at the conversion price. As of March 31, 2019, the March 2019 Note had outstanding principal and accrued interest of $55,556 and $46, respectively.

The initial exercise price of the March 2019 Warrant is $0.04 per share, subject to adjustment as described below, and the March 2019 Warrant are exercisable for five years after the issuance date. The March 2019 Warrant are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrant. Accordingly, pursuant to the default provisions, the March 2019 Warrant shall be convertible shall be exercisable at the Default Conversion Price as defined above. As of March 31, 2019, there were 2,083,333 warrants outstanding under the March 2019 Warrant (see Note 8).

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

The June 2017, July 2017, January 2018, March 2018, July 2018, September 2018, November 2018, January 2019 and March 2019 Notes (collectively, the “Notes”) contain certain covenants such as default provisions, restrictions on the incurrence of indebtedness, creation of liens, payment of restricted payments, redemptions, payment of cash dividends and the transfer of assets. The Notes also contains certain adjustment provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. The conversion price is also subject to adjustment if the Company issues or sells shares of its common stock for a consideration per share less than the conversion price then in effect, or issue options, warrants or other securities convertible or exchange for shares of its common stock at a conversion or exercise price less than the conversion price of these Notes then in effect. If either of these events should occur, the conversion price is reduced to the lowest price at which these securities were issued or are exercisable. The Company granted the Note Purchasers certain rights of first refusal on future offerings by the Company for as long as the Note Purchasers hold the Notes. In addition, subject to limited exceptions, the Note Purchasers will not have the right to convert any portion of the Notes if the Note Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion. The Note Purchaser may increase or decrease this ownership limitation to any percentage not exceeding 9.99% upon 61 days prior written notice to the Company.

The November 2016, June 2017, July 2017, January 2018, March 2018, September 2018, November 2018 and March 2019 Warrants (collectively, the “Warrants”) are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the Warrants. The exercise price of the Warrants are subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the Warrants are also subject to full ratchet price adjustment if the Company sells or grants any option to purchase, sells or re-prices any common stock or common stock equivalents, as defined, at an exercise price lower than the then-current exercise price of the Warrants with the exception for certain exempted issuances and subject to certain limitations on the reduction of the exercise price as provided in the Warrants. In the event of a fundamental transaction, as described in these warrants and generally including any reorganization, recapitalization or reclassification of the common stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the outstanding common stock, the holders of the Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Warrants immediately prior to such fundamental transaction; provided that upon the occurrence of certain fundamental transactions, the holder can require the Company to purchase the Warrants for cash at a price equal to the higher of the Black Scholes Value of the unexercised portion of the Warrants or difference between the cash per share paid in the fundamental transaction and the exercise price per share. The holders of the Warrants will not have the right to exercise any portion of the Warrants if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants.

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

During the three months ended March 31, 2019, the Purchasers converted an aggregate of $177,766 and $13,798 outstanding principal and interest of the Notes, respectively, and $36,134 of default interest, into 42,931,251 shares of its common stock.

Puritan Settlement Agreement

On September 24, 2018, the Company and Puritan Partners LLC (“Puritan”) entered into a securities purchase agreement (the “Puritan Purchase Agreement”), pursuant to which the Company purchased (using proceeds from the September 2018 Notes) back from Puritan, June 2017, July 2017, January 2018, March 2018 and July 2018 Notes having an aggregate outstanding principal and accrued but unpaid interest amount of $654,191 and June 2017, January 2018 and March 2018 Puritan Warrants to purchase up to 24,946,128 shares of common stock as well as the securities and certain rights associated thereunder for an aggregate purchase price of $900,000, which was paid on September 26, 2018. In connection with the purchase and extinguishment of the above mentioned notes and warrants, the Company paid $245,809 for additional penalties and interest which is reflected in loss on debt extinguishment. Additionally, the Company revalued the derivative liabilities associated with these notes and warrants and recorded a gain on debt extinguishment of $1,323,111, during the nine months ended September 30, 2018.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of January 1, 2019 and the Company elected to record the effect of this adoption retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the condensed consolidated balance sheet as of the beginning of 2019, the period which the amendment is effective. The Company adopted ASU No. ASU No. 2017-11 in the first quarter of 2019, and the adoption did not have any impact on its consolidated financial statements.

In connection with the issuance of the January 2019 and March 2019 Notes and related Warrants, during three months ended March 31, 2019, on the initial measurement date, the fair values of the embedded conversion option derivative and warrant derivative of $89,123 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the January 2019 and March 2019 Notes of $89,123.

At the end of the period, the Company revalued the embedded conversion option and warrant derivative liabilities. In connection with these revaluations and the initial derivative expense, the Company recorded derivative expense (income) of $3,077,306 and $(9,477,478) for the three months ended March 31, 2019 and 2018, respectively.

During the three months ended March 31, 2019, the fair value of the derivative liabilities was estimated using the Binomial valuation model with the following assumptions:

Dividend rate	—%
Term (in years)	0.01 to 5.00 years
Volatility	165.2% to 189.3%
Risk-free interest rate	2.21% to 2.99%

At March 31, 2019 and December 31, 2018, the convertible debt consisted of the following:

	March 31, 2019	December 31, 2018
Principal amount	$2,549,183	$2,436,394
Less: unamortized debt discount	(516,014)	(1,002,142)
Convertible note payable, net	$2,033,169	$1,434,252

For the three months ended March 31, 2019 and 2018 amortization of debt discounts related to the Notes amounted to $615,806 and $257,277, respectively, which has been included in interest expense on the accompanying consolidated statements of operations.

NOTE 5 – LOANS PAYABLE

From June 2017 to September 2017, the Company entered into loan agreements with several third parties (the “Loans”). Pursuant to the loan agreements, the Company borrowed an aggregate principal amount of $538,875. The Loans bear interest at an annual rate of 33.3%, are unsecured and are in default. As of March 31, 2019 and December 31, 2018, loan principal due to these third parties amounted to $538,875 for both periods. At March 31, 2019 and December 31, 2018, accrued interest payable related to these Loans amounted to $290,024 and $250,777, respectively.

NOTE 6 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

In September 2015, the Company entered into a lease agreement for its corporate facility in Baton Rouge, Louisiana. The lease is for a period of 60 months commencing in September 2015 and expiring in August 2020. Pursuant to the lease agreement, the lease requires the Company to pay a monthly base rent of $3,067 plus a pro rata share of operating expenses beginning September 2015 and of monthly base rent $3,200 beginning plus a pro rata share of operating expenses beginning September 2018.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs (see Note 2). In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. On January 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets and lease liabilities of $59,216.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Right-of-use asset (“ROU”) is summarized below:

March 31, 2019
Operating office lease	$59,216
Less accumulated reduction	(8,882)
Balance of ROU asset as of March 31, 2019	$50,334

Operating lease liability related to the ROU asset is summarized below:

March 31, 2019
Operating office lease	$59,216
Total lease liabilities	59,216
Reduction of lease liability	(8,882)
Total	50,334
Less: short term portion as of March 31, 2019	(35,530)
Long term portion as of March 31, 2019	$14,804

Fair value of lease payments under non-cancelable operating lease at March 31, 2019 are as follows (see Note 9):

Year ended December 31, 2019	$38,400
Year ended December 31, 2020	25,600
Total	64,000
Less: payments during the three months ended March 31, 2019	(9,600)
Lease liability fair value as of March 31, 2019	54,400

NOTE 7 – RELATED-PARTY TRANSACTIONS

Due to related parties

From time to time, the Company receives advances from and repays such advances to the Company’s former chief executive officer for working capital purposes and to repay indebtedness.

For the three months ended March 31, 2018, due to related party activity consisted of the following:

Total
Balance due to related parties at December 31, 2018	$(315,466)
Working capital advances received	(31,970)
Repayments made	—
Balance due to related parties at March 31, 2019	$(347,436)

NOTE 8 – STOCKHOLDERS’ DEFICIT

Shares Authorized

On April 3, 2019, the Company filed an amendment to its Articles of Incorporation to increase its authorized common stock from 500,000,000 shares to 1,500,000,000 shares (see Note 1). The Company’s 1,520,000,000 authorized shares consisted of 1,500,000,000 shares of common stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share.

On April 24, 2019, the board of directors of the Company approved resolutions, and on April 26, 2019, certain stockholders representing a majority of our outstanding voting capital on such date approved by written consent the taking of all steps necessary to increase its authorized common stock from 1,500,000,000 shares to 5,000,000,000 shares (see Note 1 and Note 10). The Company’s 5,020,000,000 authorized shares will consist of 5,000,000,000 shares of common stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share. As of the date of this report, the amendment to the articles of incorporation had not been filed with the State of Nevada.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

The holders of Series A Preferred Stock shall have no special voting rights and their consent is not required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for the taking of any corporate action. As of March 31, 2019 and December 31, 2018, there were 1,000,000 shares of the Company’s Series A Preferred Stock issued and outstanding. Of these shares, 500,000 are held by our Chief Executive Officer and 500,000 shares are held by a former member of our Board of Directors.

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

On February 20, 2019, pursuant to the Certificate of Designation, the Company exercised its right to redeem 5,000,000 shares of the Series B Preferred outstanding held by to Banco Actinver, S.A., in its capacity as Trustee of the Trust Agreement for the benefit of Mr. Cosme and Mr. Alaman equal to the stated value. The total redemption price equaled $500 or $0.0001 per share of Series B Preferred. As of March 31, 2019 and December 31, 2018, there were 2,892,000 and 7,892,000 shares of Series B Preferred issued and outstanding, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Common Stock

Shares issued for cash

●	During the three months ended March 31, 2018, pursuant to a unit subscription agreement, the Company issued 600,000 shares of its unregistered common stock to an investor for cash proceeds of $6,000, or $0.01 per share.

●	During the three months ended March 31, 2019, the Company did not issue any shares its common stock for cash.

Common stock issued for debt conversion

●	During the three months ended March 31, 2018, the Company issued an aggregate of 28,450,009 shares its common stock upon conversion of debt of $249,359 and accrued interest and penalties of $86,330.

●	During the three months ended March 31, 2019, the Company issued an aggregate of 42,931,251 shares its common stock upon conversion of debt of $177,766 and accrued interest and penalties of $49,932. These shares of common stock had an aggregate fair value of $439,358 and the Company recorded $211,661 of loss on debt extinguishment related to the note conversions.

Shares issued for cashless exercise of warrants

●	During the three months ended March 31, 2018, the Company issued 18,429,093 shares of its common stock upon the cashless exercise of 25,357,414 of these warrants.

●	During the three months ended March 31, 2019, the Company did not issue any shares its common stock for cashless exercise of warrants.

Warrants

Warrants issued pursuant to subscription agreements

In 2016, in connection with the sale of common stock, the Company issued an aggregate of 971,538 five-year warrants to purchase common shares for an exercise price of $0.30 per common share to investors pursuant to unit subscription agreements. As of March 31, 2019 and December 31, 2018, 968,844 and 971,538 of these warrants were issued and outstanding, respectively.

In 2017, in connection with the sale of common stock, the Company issued an aggregate of 4,626,579 five-year warrants to purchase common shares for an exercise price of $0.30 per common share to investors pursuant to unit subscription agreements. As of March 31, 2019 and December 31, 2018, 4,626,579 of these warrants were issued and outstanding.

Warrants issued pursuant to Securities Purchase Agreements

The warrants detailed below, issued pursuant to the Securities Purchase Agreements (see Note 4), have initial exercise price between $0.175 and $0.04 (subject to adjustments under certain conditions as defined in the agreements) and includes a down-round provision under which the exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. It also includes a default provision pursuant to which, these Warrants shall be convertible shall be exercisable at the Default Conversion Price as defined in the related Notes (see Note 4).

Outstanding warrants for the three months ended March 31, 2019 are summarized as follows:

	Original warrants issued	Anti-dilution adjustment	Warrants purchased back - Puritan Settlement Agreement (post anti- dilution)	Total warrants exercised (Cashless exercise)	Outstanding warrants as of March 31, 2019	Exercise price at March 31, 2019
November 2016 Warrants	2,333,334	29,424,934	—	(9,074,076)	22,685,192	$0.006
June 2017 Warrants	1,555,633	43,816,968	—	(15,124,200)	30,248,401	$0.006
July 2017 Warrants	4,769,763	74,726,287	—	(26,498,683)	52,997,367	$0.006
January 2018 Warrants	8,333,334	52,135,304	(7,558,580)	—	52,910,058	$0.004
March 2018 Warrants	12,500,000	78,202,955	(11,337,869)	—	79,365,086	$0.004
September 2018 Warrants	51,041,667	435,069,447	—	—	486,111,114	$0.004
November 2018 Warrants	4,791,667	—	—	—	4,791,667	$0.040
March 2019 Warrants	2,083,333	—	—	—	2,083,333	$0.040
	87,408,731	713,375,895	(18,896,449)	(50,696,959)	731,191,218

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

During the three months ended March 31, 2018, the Company issued 22,684,086 shares of its common stock upon the cashless exercise of 25,357,414 of these warrants. Upon the cashless exercise of these warrants, the Company valued such warrants using the Binomial valuation model and calculated a fair value of $414,092 which was recorded as a reduction of derivative liabilities and as gain on debt extinguishment. No warrants were exercised during the three months ended March 31, 2019.

Warrant activities for the three months ended March 31, 2019 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding at December 31, 2018	254,713,920	$0.021
Issued in connection with financings	2,083,333	0.040	4.99
Increase in warrants related to default adjustment	479,993,081	0.004	4.43
Expired	(2,693)	—	—
Exercised	—	—
Balance Outstanding at March 31, 2019	736,787,641	$0.007	4.16	$—
Exercisable at March 31, 2019	736,787,641	$0.007	4.16	$—

Stock options

Effective February 18, 2011, our board of directors adopted and approved the 2011 stock option plan. The purpose of the 2011 stock option plan is to enhance the long-term stockholder value of our Company by offering opportunities to directors, key employees, officers, independent contractors and consultants of our Company to acquire and maintain stock ownership in our Company in order to give these persons the opportunity to participate in our Company’s growth and success, and to encourage them to remain in the service of our Company. A total of 43,094 options to acquire shares of our common stock were authorized under the 2011 stock option plan and during the 12 month period after the first anniversary of the adoption of the 2011 stock option plan, by our board of directors and during each 12 month period thereafter, our board of directors is authorized to increase the amount of options authorized under this plan by up to 10,744 shares. No options were granted under the 2011 stock option plan as of March 31, 2019.

During the three months ended March 31, 2019 and 2018, the Company did not issue any options to purchase the Company’s common stock.

During the three months ended March 31, 2019 and 2018, the Company recorded stock-based compensation expense of $68,383 and $32,621 related to stock options, respectively.

The Company uses the Black-Scholes pricing model to determine the fair value of its stock options which requires the Company to make several key judgments including:

●	the value of the Company’s common stock;
●	the expected life of issued stock options;
●	the expected volatility of the Company’s stock price;
●	the expected dividend yield to be realized over the life of the stock option; and
●	the risk-free interest rate over the expected life of the stock options.

The Company’s computation of the expected life of issued stock options was determined based on historical experience of similar awards giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations about employees’ future length of service. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of volatility was based on the historical volatility of the Company’s common stock.

At March 31, 2019, there were 22,200,000 options issued and outstanding and 4,700,000 options vested and exercisable. As of March 31, 2019, there was $19,396 of unvested stock-based compensation expense to be recognized through May 9, 2019. The aggregate intrinsic value at March 31, 2019 was $0 which was calculated based on the difference between the quoted share price on March 31, 2019 and the exercise price of the underlying options.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

Stock option activities for the three months ended March 31, 2019 are summarized as follows:

	Number of Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding at December 31, 2018	22,200,000	$0.06
Granted	—	$—	—
Expired	—	$—	—
Balance Outstanding at March 31, 2019	22,200,000	$0.06	8.87	$—
Exercisable at March 31, 2019	4,700,000	$0.25	7.96	$—

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

On December 26, 2018, Dr. Barnett entered into an employment agreement with us (“Barnett Employment Agreement”) to serve as the Company’s Chief Executive Officer for a term of three years (from December 26, 2018 through December 26, 2021) that renews automatically for one year periods unless a written notice of termination is provided not less than 180 days prior to the automatic renewal date. The Barnett Employment Agreement provides that Dr. Barnett’s salary for calendar year 2019 shall be $250,000 and for each calendar year thereafter during the term of the Barnett Employment Agreement shall be an amount determined by the Board of Directors, which in no event shall be less than the annual salary that was payable by the Company to Dr. Barnett for the immediately preceding calendar year.

Dr. Barnett is also eligible to receive a performance based bonus of up to $150,000 upon completion of specific metrics established by the Company’s Board of Directors and is entitled to participate in all medical and other benefits that the Company has established for its employees. Pursuant to the employment agreement, the Company will also grant options to purchase a number of shares of the Company’s common stock equal to $100,000 divided by the volume weighted average price of the Company’s common stock for the ten (10) business days prior to the effective date of the employment agreement. The option grant is subject to continued employment, and will vest ratably over the first three anniversary dates of the grant date. As of March 31, 2019, the options have not been granted by the Board of Directors.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

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

Lease

Effective September 1, 2015, the Company leases its facilities under a non-cancelable operating lease which expires on August 31, 2020. The Company has the right to renew certain facility leases for an additional five years. Rent expense is $3,200 base rent per month plus operating expense and other fees.

Fair value of lease payments under non-cancelable operating lease at March 31, 2019 are as follows (see Note 6):

Years ending December 31,	Amount
2019	$28,800
2020	25,600
Total minimum non-cancelable operating lease payments	$54,400

NOTE 10 - SUBSEQUENT EVENTS

Authorized Shares:

On April 24, 2019, the board of directors of the Company approved resolutions, and on April 26, 2019, certain stockholders representing a majority of our outstanding voting capital on such date approved by written consent the taking of all steps necessary to increase its authorized common stock from 1,500,000,000 shares to 5,000,000,000 shares (see Note 1 and Note 8). The Company’s 5,020,000,000 authorized shares will consist of 5,000,000,000 shares of common stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share. As of the date of this report, the amendment to the articles of incorporation had not been filed with the State of Nevada.

Issuance of Stock Options:

On April 24, 2019 the board of directors of the Company granted an aggregate of 17,347,245 stock options, outside of the plan, to purchase shares of the Company’s common stock to Dr. Barnett and three non-employee members of the Board, Daniel S. Hoverman, Charles L. Rice and Neal Holcomb.

Pursuant to Dr. Barnett’s employment agreement dated December 26, 2018, Dr. Barnett was granted 8,347,245 stock options with exercise price of $0.012 per share, vest dates of; (i) 2,782,415 on January 9, 2020; (ii) 2,782,415 on January 9, 2021; and (iii) 2,782,415 on January 9, 2022 and expire on April 24, 2030. The stock options vest so long as the optionee remains an employee of the Company on the vesting date (except as otherwise provided for in the employment agreement between the Company and the optionee). The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the Company valued these options at a grant date fair value of $81,803 which will be expensed over the vesting period as stock-based compensation.

The three non-employee members of the Board were each granted 3,000,000 stock options for a total of 9,000,000 stock options with exercise price of $0.01 per share, vest date of April 24, 2020 and expires on April 24, 2030. The stock options vest so long as the optionee remains a member of the Board on the vesting date. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the Company valued these options at a grant date fair value of $88,200 which will be expensed over the vesting period as stock-based compensation.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

April 2019 Financing:

On April 1, 2019, the Company entered into a securities purchase agreement (the “Twelfth Purchase Agreement”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Twelfth Purchase Agreement, the Company issued to the Twelfth Round Purchaser for an aggregate subscription amount of $25,000: (i) 10% Original Issue Discount and 5% Senior Convertible Notes in the aggregate principal amount of $27,778 (the “April 2019 Note”) and (ii) 5 year warrants (the “April 2019 Warrant”) to purchase an aggregate of 1,041,667 shares of the Company’s common stock at an exercise price of $0.04 per share (subject to adjustments under certain conditions as defined in the April 2019 Warrant). The Company received $25,000 in aggregate net proceeds from the sale, net of $2,778 original issue discount. The April 2019 Note bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the April 2019 Note)), shall mature on December 2, 2019 and the principal and interest are convertible at any time at a conversion price equal to $0.02 per share (subject to adjustment as provided in the April 2019 Note); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the April 2019 Note shall be convertible and the April 2019 Warrant shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The investor may not convert the April 2019 Note to the extent that such conversion would result in beneficial ownership by the investor and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The April 2019 Note may be prepaid at anytime until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the April 2019 Note and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the April 2019 Note and accrued and unpaid interest during month six following the original issue date. In order to prepay the April 2019 Note, the Company shall provide twenty trading days prior written notice to the lender, during which time the investor may convert the April 2019 Note in whole or in part at the conversion price.

The initial exercise price of the April 2019 Warrant is $0.04 per share, subject to adjustment as described below, and the April 2019 Warrant are exercisable for five years after the issuance date. The April 2019 Warrant are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the April 2019 Warrant shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrant.

On April 29, 2019, The Company entered into Securities Purchase Agreements (each, an “SPA”) with a group of investors (the “Investors”) to purchase a series of convertible notes (the “April 2019 Notes II”) and accompanying warrants (the “April 2019 Warrants II”) for an aggregate investment amount of $184,950.00. Each SPA contains customary representations, warranties, and covenants of the Company and each Investor as detailed therein. The April 2019 Notes II were issued with a 10% original issuance discount and have an aggregate face value of $205,500.00 and bear an interest rate of 5% per annum (which shall increase to 18% per year upon the occurrence of an “Event of Default” (as defined in the April 2019 Notes II)), shall mature on December 29, 2019 (the “Maturity Date”). The principal and interest due under the April 2019 Notes II is payable in three equal payments in cash (or in shares of common stock at the Company’s election and subject to certain conditions in the April 2019 Notes II) on October 29, 2019, November 29, 2019 and the Maturity Date (each, a “Payment Date”). The April 2019 Notes II are convertible at any time into shares of the Company’s common stock at a conversion price equal to $0.02 per share for any amount of principal and accrued interest remaining outstanding (subject to adjustment as provided therein); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the April 2019 Notes II shall be convertible at 60% of the lowest closing price during the prior twenty trading days. The Company may prepay any of the April 2019 Notes II at any time until the first Payment Date at an amount between 115% and 120% of outstanding principal balance and accrued interest, depending on the date of prepayment.

In connection with the April 2019 Notes II, each Investor was issued a warrant (the “April 2019 Warrants II”) to purchase an amount of common stock equal to 75% of the Shares issuable upon conversion of the April 2019 Notes II issued to such Investor at an exercise price of $0.04 per share (subject to adjustment as provided therein) until April 29, 2024. The April 2019 Warrants II are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants.

Conversion of Convertible Debt:

Subsequent to the three months ended March 31, 2019, The Purchasers converted $4,780 and $9,074 of outstanding principal and interest into 4,496,998 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on April 1, 2019.

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

Financial Highlights

For the three months ended March 31, 2019, we utilized $286,329 to fund our operations, compared to $433,878 for the three months ended March 31, 2018. For the three months ended March 31, 2019, we received net cash of $286,628 from financing activities. As a result, our net cash position decreased by $201 during the three months ended March 31, 2019.

Operating expenses for the three months ended March 31, 2019 were $563,072, compared to $446,046 for the three months ended March 31, 2018. The increase in operating expenses is attributable to a decrease in professional fees of $2,911 which was offset by an increase in research and development expenses of $35,739 primarily due to increase in activity in our ProscaVax™ clinical trials and an increase in compensation expense of $83,333 primarily attributed to increase in stock-based compensation. Our general and administrative expenses also increased by $865, primarily as a result of an increase in other general and administrative expenses.

We expect our research and development expenses will continue to increase as our ProscaVax™ clinical trials continue to progress.

For the three months ended March 31, 2019 we had net loss of $4,448,618, or $(0.02) per share, as compared to a net income of $9,317,940, or $0.05 per share in the three months ended March 31, 2018. The change was primarily due the changes in the valuation for the initial fair value and changes in fair value of derivative liabilities from a gain in 2018 of $9,317,940 to a loss of $(3,077,306) in 2019.

Results of Operations

Three months Ended March 31, 2019 Compared to Three months Ended March 31, 2018

Operating Revenue, Costs of Revenues, and Gross Margin

We did not generate any revenues from continuing operations for the three months ended March 31, 2019 and 2018.

Operating Expenses

For the three months ended March 31, 2019 operating expenses from continuing operations amounted to $563,072 as compared to $446,046 for the three months ended March 31, 2018, a decrease of $117,026, or 26%. For the three months ended March 31, 2019 and 2018, operating expenses consisted of the following:

	Three Months Ended March 31,
	2019	2018
Professional fees	$174,186	$177,097
Compensation expense	252,632	169,299
Research and development expense	92,618	56,879
General and administrative expenses	43,636	42,771
Total	$563,072	$446,046

Professional fees:

For the three months ended March 31, 2019, professional fees increased by $2,913 or 2%, as compared to the three months ended March 31, 2018. The decrease was primarily attributable to an increase in accounting and audit fees of approximately $12,160 and an increase in legal fees of $17,622 offset by a decrease in consulting fee and a decrease in investor relations of $32,695.

Compensation expense:

For the three months ended March 31, 2019, compensation expense increase by $83,333 or 49%, as compared to the three months ended March 31, 2018. The increase was attributable to an increase in stock-based compensation of $68,383 and an increase in other administrative compensation.

Research and development expense:

For the three months ended March 31, 2019, research and development expense increased by $35,739 or 63%, as compared to the three months ended March 31, 2018 related to an increase in research activities related to ProscaVax™ clinical trials.

General and administrative expenses:

For the three months ended March 31, 2019, general and administrative expenses increased by $865 or 2%, as compared to the three months ended March 31, 2018. The increase was primarily due an increase in in travel and entertainment, rent expense and other general and administrative expenses.

Loss from Operations

For the three months ended March 31, 2019 loss from operations amounted to $563,072 as compared to $446,046 for the three months ended March 31, 2018, a decrease of $117,026, or 26%. The decreases are primarily a result of the reduction in operating expenses discussed above.

Other Income (Expense)

For the three months ended March 31, 2019, we had total other (expense) of $(3,885,546) as compared to other income of $9,692,101 for the three months ended March 31, 2018, a change of $13,577,647, or 140%. This change was primarily due to the recording of a loss from the fair value of derivative liabilities of $(3,077,306) in the 2019 period as compared to a gain from the fair value of derivative liabilities of $9,477,478 in the 2018 period, a change of $12,554,784, or 132%. Additionally, during the three months ended March 31, 2019, we recorded a (loss) on debt extinguishment of $(36,864) as compared to a gain of $617,140 for the three months ended March 31, 2018. This other income was offset by an increase in interest expense of $368,859 related to an increase in interest-bearing debt and default interest.

(Loss) income from Continuing Operations

For the three months ended March 31, 2019, (loss) from continuing operations amounted to $(4,448,618), or $(0.02) per share (basic and diluted), compared to an income of $9,246,055, or $0.05 per share (basic) and $(0.00) per share (diluted) for the three months ended March 31, 2018, a change of $13,694,673, or 148%.

Income from discontinued operations, net of income taxes

Our income from discontinued operations was $0 or $0.00 per share (basic and diluted), for the three months ended March 31, 2019, as compared to income from discontinued operations of $71,885 or $0.00 per share (basic and diluted), for the three months ended March 31, 2018.

The summarized operating result of discontinued operations included in the Company’s consolidated statements of operations is as follows:

	Three months Ended March 31,
	2019	2018
Revenues	$—	$100,058
Cost of revenues	—	56,576
Gross profit	—	43,482
Operating expenses:
Recovery of impairment losses	—	(56,485)
Other operating expenses	—	28,480
Total operating expenses	—	(28,005)
Income (loss) from operations	—	71,487
Other income (expense), net	—	398
Income (loss) from discontinued operations, net of income taxes	$—	$71,885

Net (loss) income

For the three months ended March 31, 2019, we had a net (loss) of $(4,448,618), or $(0.02) per common share (basic and diluted), compared to a net income of $9,317,940, or $0.05 per common share (basic) and $0.00 per common share (diluted) for the three months ended March 31, 2018, an increase of $13,766,558, or 148%.

Foreign currency translation loss

The functional currency of our subsidiaries operating in Mexico is the Mexican Peso (“Peso”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of foreign currency translations, which are a non-cash adjustment, we reported a foreign currency translation loss of $0 for the three months ended March 31, 2019 as compared to a foreign currency translation loss of $55,262 for the three months ended March 31, 2018, respectively. This non-cash loss had the effect of increasing our reported comprehensive loss.

Comprehensive (loss) income

As a result of our foreign currency translation loss, we had comprehensive income for the three months ended March 31, 2019 of $(4,448,618), compared to comprehensive income of $9,262,678 for the three months ended March 31, 2018.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $11,533,944 and cash of $0 as of March 31, 2019 and a working capital deficit of $7,557,621 and $201 of cash as of December 31, 2018.

			Three Months Ended March 31, 2019
	March 31, 2019	December 31, 2018	Change	Percentage Change
Working capital deficit:
Total current assets	$203,938	$215,882	$(11,944)	6%
Total current liabilities	(11,737,882)	(7,773,503)	(3,964,379)	51%
Working capital deficit:	$(11,533,944)	$(7,557,621)	$(3,976,323)	53%

The increase in working capital deficit was primarily attributable to a decrease in current assets of $11,944 and an increase in current liabilities of $3,964,379, including an increase in derivative liabilities of $2,991,632.

Cash Flows

Changes in our cash balance are summarized as follows:

	Three Months Ended March 31,
	2019	2018
Cash used in operating activities	$(286,329)	$(433,878)
Cash provided by financing activities	286,128	434,515
Net increase change in cash	$(201)	$637

Net Cash Used in Operating Activities

Net cash flow used in operating activities was $286,329 for the three months ended March 31, 2019 as compared to $433,878 for the three months ended March 31, 2018, a decrease of $147,549, or 34%.

●	Net cash flow used in operating activities for the three months ended March 31, 2019 primarily reflected our net loss of $4,448,618 adjusted for the add-back on non-cash items such as derivative expense of $3,077,306, stock-based compensation expense of $68,383, amortization of debt discount of $615,806, and loss on debt extinguishment of $36,864, non-cash interest including default interest of $115,592 and changes in operating asset and liabilities consisting primarily of a decrease in prepaid expenses of $11,743, an increase in accounts payable of $162,726 and an increase in accrued liabilities of $73,285.

●	Net cash flow used in operating activities for the three months ended March 31, 2018 primarily reflected our net income of $9,317,940 adjusted for the add-back on non-cash items such as derivative income of $9,477,478, stock-based compensation expense of $32,621, amortization of debt discount of $257,277, and debt settlement income of $617,140, and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses of $28,087, a decrease in accounts payable of $8,952, a decrease in liabilities of discontinued operations of $71,885, and an increase in accrued liabilities of $161,241.

Cash Provided By Financing Activities

Net cash provided by financing activities was $286,628 for the three months ended March 31, 2019 as compared to $434,515 for the three months ended March 31, 2018. During the three months ended March 31, 2019, we received gross proceeds from convertible debt of $290,556, proceeds from related party advances of $31,970, and $4,658 from bank overdraft, offset by debt issue costs paid of $40,556 and redemption of Series B Preferred of $500. During the three months ended March 31, 2018, we received net proceeds from the sale of common stock and subscription receivable of $6,000, received cash from convertible debt of $466,666, and proceeds from related party advances of $38,515, offset by debt issue costs paid of $76,666.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying unaudited condensed consolidated financial statements, the Company had had net (loss) income from continuing operations of $(4,448,618) and $9,246,055 for the three months ended March 31, 2019 and 2018, respectively, however the net income in 2018 resulted primarily from the change in far value of derivative liabilities. The net cash used in operations were $286,329 and $433,878 for the three months ended March 31, 2019 and 2018, respectively. Additionally, the Company had an accumulated deficit of $21,636,282 and $17,187,664 at March 31, 2019 and December 31, 2018, respectively, had a working capital deficit of $11,533,944 at March 31, 2019, had no revenues from continuing operations since inception, and is currently in default on certain convertible debt instruments. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Current and Future Financings

Loans Payable

From June 2017 to September 2017, we entered into loan agreements with several third parties (the “Loans”). Pursuant to the loan agreements, we borrowed an aggregate principal amount of $538,875. The Loans bear interest at an annual rate of 33.3%, are unsecured and are currently in default. As of March 31, 2019, the loan principal balance and accrued interest payable amounted to $538,875 and $295,024, respectively with an aggregate outstanding balance of $833,899.

November 2016 Financing

On November 23, 2016, the Company entered into an Amended and Restated Securities Purchase Agreements with three institutional investors for the sale of the Company’s convertible notes and warrants which was fully converted in 2018.

As of March 31, 2019, there were 22,685,192 warrants outstanding under the November 2016 Warrants (see Note 4 and Note 8-Warrants in the accompanying unaudited condensed consolidated financial statements for additional information).

June 2017 Financing

On June 2, 2017, the Company entered into the Second Securities Purchase Agreement with the Purchasers for the sale of the Company’s June 2017 Notes and June 2017 Warrants.

As of March 31, 2019, the June 2017 Notes had outstanding principal and accrued interest of $1,492 and $0, respectively and are currently bearing interest at the default interest rate of 24% per annum.

As of March 31, 2019, there were 30,248,401 warrants outstanding under the June 2018 Warrants (see Note 4 and Note 8-Warrants in the accompanying unaudited condensed consolidated financial statements for additional information).

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

On October 16, 2018, the First Assignee, in turn entered into an Assignment Agreement (“Second Note Assignment”) with a another assignee (“Second Assignee”) for the sale of the First Assigned Note with outstanding principal of $194,208 and accrued interest of $3,204. In connection with the Second Note Assignment, a prepayment premium of $49,353 was charged which was included in the sale price of $246,765. In 2018, the Purchasers converted $17,500 of the outstanding principal of the new Note (“Second Assigned Note”), into 3,613,688 shares of common stock. During the three months ended March 31, 2019, the Purchasers converted $45,000 of the outstanding principal of the Second Assigned Note, into 8,188,388 shares of common stock. As of March 31, 2019, the Second Assigned Note had an outstanding principal balance of $184,264 and accrued interest of $0.

As of March 31, 2019, the July 2017 Notes had outstanding principal and accrued interest of $44,518 and $21,473, respectively and are currently bearing interest at the default interest rate of 24% per annum.

As of March 31, 2019, there were 52,997,367 warrants outstanding under the July 2017 Warrants (see Note 4 and Note 8-Warrants in the accompanying unaudited condensed consolidated financial statements for additional information).

January 2018 Financing

On January 29, 2018, the Company entered into the Fourth Securities Purchase Agreement with the Purchasers for the sale of the Company’s January 2018 Notes and January 2018 Warrants.

As of March 31, 2019, the January 2018 Notes had outstanding principal and accrued interest of $222,222 and $49,302, respectively and are currently bearing interest at the default interest rate of 24% per annum.

As of March 31, 2019, there were 52,910,058 warrants outstanding under the January 2018 Warrants (see Note 4 and Note 8-Warrants in the accompanying unaudited condensed consolidated financial statements for additional information).

March 2018 Financing

On March 13, 2018, the Company entered into the Fifth Securities Purchase Agreement with the Purchasers for the sale of the Company’s March 2018 Notes and March 2018 Warrants.

As of March 31, 2019, the March 2018 Notes had outstanding principal and accrued interest of $182,238 and $42,069, respectively and are currently bearing interest at the default interest rate of 24% per annum and have a maturity date of November 13, 2018.

As of March 31, 2019, there were 79,365,086 warrants outstanding under the March 2018 Warrants (see Note 4 and Note 8-Warrants in the accompanying unaudited condensed consolidated financial statements for additional information).

July 2018 Financing

On July 25, 2018, the Company entered into Sixth Securities Purchase Agreement with an institutional investor for the sale of the July 2018 Note. The Note bears interest at 8% per year and will mature on the one-year anniversary of the date of issue.

As of March 31, 2019, the July 2018 Note had outstanding principal and accrued interest of $150,000 and $14,137, respectively (see Note 4 and Note 8-Warrants in the accompanying unaudited condensed consolidated financial statements for additional information).

September 2018 Financing

On September 24, 2018, the Company entered into the Seventh Purchase Agreement with the Seventh Round Purchasers for the sale of the Company’s September 2018 Notes and September 2018. The September 2018 Notes bear interest at a rate of 5% per year and shall mature on May 24, 2019.

As of March 31, 2019, the September 2018 Notes had outstanding principal and accrued interest of $1,361,111 and $78,683, respectively and are currently bearing interest at the default interest rate of 18% per annum.

As of March 31, 2019, there were 486,111,114 warrants outstanding under the September 2018 Warrants (see Note 4 and Note 8-Warrants in the accompanying unaudited condensed consolidated financial statements for additional information).

November 2018 Financing

On November 13, 2018, the Company entered into the Eighth Purchase Agreement with the Eighth Round Purchaser for the sale of the Company’s November 2018 Note and November 2018 Warrant. The November 2018 Note bears interest at a rate of 5% per year and shall mature on July 29, 2019.

As of March 31, 2019, the November 2018 Note had outstanding principal and accrued interest of $127,778 and $2,416, respectively.

As of March 31, 2019, there were 4,791,667 warrants outstanding under the November 2018 Warrants (see Note 4 and Note 8-Warrants in the accompanying unaudited condensed consolidated financial statements for additional information).

January 2019 Financing

On January 18, 2019, the Company entered into the Ninth and Tenth Purchase Agreements with the Ninth and Tenth Round Purchasers for the sale of the Company’s January 2019 Notes. The January 2019 Notes bear interest at a rate of 5% per year and shall mature on January 18, 2020.

As of March 31, 2019, the January 2019 Notes had an aggregate outstanding principal and accrued interest of $220,000 and $2,301, respectively. Warrants (see Note 4 in the accompanying unaudited condensed consolidated financial statements for additional information).

March 2019 Financing

On March 25, 2019, the Company entered into the Eleventh Purchase Agreement with the Eleventh Round Purchaser for the sale of the Company’s March 2019 Note and March 2019 Warrant. The March 2019 Note bears interest at a rate of 5% per year and shall mature on November 25, 2019.

As of March 31, 2019, the March 2019 Note had an aggregate outstanding principal and accrued interest of $55,556 and $46, respectively.

As of March 31, 2019, there were 2,083,333 warrants outstanding under the March 2019 Warrants (see Note 4 and Note 8-Warrants in the accompanying unaudited condensed consolidated financial statements for additional information).

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

April 2019 Financing

On April 1, 2019, the Company entered into a securities purchase agreement (the “Twelfth Purchase Agreement”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Twelfth Purchase Agreement, the Company issued to the Twelfth Round Purchaser for an aggregate subscription amount of $25,000: (i) 10% Original Issue Discount and 5% Senior Convertible Notes in the aggregate principal amount of $27,778 (the “April 2019 Note”) and (ii) 5 year warrants (the “April 2019 Warrant”) to purchase an aggregate of 1,041,667 shares of the Company’s common stock at an exercise price of $0.04 per share (subject to adjustments under certain conditions as defined in the April 2019 Warrant). The Company received $25,000 in aggregate net proceeds from the sale, net of $2,778 original issue discount. The April 2019 Note bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the April 2019 Note)), shall mature on December 2, 2019 and the principal and interest are convertible at any time at a conversion price equal to $0.02 per share (subject to adjustment as provided in the April 2019 Note); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the April 2019 Note shall be convertible and the April 2019 Warrant shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The investor may not convert the April 2019 Note to the extent that such conversion would result in beneficial ownership by the investor and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The April 2019 Note may be prepaid at anytime until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the April 2019 Note and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the April 2019 Note and accrued and unpaid interest during month six following the original issue date. In order to prepay the April 2019 Note, the Company shall provide twenty trading days prior written notice to the lender, during which time the investor may convert the April 2019 Note in whole or in part at the conversion price.

The initial exercise price of the April 2019 Warrant is $0.04 per share, subject to adjustment as described below, and the April 2019 Warrant are exercisable for five years after the issuance date. The April 2019 Warrant are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the April 2019 Warrant shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrant.

On April 29, 2019, The Company entered into Securities Purchase Agreements (each, an “SPA”) with a group of investors (the “Investors”) to purchase a series of convertible notes (the “April 2019 Notes II”) and accompanying warrants (the “April 2019 Warrants II”) for an aggregate investment amount of $184,950.00. Each SPA contains customary representations, warranties, and covenants of the Company and each Investor as detailed therein. The April 2019 Notes II were issued with a 10% original issuance discount and have an aggregate face value of $205,500.00 and bear an interest rate of 5% per annum (which shall increase to 18% per year upon the occurrence of an “Event of Default” (as defined in the April 2019 Notes II)), shall mature on December 29, 2019 (the “Maturity Date”). The principal and interest due under the April 2019 Notes II is payable in three equal payments in cash (or in shares of common stock at the Company’s election and subject to certain conditions in the April 2019 Notes II) on October 29, 2019, November 29, 2019 and the Maturity Date (each, a “Payment Date”). The April 2019 Notes II are convertible at any time into shares of the Company’s common stock at a conversion price equal to $0.02 per share for any amount of principal and accrued interest remaining outstanding (subject to adjustment as provided therein); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the April 2019 Notes II shall be convertible at 60% of the lowest closing price during the prior twenty trading days. The Company may prepay any of the April 2019 Notes II at any time until the first Payment Date at an amount between 115% and 120% of outstanding principal balance and accrued interest, depending on the date of prepayment.

In connection with the April 2019 Notes II, each Investor was issued a warrant (the “April 2019 Warrants II”) to purchase an amount of common stock equal to 75% of the Shares issuable upon conversion of the April 2019 Notes II issued to such Investor at an exercise price of $0.04 per share (subject to adjustment as provided therein) until April 29, 2024. The April 2019 Warrants II are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants.

Additional Purchaser Rights and Company Obligations

The Securities Purchase Agreements include additional purchaser rights and Company obligations including obligations on the Company to reimburse the Purchasers for legal fees and expenses, satisfy the current public information requirements under SEC Rule 144(c), obligations on the Company with respect to the use of proceeds from the sale of securities and Purchaser rights to participate in future Company financings. Reference should be made to the full text of the Securities Purchase Agreements.

Common Stock for debt conversion

During the three months ended March 31, 2019, the Purchasers converted an aggregate of $177,766 and $13,798 outstanding principal and interest of the Notes, respectively, and $36,134 of default interest, into 42,931,251 shares of its common stock.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three months ended March 31, 2019 and year ended December 31, 2018 include the valuation of assets and liabilities of discontinued operations, useful life of property and equipment, valuation of ROU assets and operating lease liabilities, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation of derivative liabilities, and the fair value of assets acquired and liabilities assumed in the business acquisition.

Fair value of financial instruments and fair value measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2019. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. The updated guidance is effective for interim and annual periods beginning after December 15, 2018.

On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and; (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the condensed consolidated statements of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2019, our disclosure controls and procedures were not effective.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2019. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of March 31, 2019, our internal control over financial reporting was not effective.

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

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for provided below, all unregistered sales of our securities during the three months ended March 31, 2019, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

1.	During the three months ended March 31, 2019, the Company issued to a lender, an aggregate of 31,962,041 shares of common stock upon conversion of debt of $167,682, including both principal and interest.

2.	During the three months ended March 31, 2019, the Company issued to a second lender, an aggregate of 8,188,388 shares of common stock upon conversion of $45,000 outstanding principal.

3.	During the three months ended March 31, 2019, the Company issued to a third lender, an aggregate of 2,780,822 shares of common stock upon conversion of debt of $15,016, including both principal and interest

The shares of common stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

From June 2017 to September 2017, we entered into loan agreements with several third parties (the “Loans”). Pursuant to the loan agreements, we borrowed an aggregate principal amount of $538,875. The Loans bear interest at an annual rate of 33.3%, are unsecured and are in default due to non-payment as of March 31, 2019.

As of March 31, 2019, we were in default on certain of our convertible debt instruments and loans caused by the non-payment of balance due pursuant to the repayment terms.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

10.1	Form of Note issued April 29, 2019 (incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K filed with the SEC on May 2, 2019).

10.2	Form of Warrant issued April 29, 2019 (incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K filed with the SEC on May 2, 2019).

10.3	Form of Securities Purchase Agreement issued April 29, 2019 (incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K filed with the SEC on May 2, 2019).

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCBIOMUNE PHARMACEUTICALS, INC.

Dated: May 15, 2019	By:	/s/ Brian Barnett, MD
Brian Barnett, MD
Chief Executive Officer (principal executive officer)

Dated: May 15, 2019	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk
Chief Financial Officer and President (principal financial officer and principal accounting officer)

