Form 10-Q
period 2019-09-30
OncBioMune Pharmaceuticals, Inc
filed 2019-11-19
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 665,899 shares as of November 11, 2019.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

Form 10-Q

September 30, 2019

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$136,087	$201
Prepaid expenses and other current assets	235,292	215,681

Total Current Assets	371,379	215,882

OTHER ASSETS:
Property and equipment, net	2,550	4,304
Right-of-use asset, net	32,569	-
Security deposit	6,400	6,400

Total Assets	$412,898	$226,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible debt, net	$2,763,346	$1,434,252
Notes payable	538,875	538,875
Accounts payable	857,807	550,296
Accrued liabilities	1,385,940	884,035
Lease payable - current	32,569	-
Derivative liabilities	7,477,494	3,364,032
Due to related parties	347,436	315,466
Liabilities of discontinued operations	686,547	686,547

Total Current Liabilities	14,090,014	7,773,503

Total Liabilities	14,090,014	7,773,503

Commitments and contingencies (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value; 26,667 authorized;
Series A Preferred stock: $0.0001 par value; 1,333 shares authorized; 1,333 issued and outstanding at September 30, 2019 and December 31, 2018	-	-
Series B Preferred stock: $0.0001 par value; 10,523 shares authorized; 3,856 and 10,523 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	-	1
Common stock: $0.0001 par value, 6,666,667 shares authorized; 479,050 and 330,216 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	48	33
Common stock issuable: 22,828 commons stock issuable as of September 30, 2019 and December 31, 2018	2	2
Additional paid-in capital	10,558,859	9,640,711
Accumulated deficit	(24,236,025)	(17,187,664)

Total Stockholders’ Deficit	(13,677,116)	(7,546,917)

Total Liabilities and Stockholders’ Deficit	$412,898	$226,586

See accompanying notes to the unaudited condensed consolidated financial statements

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	140,680	207,876	479,860	523,669
Compensation expense	214,387	233,072	705,803	539,927
Research and development expense	8,825	16,316	161,453	101,097
General and administrative expenses	45,988	36,221	140,404	118,576

Total Operating Expenses	409,880	493,485	1,487,520	1,283,269

LOSS FROM OPERATIONS	(409,880)	(493,485)	(1,487,520)	(1,283,269)

OTHER INCOME (EXPENSE):
Interest expense	(54,257)	(650,092)	(1,431,253)	(1,391,270)
Derivative income (expense)	(523,595)	(860,084)	(4,053,257)	4,495,597
(Loss) gain on debt extinguishment	(46)	1,359,128	(76,331)	2,109,621
Gain (loss) on foreign currency transactions	-	-	-	33,633

Total Other Income (Expense)	(577,898)	(151,048)	(5,560,841)	5,247,581

INCOME (LOSS) FROM CONTINUING OPERATIONS	(987,778)	(644,533)	(7,048,361)	3,964,312

NET INCOME (LOSS)	$(987,778)	$(644,533)	$(7,048,361)	$3,964,312

COMPREHENSIVE INCOME (LOSS:)
Net income (loss)	$(987,778)	$(644,533)	$(7,048,361)	$3,964,312

Other comprehensive loss:
Unrealized foreign currency translation gain (loss)	-	-	-	(25,184)

Comprehensive income (loss)	$(987,778)	$(644,533)	$(7,048,361)	$3,969,128

NET INCOME (LOSS) PER COMMON SHARE - Basic
Continuing operations - basic	$(2.31)	$(1.97)	$(14.71)	$13.26
Continuing operations - diluted	$(2.31)	$(1.97)	$(14.71)	$13.26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	426,807	327,793	479,309	299,029
Diluted	426,807	327,793	479,309	299,029

See accompanying notes to the unaudited condensed consolidated financial statements

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 and 2018

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock Issuable		Additional		Accumulated other	Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	comprehensive gain	Stockholders’ (Deficit)

Balance, December 31, 2018	1,333	$-	10,523	$1	330,216	$33	22,828	$2	$9,640,711	$(17,187,664)	$-	$(7,546,917)

Redemption of Series B Preferred	-	-	(6,667)	(1)	-	-	-	-	(499)	-	-	(500)

Accretion of stock options	-	-	-	-	-	-	-	-	68,383	-	-	68,383

Common stock issued, at fair value, upon conversion of convertible debt and interest	-	-	-	-	57,242	6	-	-	439,352	-	-	439,358

Net loss	-	-	-	-	-	-	-	-	-	(4,448,618)	-	(4,448,618)

Balance at March 31, 2019	1,333	$-	3,856	$-	387,458	$39	22,828	$2	$10,147,947	$(21,636,282)	$-	$(11,488,294)

Accretion of stock options	-	-	-	-	-	-	-	-	49,533	-	-	49,533

Common stock issued, at fair value, upon conversion of convertible debt and interest	-	-	-	-	34,980	3	-	-	181,753	-	-	181,756

Net loss	-	-	-	-	-	-	-	-	-	(1,611,965)	-	(1,611,965)

Balance at June 30, 2019	1,333	$-	3,856	$-	422,438	$42	22,828	$2	$10,379,233	$(23,248,247)	$-	$(12,868,970)

Accretion of stock options	-	-	-	-	-	-	-	-	30,137	-	-	30,137

Common stock issued, at fair value, upon conversion of convertible debt and interest	-	-	-	-	56,612	6	-	-	149,489	-	-	149,495

Net loss	-	-	-	-	-	-	-	-	-	(987,778)	-	(987,778)

Balance at September 30, 2019	1,333	$-	3,856	$-	479,050	$48	22,828	$2	$10,558,859	$(24,236,025)	$-	$(13,677,116)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock Issuable		Additional		Accumulated other	Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	comprehensive gain	Stockholders’ (Deficit)

Balance at December 31, 2017	1,333	$-	10,523	$1	227,115	$33	-	$-	$8,821,793	$(23,655,989)	$25,184	$(14,808,978)

Accretion of stock options	-	-	-	-	-	-	-	-	32,621	-	-	32,621

Shares issued for cash and subscription receivable pursuant to subscription agreements	-	-	-	-	800	-	-	-	6,000	-	-	6,000

Shares issued upon conversion of convertible debt and interest	-	-	-	-	37,933	4	-	-	335,685	-	-	335,689

Shares issued upon cashless warrant exercise	-	-	-	-	24,572	2	-	-	(2)	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	9,317,940	-	9,317,940

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	(55,262)	(55,262)

Balance at March 31, 2018	1,333	$-	10,523	$1	290,420	$39	-	$-	$9,196,097	$(14,338,049)	$(30,078)	$(5,171,990)

Accretion of stock options	-	-	-	-	-	-	-	-	12,233	-	-	12,233

Shares issued upon conversion of convertible debt and interest	-	-	-	-	13,260	1	-	-	35,576	-	-	35,577

Shares issued upon cashless warrant exercise	-	-	-	-	5,746	1	-	-	(1)	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(4,709,095)	-	(4,709,095)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	30,078	30,078

Balance at June 30, 2018	1,333	$-	10,523	$1	309,426	$41	-	$-	$9,243,905	$(19,047,144)	$-	$(9,803,197)

Accretion of stock options	-	-	-	-	-	-	-	-	109,214	-	-	109,214

Common stock issued for services	-	-	-	-	3,333	-	-	-	52,500	-	-	52,500

Shares issued upon conversion of convertible debt and interest	-	-	-	-	10,700	1	-	-	43,146	-	-	43,147

Shares issued upon cashless warrant exercise	-	-	-	-	13,302	1	-	-	(1)	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(644,533)	-	(644,533)

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-

Balance at September 30, 2018	1,333	$-	10,523	$1	336,761	$43	-	$-	$9,448,764	$(19,691,677)	$-	$(10,242,869)

See accompanying notes to the unaudited condensed consolidated financial statements

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended
	September 30
	2019	2018

CASH FLOWS USED IN OPERATING ACTIVITIES
Net income (loss)	$(7,048,361)	$3,964,312
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,754	1,753
Stock-based compensation	148,053	154,068
Stock issued for services	-	52,500
Amortization of debt discount	1,248,031	848,280
Derivative expense (income)	4,053,257	(4,495,598)
Loss (gain) on debt extinguishment	76,331	(2,355,431)
Non-cash default interest on debt	(179,989)	-
Gain on foreign currency transactions	-	(25,184)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(19,611)	(213,559)
Accounts payable	307,511	79,292
Liabilities of discontinued operations	-	(8,449)
Accrued liabilities and other liabilities	581,740	701,227

NET CASH USED IN OPERATING ACTIVITIES	(831,284)	(1,296,789)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances, net	31,970	72,239
Proceeds from convertible debt, net of cost	935,700	1,921,643
Repayment of convertible debt	-	(654,191)
Redemption of Series B Preferred	(500)	-
Proceeds from sale of common stock and subscription receivable	-	6,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	967,170	1,345,691

NET INCREASE IN CASH	135,886	48,902

CASH, beginning of the period	201	1,431

CASH, end of the period	$136,087	$50,333

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,345	$484,151
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for convertible debt and interest	$402,011	$414,413
Issuance of common stock for casheless exercise of warrants	$-	$3,271
Increase in debt discount and derivative liabilities	$352,472	$4,160,959
Debt issue cost	$117,890	$-
Initial amount of ROU asset and related liability	$59,216	$-
Reduction of the ROU asset and related liability	$26,647	$-

See accompanying notes to unaudited condensed consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

OncBioMune Pharmaceuticals, Inc. (the “Company”) is a clinical-stage biopharmaceutical company engaged in the development of novel cancer immunotherapy products, with a proprietary vaccine technology that is designed to stimulate the immune system to attack its own cancer while not attacking the patient’s healthy cells. The Company has proprietary rights to an immunotherapy platform with an initial focus on prostate and breast cancers but that may be used to fight any solid tumor. The Company is also developing targeted therapies. Our mission is to improve overall patient condition through innovative bio-immunotherapy with proven treatment protocols, to lower deaths associated with cancer and to reduce the cost of cancer treatment. We believe our technology is safe, and utilizes clinically proven research methods of treatment to provide optimal likelihood of patient recovery.

On March 10, 2017 (the “Closing Date”), the Company completed the acquisition of 100% of the issued and outstanding capital stock of Vitel Laboratorios, S.A. de C.V., a Mexican variable stock corporation (“Vitel”) from its shareholders Manuel Cosme Odabachian and Carlos Fernando Alaman Volnie (collectively, the “Vitel Stockholders”) pursuant to the terms and conditions of a Contribution Agreement to the Property of Trust F/2868 entered into among the Company and the Vitel Stockholders on the Closing Date (the “Contribution Agreement”). The Company acquired Vitel for the purpose of commercializing the Company’s ProscaVax™ vaccine technology and cancer technologies in Mexico, Central and Latin America and to utilize Vitel’s distribution network and customer and industry relationships.

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

On August 6, 2019, the Company filed an amendment to its Articles of Incorporation to increase its authorized common stock from 1,500,000,000 shares to 5,000,000,000 shares (see Note 8). The Company’s 5,020,000,000 authorized shares consist of 5,000,000,000 shares of common stock at $0.0001 per share par value, and 20,000,000 shares of preferred stock at $0.0001 per share par value.

On August 28, 2019, the Company filed an amendment to its Articles of Incorporation to implement a reverse stock split of the Company’s issued and outstanding shares of common and preferred stock at a ratio of 1-for-750 (the “Reverse Stock Split”), which became effective on September 12, 2019. In addition, the Company amended the articles to reduce the Company’s authorized shares to; (i) 6,666,667 shares of common stock and; (ii) 26,667 shares of preferred stock, including 1,333 shares of Series A Preferred and 10,523 shares of Series B Preferred. The Reverse Stock Split did not have any effect on the stated par value of the common and preferred stock. All share and per share amounts in the accompanying historical condensed consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split (see Note 8).

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

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the year ended December 31, 2018 of the Company which were included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2019.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Going concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net (loss) from continuing operations of $(7,048,361) for the nine months ended September 30, 2019. The net cash used in operations was $831,284 for the nine months ended September 30, 2019. Additionally, the Company had an accumulated deficit of $24,236,025 at September 30, 2019 and had a working capital deficit of $13,718,635 at September 30, 2019, had no revenues from continuing operations since inception, and is currently in default on certain convertible debt instruments. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the nine months ended September 30, 2019 and year ended December 31, 2018 include the valuation of assets and liabilities of discontinued operations, useful life of property and equipment, valuation of operating lease right-of-use (“ROU”) assets and liabilities, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions and the valuation of derivative liabilities.

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

Fair value of financial instruments and fair value measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2019. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The carrying amounts reported in the consolidated balance sheets for cash, due from and to related parties, prepaid expenses, accounts payable and accrued liabilities approximate their fair market value based on the short-term maturity of these instruments.

	At September 30, 2019			At December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$7,477,494	—	—	$3,364,032

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at December 31, 2018	$3,364,032
Initial valuation of derivative liabilities included in debt discount	352,472
Initial valuation of derivative liabilities included in derivative income (expense)	—
Reclassification of derivative liabilities to gain (loss) on debt extinguishment	(292,267)
Change in fair value included in derivative income (expense)	4,053,257
Balance at September 30, 2019	$7,477,494

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At September 30, 2019 and December 31, 2018, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of September 30, 2019 and December 31, 2018. The Company has not experienced any losses in such accounts through September 30, 2019.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the three and nine months ended September 30, 2019 and 2018, the Company did not record any impairment loss.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Derivative liabilities

The Company has certain financial instruments that are embedded derivatives associated with capital raises. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10 – Derivative and Hedging – Contract in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment.

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of January 1, 2019 and the Company elected to record the effect of this adoption retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the condensed consolidated balance sheet as of the beginning of 2019, the period which the amendment is effective. The Company adopted ASU No. ASU No. 2017-11 in the first quarter of 2019, and the adoption did not have any impact on its consolidated financial statement and there was no cumulative effect adjustment.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Basic and diluted loss per share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of September 30, 2019 and 2018 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	September 30,
	2019	2018
Stock warrants	15,964,516	275,514
Convertible debt	12,333,669	234,282
Stock options	52,730	28,667
Series A preferred stock	1,333	—
Series B preferred stock	3,856	—
	28,356,104	538,463

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2019, and December 31, 2018, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2019.

Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred. For the nine months ended September 30, 2019 and 2018, research and development costs were $161,453 and $101,097, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

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

Recent accounting pronouncements

In August 2018, the FASB issued ASU 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company does not believe this will have any material impact on the Company’s consolidated financial statements.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited consolidated financial statements.

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

The assets and liabilities classified as discontinued operations in the Company’s consolidated financial statements as of September 30, 2019 and December 31, 2018 are set forth below.

	September 30, 2019	December 31, 2018
Assets:
Current assets:
Cash	$—	—
Total current assets	—	—
Total assets	$—	$—
Liabilities:
Current liabilities:
Accounts payable	$686,547	$686,547
Due to related parties	—	—
Payroll liabilities	—	—
Total current liabilities	686,547	686,547
Total liabilities	$686,547	$686,547

NOTE 4 – CONVERTIBLE DEBT

November 2016 Financing

On November 23, 2016, the Company entered into Amended and Restated Securities Purchase Agreements (the “Amended and Restated Securities Purchase Agreements”) with three institutional investors (the “Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Amended and Restated Securities Purchase Agreements, the Company issued upon closing to the Purchasers for an aggregate subscription amount of $350,000, (i) 14.29% Original Issue Discount 10% Senior Secured Convertible Notes (the “November 2016 Notes”) and (ii) warrants (the “Warrants”) to purchase aggregate of 3,111 shares of the Company’s common stock at an initial exercise price of $131.25 (subject to adjustments under certain conditions as defined in the Warrants) (see below for reduction of warrant exercise price) which are exercisable for a period of five years from November 23, 2016. The aggregate principal amount of the November 2016 Notes was $350,000 and the Company received $300,000 after giving effect to the original issue discount of $50,000. The November 2016 Notes bore interest at a rate equal to 10% per annum (which interest rate increased to 24% per annum upon the occurrence of an Event of Default (as defined in the November 2016 Notes)), had a maturity date of July 23, 2017 and were convertible (principal, and interest) at any time after the issuance date into shares of the Company’s common stock at an initial conversion price equal to $112.50 per share (subject to adjustment as provided in the Note) (see below for reduction for reduction of conversion price), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the November 2016 Notes were convertible and the November 2016 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). Due to non-payment of the November 2016 Notes, an event of default occurred and accordingly, the November 2016 Notes and Warrants are convertible and exercisable based on the default terms.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

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

In 2017, the Purchasers converted $369,423 and $32,878 of outstanding principal and interest, respectively, of the November 2016 Notes into 11,150 shares of common stock.

In 2018, the Purchasers fully converted the remaining outstanding principal and interest of $139,712 and $21,869, respectively, of the November 2016 Notes into 17,372 shares of common stock. As of December 31 2018, there were no November 2016 Notes outstanding.

The November 2016 Notes and related Warrants includes; (i) down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception; and (ii) default conversion and exercise price provisions where, the November 2016 Notes shall be convertible and the November 2016 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). Subsequent to the date of these November 2016 Notes, the Company sold stock at a share price of $56.25 per share then $37.50 per share and then $7.50 per share. Accordingly, pursuant to these ratchet provisions, the conversion price on the November 2016 Notes were lowered to $37.50 per share then to $22.50 per share and then to $4.50 per share and the exercise price of the November 2016 Warrants was lowered to $4.50. Additionally, the total number of November 2016 Warrants were increased on a full ratchet basis from 3,111 warrants to 42,346 warrants, an increase of 39,235 warrants (see Note 8). In September 2017, the Company issued 12,729 shares of its common stock upon the cashless exercise of 12,099 of these warrants (see Note 8). As of September 30, 2019, there were 30,247 warrants outstanding under the November 2016 Warrants.

June 2017 Financing

On June 2, 2017, the Company entered into a Securities Purchase Agreement (the “Second Securities Purchase Agreement”) with the Purchasers for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Second Securities Purchase Agreement, the Company issued the Purchasers for an aggregate subscription amount of $233,345: (i) 14.29% Original Issue Discount 10% Senior Secured Convertible Notes (the “June 2017 Notes”); and (ii) warrants (the “June 2017 Warrants”) to purchase an aggregate of 2,074 shares of the Company’s common stock at an initial exercise price of $131.25 (subject to adjustments under certain conditions as defined in the June 2017 Warrants) and exercisable for five years after the issuance date.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The aggregate principal amount of the June 2017 Notes was $233,345 and the Company received $190,000 after giving effect to the original issue discount of $33,345 and $10,000 of offering costs. The June 2017 Notes bear interest at a rate equal to 10% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the June 2017 Notes)), have a maturity date of February 2, 2018 and are convertible (principal and interest) at any time after the issuance date, into shares of the Company’s common stock at an initial conversion price equal to $112.50 per share (subject to adjustment as provided in the June 2017 Notes), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the June 2017 Notes shall be convertible and the June 2017 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The June 2017 Notes are currently in default. The June 2017 Notes provide for two amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 120% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 125% of the applicable amortization payment. The June 2017 Notes may be prepaid at any time until the 180th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the three months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the June 2017 Notes and accrued and unpaid interest during months four through six following the Original Issue Date. In order to prepay the June 2017 Notes, the Company shall provide 20 Trading Days prior written notice to the Holder, during which time the Holder may convert the June 2017 Notes in whole or in part at the Conversion Price. During the nine months ended June 30, 2018, the Company also increased the principal amount of these notes by $2,268 for other default charges and other expenses. In 2018, the Purchasers converted $118,786 and $7,036 outstanding principal and interest, respectively, of the June 2017 Notes into 19,819 shares of common stock. In addition, pursuant a securities purchase agreement dated September 24, 2018, the Company purchased back from one Purchaser, a June 2017 Note with $37,814 and $4,534 of outstanding principal and interest, respectively, (see-Puritan Settlement Agreement below). During the three months ended March 31, 2019, the Purchasers converted $77,782, $13,593 and $36,134 outstanding principal, interest and default interest, respectively, of the June 2017 Notes into 32,180 shares of common stock. As of September 30, 2019, the June 2017 Notes had outstanding principal and accrued interest of $1,495 and $0, respectively.

The June 2017 Notes and related June 2017 Warrants includes; (i) down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception; and (ii) default conversion and exercise price provisions where, the June 2017 Notes shall be convertible and the June 2017 Warrants shall be exercisable at Default Conversion Price as defined above. Subsequent to the date of these June 2017 Notes, the Company sold stock at a share price of $37.50 per share and then $7.50 per share. Accordingly, pursuant to these ratchet provisions, the conversion price of the notes were lowered to $4.50 per shares and the exercise price of the June 2017 Warrants were lowered to $4.50 per share and the total number of June 2017 Warrants were increased on a full ratchet basis from 2,074 warrants to 60,497 warrants, an increase of 58,423 warrants (see Note 8). In 2018, the Company issued 11,332 shares of its common stock upon the cashless exercise of 20,166 of the June 2017 Warrants. As of September 30, 2019, there were 40,331 warrants outstanding under the June 2017 Warrants.

July 2017 Financing

On July 26, 2017, the Company entered into a Securities Purchase Agreement (the “Third Securities Purchase Agreement”) with the Purchasers for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Third Securities Purchase Agreement, the Company issued to the Purchasers for an aggregate subscription amount of $300,000: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,883 (the “July 2017 Notes”); and (ii) warrants (the “July 2017 Warrants”) to purchase an aggregate of 6,359 shares of the Company’s common stock at an exercise price of $75.00 per share (subject to adjustments under certain conditions as defined in the Warrants). The July 2017 Notes were issued on July 26, 2017. The July 2017 Notes bear interest at a rate equal to 5% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the July 2017 Notes)), have a maturity date of March 25, 2018 and are convertible (principal, and interest) at any time after the issuance date into shares of the Company’s common stock at a conversion price equal to $52.50 per share (subject to adjustment as provided in the July 2017 Notes), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the July 2017 Notes shall be convertible and the July 2017 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The July 2017 Notes are currently in default. The July 2017 Notes provide for three amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 110% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 115% of the applicable amortization payment. The July 2017 Notes may be prepaid at any time until the 210th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the three months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the July 2017 Notes and accrued and unpaid interest during months four through seven following the Original Issue Date. In order to prepay the July 2017 Notes, the Company shall provide 20 Trading Days prior written notice to the Purchaser, during which time the Purchaser may convert the July 2017 Notes in whole or in part at the Conversion Price. During the year ended December 31, 2018, the Purchasers converted $111,295 and $11,414 outstanding principal and interest, respectively, of the July 2017 Notes into 31,053 shares of common stock. In addition, pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, a July 2017 Note with $155,812 and $38,395 of outstanding principal and interest, respectively (see-Puritan Settlement Agreement below). As of September 30, 2019, the July 2017 Notes had outstanding principal and accrued interest of $44,518 and $24,174, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

On June 5, 2018, the original purchaser of the July 2017 Notes entered into an Assignment Agreement (“First Note Assignment”) with the assignee (“First Assignee”) for the sale of a portion of the July 2017 Notes (“First Assigned Note”) with outstanding principal of $111,295 and accrued interest of $29,180. In connection with the First Note Assignment, a default interest in the amount of $53,733 was charged, which was included in the sale price and updated principal of the First Assigned Note totaling $194,208.

On October 16, 2018, the First Assignee, in turn entered into an Assignment Agreement (“Second Note Assignment”) with a another assignee (“Second Assignee”) for the sale of the First Assigned Note with outstanding principal of $194,208 and accrued interest of $3,204. In connection with the Second Note Assignment, a prepayment premium of $49,353 was charged which was included in the sale price and updated principal of $246,765. In 2018, the Purchasers converted $17,500 of the outstanding principal of the new Note (“Second Assigned Note”), into 3,613,688 shares of common stock. During the six months ended June 30, 2019, the Purchasers converted $55,000 of the outstanding principal of the Second Assigned Note, into 10,966,166 shares of common stock. As of June 30, 2019, the Second Assigned Note had an outstanding principal balance of $174,264 and accrued interest of $0.

During the quarter ended September 30, 2019, the default interest charged on June 2018 of $53,733 and prepayment premium charged on October 2018 of $49,535, an aggregate penalties of $103,268, was contested by the Company and the penalties related to these note assignments were removed from the outstanding principal balance of the July 2017 Notes. In addition, certain amounts of the accrued liabilities had been previously included in the principal balance of $32,384 was reversed and a new accrued interest based in the agreed upon principal balance was accrued which totaled $30,612. As of September 30, 2019, the July 2017 Notes had an outstanding principal balance of $38,794 and accrued interest of $30,612.

The July 2017 Notes and related Warrants includes; (i) down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception; and (ii) default conversion and exercise price provisions where, the July 2017 Notes shall be convertible and the July 2017 Warrants shall be exercisable at the Default Conversion Price as define above. Subsequent to the date of these July 2017 Notes, the Company sold stock at a share price of $37.50 per share and then at $7.50 per share. Accordingly, pursuant to these ratchet provisions, the conversion price of the July 2017 Notes was lowered to $4.50 per share and the exercise price of the July 2017 Warrants was lowered to $4.50 per share and the total number of July 2017 Warrants was increased on a full ratchet basis from 6,359 warrants to 105,994 warrants, an increase of 99,635 warrants (see Note 8). In 2018, the Company issued 32,289 shares of its common stock upon the cashless exercise of 35,332 of these warrants. As of September 30, 2019, there were 70,662 warrants outstanding under the July 2017 Warrants.

January 2018 Financing

On January 29, 2018, the Company entered into a Securities Purchase Agreement (the “Fourth Securities Purchase Agreement”) with the Purchasers for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Fourth Securities Purchase Agreement, the Company issued to the Purchasers for an aggregate subscription amount of $333,333: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,333 (the “January 2018 Notes”); and (ii) 5 year warrants (the “January 2018 Warrants”) to purchase an aggregate of 11,111 shares of the Company’s common stock at an exercise price of $30.00 per share (subject to adjustments under certain conditions as defined in the Warrants). The closing under the Fourth Securities Purchase Agreement occurred on January 29, 2018. The aggregate principal amount of the January 2018 Notes is $333,333 and the Company received $295,000 after giving effect to the original issue discount of $33,333 and offering costs of $5,000. These January 2018 Notes bear interest at a rate equal to 5% per annum (which interest rate is increased to 18% per annum upon the occurrence of an Event of Default (as defined in the January 2018 Notes)), have a maturity date of September 29, 2018 and are convertible (principal, and interest) at any time after the issuance date into shares of the Company’s common stock at a conversion price equal to $22.50 per share (subject to adjustment as provided in the January 2018 Notes), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the January 2018 Notes shall be convertible and the January 2018 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The January 2018 Notes are currently in default. The January 2018 Notes provide for three amortization payments on the six-month, seven-month and eight-month anniversary of the original issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash, then the payment is an amount equal to 110% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 115% of the applicable amortization payment. The January 2018 Notes may be prepaid at any time until the 180th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the five months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the January 2018 Notes and accrued and unpaid interest during the six month following the Original Issue Date. In order to prepay the January 2018 Notes, the Company shall provide 20 Trading Days prior written notice to the Purchaser, during which time the Purchaser may convert the January 2018 Notes in whole or in part at the Conversion Price. Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, a January 2018 Note with $111,111 and $98,031 outstanding principal and interest, respectively (see-Puritan Settlement Agreement below). As of September 30, 2019, the January 2018 Notes had outstanding principal and accrued interest of $222,222 and $57,321, respectively.

The January 2018 Notes and related Warrants includes; (i) down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception; and (ii) default conversion and exercise price provisions where, the January 2018 Notes shall be convertible and the January 2018 Warrants shall be exercisable at the Default Conversion Price as defined above. The total number of January 2018 Warrants were increased on a full ratchet basis from 11,111 warrants to 963,822, an aggregate increase of 952,711 warrants (see Note 8). Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, warrants to purchase 10,078 (post anti-dilution) of the Company’s common stock (see-Puritan Settlement Agreement below). As of September 30, 2019, there were 953,744 warrants outstanding under the January 2018 Warrants.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

March 2018 Financing

On March 13, 2018, the Company entered into a Securities Purchase Agreement (the “Fifth Securities Purchase Agreement”) securities with the Purchasers for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Fifth Purchase Agreement, the Company issued for an aggregate subscription amount of $333,333: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,333 (the “March 2018 Notes”) and (ii) warrants (the “March 2018 Warrants”) to purchase an aggregate of 16,667 shares of the Company’s common stock at an exercise price of $30.00 per share. The aggregate principal amount of the March 2018 Notes is $333,333 and as of the date the Company received $61,000 after giving effect to the original issue discount of $33,333 and offering costs of $10,000 which are treated as a debt discount, the payment of legal and accounting fees of $29,000 not related to March 2018 Notes and the funding of an escrow account held by an escrow agent of $200,000. The March 2018 Notes bear interest at a rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the March 2018 Notes)), have a maturity date of November 13, 2018 and the principal and interest are convertible at any time at a conversion price equal to $15.00 per share (subject to adjustment as provided in the March 2018 Notes); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the March 2018 Notes shall be convertible and the March 2018 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The March 2018 Notes are currently in default. The March 2018 Notes provide for amortization payments on each of the six-month anniversary of the issue date, seven-month anniversary of the issue date and on the maturity date with each amortization payment being one third of the total outstanding principal and all interest accrued as of the payment date. If the six-month amortization payment is made in cash then the Company shall pay the holder 110% of the applicable amortization payment and if the seven-month or the maturity date amortization payments are made in cash then the Company shall pay the holder 115% of the applicable amortization payment. The holder may elect at its option to receive the amortization payments in common stock subject to certain equity conditions. The March 2018 Notes may be prepaid at any time until the 180th day following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest through the five month anniversary of the issue date, and (ii) 120% of outstanding principal balance of the Notes and accrued and unpaid interest from the fifth month anniversary of the issue date through the six month anniversary of the issue date. In order to prepay the March 2018 Notes, the Company shall provide 20 trading days prior written notice to the holders, during which time a holder may convert its March 2018 Notes in whole or in part at the conversion price. Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, a convertible note with $111,111 and $97,383 outstanding principal and accrued interest, respectively (see-Puritan Settlement Agreement below). During the nine months ended September 30, 2019, the Purchasers converted $69,444 and $612 outstanding principal and accrued interest, respectively, of the March 2017 Notes into 21,779 shares of common stock. As September 30, 2019, the March 2018 Notes had outstanding principal and accrued interest of $152,778 and $39,431, respectively.

The March 2018 Notes and related March 2018 Warrants includes; (i) down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception; and (ii) default conversion and exercise price provisions where, the March 2018 Notes shall be convertible and shall be exercisable at the Default Conversion Price as defined above. Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, warrants to purchase 15,117 (post anti-dilution) of the Company’s common stock (see-Puritan Settlement Agreement below). The total number of March 2018 Warrants was increased, during the nine months ended September 30, 2019, on a full ratchet basis from 16,667 warrants to 1,445,734, an aggregate increase of 1,429,067 warrants. As of September 30, 2019, there were 1,430,616 warrants outstanding under the March 2018 Warrants (see Note 8).

July 2018 Financing

On July 25, 2018, the Company entered into a securities purchase agreement (the “Sixth Securities Purchase Agreement”) with an institutional investor for the sale of a convertible note in the aggregate principal amount of $150,000 (the “July 2018 Note”). The July 2018 Note bears interest at 8% per year and matures on July 24, 2019. The July 2018 Note is convertible into common stock at a 25% discount to the average of the closing prices of the common stock for the prior five trading days including the date upon which a notice of conversion is received by the Company or its transfer agent. The holder will not have the right to convert any portion of its note if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to its conversion. The July 2018 Note may be prepaid at the Company’s option at a 105% premium between 30 days and 180 days after issuance, and at a 110% premium between 180 days after issuance and the maturity date. Upon certain events defined in the note as “sale events”, the holder may demand repayment of the note for 125% of the principal plus accrued but unpaid interest. The note also includes certain penalties upon the occurrence of an event of default, including an increase in the principal and reduction in the conversion rate, as further described in the July 2018 Note. The Company agreed to use its best efforts to file a proxy statement and take all necessary corporate actions in order to obtain shareholder approval to increase its authorized shares of common stock or effect a reverse split to allow for reserving sufficient shares of common stock to allow for full conversion of the July 2018 Note. The July 2018 Note is currently in default. As of September 30, 2019, the July 2018 Note had outstanding principal and accrued interest of $150,000 and $19,537, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

September 2018 Financing

On September 24, 2018, the Company entered into a securities purchase agreement (the “Seventh Purchase Agreement” and together with the Amended and Restated Purchase Agreements and the Second, Third, Fourth, Fifth and Sixth Purchase Agreement, the “Securities Purchase Agreements”) with four accredited investors (the “Seventh Round Purchasers” and together with the Purchasers, the “Note Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Seventh Purchase Agreement, the Company issued to the Seventh Round Purchasers for an aggregate subscription amount of $1,361,111; (i) 10% Original Issue Discount 5% Senior Convertible Notes in the aggregate principal amount of $1,361,111 (the “September 2018 Notes”) and (ii) 5 year warrants (the “September 2018 Warrants”) to purchase an aggregate of 68,056 shares of the Company’s common stock at an exercise price of $30.00 per share (subject to adjustments under certain conditions as defined in the September 2018 Warrants). The Company received $1,181,643 in aggregate net proceeds from the sale, net of $136,111 original issue discount and $43,357 in legal fees. The September 2018 Notes bear interest at a rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the September 2018 Notes)), had a maturity date of May 24, 2019 and the principal and interest are convertible at any time at a conversion price equal to $15.00 per share (subject to adjustment as provided in the September 2018 Notes); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the September 2018 Notes shall be convertible and the September 2018 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days (the “Default Conversion Price”). The September 2018 Notes are currently in default. The September 2018 Notes provide for amortization payments on each of the six-month anniversary of the issue date, seven-month anniversary of the issue date and on the maturity date with each amortization payment being one third of the total outstanding principal and all interest accrued as of the payment date. If the six-month amortization payment is made in cash then the Company shall pay the holder 110% of the applicable amortization payment and if the seven-month or the maturity date amortization payments are made in cash then the Company shall pay the holder 115% of the applicable amortization payment. The holder may elect at its option to receive the amortization payments in common stock subject to certain equity conditions. The Notes may be prepaid at any time until the 180th day following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the note and accrued and unpaid interest through the five month anniversary of the issue date, and (ii) 120% of outstanding principal balance of the notes and accrued and unpaid interest during month six following the original issuance date of the notes. In order to prepay the notes, the Company shall provide 20 trading days prior written notice to the holders, during which time a holder may convert its note in whole or in part at the conversion price. During the nine months ended September 30, 2019, the Purchasers converted $58,073 and $28,234 outstanding principal and accrued interest, respectively, of the September 2018 Notes into 39,934 shares of common stock. As of September 30, 2019, the September 2018 Notes had outstanding principal and accrued interest of $1,303,038 and $90,165, respectively.

The initial exercise price of the September 2018 Warrants is $30.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The September 2018 Warrants are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants. Accordingly, pursuant to the default provisions, the September 2018 Notes shall be convertible and the September 2018 Warrants shall be exercisable at the Default Conversion Price as defined above. The total number of September 2018 Warrants was increased, during the nine months ended September 30, 2019, on a full ratchet basis from 68,056 warrants to 8,762,518, an aggregate increase of 8,694,462 warrants (see Note 8). As of September 30, 2019, there were 8,762,518 warrants outstanding under the September 2018 Warrants.

November 2018 Financing

On November 13, 2018, the Company entered into a securities purchase agreement (the “Eighth Purchase Agreement”) with an institutional accredited investor (the “Eighth Round Purchaser”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Eighth Purchase Agreement, the Company issued to the Eighth Round Purchasers for an aggregate subscription amount of $127,778: (i) 10% Original Issue Discount 5% Senior Convertible Note in the aggregate principal amount of $127,778 (the “November 2018 Note”) and (ii) 5 year warrants (the “November 2018 Warrants”) to purchase an aggregate of 6,389 shares of the Company’s common stock at an exercise price of $30.00 per share (subject to adjustments under certain conditions as defined in the November 2018 Warrants). The Company received $112,500 in aggregate net proceeds from the sale, net of $12,778 Original Issue Discount and $2,500 of legal fees. The November 2018 Note bears interest at a rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the November 2018 Note)), has a maturity date of July 13, 2019 and the principal and interest are convertible at any time at a conversion price equal to $15.00 per share (subject to adjustment as provided in the November 2018 Note); provided, however, that if an Event of Default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the November 2018 Note shall be convertible and the November 2018 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days (the “Default Conversion Price”). The November 2018 Note provides for amortization payments on each of the six-month anniversary of the issue date, seven-month anniversary of the issue date and on the maturity date with each amortization payment being one third of the total outstanding principal and all interest accrued as of the payment date. If the six-month amortization payment is made in cash then the Company shall pay the holder 110% of the applicable amortization payment and if the seven-month or the maturity date amortization payments are made in cash then the Company shall pay the holder 115% of the applicable amortization payment. The holder may elect at its option to receive the amortization payments in common stock subject to certain equity conditions. The Note may be prepaid at any time until the 180th day following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest through the five month anniversary of the issue date, and (ii) 120% of outstanding principal balance of the Note and accrued and unpaid interest during month six following the original issuance date of the notes. In order to prepay the notes, the Company shall provide 20 trading days prior written notice to the holders, during which time a holder may convert its note in whole or in part at the conversion price. As of September 30, 2019, the November 2018 Note is currently in default and had outstanding principal and accrued interest of $127,778 and $11,490, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The initial exercise price of the November 2018 Warrants was $30.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The November 2018 Warrants are exercisable for cash at any time and is exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrant in the two years after the issue date of the Warrants (“Dilutive Issuances”). Accordingly, pursuant to the default provisions, the November 2018 Warrant shall be exercisable at the Default Conversion Price as defined above. The total number of November 2018 Warrants was increased on a full ratchet basis from 6,389 warrants to 822,604, an aggregate increase of 816,215 warrants. As of September 30, 2019, there were 822,604 warrants outstanding under the November 2018 Warrants (see Note 8).

January 2019 Financing

On January 18, 2019, the Company entered into a securities purchase agreement (the “Ninth Securities Purchase Agreement”) with an institutional investor for the sale of a convertible note in the aggregate principal amount of $146,875 (the “January 2019 Note I”). The closing occurred on January 22, 2019, with the Company receiving net proceeds of $125,000, net of 12,500 OID and $9,375 of legal fees. The January 2019 Note I had an interest rate of 5% per annum and matures on January 18, 2020. During the first six months the January 2019 Note I may be converted, all or a portion, of the outstanding principal into shares of the Company’s common stock at a fixed conversion price of $15.00 per share. Starting on the six-month anniversary, the conversion price shall be equal to 60% of the lowest trading price of the common stock during the 20 prior trading days (including the day upon which a notice of conversion is received). The January 2019 Note I may not be converted to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates to exceed more than 9.9% of the Company’s issued and outstanding common stock. If the Company prepays the January 2019 Note I within 150 days of its issuance, the Company must pay the principal at a cash redemption premium of 115%, in addition to accrued interest; if such prepayment is made from the151st day to the 180th day after issuance, then such redemption premium is 120%, in addition to accrued interest. After the 180th day following the issuance of the January 2019 Note I, there shall be no further right of prepayment. During the nine months ended September 30, 2019, the Purchaser converted $46,875 and $1,246 of outstanding principal and accrued interest, respectively, into 35,216 shares of the Company’s common stock. As of September 30, 2019, the January 2019 Note I was in default and had outstanding principal and accrued interest of $100,000 and $4,325, respectively.

On January 18, 2019, the Company entered into a securities purchase agreement (the “Tenth Securities Purchase Agreement”) with an institutional investor for the sale of a convertible note in the aggregate principal amount of $88,125 (the “January 2019 Note II”). The closing occurred on January 29, 2019, with the Company receiving net proceeds of $75,000, net of $7,500 OID and $5,625 of legal fees. The January 2019 Note II had an interest rate of 5% per annum and matures on January 18, 2020. During the first six months the January 2019 Note II is in effect, the purchaser may convert all or a portion of the outstanding principal of the January 2019 Note II into shares of the Company’s common stock at a fixed conversion price of $15.00 per share. Starting on the six-month anniversary, the conversion price shall be equal to 60% of the lowest trading price of the common stock during the 20 prior trading days (including the day upon which a notice of conversion is received). The purchaser may not convert the January 2019 Note II to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. If the Company prepays the January 2019 Note II within 150 days of its issuance, the Company must pay the principal at a cash redemption premium of 115%, in addition to accrued interest; if such prepayment is made from the151st day to the 180th day after issuance, then such redemption premium is 120%, in addition to accrued interest. After the 180th day following the issuance of the January 2019 Note II, there shall be no further right of prepayment. During the nine months ended September 30, 2019, the Purchasers converted $15,000 and $16 outstanding principal and accrued interest, respectively, into 3,708 shares of the Company’s common stock. As of September 30, 2019, the January 2019 Note II was in default and had outstanding principal and accrued interest of $73,125 and $7,128, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

March 2019 Financing

On March 25, 2019, the Company entered into a securities purchase agreement (the “Eleventh Purchase Agreement”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Eleventh Purchase Agreement, the Company issued to the Eleventh Round Purchaser for an aggregate subscription amount of $50,000: (i) 10% Original Issue Discount and 5% Senior Convertible Notes in the aggregate principal amount of $55,556 (the “March 2019 Note”) and (ii) 5 year warrants (the “March 2019 Warrants”) to purchase an aggregate of 2,778 shares of the Company’s common stock at an exercise price of $30.00 per share (subject to adjustments under certain conditions as defined in the March 2019 Warrants). The Company received $50,000 in net proceeds from the sale, net of $5,556 OID. The March 2019 Note bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the March 2019 Note)), shall mature on November 25, 2019 and the principal and interest are convertible at any time at a conversion price equal to $15.00 per share (subject to adjustment as provided in the March 2019 Note); provided, however, that if an Event of Default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the March 2019 Note shall be convertible and the March 2019 Warrants shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the March 2019 Note to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The March 2019 Note may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the March 2019 Note and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the March 2019 Note and accrued and unpaid interest during month six following the original issue date. In order to prepay the March 2019 Note, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the March 2019 Note in whole or in part at the conversion price. As of September 30, 2019, the March 2019 Note was in default (under provision Section 7(a)(i) of the note) and had outstanding principal and accrued interest of $55,556 and $3,991, respectively.

The initial exercise price of the March 2019 Warrants was $30.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The March 2019 Warrants are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). Accordingly, pursuant to the default provisions, the March 2019 Warrants shall be convertible shall be exercisable at the Default Conversion Price as defined above. The total number of March 2019 Warrants was increased, during the nine months ended September 30, 2019, on a full ratchet basis from 2,778 warrants to 357,645, an aggregate increase of 354,867 warrants. As of September 30, 2019, there were 357,645 warrants outstanding under the March 2019 Warrants (see Note 8).

April 2019 Financings

On April 1, 2019, the Company entered into a securities purchase agreement (the “Twelfth Purchase Agreement”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Twelfth Purchase Agreement, the Company issued to the Twelfth Round Purchaser a Note (“April 2019 Note I”) for a principal amount of $27,778 with 10% OID and 5 year warrants (the “April 2019 Warrants I”) to purchase an aggregate of 1,389 shares of the Company’s common stock at an exercise price of $30.00 per share (subject to adjustments under certain conditions as defined in the April 2019 Warrants I). The Company received net proceeds of $25,000, net of $2,778 OID. The April 2019 Note I bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the April 2019 Note I)), shall mature on December 2, 2019 and the principal and interest are convertible at any time at a conversion price equal to $15.00 per share (subject to adjustment as provided in the April 2019 Note I); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the April 2019 Note I shall be convertible and the April 2019 Warrants I shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the April 2019 Note I to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The April 2019 Note I may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the April 2019 Note I and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the April 2019 Note I and accrued and unpaid interest during month six following the original issue date. In order to prepay the April 2019 Note I, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the April 2019 Note I in whole or in part at the conversion price. As of September 30, 2019, the April 2019 Note I was in default (under provision Section 7(a)(i) of the note) and had outstanding principal and accrued interest of $27,778 and $1,965, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The initial exercise price of the April 2019 Warrants I was $30.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The April 2019 Warrants I are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the April 2019 Warrants I shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of April 2019 Warrants I was increased on a full ratchet basis, during the nine months ended September 30, 2019, from 1,389 warrants to 178,827, an aggregate increase of 177,438 warrants. As of September 30, 2019, there were 178,827 warrants outstanding under the April 2019 Warrants I (see Note 8).

On April 29, 2019, the Company entered into a securities purchase agreement (the “Thirteenth Purchase Agreements”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Thirteenth Purchase Agreements, the Company issued to the Thirteenth Round Purchasers a note (the “April 2019 Notes II”) for an aggregate principal amount of $205,279 with 10% Original Issue Discount and five-year warrants (the “April 2019 Warrants II”) to purchase an aggregate of 10,264 shares of the Company’s common stock at an exercise price of $30.00 per share (subject to adjustments under certain conditions as defined in the April 2019 Warrants II). The Company received $185,450 in aggregate net proceeds from the sale, net of $19,829 OID. The April 2019 Notes II bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the April 2019 Notes II)), shall mature on December 29, 2019 and the principal and interest are convertible at any time at a conversion price equal to $15.00 per share (subject to adjustment as provided in the April 2019 Notes II); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the April 2019 Notes II shall be convertible and the April 2019 Warrants II shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the April 2019 Notes II to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The April 2019 Notes II may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the April 2019 Notes II and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the April 2019 Notes II and accrued and unpaid interest during month six following the original issue date. In order to prepay the April 2019 Notes II, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the April 2019 Notes II in whole or in part at the conversion price. As of September 30, 2019, the April 2019 Notes II were in default and had outstanding principal and accrued interest of $205,279 and $13,763, respectively.

The initial exercise price of the April 2019 Warrants II is $30.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The April 2019 Warrants II are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the April 2019 Warrants II shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of April 2019 Warrants II was increased on a full ratchet basis, during the nine months ended September 30, 2019, from 10,264 warrants to 1,321,531, an aggregate increase of 1,311,267 warrants. As of September 30, 2019, there were 1,321,531 warrants outstanding under the April 2019 Warrants II (see Note 8).

May 2019 Financing

On May 29, 2019, the Company entered into a securities purchase agreement (the “Fourteenth Purchase Agreement”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Fourteenth Purchase Agreement, the Company issued to the Fourteenth Round Purchasers a note (the “May 2019 Notes”) for an aggregate principal of $10,000 with 10% OID and five-year warrants (the “May 2019 Warrants”) to purchase an aggregate of 500 shares of the Company’s common stock at an exercise price of $30.00 per share (subject to adjustments under certain conditions as defined in the May 2019 Warrants). The Company received $9,000 in aggregate net proceeds from the sale, net of $1,000 OID. The May 2019 Notes bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the May 2019 Notes)), shall mature on January 29, 2020 and the principal and interest are convertible at any time at a conversion price equal to $15.00 per share (subject to adjustment as provided in the May 2019 Notes); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the May 2019 Notes shall be convertible and the May 2019 Warrants shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the May 2019 Notes to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The May 2019 Notes may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the May 2019 Notes and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the May 2019 Notes and accrued and unpaid interest during month six following the original issue date. In order to prepay the May 2019 Notes, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the May 2019 Notes in whole or in part at the conversion price. As of September 30, 2019, the May 2019 Notes were in default and had outstanding principal and accrued interest of $10,000 and $451, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The initial exercise price of the May 2019 Warrants is $30.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The May 2019 Warrants are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the May 2019 Warrants shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of May 2019 Warrants was increased on a full ratchet basis, during the nine months ended September 30, 2019, from 500 warrants to 64,378, an aggregate increase of 63,878 warrants. As of September 30, 2019, there were 64,378 warrants outstanding under the May 2019 Warrants (see Note 8).

June 2019 Financing

On June 3, 2019, the Company entered into a securities purchase agreement (the “Fifteenth Purchase Agreement”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Fifteenth Purchase Agreement, the Company issued to the Fifteenth Round Purchasers a note (the “June 2019 Note I”) with an aggregate principal of $129,167 with 10% OID and five- year warrants (the “June 2019 Warrants I”) to purchase an aggregate of 6,458 shares of the Company’s common stock at an exercise price of $30.00 per share (subject to adjustments under certain conditions as defined in the June 2019 Warrants I). The Company received $116,250 in aggregate net proceeds from the sale, net of $12,917 OID. The June 2019 Note I bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the June 2019 Note I)), shall mature on February 3, 2020 and the principal and interest are convertible at any time at a conversion price equal to $15.00 per share (subject to adjustment as provided in the June 2019 Note I); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the June 2019 Note I shall be convertible and the June 2019 Warrants I shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the June 2019 Note I to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The June 2019 Note I may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance and accrued and unpaid interest during month six following the original issue date. In order to prepay the June 2019 Note I, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the June 2019 Note I in whole or in part at the conversion price. As of September 30, 2019, the June 2019 Note I was in default and had outstanding principal and accrued interest of $129,167 and $5,740, respectively.

The initial exercise price of the June 2019 Warrants I is $30.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The June 2019 Warrants I are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the June 2019 Warrants I shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of June 2019 Warrants I was increased, during the nine months ended September 30, 2019, on a full ratchet basis from 6,458 warrants to 831,545, an aggregate increase of 825,087 warrants. As of September 30, 2019, there were 831,545 warrants outstanding under the June 2019 Warrants I (see Note 8).

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

On June 26, 2019, the Company entered into a securities purchase agreement (the “Sixteenth Purchase Agreement”) for the sale of the Company’s convertible note and warrants. Pursuant to the Sixteenth Purchase Agreement, the Company issued to the Sixteenth Round Purchaser a note (the “June 2019 Note II”) with a principal amount of $55,556 with 10% OID and five- year warrants (the “June 2019 Warrants II”) to purchase an aggregate of 5,556 shares of the Company’s common stock at an exercise price of $15.00 per share (subject to adjustments under certain conditions as defined in the June 2019 Warrants II). The Company received $50,000 in aggregate net proceeds from the sale, net of $5,556 original issue discount. The June 2019 Note II bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the June 2019 Note II)), shall mature on February 26, 2020 and the principal and interest are convertible at any time at a conversion price equal to $7.50 per share (subject to adjustment as provided in the June 2019 Note II); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the June 2019 Note II shall be convertible and the June 2019 Warrants II shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the June 2019 Note II to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The June 2019 Note II may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the June 2019 Note I and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the June 2019 Note II and accrued and unpaid interest during month six following the original issue date. In order to prepay the June 2019 Note II, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the June 2019 Note II in whole or in part at the conversion price. As of September 30, 2019, the June 2019 Note II was in default and had outstanding principal and accrued interest of $55,556 and $2,294, respectively.

The initial exercise price of the June 2019 Warrants II is $15.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The June 2019 Warrants II are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the June 2019 Warrants II shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of June 2019 Warrants II was increased, during the nine months ended September 30, 2019, on a full ratchet basis from 5,556 warrants to 357,654, an aggregate increase of 352,098 warrants. As of September 30, 2019, there were 357,654 warrants outstanding under the June 2019 Warrants II (see Note 8).

July 2019 Financing

On July 2, 2019, the Company closed a securities purchase agreement (the “Seventeenth Purchase Agreement”), dated June 26, 2019, for the sale of the Company’s convertible notes and warrants. Pursuant to the Seventeenth Purchase Agreement, the Company issued to the Seventeenth Round Purchaser a note (the “July 2019 Note I”) for a principal amount of $55,556 with 10% OID and five- year warrants (the “July 2019 Warrants I”) to purchase an aggregate of 5,556 shares of the Company’s common stock at an exercise price of $15.00 per share (subject to adjustments under certain conditions as defined in the July 2019 Warrants I). The Company received $50,000 in aggregate net proceeds from the sale, net of $5,556 original issue discount. The July 2019 Note I bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the July 2019 Note I)), shall mature on February 26, 2020 and the principal and interest are convertible at any time at a conversion price equal to $7.50 per share (subject to adjustment as provided in the July 2019 Note I); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the July 2019 Note I shall be convertible and the July 2019 Warrants I shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the July 2019 Note I to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The July 2019 Note I may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the July 2019 Note I and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the July 2019 Note I and accrued and unpaid interest during month six following the original issue date. In order to prepay the July 2019 Note I, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the July 2019 Note I in whole or in part at the conversion price. As of September 30, 2019, the July 2019 Note I was in default and had outstanding principal and accrued interest of $55,556 and $2,248, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The initial exercise price of the July 2019 Warrants I is $15.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The July 2019 Warrants I are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the July 2019 Warrants I shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of July 2019 Warrants I was increased, during the three months ended September 30, 2019, on a full ratchet basis from 5,556 warrants to 357,654, an aggregate increase of 352,098 warrants. As of September 30, 2019, there were 357,654 warrants outstanding under the July 2019 Warrants I (see Note 8).

On July 8, 2019, the Company closed a securities purchase agreement (the “Eighteenth Purchase Agreement”), dated June 26, 2019, for the sale of the Company’s convertible notes and warrants. Pursuant to the Eighteenth Purchase Agreement, the Company issued to the Eighteenth Round Purchaser a note (the “July 2019 Note II”) for principal amount of $55,556 with 10% OID and five-year warrants (the “July 2019 Warrants II”) to purchase an aggregate of 5,556 shares of the Company’s common stock at an exercise price of $15.00 per share (subject to adjustments under certain conditions as defined in the July 2019 Warrants II). The Company received $50,000 in aggregate net proceeds from the sale, net of $5,556 original issue discount. The July 2019 Note II bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the July 2019 Note II)), shall mature on February 26, 2020 and the principal and interest are convertible at any time at a conversion price equal to $7.50 per share (subject to adjustment as provided in the July 2019 Note II); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the July 2019 Note II shall be convertible and the July 2019 Warrants II shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the July 2019 Note II to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The July 2019 Note II may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the July 2019 Note I and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the July 2019 Note II and accrued and unpaid interest during month six following the original issue date. In order to prepay the July 2019 Note II, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the July 2019 Note II in whole or in part at the conversion price. As of September 30, 2019, the July 2019 Note II was in default and had outstanding principal and accrued interest of $55,556 and $2,202, respectively.

The initial exercise price of the July 2019 Warrants II is $15.00 per share, subject to adjustment as described below and are exercisable for five years after the issuance date. The July 2019 Warrants II are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the July 2019 Warrants II shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of July 2019 Warrants II was increased, during the three months ended September 30, 2019, on a full ratchet basis from 5,556 warrants to 357,654, an aggregate increase of 352,098 warrants. As of September 30, 2019, there were 357,654 warrants outstanding under the July 2019 Warrants II (see Note 8).

August 2019 Financing

On August 19, 2019, the Company closed a securities purchase agreement (the “Nineteenth Purchase Agreement”), dated July 30, 2019, for the sale of the Company’s convertible notes and warrants. Pursuant to the Nineteenth Purchase Agreement, the Company issued to the Nineteenth Round Purchaser a note (the “August 2019 Note I”) for principal amount of $27,778 with 10% OID and five-year warrants (the “August 2019 Warrants I”) to purchase an aggregate of 2,778 shares of the Company’s common stock at an exercise price of $15.00 per share (subject to adjustments under certain conditions as defined in the August 2019 Warrants I). The Company received $25,000 in aggregate net proceeds from the sale, net of $2,778 original issue discount. The August 2019 Note I bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the August 2019 Note I)), shall mature on March 30, 2020 and the principal and interest are convertible at any time at a conversion price equal to $7.50 per share (subject to adjustment as provided in the August 2019 Note I); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the August 2019 Note I shall be convertible and the August 2019 Warrants I shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the August 2019 Note I to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The August 2019 Note I may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the August 2019 Note I and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the August 2019 Note I and accrued and unpaid interest during month six following the original issue date. In order to prepay the August 2019 Note I, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the August 2019 Note I in whole or in part at the conversion price. As of September 30, 2019, the August 2019 Note I had outstanding principal and accrued interest of $27,778 and $160, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The initial exercise price of the August 2019 Warrants I is $15.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The August 2019 Warrants I are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the August 2019 Warrants I shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants. As of September 30, 2019, there were 2,778 warrants outstanding under the August 2019 Warrants I (see Note 8).

On August 28, 2019, the Company entered into a securities purchase agreement (the “Twentieth Securities Purchase Agreement”) with an institutional investor for the sale of a convertible note in the aggregate principal amount of $29,700 (the “August 2019 Notes II”). The Company received net proceeds of $25,000, net of OID and legal fees of $4,700. The August 2019 Note II has an interest rate of 5% per annum and matures on August 27, 2020. During the first six months the August 2019 Note II may be converted, all or a portion, of the outstanding principal into shares of the Company’s common stock at a fixed conversion price of $7.50 per share. Starting on the six-month anniversary, the conversion price shall be equal to 60% of the lowest closing bid price of the common stock during the 20 prior trading days (including the day upon which a notice of conversion is received). The August 2019 Note II may not be converted to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates to exceed more than 9.9% of the Company’s issued and outstanding common stock. The August 2019 Note II can be prepaid during the first 180 days for a redemption price equal to 140% of the sum of the outstanding principal and accrued interest and shall forfeit the right of prepayment after the 180th day following the issuance date. As of September 30, 2019, the August 2019 Note II had outstanding principal and accrued interest of $29,700 and $134, respectively.

September 2019 Financing

On September 27, 2019, the Company closed a securities purchase agreement dated September 25, 2019 (the “Twenty-first Purchase Agreement”), for the sale of the Company’s convertible notes and warrants. Pursuant to the Twenty-first Purchase Agreement, the Company issued to the Twenty-first Round Purchaser a note (the “September 2019 Note”) for principal amount of $166,667 with 10% OID and five-year warrants (the “September 2019 Warrants”) to purchase an aggregate of 16,667 shares of the Company’s common stock at an exercise price of $15.00 per share (subject to adjustments under certain conditions as defined in the September 2019 Warrants). The Company received $150,000 in net proceeds, net of $16,667 OID. The September 2019 Note bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the September 2019 Note)), shall mature on May 27, 2020 and the principal and interest are convertible at any time at a conversion price equal to $7.50 per share (subject to adjustment as provided in the September 2019 Note); provided, however, that if an Event of Default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the September 2019 Note shall be convertible and the September 2019 Warrants shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the September 2019 Note to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The September 2019 Note may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance and accrued and unpaid interest during month six following the original issue date. The Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the September 2019 Note in whole or in part at the conversion price. As of September 30, 2019, the September 2019 Note had outstanding principal and accrued interest of $166,667 and $0, respectively.

The initial exercise price of the September 2019 Warrants is $15.00 per share, subject to adjustment as described below, and is exercisable for five years after the issuance date. The September 2019 Warrants is exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the Warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants. In an Event of Default, pursuant to the default provision, the September 2019 Warrants shall be exercisable at the Default Conversion Price as defined above. As of September 30, 2019, there were 16,667 warrants outstanding under the September 2019 Warrants (see Note 8).

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

The June 2017, July 2017, January 2018, March 2018, July 2018, September 2018, November 2018, January 2019, March 2019, April 2019, May 2019, June 2019, July 2019, August 2019 and September 2019 Notes (collectively, the “Notes”) contain certain covenants such as default provisions, restrictions on the incurrence of indebtedness, creation of liens, payment of restricted payments, redemptions, payment of cash dividends and the transfer of assets. The Notes also contains certain adjustment provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. The conversion price is also subject to adjustment if the Company issues or sells shares of its common stock for a consideration per share less than the conversion price then in effect, or issue options, warrants or other securities convertible or exchange for shares of its common stock at a conversion or exercise price less than the conversion price of these Notes then in effect. If either of these events should occur, the conversion price is reduced to the lowest price at which these securities were issued or are exercisable. The Company granted the Note Purchasers certain rights of first refusal on future offerings by the Company for as long as the Note Purchasers hold the Notes. In addition, subject to limited exceptions, the Note Purchasers will not have the right to convert any portion of the Notes if the Note Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion. The Note Purchaser may increase or decrease this ownership limitation to any percentage not exceeding 9.99% upon 61 days prior written notice to the Company.

The November 2016, June 2017, July 2017, January 2018, March 2018, September 2018, November 2018 and March 2019, April 2019, May 2019, June 2019, July 2019, August 2019 and September 2019 Warrants (collectively, the “Warrants”) are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the Warrants. The exercise price of the Warrants are subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the Warrants are also subject to full ratchet price adjustment if the Company sells or grants any option to purchase, sells or re-prices any common stock or common stock equivalents, as defined, at an exercise price lower than the then-current exercise price of the Warrants with the exception for certain exempted issuances and subject to certain limitations on the reduction of the exercise price as provided in the Warrants in the two years after the issue date of the Warrants. In the event of a fundamental transaction, as described in these warrants and generally including any reorganization, recapitalization or reclassification of the common stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the outstanding common stock, the holders of the Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Warrants immediately prior to such fundamental transaction; provided that upon the occurrence of certain fundamental transactions, the holder can require the Company to purchase the Warrants for cash at a price equal to the higher of the Black Scholes Value of the unexercised portion of the Warrants or difference between the cash per share paid in the fundamental transaction and the exercise price per share. The holders of the Warrants will not have the right to exercise any portion of the Warrants if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants.

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

During the nine months ended September 30, 2019, the Company issued an aggregate of 148,834 shares of its common stock upon conversion of $322,174 and $79,836 of outstanding principal and accrued interest, respectively, of convertible debt (see Note 8). These shares of common stock had an aggregate fair value $770,609 and the difference between the aggregate fair value and the aggregate converted amount of $368,599 was recorded as loss on debt extinguishment.

Puritan Settlement Agreement

On September 24, 2018, the Company and Puritan Partners LLC (“Puritan”) entered into a securities purchase agreement (the “Puritan Purchase Agreement”), pursuant to which the Company purchased (using proceeds from the September 2018 Notes) back from Puritan, June 2017, July 2017, January 2018, March 2018 and July 2018 Notes having an aggregate outstanding principal and accrued but unpaid interest amount of $654,191 and June 2017, January 2018 and March 2018 Puritan Warrants to purchase up to 33,262 shares of common stock as well as the securities and certain rights associated thereunder for an aggregate purchase price of $900,000, which was paid on September 26, 2018. In connection with the purchase and extinguishment of the above-mentioned notes and warrants, the Company paid $245,809 for additional penalties and interest which is reflected in loss on debt extinguishment. Additionally, the Company revalued the derivative liabilities associated with these notes and warrants and recorded a gain on debt extinguishment of $1,323,111, during the nine months ended September 30, 2018.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

Derivative Liabilities Pursuant to Notes and Warrants

In connection with the issuance of the Notes and Warrants, the Company determined that the terms of the Notes and Warrants contain terms that included a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception and included various other terms such as default provisions that caused derivative treatment. Accordingly, under the provisions of ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the convertible instruments and the Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives and Warrants were determined using the Binomial valuation model. At the end of each period, on the date that debt was converted into common shares, and on the date of a cashless exercise of warrants, the Company revalued the embedded conversion option and warrants derivative liabilities.

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of January 1, 2019 and the Company elected to record the effect of this adoption retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the condensed consolidated balance sheet as of the beginning of 2019, the period which the amendment is effective. The Company adopted ASU No. 2017-11 in the first quarter of 2019, and the adoption did not have any impact on its consolidated financial statements and there were no cumulative effect adjustments as there were other notes and warrants provisions that caused derivative treatment.

In connection with the issuance of the January 2019 and March 2019, April 2019, May 2019, June 2019, July 2019, August 2019 and September 2019 Notes and related Warrants, during nine months ended September 30, 2019, on the initial measurement date, the fair values of the embedded conversion option derivative and warrants derivative of $352,472 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the January 2019 and March 2019, April 2019, May 2019, June 2019, July 2019, August 2019 and September 2019 Notes.

At the end of the period, the Company revalued the embedded conversion option and warrants derivative liabilities. In connection with these revaluations and the initial derivative expense, the Company recorded derivative expense (income) of $4,053,257 and $(4,495,597) for the nine months ended September 30, 2019 and 2018, respectively.

During the nine months ended September 30, 2019, the fair value of the derivative liabilities was estimated using the Binomial valuation model with the following assumptions:

Dividend rate	—%
Term (in years)	0.01 to 5.00 years
Volatility	162% to 247%
Risk-free interest rate	1.55% to 2.42%

At September 30, 2019 and December 31, 2018, the convertible debt consisted of the following:

	September 30, 2019	December 31, 2018
Principal amount	$2,987,822	$2,436,394
Less: unamortized debt discount	(224,476)	(1,002,142)
Convertible note payable, net	$2,763,346	$1,434,252

For the nine months ended September 30, 2019 and 2018, amortization of debt discounts related to the Notes amounted to $1,248,031 and $848,280, respectively, which has been included in interest expense on the accompanying consolidated statements of operations.

NOTE 5 – LOANS PAYABLE

From June 2017 to September 2017, the Company entered into loan agreements with several third parties (the “Loans”). Pursuant to the loan agreements, the Company borrowed an aggregate principal amount of $538,875. The Loans bear interest at an annual rate of 33.3%, are unsecured and are in default. As of September 30, 2019, and December 31, 2018, loan principal due to these third parties amounted to $538,875 for both periods. At September 30, 2019 and December 31, 2018, accrued interest payable related to these Loans amounted to $384,993 and $250,777, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

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

For the nine months ended September 30, 2019, lease costs amounted to $36,852 which included base lease costs of $28,800 and common area and other expenses of $8,052, all of which were expensed during the period and included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability was a discount rate of 10% which was based on the Company’s estimated incremental borrowing rate.

Right-of-use asset (“ROU”) is summarized below:

September 30, 2019
Operating office lease	$59,216
Less accumulated reduction	(26,647)
Balance of ROU asset as of September 30, 2019	$32,569

Operating lease liability related to the ROU asset is summarized below:

September 30, 2019
Operating office lease	$59,216
Total lease liabilities	59,216
Reduction of lease liability	(26,647)
Total as of September 30, 2019	32,569

Future base lease payments under the non-cancelable operating lease at September 30, 2019 are as follows:

Years ending	Amount
December 31, 2019	$9,600
December 31, 2020	25,600
Total minimum non-cancelable operating lease payments	35,200
Less: discount to fair value	(2,631)
Total lease liability at September 30, 2019	$32,569

NOTE 7 – RELATED-PARTY TRANSACTIONS

Due to related parties

From time to time, the Company receives advances from and repays such advances to the Company’s former chief executive officer for working capital purposes and to repay indebtedness.

For the nine months ended September 30, 2019, due to related party activity consisted of the following:

Total
Balance due to related parties at December 31, 2018	$(315,466)
Working capital advances received	(31,970)
Repayments made	—
Balance due to related parties at September 30, 2019	$(347,436)

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

NOTE 8 – STOCKHOLDERS’ DEFICIT

Shares Authorized

On April 3, 2019, the Company filed an amendment to its Articles of Incorporation to increase its authorized common stock from 500,000,000 shares to 1,500,000,000 shares (see Note 1). The Company’s 1,520,000,000 authorized shares consisted of 1,500,000,000 shares of common stock at $0.0001 per share par value, and 20,000,000 shares of preferred stock at $0.0001 per share par value.

On August 6, 2019, the Company filed an amendment to its Articles of Incorporation to increase its authorized common stock from 1,500,000,000 shares to 5,000,000,000 shares (see Note 1). The Company’s 5,020,000,000 authorized shares consist of 5,000,000,000 shares of common stock at $0.0001 per share par value, and 20,000,000 shares of preferred stock at $0.0001 per share par value.

On August 28, 2019, the Company filed an amendment to its Articles of Incorporation to implement a reverse stock split of the Company’s issued and outstanding shares of common and preferred stock at a ratio of 1-for-750 (the “Reverse Stock Split”), which became effective on September 12, 2019. In addition, the Company amended the articles to reduce the Company’s authorized shares to; (i) 6,666,667 shares of common stock and; (ii) 26,667 shares of preferred stock, including 1,333 shares of Series A Preferred and 10,523 shares of Series B Preferred. The Reverse Stock Split did not have any effect on the stated par value of the common and preferred stock. All share and per share amounts in the accompanying historical condensed consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split (see Note 1).

Series A Preferred Stock

On August 20, 2015, the Company filed the Certificate of Designation with the Nevada Secretary of State, designating 1,333 shares of the authorized 26,667 Preferred Stock as Series A Preferred Stock. Each holder of Series A Preferred Stock is entitled to 500 votes for each share of Series A Preferred Stock held as of the applicable date on any matter that is submitted to a vote or for the consent of the stockholders of the Company.

The holders of Series A Preferred Stock shall have no special voting rights and their consent is not required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for the taking of any corporate action. As of September 30, 2019, and December 31, 2018, there were 1,333 shares of the Company’s Series A Preferred Stock issued and outstanding. Of these shares, 667 are held by a former Chief Executive Officer and a current member of our Board of Directors and 666 shares are held by a former member of our Board of Directors.

Series B Preferred Stock

On March 7, 2017, the Company filed a certificate of designation, preferences and rights of Series B preferred stock (the “Certificate of Designation”) with the Secretary of State of the State of Nevada to designate 10,523 shares of its previously authorized preferred stock as Series B preferred stock, par value $0.0001 per share and a stated value of $0.0001 per share. The Certificate of Designation and its filing was approved by the Company’s board of directors without shareholder approval as provided for in the Company’s articles of incorporation and under Nevada law. The holders of shares of Series B preferred stock are entitled to dividends or distributions share for share with the holders of the Common Stock, if, as and when declared from time to time by the Board of Directors. The holders of shares of Series B preferred stock have the following voting rights:

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

In March 2017, the Company issued 3,856 shares of Series B Preferred to Jonathan F. Head, Ph. D, the Company’s Chief Executive Officer and a member of the Board of Directors of the Company as provided for in the Contribution Agreement and was recorded as compensation expense. In addition, in March 2017 the Company issued 6,667 shares of Series B Preferred to Banco Actinver for the benefit of the Vitel Stockholders as partial consideration in the exchange for 100% of the issued and outstanding capital stock of Vitel. (see Note 3).

On February 20, 2019, pursuant to the Certificate of Designation, the Company exercised its right to redeem 6,667 shares of the Series B Preferred outstanding held by to Banco Actinver, S.A., in its capacity as Trustee of the Trust Agreement for the benefit of Mr. Cosme and Mr. Alaman equal to the stated value. The total redemption price equaled $500 or $0.075 per share of Series B Preferred. As of September 30, 2019, and December 31, 2018, there were 3,856 and 10,523 shares of Series B Preferred issued and outstanding, respectively.

Common Stock

Shares issued for cash

●	During the nine months ended September 30, 2018, pursuant to a unit subscription agreement, the Company issued 800 shares of its unregistered common stock to an investor for cash proceeds of $6,000, or $7.5 per share.

●	During the nine months ended September 30, 2019, the Company did not issue any shares of its common stock for cash.

Common stock issued for debt conversion

●	During the nine months ended September 30, 2018, the Company issued an aggregate of 61,893 shares of its common stock upon conversion of $319,359, $39,164 and $55,890 of outstanding principal, accrued interest and default interest, respectively, of convertible debt.

●

During the nine months ended September 30, 2019, the Company issued an aggregate of 148,834 shares of its common stock upon conversion of $322,174 and $79,836 of outstanding principal and accrued interest, respectively, of convertible debt (see Note 4). These shares of common stock had an aggregate fair value $770,609 and the difference between the aggregate fair value and the aggregate converted amount of $368,599 was recorded as loss on debt extinguishment.

Shares issued for cashless exercise of warrants

●	During the nine months ended September 30, 2018, the Company issued 43,620 shares of its common stock upon the cashless exercise of 47,431 of its warrants.

●	During the nine months ended September 30, 2019, the Company did not issue any shares of its common stock for cashless exercise of warrants.

Warrants

Warrants issued pursuant to equity subscription agreements

In 2016, in connection with the sale of common stock, the Company issued an aggregate of 1,295 five-year warrants to purchase common shares for an exercise price of $225 per common share to investors pursuant to unit subscription agreements. As of September 30, 2019, and December 31, 2018, 1,292 and 1,295 of these warrants were issued and outstanding, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

In 2017, in connection with the sale of common stock, the Company issued an aggregate of 6,169 five-year warrants to purchase common shares for an exercise price of $225 per common share to investors pursuant to unit subscription agreements. As of September 30, 2019, and December 31, 2018, 6,169 of these warrants were issued and outstanding.

Outstanding warrants related to equity subscription agreements as of September 30, 2019 are summarized as follows:

	Original warrants issued	Anti-dilution adjustment	Expired, Cancelled or Forfeited	Total warrants exercised (Cashless exercise)	Outstanding warrants as of September 30, 2019	Exercise price at September 30, 2019
Warrants related to the 2016 subscription agreements	1,295	—	(3)	—	1,292	$225
Warrants related to the 2017 subscription agreements	6,169	—	—	—	6,169	$225
	7,464	—	(3)	—	7,461

Warrants issued pursuant to Securities Purchase Agreements

The warrants detailed below, issued pursuant to the Securities Purchase Agreements (see Note 4), have initial exercise price between $15 and $131 (subject to adjustments under certain conditions as defined in the agreements) and includes a down-round provision under which the exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. It also includes a default provision pursuant to which, these Warrants shall be exercisable at the Default Conversion Price as defined in the related Notes (see Note 4).

Outstanding warrants related to Securities Purchase Agreements as of September 30, 2019 are summarized as follows:

	Original warrants issued	Cumulative Anti-dilution adjustment	Warrants purchased back - Puritan Settlement Agreement (post anti- dilution)	Total warrants exercised (Cashless exercise)	Outstanding warrants as of September 30, 2019	Exercise price at September 30, 2019
November 2016 Warrants	3,111	39,235	—	(12,099)	30,247	$4.50
June 2017 Warrants	2,074	58,423	—	(20,166)	40,331	$4.50
July 2017 Warrants	6,359	99,635	—	(35,332)	70,662	$4.50
January 2018 Warrants	11,111	952,711	(10,078)	—	953,744	$0.23
March 2018 Warrants	16,667	1,429,067	(15,117)	—	1,430,616	$0.23
September 2018 Warrants	68,056	8,694,462	—	—	8,762,518	$0.23
November 2018 Warrants	6,389	816,215	—	—	822,604	$0.23
March 2019 Warrants	2,778	354,867	—	—	357,645	$0.23
April 2019 Warrants I	1,389	177,438	—	—	178,827	$0.23
April 2019 Warrants II	10,264	1,311,267	—	—	1,321,531	$0.23
May 2019 Warrants	500	63,878	—	—	64,378	$0.23
June 2019 Warrants I	6,458	825,087	—	—	831,545	$0.23
June 2019 Warrants II	5,556	352,098	—	—	357,654	$0.23
July 2019 Warrants I	5,556	352,098	—	—	357,654	$0.23
July 2019 Warrants II	5,556	352,098	—	—	357,654	$0.23
August 2019 Warrants	2,778	—	—	—	2,778	$15.00
September 2019 Warrants	16,667	—	—	—	16,667	$15.00
	171,268	15,878,579	(25,195)	(67,597)	15,957,055

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

During the nine months ended September 30, 2018, the Company issued 43,620 shares of its common stock upon the cashless exercise of 47,431 of its warrants. No warrants were exercised during the nine months ended September 30, 2019.

Warrants activities for the nine months ended September 30, 2019 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding at December 31, 2018	339,619	$15.75
Issued in connection with financings	57,502	5.25	4.71
Increase in warrants related to default adjustment	15,567,398	0.23	4.10
Expired	(3)	225.00	—
Exercised	—	—	—
Balance Outstanding at September 30, 2019	15,964,516	$0.39	4.05	$—
Exercisable at September 30, 2019	15,964,516	$0.39	4.05	$—

Stock options

Effective February 18, 2011, our board of directors adopted and approved the 2011 stock option plan. The purpose of the 2011 stock option plan is to enhance the long-term stockholder value of our Company by offering opportunities to directors, key employees, officers, independent contractors and consultants of our Company to acquire and maintain stock ownership in our Company in order to give these persons the opportunity to participate in our Company’s growth and success, and to encourage them to remain in the service of our Company. A total of 57 options to acquire shares of our common stock were authorized under the 2011 stock option plan and during the 12 month period after the first anniversary of the adoption of the 2011 stock option plan, by our board of directors and during each 12 month period thereafter, our board of directors is authorized to increase the amount of options authorized under this plan by up to 14 shares. No options were granted under the 2011 stock option plan as of September 30, 2019.

Stock-option issued during the nine months ended September 30, 2018

On May 8, 2018, the Company granted an aggregate of 23,334 stock options to purchase 23,334 shares of the Company’s common stock at $10.13 per share as follows: 20,000 options were granted to officers and directors of the Company, 667 options were granted to an employee, and 2,667 option to the Company’s scientific advisory board. These options vest in one year from the grant date and expire on May 8, 2028. The fair value of these option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 243%; risk-free interest rate of 2.81%; and, an estimated term based on the simplified method of 5.5 years. In connection with these options, the Company valued these options at a fair value of approximately $233,000 and will record stock-based compensation expense over the vesting term.

Stock-option issued during the nine months ended September 30, 2019

On April 24, 2019 the board of directors of the Company granted an aggregate of 23,130 stock options, outside of the plan, to purchase shares of the Company’s common stock to Dr. Barnett and three non-employee members of the Board, Daniel S. Hoverman, Charles L. Rice and Neal Holcomb.

Pursuant to Dr. Barnett’s employment agreement dated December 26, 2018, Dr. Barnett was granted 11,130 stock options with exercise price of $9.00 per share, vest dates of; (i) 3,710 on January 9, 2020; (ii) 3,710 on January 9, 2021; and (iii) 3,710 on January 9, 2022 and expire on April 24, 2030. The stock options vest so long as the optionee remains an employee of the Company on the vesting date (except as otherwise provided for in the employment agreement between the Company and the optionee). The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the Company valued these options at a grant date fair value of $81,803 which will be expensed over the vesting period as stock-based compensation.

The three non-employee members of the Board were each granted 4,000 stock options for a total of 12,000 stock options with exercise price of $7.50 per share, vest date of April 24, 2020 and expires on April 24, 2030. The stock options vest so long as the optionee remains a member of the Board on the vesting date. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the Company valued these options at a grant date fair value of $88,200 which will be expensed over the vesting period as stock-based compensation

During the nine months ended September 30, 2019 and 2018, the Company recorded stock-based compensation expense of $148,053 and $154,068 related to stock options, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

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

The Company’s computation of the expected life of issued stock options was based on the simplified method as the Company does not have adequate exercise experience to determine the expected term. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of volatility was based on the historical volatility of the Company’s common stock.

At September 30, 2019, there were 52,730 options issued and outstanding out of which 29,600 options were vested and exercisable. As of September 30, 2019, there was $109,728 of unvested stock-based compensation expense to be recognized through April 24, 2020. The aggregate intrinsic value at September 30, 2019 was $0 which was calculated based on the difference between the quoted share price on September 30, 2019 and the exercise price of the underlying options.

Stock option activities for the nine months ended September 30, 2019 are summarized as follows:

	Number of Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding at December 31, 2018	29,600	$45.00
Granted	23,130	$9.00	10.57
Expired	—	$—	—
Balance Outstanding at September 30, 2019	52,730	$30.84	9.34	$—
Exercisable at September 30, 2019	29,600	$47.91	8.37	$—

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

(Unaudited)

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

Dr. Barnett is also eligible to receive a performance-based bonus of up to $150,000 upon completion of specific metrics established by the Company’s Board of Directors and is entitled to participate in all medical and other benefits that the Company has established for its employees. Pursuant to the employment agreement, the Company will also grant options to purchase a number of shares of the Company’s common stock equal to $100,000 divided by the volume weighted average price of the Company’s common stock for the ten (10) business days prior to the effective date of the employment agreement. The option grant is subject to continued employment, and will vest ratably over the first three anniversary dates of the grant date. On April 24, 2019, Dr. Barnett was granted 11,130 stock options with exercise price of $9.00 per share, vest dates of; (i) 3,710 on January 9, 2020; (ii) 3,710 on January 9, 2021; and (iii) 3,710 on January 9, 2022 and expire on April 24, 2030. The stock options vest so long as the optionee remains an employee of the Company on the vesting date (except as otherwise provided for in the employment agreement between the Company and the optionee) (see Note 8).

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

Lease

Effective September 1, 2015, the Company leases its facilities under a non-cancelable operating lease which expires on August 31, 2020. The Company has the right to renew certain facility leases for an additional five years. Rent expense is $3,200 base rent per month plus operating expense and other fees (see Note 6).

NOTE 10 - SUBSEQUENT EVENTS

Conversion of Convertible Debt:

Subsequent to September 30, 2019, The Purchasers converted $25,875 and $313 of outstanding principal and interest into 186,849 shares of common stock.

Subsequent to September 30, 2019, the Company entered into financing agreements:

●	with a lender, for the sale of the Company’s convertible note and warrant, for a principal amount of $55,000 with 10% OID and five-year warrants to purchase an aggregate of 277,500 shares of the Company’s common stock at an exercise price of $0.20 per share. The Company received an of $50,000 in net proceeds, net of $5,000 OID.

●	with a second lender, for the sale of the Company’s convertible note, for a principal amount of $55,000 with 10% OID. The Company received an of $50,000 in net proceeds, net of $5,000 OID.

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

Financial Highlights

For the nine months ended September 30, 2019, we utilized $831,284 to fund our operations, compared to $1,296,789 for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, we received net cash of $967,170 from financing activities. As a result, our net cash position increased by $135,886 during the nine months ended September 30, 2019.

Operating expenses for the nine months ended September 30, 2019 were $1,487,520, compared to $1,283,269 for the nine months ended September 30, 2018. The increase in operating expenses is attributable to an increase in research and development expenses of $60,356 primarily due to increase in activity in our ProscaVax™ clinical trials, an increase in compensation expense of $165,876 primarily attributed to increase in stock-based compensation. Our general and administrative expenses also increased by $21,828, primarily as a result of an increase in other general and administrative expenses offset by a decrease in professional fees of $43,809.

We expect our research and development expenses will continue to increase as our ProscaVax™ clinical trials continue to progress.

For the nine months ended September 30, 2019 we had net (loss) of $(7,048,361) or $(14.71) per share, as compared to a net income of $3,964,312, or $13.26 per share in the nine months ended September 30, 2018. The change was primarily due the changes in the valuation for the initial fair value and changes in fair value of derivative liabilities from a gain in 2018 of $4,995,597 to a (loss) of $(4,053,257) in 2019.

Results of Operations

Three and Nine months Ended September 30, 2019 Compared to Three and Nine months Ended September 30, 2018

Operating Revenue, Costs of Revenues, and Gross Margin

We did not generate any revenues from continuing operations for the three and nine months ended September 30, 2019 and 2018.

Operating Expenses

For the three months ended September 30, 2019 operating expenses from operations amounted to $409,880 as compared to $493,485 for the three months ended September 30, 2018, a decrease of $83,605, or 17%.

For the nine months ended September 30, 2019 operating expenses from operations amounted to $1,487,520 as compared to $1,283,269 for the nine months ended September 30, 2018, an increase of $204,251, or 16%.

For the three and nine months ended September 30, 2019 and 2018, operating expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Professional fees	$140,680	$207,876	$479,860	$523,669
Compensation expense	214,387	233,072	705,803	539,927
Research and development expense	8,825	16,316	161,453	101,097
General and administrative expenses	45,988	36,221	140,404	118,576
Total	$409,880	$493,485	$1,487,520	$1,283,269

Professional fees:

For the three months ended September 30, 2019, professional fees decreased by $67,196 or 32%, as compared to the three months ended September 30, 2018. The decrease was primarily attributable to a decrease in accounting and audit fees of approximately $3,611, a decrease in consulting fee and investor relations of $42,674 and a decrease in legal fees of $20,911.

For the nine months ended September 30, 2019, professional fees decreased by $43,809 or 8%, as compared to the nine months ended September 30, 2018. The decrease was primarily attributable to a decrease in accounting and audit fees of approximately $35,136 and a decrease in consulting fee and investor relations of $89,208 offset by an increase in legal fees of $80,535.

Compensation expense:

For the three months ended September 30, 2019, compensation expense decreased by $18,715 or 8%, as compared to the three months ended September 30, 2018. The decrease was attributable to a decrease in stock-based compensation of $79,076 offset by an increase in administrative compensation of $60,361 which was a result of hiring a new CEO in December 2018.

For the nine months ended September 30, 2019, compensation expense increased by $165,876 or 31%, as compared to the nine months ended September 30, 2018. The increase was attributable to an increase in administrative compensation of $171,891 which was a result of hiring a new CEO in December 2018 offset by a decrease in stock-based compensation of $6,015 and.

Research and development expense:

For the three months ended September 30, 2019, research and development expense decreased by $7,491 or 46%, as compared to the three months ended September 30, 2018 related to a decrease in research activities related to ProscaVax™ clinical trials.

For the nine months ended September 30, 2019, research and development expense increased by $60,356 or 60%, as compared to the nine months ended September 30, 2018 related to an increase in research activities related to ProscaVax™ clinical trials.

General and administrative expenses:

For the three months ended September 30, 2019, general and administrative expenses increased by $9,767 or 27%, as compared to the three months ended September 30, 2018. The increase was primarily due an increase in in travel and entertainment, rent expense and other general and administrative expenses.

For the nine months ended September 30, 2019, general and administrative expenses increased by $21,828 or 18%, as compared to the nine months ended September 30, 2018. The increase was primarily due an increase in in travel and entertainment, rent expense and other general and administrative expenses.

Loss from Operations

For the three months ended September 30, 2019 operating expenses from operations amounted to $409,880 as compared to $493,485 for the three months ended September 30, 2018, a decrease of $83,605, or 17%. The decreases are primarily a result of a decrease in operating expenses discussed above.

For the nine months ended September 30, 2019 operating expenses from operations amounted to $1,487,520 as compared to $1,283,269 for the nine months ended September 30, 2018, an increase of $204,251, or 16%. The increases are primarily a result of an increase in operating expenses discussed above.

Other Income (Expense)

For the three months ended September 30, 2019, we had total other expense of $577,898 as compared to $151,048 for the three months ended September 30, 2018, an increase of $426,850 or 283%. This change was primarily due to the recording of a loss from the fair value of derivative liabilities of $523,595 in the 2019 period as compared to $860,084 in the 2018 period, a decrease of $336,489 or 39%. Additionally, during the three months ended September 30, 2019, we recorded a (loss) on debt extinguishment of $(46) as compared to a gain of $1,359,128 for the three months ended September 30, 2018. The total other (expense) income was offset by a decrease in interest expense of $595,835 related to interest-bearing debt and default interest.

For the nine months ended September 30, 2019, we had total other (expense) of $(5,560,841) as compared to other income of $5,247,581 for the nine months ended September 30, 2018, a change of $10,808,422 or 206%. This change was primarily due to the recording of a loss from the fair value of derivative liabilities of $(4,053,257) in the 2019 period as compared to a gain from the fair value of derivative liabilities of $4,495,597 in the 2018 period, a change of $8,548,854 or 190%. Additionally, during the nine months ended September 30, 2019, we recorded a (loss) on debt extinguishment of $(76,331) as compared to a gain of $2,109,621 for the nine months ended September 30, 2018. The total other income (expense) was offset by an increase in interest expense of $39,983 related to an increase in interest-bearing debt and default interest and decrease in foreign currency translation of $33,633.

Net (loss) income

For the three months ended September 30, 2019, loss from continuing operations amounted to $987,778, or $0.00 per share (basic and diluted), compared to $644,533, or $1.97 per share (basic and diluted) for the three months ended September 30, 2018, a change of $343,245 or 53%.

For the nine months ended September 30, 2019, (loss) from continuing operations amounted to $(7,048,361), or $(0.02) per share (basic and diluted), compared to an income of $3,964,312, or $13.26 per share (basic and diluted) for the nine months ended September 30, 2018, a change of $11,012,673 or 278%.

Foreign currency translation loss

The functional currency of our former subsidiaries operating in Mexico is the Mexican Peso (“Peso”). The financial statements of our subsidiaries are translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of unrealized foreign currency translations gain (loss), which are a non-cash adjustment, we reported unrealized foreign currency translation gain (loss) of $0 for both the three and nine months ended September 30, 2019 as compared to unrealized foreign currency translation gain (loss) of $0 and $(25,184) for the three and nine months ended September 30, 2018, respectively. This non-cash loss had the effect of decreasing our reported comprehensive loss.

Comprehensive (loss) income

As a result of our unrealized foreign currency translation gain (loss), we had comprehensive loss of $987,778 for the three months ended September 30, 2019, compared to $644,553 for the three months ended September 30, 2018.

As a result of our unrealized foreign currency translation gain (loss), we had comprehensive (loss) of $(7,048,361) for the nine months ended September 30, 2019, compared to comprehensive income of $3,939,128 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $13,718,635 and cash of $136,087 as of September 30, 2019 and a working capital deficit of $7,557,621 and $201 of cash as of December 31, 2018.

			Nine Months Ended September 30, 2019
	September 30, 2019	December 31, 2018	Change	Percentage Change
Working capital deficit:
Total current assets	$371,379	$215,882	$155,497	72%
Total current liabilities	(14,090,014)	(7,773,503)	(6,316,511)	81%
Working capital deficit:	$(13,718,635)	$(7,557,621)	$(6,161,014)	82%

The increase in working capital deficit was primarily attributable to an increase in current assets of $155,497 and an increase in current liabilities of $6,316,511, including an increase in derivative liabilities of $4,113,462.

Cash Flows

Changes in our cash balance are summarized as follows:

	Nine Months Ended September 30,
	2019	2018
Cash used in operating activities	$(831,284)	$(1,296,789)
Cash provided by financing activities	967,170	1,345,691
Net increase in cash	$135,886	$48,902

Net Cash Used in Operating Activities

Net cash flow used in operating activities was $831,284 for the nine months ended September 30, 2019 as compared to $1,296,789 for the nine months ended September 30, 2018, a decrease of $465,505, or 36%.

●	Net cash flow used in operating activities for the nine months ended September 30, 2019 primarily reflected our net loss of $7,048,361 adjusted for the add-back on non-cash items such as derivative expense of $4,053,257, stock-based compensation expense of $148,053, amortization of debt discount of $1,248,031 and loss on debt extinguishment of $76,331, non-cash interest including default interest of $(179,989) and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses of $19,611, an increase in accounts payable of $307,511 and an increase in accrued liabilities of $581,740.

●	Net cash flow used in operating activities for the nine months ended September 30, 2018 primarily reflected our net income of $3,964,312 adjusted for the add-back of non-cash items such as derivative income of $4,495,598, stock-based compensation expense of $206,568, amortization of debt discount of $848,280, gain on debt extinguishment of $2,355,431, gain on foreign currency transactions of $25,184 and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses of $213,559, an increase in accounts payable of $79,292, a decrease in liabilities of discontinued liabilities of $8,449 and an increase in accrued liabilities of $701,227.

Cash Provided by Financing Activities

Net cash flow provided by financing activities was $967,170 for the nine months ended September 30, 2019 as compared to $1,345,691 for the nine months ended September 30, 2018, a decrease of $378,521, or 28%.

●	Net cash provided by financing activities for the nine months ended September 30, 2019 consisted of $935,700 of net proceeds from convertible debt, net of debt issuance costs and proceeds from related party advances of $31,970 offset by redemption of Series B Preferred of $500.

●	Net cash provided by financing activities for the nine months ended September 30, 2018 consisted of $6,000 net proceeds from the sale of common stock and subscription receivable, $1,921,643 of net proceeds from convertible debt, net of debt issuance costs and $72,239 proceeds from related party advances offset by $654,191 repayment of convertible debt.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net (loss) from continuing operations of $(7,048,361) for the nine months ended September 30, 2019. The net cash used in operations was $831,284 for the nine months ended September 30, 2019. Additionally, the Company had an accumulated deficit of $24,236,025 at September 30, 2019 and had a working capital deficit of $13,718,635 at September 30, 2019, had no revenues from continuing operations since inception, and is currently in default on certain convertible debt instruments. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Current and Future Financings

Loans Payable

From June 2017 to September 2017, we entered into loan agreements with several third parties (the “Loans”). Pursuant to the loan agreements, we borrowed an aggregate principal amount of $538,875. The Loans bear interest at an annual rate of 33.3%, are unsecured and are currently in default. As of September 30, 2019, the loan principal balance and accrued interest payable amounted to $538,875 and $384,993, respectively, with an aggregate outstanding balance of $923,868.

November 2016 Financing

On November 23, 2016, the Company entered into an Amended and Restated Securities Purchase Agreements with three institutional investors for the sale of the Company’s convertible notes and warrants which was fully converted in 2018.

As of September 30, 2019, there were 30,247 warrants outstanding under the November 2016 Warrants (see Note 4 and Note 8-Warrants in the accompanying unaudited condensed consolidated financial statements for additional information).

June 2017 Financing

On June 2, 2017, the Company entered into the Second Securities Purchase Agreement with the Purchasers for the sale of the Company’s June 2017 Notes and June 2017 Warrants.

As of September 30, 2019, the June 2017 Notes had outstanding principal and accrued interest of $1,495 and $0, respectively and are currently bearing interest at the default interest rate of 24% per annum.

As of September 30, 2019, there were 40,331 warrants outstanding under the June 2018 Warrants (see Note 4 and Note 8-Warrants in the accompanying unaudited condensed consolidated financial statements for additional information).

July 2017 Financing

On July 26, 2017, the Company entered into the Third Securities Purchase Agreement with the Purchasers for the sale of the Company’s July 2017 Notes and July 2017 Warrants.

As of September 30, 2019, the July 2017 Notes had outstanding principal and accrued interest of $38,794 and $30,612, respectively and are currently bearing interest at the default interest rate of 24% per annum.

As of September 30, 2019, there were 70,662 warrants outstanding under the July 2017 Warrants (see Note 4 and Note 8-Warrants in the accompanying unaudited condensed consolidated financial statements for additional information).

January 2018 Financing

On January 29, 2018, the Company entered into the Fourth Securities Purchase Agreement with the Purchasers for the sale of the Company’s January 2018 Notes and January 2018 Warrants.

As of September 30, 2019, the January 2018 Notes had outstanding principal and accrued interest of $222,222 and $57,321, respectively and are currently bearing interest at the default interest rate of 18% per annum.

As of September 30, 2019, there were 953,744 warrants outstanding under the January 2018 Warrants (see Note 4 and Note 8-Warrants in the accompanying unaudited condensed consolidated financial statements for additional information).

March 2018 Financing

On March 13, 2018, the Company entered into the Fifth Securities Purchase Agreement with the Purchasers for the sale of the Company’s March 2018 Notes and March 2018 Warrants.

As of September 30, 2019, the March 2018 Notes had outstanding principal and accrued interest of $152,778 and $39,431, respectively and are currently bearing interest at the default interest rate of 18% per annum and have a maturity date of November 13, 2018.

As of September 30, 2019, there were 1,430,616 warrants outstanding under the March 2018 Warrants (see Note 4 and Note 8-Warrants in the accompanying unaudited condensed consolidated financial statements for additional information).

July 2018 Financing

On July 25, 2018, the Company entered into Sixth Securities Purchase Agreement with an institutional investor for the sale of the July 2018 Note. The Note bears interest at 8% per year and will mature on the one-year anniversary of the date of issue.

As of September 30, 2019, the July 2018 Note had outstanding principal and accrued interest of $150,000 and $19,537, respectively and are currently bearing interest at the default interest rate of 18% per annum (see Note 4 in the accompanying unaudited condensed consolidated financial statements for additional information).

September 2018 Financing

On September 24, 2018, the Company entered into the Seventh Purchase Agreement with the Seventh Round Purchasers for the sale of the Company’s September 2018 Notes and September 2018. The September 2018 Notes bear interest at a rate of 5% per year and shall mature on May 24, 2019.

As of September 30, 2019, the September 2018 Notes had outstanding principal and accrued interest of $1,303,038 and $90,165, respectively and are currently bearing interest at the default interest rate of 18% per annum.

As of September 30, 2019, there were 8,762,518 warrants outstanding under the September 2018 Warrants (see Note 4 and Note 8-Warrants in the accompanying unaudited condensed consolidated financial statements for additional information).

November 2018 Financing

On November 13, 2018, the Company entered into the Eighth Purchase Agreement with the Eighth Round Purchaser for the sale of the Company’s November 2018 Note and November 2018 Warrant. The November 2018 Note bears interest at a rate of 5% per year and shall mature on July 29, 2019.

As of September 30, 2019, the November 2018 Note had outstanding principal and accrued interest of $127,778 and $11,490, respectively, and are currently bearing interest at the default interest rate of 18% per annum.

As of September 30, 2019, there were 822,604 warrants outstanding under the November 2018 Warrants (see Note 4 and Note 8-Warrants in the accompanying unaudited condensed consolidated financial statements for additional information).

January 2019 Financing

On January 18, 2019, the Company entered into the Ninth and Tenth Purchase Agreements with the Ninth and Tenth Round Purchasers for the sale of the Company’s January 2019 Notes. The January 2019 Notes bear interest at a rate of 5% per year and shall mature on January 18, 2020.

As of September 30, 2019, the January 2019 Notes had an aggregate outstanding principal and accrued interest of $173,125 and $11,453, respectively, and are currently bearing interest at the default interest rate of 18% per annum (see Note 4 in the accompanying unaudited condensed consolidated financial statements for additional information).

March 2019 Financing

On March 25, 2019, the Company entered into the Eleventh Purchase Agreement with the Eleventh Round Purchaser for the sale of the Company’s March 2019 Note and March 2019 Warrant. The March 2019 Note bears interest at a rate of 5% per year and shall mature on November 25, 2019.

As of September 30, 2019, the March 2019 Note had outstanding principal and accrued interest of $55,556 and $3,991, respectively, and are currently bearing interest at the default interest rate of 18% per annum.

As of September 30, 2019, there were 357,645 warrants outstanding under the March 2019 Warrants (see Note 4 and Note 8-Warrants in the accompanying unaudited condensed consolidated financial statements for additional information).

April 2019 Financings

On April 1, 2019, the Company entered into the Twelfth Purchase Agreement with the Twelfth Round Purchaser for the sale of the Company’s April 2019 Note I and April 2019 Warrant I. The April 2019 Note I bears interest at a rate of 5% per year and shall mature on December 2, 2019.

As of September 30, 2019, the April 2019 Note I had outstanding principal and accrued interest of $27,778 and $1,965, respectively, and are currently bearing interest at the default interest rate of 18% per annum.

As of September 30, 2019, there were 178,827 warrants outstanding under the April 2019 Warrants I (see Note 4 and Note 8-Warrants in the accompanying unaudited condensed consolidated financial statements for additional information).

On April 29, 2019, the Company entered into the Thirteenth Purchase Agreement with the Thirteenth Round Purchasers for the sale of the Company’s April 2019 Notes II and April 2019 Warrants II. The April 2019 Note II bears interest at a rate of 5% per year and shall mature on December 29, 2019.

As of September 30, 2019, the April 2019 Notes II had an aggregate outstanding principal and accrued interest of $205,279 and $13,763, respectively, and are currently bearing interest at the default interest rate of 18% per annum.

As of September 30, 2019, there were 1,321,531 warrants outstanding under the April 2019 Warrants II (see Note 4 and Note 8-Warrants in the accompanying unaudited condensed consolidated financial statements for additional information).

May 2019 Financing

On May 29, 2019, the Company entered into the Fourteenth Purchase Agreement with the Fourteenth Round Purchaser for the sale of the Company’s May 2019 Notes and May 2019 Warrants. The May 2019 Notes bears interest at a rate of 5% per year and shall mature on January 29, 2020.

As of September 30, 2019, the May 2019 Notes had an aggregate outstanding principal and accrued interest of $10,000 and $451, respectively, and are currently bearing interest at the default interest rate of 18% per annum.

As of September 30, 2019, there were 64,378 warrants outstanding under the May 2019 Warrants (see Note 4 and Note 8-Warrants in the accompanying unaudited condensed consolidated financial statements for additional information).

June 2019 Financings

On June 3, 2019, the Company entered into the Fifteenth Purchase Agreement with the Sixteenth Round Purchasers for the sale of the Company’s June 2019 Note I and June 2019 Warrants I. The June 2019 Note I bears interest at a rate of 5% per year and shall mature on February 3, 2020.

As of September 30, 2019, the June 2019 Notes I had an aggregate outstanding principal and accrued interest of $129,167 and $5,740, respectively, and are currently bearing interest at the default interest rate of 18% per annum.

As of September 30, 2019, there were 831,545 warrants outstanding under the June 2019 Warrants I (see Note 4 and Note 8-Warrants in the accompanying unaudited condensed consolidated financial statements for additional information).

On June 26, 2019, the Company entered into the Fifteenth Purchase Agreement with the Fifteenth Round Purchasers for the sale of the Company’s June 2019 Note II and June 2019 Warrants II. The June 2019 Notes II bears interest at a rate of 5% per year and shall mature on February 26, 2020.

As of September 30, 2019, the June 2019 Note II had an aggregate outstanding principal and accrued interest of $55,556 and $2,294, respectively, and are currently bearing interest at the default interest rate of 18% per annum.

As of September 30, 2019, there were 357,654 warrants outstanding under the June 2019 Warrants II (see Note 4 and Note 8-Warrants in the accompanying unaudited condensed consolidated financial statements for additional information).

July 2019 Financing

On July 2, 2019, the Company entered into the Seventeenth Purchase Agreement with the Seventeenth Round Purchasers for the sale of the Company’s July 2019 Note I and July 2019 Warrants I. The July 2019 Notes I bears interest at a rate of 5% per year and shall mature on February 26, 2020.

As of September 30, 2019, the July 2019 Note I had outstanding principal and accrued interest of $55,556 and $2,248, respectively, and are currently bearing interest at the default interest rate of 18% per annum.

As of September 30, 2019, there were 357,654 warrants outstanding under the July 2019 Warrants I (see Note 4 and Note 8-Warrants in the accompanying unaudited condensed consolidated financial statements for additional information).

On July 8, 2019, the Company entered into the Eighteenth Purchase Agreement with the Eighteenth Round Purchasers for the sale of the Company’s July 2019 Note II and July 2019 Warrants II. The July 2019 Notes II bear interest at a rate of 5% per year and shall mature on February 26, 2020.

As of September 30, 2019, the July 2019 Note II had outstanding principal and accrued interest of $55,556 and $2,202, respectively, and are currently bearing interest at the default interest rate of 18% per annum.

As of September 30, 2019, there were 357,654 warrants outstanding under the July 2019 Warrants II (see Note 4 and Note 8-Warrants in the accompanying unaudited condensed consolidated financial statements for additional information).

August 2019 Financings

On August 19, 2019, the Company entered into the Nineteenth Purchase Agreement with the Nineteenth Round Purchasers for the sale of the Company’s August 2019 Note I and August 2019 Warrant I. The August 2019 Note I bear interest at a rate of 5% per year and shall mature on March 30, 2020.

As of September 30, 2019, the August 2019 Note I had outstanding principal and accrued interest of $27,779 and $160, respectively.

As of September 30, 2019, there were 2,778 warrants outstanding under the August 2019 Warrant I (see Note 4 and Note 8-Warrants in the accompanying unaudited condensed consolidated financial statements for additional information).

On August 28, 2019, the Company entered into the Twentieth Purchase Agreement with the Twentieth Round Purchasers for the sale of the Company’s August 2019 Note II. The August 2019 Note II bears interest at a rate of 5% per year and shall mature on August 27, 2020.

As of September 30, 2019, the August 2019 Note II had outstanding principal and accrued interest of $29,700 and $134, respectively (see Note 4 in the accompanying unaudited condensed consolidated financial statements for additional information).

September 2019 Financing

On September 27, 2019, the Company entered into the Twenty-first Purchase Agreement with the Twenty-first Round Purchasers for the sale of the Company’s September 2019 Note and September 2019 Warrants. The September 2019 Note bears interest at a rate of 5% per year and shall mature on May 27, 2020.

As of September 30, 2019, the September 2019 Note had outstanding principal and accrued interest of $166,667 and $0, respectively.

As of September 30, 2019, there were 16,667 warrants outstanding under the September 2019 Warrants (see Note 4 and Note 8-Warrants in the accompanying unaudited condensed consolidated financial statements for additional information).

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

Common Stock for debt conversion

During the nine months ended September 30, 2019, the Company issued an aggregate of 148,834 shares of its common stock upon conversion of $322,174 and $79,836 of outstanding principal and accrued interest, respectively, of convertible debt. These shares of common stock had an aggregate fair value $770,609 and the difference between the aggregate fair value and the aggregate converted amount of $368,599 was recorded as loss on debt extinguishment.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the nine months ended September 30, 2019 and year ended December 31, 2018 include the valuation of assets and liabilities of discontinued operations, useful life of property and equipment, valuation of operating lease ROU assets and liabilities, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions, the valuation of derivative liabilities, and the fair value of assets acquired and liabilities assumed in the business acquisition.

Fair value of financial instruments and fair value measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2019. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

Derivative liabilities

The Company has certain financial instruments that are embedded derivatives associated with capital raises. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10 – Derivative and Hedging – Contract in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any embedded derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2019, our disclosure controls and procedures were not effective.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2019. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of September 30, 2019, our internal control over financial reporting was not effective.

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

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for provided below, all unregistered sales of our securities during the three months ended September 30, 2019, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

1.	During the three months ended September 30, 2019, the Company issued to a lender, an aggregate of 35,216 shares of common stock upon conversion of debt of $48,121, including both outstanding principal and accrued interest.

2.	During the three months ended September 30, 2019, the Company issued to a second lender, an aggregate of 20,000 shares of common stock upon conversion of $33,180 including both outstanding principal and accrued interest.

3.	During the three months ended September 30, 2019, the Company issued to lenders, 1,396 shares of common stock related to common shares adjustment which resulted from the reverse split.

The shares of common stock referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

From June 2017 to September 2017, we entered into loan agreements with several third parties (the “Loans”). Pursuant to the loan agreements, we borrowed an aggregate principal amount of $538,875. The Loans bear interest at an annual rate of 33.3%, are unsecured and are in default due to non-payment as of September 30, 2019.

As of September 30, 2019, we were in default on certain convertible debt instruments and loans caused by the non-payment of outstanding balance pursuant to the repayment terms.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Effective November 8, 2019, our Chief Executive Officer, Dr. Brian Barnett, resigned from his position with the Company. Andrew Kucharchuk, our Chief Financial Officer, was named Chief Executive Officer effective that same date.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

2.1	Certificate of Change of OncBioMune Pharmaceuticals, Inc., dated August 28, 2019 (incorporated by reference to Exhibit 3.1 to registrant’s current report on Form 8-K filed with the SEC on September 13, 2019)

4.1*	Note dated September 25, 2019

4.2*	Warrant dated September 25, 2019

10.1*	Securities Purchase Agreement dated September 25, 2019

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCBIOMUNE PHARMACEUTICALS, INC.

Dated: November 19, 2019	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk
Chief Executive Officer, Chief Financial Officer and President (principal executive officer, principal financial officer and principal accounting officer)

