Form 10-K
period 2019-12-31
OncBioMune Pharmaceuticals, Inc
filed 2020-03-25
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s last completed second quarter, based upon the closing price of the common stock of $4.89 on such date, is $1,360,910.

As of March 17, 2020, there were 881,118 shares of the issuer’s common stock, par value $0.0001, issued and outstanding.

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

Forward-looking statements include, but are not limited to, statements about:

●	our ability to continue as a going concern;
●	our ability to raise additional capital when needed;
●	our ability to achieve commercial success for ProscaVax™;
●	our ability to generate revenues from ProscaVax™;
●	the outcome of our disposal of Vitel Laboratories;
●	competition;
●	our ability to hire and retain key personnel;
●	our collaboration arrangements and reliance on third parties;
●	our clinical trial and product development initiatives;
●	our ability to maintain or gain required regulatory approvals;
●	the availability and extent of coverage and reimbursement from third-party payers;
●	our use of hazardous materials;
●	our ability to safeguard against security;
●	our ability to insure against product liability claims;
●	our ability to protect our intellectual property;
●	the cost of intellectual property litigation;
●	our ability to obtain and maintain our patent protection;
●	our ability to protect our intellectual property throughout the world;
●	the volatility of our stock price;
●	our ability to pay dividends.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. These forward-looking statements are subject to a number of risks, uncertainties and assumptions including without limitation the risks described in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

ITEM 1. BUSINESS

OncBioMune Pharmaceuticals, Inc., a Nevada corporation (referred to collectively with its subsidiaries as “OncBioMune”, “we”, “us”, “our” or the “Company” in this Annual Report) is the registrant for SEC reporting purposes.

Business Overview

We are a clinical-stage biopharmaceutical company engaged in the development of novel cancer immunotherapy products, with a proprietary vaccine technology that is designed to stimulate the immune system to attack its own cancer while not attacking the patient’s healthy cells. The Company has proprietary rights to an investigational immunotherapy platform with an initial focus on prostate and breast cancers but that may be used to fight any solid tumor. The Company is also developing targeted therapies. Our mission is to improve overall patient condition through innovative bio-immunotherapy with proven treatment protocols, to lower deaths associated with cancer and to reduce the cost of cancer treatment. We believe our technology is safe, and utilizes clinically proven research methods of treatment to provide optimal likelihood of patient recovery.

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

ProscaVax™

We completed a Phase 1a clinical trial of our lead product, ProscaVax™, the Company’s lead immunotherapy product from its platform. On May 11, 2018, the Institutional Review Board and Scientific Review Committee at the Dana-Farber Cancer Institute approved the Phase 2 clinical trial of ProscaVax™. The Phase 2 trial ProscaVax™, which is being evaluated for use as a vaccine for prostate cancer, is being hosted by Beth Israel Deaconess Medical Center (BIDMC), a teaching hospital of Harvard University, and its affiliate hospital, the Dana-Farber Cancer Institute. The trial commenced in March 2019. The trial is expected to last 43 months and enroll 120 prostate cancer patients (80 in the ProscaVax™ arm, 40 in active surveillance arm). Although the trial has commenced as of March of 2020 no patients have been enrolled due to lack of funding.

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

We initiated work on the Phase 2 trial of ProscaVax™ in early-stage prostate cancer patients in the “active surveillance” stage of disease at Harvard’s BIDMC with additional patients from Harvard-affiliated Hospitals and Research Institutes. This will be a 120 patient clinical trial with 40 control patients in active surveillance and 80 active surveillance patients receiving ProscaVax™ (full series of vaccines and vaccines with IL-2). This trial was approved by the IRB at BIDMC and Dana-Farber Cancer Institute on May 11, 2018. This protocol was amended after IRB approval and did not activate at that time. Amendment 2 was IRB approved on February 28, 2019. The trial is at present date on hold due to lack of funding.

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

Federal false claims laws prohibit, among other things, any person from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment, or knowingly making, or causing to be made, a false record or statement material to a false or fraudulent claim. For example, several pharmaceutical and other healthcare companies have faced enforcement actions under these laws for allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, anti-kickback statute violations and certain marketing practices, including off-label promotion, may also implicate false claims laws. Federal false claims laws violations may result in imprisonment, criminal fines, and exclusion from participation in federal healthcare programs. The majority of states also have statutes or regulations similar to the federal anti-kickback law and false claims laws, which apply to items and services reimbursed under Medicaid and other state programs. A number of states have anti-kickback laws that apply regardless of the payer.

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

Medicare Part B pays providers under a payment methodology using average sales price (“ASP”) information. Manufacturers are required to provide ASP information to CMS on a quarterly basis. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary. This information is used to compute Medicare payment rates, updated quarterly based on this ASP information. The Medicare Part B payment methodology for physicians is ASP plus six percent and can change only through legislation. There is a mechanism for comparison of ASP for a product to the widely available market price and the Medicaid Average Manufacturer Price for the product, which could cause further decreases in Medicare payment rates, although this mechanism has yet to be utilized. The statute establishes the payment rate for new drugs and biologicals administered in hospital outpatient departments that are granted “pass-through status” at the rate applicable in physicians’ offices (i.e., ASP plus six percent) for two to three years after FDA approval. CMS establishes the payment rates for drugs and biologicals that do not have pass-through status by regulation.

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

We expect that ProscaVax™ will be made available to patients that are eligible for Medicaid benefits. A condition of federal funds being made available to cover our products under Medicaid and Medicare Part B is our participation in the Medicaid drug rebate program. Under the Medicaid drug rebate program, we will pay a rebate to each state Medicaid program for each unit of ProscaVax™ paid for by those programs. The rebate amount varies by quarter, and is based on pricing data reported by us on a monthly and quarterly basis to CMS. These data include the monthly and quarterly average manufacturer price (“AMP”) for our drugs, and in the case of innovator products like ProscaVax™, the quarterly best price (the “QBP”), which is our lowest price in a quarter to any commercial or non-governmental customer. If we become aware that our reported prices for prior quarters are incorrect or should be changed to reflect late-arriving pricing data, we would be obligated to submit the corrected data for a period not to exceed 12 quarters from the quarter in which the data originally were due. Any corrections to our pricing data could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction.

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

If we make ProscaVax™ available for purchase by authorized users of the Federal Supply Schedule (“FSS”) of the General Services Administration pursuant to an FSS contract with the Department of Veterans Affairs (“VA”), the Veterans Health Care Act of 1992 (“VHCA”), would require us to offer deeply discounted FSS contract pricing to four federal agencies commonly referred to as the “Big Four” - the VA, the Department of Defense (“DoD”), the Coast Guard and the Public Health Service (including the Indian Health Service) - for federal funding to be made available for reimbursement of any of our products under the Medicaid program, Medicare Part B and for our products to be eligible to be purchased by those four federal agencies and certain federal grantees. FSS pricing to those four federal agencies must be equal to or less than the federal ceiling price (“FCP”). The FCP is based on a weighted average wholesale price known as the non-federal average manufacturer price (“Non-FAMP”). We are required to report Non-FAMP to the VA on a quarterly and annual basis. If we misstate Non-FAMP or FCP, we must restate these figures. In addition, if we are found to have knowingly submitted false information to the government, the VHCA provides for civil monetary penalties in addition to other penalties the government may impose.

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

Employees

As of March 17, 2020, we had two full time employees. None of our employees are represented by a union. We believe we have good relations with our employees.

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

Amended and Restated Articles of Incorporation

On August 12, 2015, we amended and restated our articles of incorporation to, among other things:

●	change our corporate name from Quint Media, Inc. to OncBioMune Pharmaceuticals, Inc.,

●	increase our authorized shares to 520,000,000, of which 500,000,000 shares were common stock, with a par value of $0.0001 per share, and 20,000,000 shares were preferred stock, with a par value of $0.0001 per share, and

●	effect a reverse stock split, which became effective on August 27, 2015 (“Reverse Stock Split”), of our outstanding common stock pursuant to which every 139.23 issued and outstanding shares of our common stock was reclassified and converted into one share of common stock. No cash was paid or distributed as a result of the Reverse Stock Split, and no fractional shares were issued. All fractional shares which would otherwise have been required to be issued as a result of the Reverse Stock Split were rounded up to a whole share.

On August 20, 2015, we filed a Certificate of Designation with the Nevada Secretary of State, designating 1,333 shares of preferred stock as Series A Preferred Stock (“Series A Preferred Stock”). Each holder of Series A Preferred Stock is entitled to 500 votes for each share of Series A Preferred Stock held as of the applicable date on any matter that is submitted to a vote or for the consent of the stockholders of the Company. The holders of Series A Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of common stock as set forth herein) for taking any corporate action. On August 27, 2015, the Financial Industry Regulatory Authority approved the Reverse Stock Split and our corporate name change.

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

On February 20, 2019, pursuant to the Certificate of Designation, the Company exercised its right to redeem 6,667 shares of the Series B Preferred outstanding held by to Banco Actinver, S.A., in its capacity as Trustee of the Trust Agreement for the benefit of Mr. Cosme and Mr. Alaman equal to the stated value. The total redemption price equaled $500 or $0.075 per share of Series B Preferred. As of December 31, 2019 and 2018, there were 3,856 and 10,523 shares of Series B Preferred issued and outstanding, respectively.

On April 3, 2019, the Company filed an amendment to its Articles of Incorporation to increase its authorized common stock from 500,000,000 shares to 1,500,000,000 shares. The Company’s 1,520,000,000 authorized shares consisted of 1,500,000,000 shares of common stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share.

On August 6, 2019, the Company filed an amendment to its Articles of Incorporation to increase its authorized common stock from 1,500,000,000 shares to 5,000,000,000 shares. The Company’s 5,020,000,000 authorized shares consisted of 5,000,000,000 shares of common stock at $0.0001 per share par value, and 20,000,000 shares of preferred stock at $0.0001 per share par value.

On August 28, 2019, the Company filed an amendment to its Articles of Incorporation to implement a reverse stock split of the Company’s issued and outstanding shares of common and preferred stock at a ratio of 1-for-750 (the “Reverse Stock Split”), which became effective on September 12, 2019. In addition, the Company amended the articles to reduce the Company’s authorized shares to; (i) 6,666,667 shares of common stock and; (ii) 26,667 shares of preferred stock, including 1,333 shares of Series A Preferred and 10,523 shares of Series B Preferred. The Reverse Stock Split did not have any effect on the stated par value of the common and preferred stock. All share and per share amounts in the accompanying audited consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split.

As of March 17, 2020, we had 881,118 shares of common stock, 1,333 shares of Series A preferred stock and 3,856 shares of Series B preferred stock issued and outstanding.

Acquisition of OncBioMune, Inc.

Effective as of September 2, 2015, we closed the exchange (the “Exchange”) pursuant to that certain share exchange agreement dated as of June 22, 2015, as amended, among OncBioMune, the OncBioMune stockholders and us (the “Exchange Agreement”). On September 2, 2015, pursuant to the terms of the Exchange Agreement, we issued an aggregate of 62,667 shares of our common stock (representing approximately 91.3% of our then-outstanding common stock) and 1,333 shares of our Series A preferred stock (representing 100% of our outstanding Series A preferred shares) in exchange for 62,667 shares of OncBioMune’s common stock. As a result, the OncBioMune stockholders became our stockholders and OncBioMune became our wholly-owned subsidiary.

In connection with our corporate name change to OncBioMune Pharmaceuticals, Inc., the trading symbol for our common stock was changed from “QUNI” to “OBMP.” Also, effective as of September 2, 2015, we changed our fiscal year end from February 28 to December 31.

Shareholders Agreement with Vitel Laboratorios, S.A. de C.V.

On August 19, 2016, we entered into a Shareholders Agreement (the “Shareholders Agreement”) with Vitel Laboratorios related to their ownership of Oncbiomune México. Oncbiomune Mexico is authorized to issue 13 shares of Common Stock, of which 7 shares were subscribed for and issued to us and 7 shares were subscribed for and issued to Vitel Laboratorios.

This Agreement became effective as of August 19, 2016 and, except as otherwise set forth herein, will continue in effect thereafter until terminated upon the mutual consent of all of the Parties hereto. We plan to dissolve OBM Mexico after we dispose of Vitel. As of the filing date of this report, OBM Mexico has not been dissolved.

Acquisition of Vitel Laboratorios

On March 10, 2017 (the “Closing Date”), we completed the acquisition of 100% of the issued and outstanding capital stock of Vitel Laboratorios from its shareholders Manuel Cosme Odabachian and Carlos Fernando Alaman Volnie (collectively, the “Vitel Stockholders”) pursuant to the terms and conditions of a Contribution Agreement to the Property of Trust F/2868 entered into among we and the Vitel Stockholders on the Closing Date (the “Contribution Agreement”). Pursuant to the terms of the Contribution Agreement we issued 81,544 shares of our unregistered common stock, par value $0.0001 per share (the “Common Stock”) and 6,667 shares of Series B preferred stock (the “Series B Preferred”) to Banco Actinver, S.A., in its capacity as Trustee (the “Trustee”) of the Irrevocable Management Trust Agreement Trust No. 2868 (the “Trust Agreement”) for the benefit of the Vitel Stockholders in exchange for 100% of the issued and outstanding capital stock of Vitel Laboratorios (the “Vitel Shares”). The Common Stock and Series B Preferred are held by Trustee for the benefit of the Vitel Stockholders as provided for in the Trust Agreement and 98% of the Vitel Shares are held by the Trustee for the benefit of our company as provided for in the Trust Agreement and 2% of the Vitel Shares were transferred to OBMP. Vitel Laboratorios became a wholly owned subsidiary of our company as of the Closing Date. In addition, we agreed to issue 3,856 shares of Series B Preferred to Jonathan F. Head, Ph. D, our Chief Executive Officer and a member of the Board of Directors of our company as provided for in the Contribution Agreement.

On December 29, 2017, the Board of Directors of the Company determined to sell or otherwise dispose of its interest in Vitel Laboratorios S.A. de C.V. (“Vitel”) and Oncbiomune México, S.A. De C.V. (“OBMP Mexico”) due to disputes with the original Vitel Stockholders and resulting loss of operational control of the assets and operations of Vitel and Oncbiomune Mexico. Accordingly, Vitel and Oncbiomune México were treated as a discontinued operation through December 31, 2017 and were deconsolidated effective January 1, 2018. On February 20, 2019, pursuant to the Certificate of Designation, Rights and Preferences of the Series B Preferred, the Company exercised its right to redeem all of the 6,667 shares of the Series B Preferred outstanding held by to Banco Actinver, S.A., in its capacity as Trustee of the Trust Agreement for the benefit of Mr. Cosme and Mr. Alaman equal to the stated value. The total redemption price equaled $500 which was equal to $0.075 per share of Series B Preferred.

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

This decision will enable us to focus more of our efforts and resources on the Phase 2 clinical trials of ProscaVax™ in the United States. In connection with the foregoing, Manuel Cosme Odabachian resigned as a member of the board of directors of OBMP and as an officer of the Company on December 22, 2017. Carlos Alaman also resigned as an officer of Vitel. We expect to terminate the Contribution Agreement, Stockholders Agreement and Trust Agreement during 2020.

ITEM 1A. RISK FACTORS

Risks Relating to Our Financial Position and Operations

There is substantial doubt about our ability to continue as a going concern.

We had net income (loss) of $(9,402,244) and $6,468,325 for the years ended December 31, 2019 and 2018, respectively, however the net income in 2018 resulted primarily from the change in fair value of derivative liabilities. The net loss from operations were $1,768,569 and $1,777,973 for the years ended December 31, 2019 and 2018, respectively. The net cash used in operations were $1,171,131 and $1,679,406 for the years ended December 31, 2019 and 2018, respectively. Additionally, the Company had an accumulated deficit of $26,589,908 and $17,187,664, at December 31, 2019 and 2018, respectively, had a stockholders’ deficit of $15,937,452 at December 31, 2019, had a working capital deficit of $15,969,504 at December 31, 2019. The Company had no revenues from continuing operations for the years ended December 31, 2019 and 2018, and we defaulted on our debt. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Although management believes there is substantial doubt about our ability to continue as a going concern our consolidated financial statements, they do not reflect any adjustments that might result if we are unable to continue our business. Our consolidated financial statements contain additional note disclosure describing the circumstances that lead to this disclosure. Even if we are able to successfully realize our commercialization goals for ProscaVax™, because of the numerous risks and uncertainties associated with commercialization of a biologic, we may still require additional funding. And in any event, we are unable to predict when we will become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability.

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

We have never sold or marketed our pharmaceutical products in our continuing operations. Unless we can successfully commercialize ProscaVax™ or another product candidate or acquire the right to market other approved products, our business will be materially adversely affected. Our ability to generate revenues for ProscaVax™ will depend on, and may be limited by, a number of factors, including the following:

●	Our ability to complete the necessary clinical trials for ProscaVax™;

●	Our ability to receive approval of ProscaVax™ by the FDA;

●	acceptance of and ongoing satisfaction with ProscaVax™ by the medical community, patients receiving therapy and third-party payers in the United States, and eventually in foreign markets if we receive marketing approvals abroad;

●	our ability to develop and expand market share for treating late stage prostate cancer patients, both in the United States and potentially in the rest of the world if we receive marketing approvals outside of the United States, in the midst of numerous competing products for late stage prostate cancer, many of which are in late stage clinical development;

●	whether data from clinical trials for the additional indication of early stage prostate cancer patients are positive and whether such data, if positive, will be sufficient to achieve approval from the FDA and its foreign counterparts to market and sell ProscaVax™ for this additional indication;

●	adequate coverage or reimbursement for ProscaVax™ by government healthcare programs and third-party payors, including private health coverage insurers and health maintenance organizations; and

●	the ability of patients to afford any required co-payments for ProscaVax™.

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

We currently do not have the necessary senior management and senior scientific, clinical, regulatory, operational and other personnel to operate our business. The development of new therapeutic products requires expertise from a number of different disciplines, some of which are not widely available.

Companies like ours depend upon our scientific staff to discover new product candidates and to develop and conduct pre-clinical studies of those new potential products. Clinical and regulatory staff is responsible for the design and execution of clinical trials in accordance with FDA requirements and for the advancement of product candidates toward FDA approval and submission of data supporting approval. The quality and reputation of our scientific, clinical and regulatory staff, especially the senior staff, and their success in performing their responsibilities, may directly influence the success of our product development programs. As we pursue successful commercialization of ProscaVax™, we will need to hire sales and marketing, and operations executive management staff in order to ensure our organizational success. In addition, we require additional executive officers to provide strategic and operational guidance. r Our inability to recruit key management and scientific, clinical, regulatory, medical, operational and other personnel, may delay or prevent us from achieving our business objectives. We face intense competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

Risks Relating to Collaboration Arrangements and Reliance on Third Parties

We must rely on relationships with third-party suppliers to supply necessary components used in our products, which relationships are not easy to replace.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices at 11441 Industriplex Blvd, Suite 190, Baton Rouge, LA 70809 is leased from a third party. The lease is for a period of 60 months commencing in September 2015 and expiring in August 2020. Pursuant to the lease agreement, the lease requires the Company to pay a monthly base rent of $3,200 plus a pro rata share of operating expenses.

We believe our facilities are adequate for our current and future needs.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder holding more than 5% of our shares, is an adverse party or has a material interest adverse to our interest.

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

On March 17, 2020, the closing price of our common stock on the OTC Pink was $0.0875 per share.

Holders of Common Stock

As of March 17, 2020, there were approximately 182 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries.

Dividends

We have not paid any cash dividends on our common stock and have no intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

Except for provided below, all unregistered sales of our securities during the quarter ended December 31, 2019, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

1.	During the three months ended December 31, 2019, we issued 47,119 shares of our common stock to a lender, upon the conversion of principal note balance of $8,945.

2.	During the three months ended December 31, 2019, we issued 221,046 shares of our common stock to a second lender, upon the conversion of principal note balance of $15,080 and accrued interest of $606.

3.	During the three months ended December 31, 2019, we issued 92,000 shares of our common stock to a second lender, upon the conversion of principal note balance of $10,140.

4.	On November 15, 2019, the Company entered into two securities purchase agreements for the sale of the Company’s convertible notes and warrants. Pursuant to the purchase agreements, the Company issued to two investors each (i) a convertible note, convertible at any time at a conversion price equal to $0.20 per share, with a principal amount of $55,500 with 10% OID and (ii) five-year warrants (the “November 2019 Warrants I”) to purchase an aggregate of 277,500 shares of the Company’s common stock at an exercise price of $0.20 per share (subject to adjustments under certain conditions as defined in the November 2019 Warrants I). The Company received $100,000 in aggregate net proceeds from the sales, net of $11,000 original issue discount (see Note 6 and Note 9 - Warrants in the accompanying consolidated financial statements for additional information).

5.	On December 23, 2019, the Company entered into two securities purchase agreements for the sale of the Company’s convertible notes and warrants. Pursuant to the purchase agreements, the Company issued to two investors each (i) a convertible note, convertible at any time at a conversion price equal to $0.20 per share, with a principal amount of $55,500 with 10% OID and (ii) five-year warrants (the “November 2019 Warrants I”) to purchase an aggregate of 277,500 shares of the Company’s common stock at an exercise price of $0.20 per share (subject to adjustments under certain conditions as defined in the November 2019 Warrants I). The Company received $100,000 in aggregate net proceeds from the sales, net of $11,000 original issue discount (see Note 6 and Note 9 - Warrants in the accompanying consolidated financial statements for additional information).

The shares of common stock, notes and warrants referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”).

Securities Authorized for Issuance under Equity Compensation Plans

Effective February 18, 2011, our board of directors adopted and approved the 2011 stock option plan. The purpose of the 2011 stock option plan is to enhance the long-term stockholder value of our Company by offering opportunities to directors, key employees, officers, independent contractors and consultants of our Company to acquire and maintain stock ownership in our Company in order to give these persons the opportunity to participate in our Company’s growth and success, and to encourage them to remain in the service of our Company. A total of 57 options to acquire shares of our common stock were authorized under the 2011 stock option plan and during the 12 month period after the first anniversary of the adoption of the 2011 stock option plan, by our board of directors and during each 12 month period thereafter, our board of directors is authorized to increase the amount of options authorized under this plan by up to 14 shares. No options were granted under the 2011 stock option plan as of December 31, 2019.

The following table summarizes certain information regarding our equity compensation plan as of December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	—	N/A	57

Total	—	N/A	57

Repurchases of Equity Securities by our Company and Affiliated Purchasers

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a clinical-stage biopharmaceutical company engaged in the development of novel cancer immunotherapy products, with a proprietary vaccine technology that is designed to stimulate the immune system to attack its own cancer while not attacking the patient’s healthy cells. The Company has proprietary rights to an investigational immunotherapy platform with an initial focus on prostate and breast cancers but that may be used to fight any solid tumor. The Company is also developing targeted therapies. Our mission is to improve overall patient condition through innovative bio-immunotherapy with proven treatment protocols, to lower deaths associated with cancer and to reduce the cost of cancer treatment. We believe our technology is safe, and utilizes clinically proven research methods of treatment to provide optimal likelihood of patient recovery.

Financial Highlights

During 2019, we utilized $1,171,131 to fund our operations, compared to $1,679,406 during 2018. During 2019, we received net cash of $1,192,419 from financing activities. As a result, our net cash position increased by $21,288 during 2019.

Operating expenses for 2019 were $1,768,569, compared to $1,777,973 in 2018. The decrease in operating expenses is attributable to a decrease in professional fees of $28,395 and in research and development expense of $37,842 offset by increases in compensation expense of $41,713 and general and administrative expenses of $15,120.

For the year ended December 31, 2019 we had net loss of $9,402,244, or $19.00 per share, as compared to a net income of $6,468,325, or $22.50 per share in the year ended December 31, 2018. The net income in 2018 was primarily due the gain related to the valuation for the initial fair value and changes in fair value of derivative liabilities of $8,229,168 in 2018.

Results of Operations

The following table summarizes the results of operations for the years ending December 31, 2019 and 2018 and is based primarily on the comparative audited financial statements, footnotes and related information for the periods identified and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this annual report.

	Year Ended December 31,
	2019	2018
Loss from operations	$(1,768,569)	$(1,777,973)
Other (expense) income, net	(7,633,675)	8,246,298
(Loss) income before provision for income taxes	(9,402,244)	6,468,325
Provision for income taxes	—	—
Net (loss) income	(9,402,244)	6,468,325
Other comprehensive gain (loss):
Foreign currency translation adjustment	—	(25,184)
Comprehensive (loss) gain	$(9,402,244)	$6,443,141

Operating revenue, costs of revenues, and gross margin

We did not generate any revenues from continuing operations for the years ended December 31, 2019 and 2018.

Operating expenses

For the year ended December 31, 2019, operating expenses amounted to $1,768,569 as compared to $1,777,973 for the year ended December 31, 2018, a decrease of $9,404, or 1%. For the years ended December 31, 2019 and 2018, operating expenses consisted of the following:

	Year Ended December 31,
	2019	2018
Professional fees	$566,216	$594,611
Compensation expense	846,240	804,527
Research and development expense	166,720	204,562
General and administrative expenses	189,393	174,273
Total	$1,768,569	$1,777,973

●

Professional fees:

For the year ended December 31, 2019, professional fees decreased by $28,395 or 5%, as compared to the year ended December 31, 2018. The decrease was primarily attributable to a decrease in investor relations fees and filing fees of $75,886, a decrease in consulting fees of $30,538, and a decrease in accounting and audit fees of $24,045 offset by an increase in legal fees of $102,074.

●

Compensation expense:

For the year ended December 31, 2019, compensation expense increased by $41,713 or 5%, as compared to the year ended December 31, 2018. The increase was attributable to an increase in administrative compensation of $177,933 which was a result of hiring a new CEO in December 2018 offset by a decrease in stock-based compensation of $136,220.

●

Research and development expense:

For the year ended December 31, 2019, research and development expense decreased by $37,842 or 18%, as compared to the year ended December 31, 2018 related to a decrease in research activities related to the ProscaVax™ clinical trials during 2019.

●

General and administrative expenses:

For the year ended December 31, 2019, general and administrative expenses increased by $15,120 or 9%, as compared to the year ended December 31, 2018. The increase was primarily attributed to an increase in insurance expense which was a result of hiring a new CEO in December 2018 and other general and administrative expenses.

Loss from operations

For the year ended December 31, 2019, operating expenses from operations amounted to $1,768,569 as compared to $1,777,973 for the year ended December 31, 2018, a decrease of $9,404, or 1%. The decrease was primarily a result of the decrease in operating expenses discussed above.

Other income (expenses)

For the year ended December 31, 2019 we had total other (expense) of $(7,633,675) and total other income of $8,246,298 for the year ended December 31, 2018, a change of $15,879,973 or 193%. This change was primarily due to the recording of a loss from the fair value of derivative liabilities of $(5,760,902) in the 2019 period as compared to a gain from the fair value of derivative liabilities of $8,229,168 in the 2018, a decrease of $13,990,070 or 170%. Additionally, during 2019, we recorded a (loss) on debt extinguishment of $(77,375) as compared to a gain of $2,114,335 for 2018, a decrease of $2,191,710 or 104%. The total other income (expense) was also affected by a decrease in interest expense of $335,440 related to interest-bearing debt and decrease in foreign currency translation of $33,633.

Net income (loss)

For the year ended December 31, 2019, net (loss) from amounted to $(9,402,244), or $(19.00) per share (basic and diluted) compared to net income of $6,468,325, or $20.66 and $9.09 per share, basic and diluted, respectively, for the year ended December 31, 2018, a change of $15,870,569, or 245%. The change was a result of the changes in operating expenses and other expenses as discussed above.

Foreign currency translation gain (loss)

The functional currency of our former subsidiaries operating in Mexico is the Mexican Peso (“Peso”). The financial statements of our subsidiaries were translated to U.S. dollars using period end rates of exchange for assets and liabilities, and average rates of exchange (for the period) for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations. As a result of unrealized foreign currency translations gain (loss), which are a non-cash adjustment, we reported unrealized foreign currency translation gain (loss) of $0 and $(25,184) for the year ended December 31, 2019 and 2018, respectively. This non-cash (loss) had the effect of decreasing our reported comprehensive income in 2018.

Comprehensive (loss) income

As a result of our unrealized foreign currency translation gain (loss), we had comprehensive (loss) of $(9,402,244) for year ended December 31, 2019, compared to comprehensive income of $6,443,141 for the year ended December 31, 2018.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $15,969,504 and $21,489 of cash as of December 31, 2019 and working capital deficit of $7,557,621 and $201 of cash as of December 31, 2018.

			Year Ended December 31, 2019
	December 31, 2019	December 31, 2018	Change	Percentage Change
Working capital deficit:
Total current assets	$62,153	$215,882	$(153,729)	71%
Total current liabilities	(16,031,657)	(7,773,503)	(8,258,154)	106%
Working capital deficit:	$(15,969,504)	$(7,557,621)	$(8,411,883)	111%

The increase in working capital deficit was primarily attributable to decrease in current assets of $153,729 and increase in current liabilities of $8,258,154, including an increase in derivative liabilities of $5,956,020.

Cash Flows

A summary of cash flow activities is summarized as follows:

	Year Ended December 31,
	2019	2018
Cash used in operating activities	$(1,171,131)	$(1,679,406)
Cash used in investing activities	—	—
Cash provided by financing activities	1,192,419	1,678,176
Net increase (decrease) in cash	$21,288	$(1,230)

Net Cash Used in Operating Activities:

Net cash flow used in operating activities was $1,171,131 for the year ended December 31, 2019 as compared to $1,679,406 for the year ended December 31, 2018, a decrease of $508,275.

●

Net cash flow used in operating activities for the year ended December 31, 2019 primarily reflected our net loss of $9,402,244 adjusted for the add-back on non-cash items such as derivative expense of $5,760,902, stock-based compensation expense of $140,697, amortization of debt discount of $1,434,147 and loss on debt extinguishment of $77,375, non-cash interest including default interest of $(179,989) and changes in operating asset and liabilities consisting primarily of a decrease in prepaid expenses of $175,017, an increase in accounts payable of $69,746 and an increase in accrued liabilities of $750,879.

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

Cash Provided by Financing Activities:

Net cash provided by financing activities was $1,192,419 for the year ended December 31, 2019 as compared to $1,678,176 for the year ended December 31, 2018, an increase of $485,757.

●	Net cash provided by financing activities for the year ended December 31, 2019 consisted of $1,135,700 of net proceeds from convertible debt, net of debt issuance costs and proceeds from related party advances of $57,219 offset by redemption of Series B Preferred of $500.

●	Net cash provided by financing activities for the year ended December 31, 2018 consisted of $6,000 net proceeds from the sale of common stock, net proceeds from convertible debt of $2,034,143, and proceeds from related party advances of $53,882, offset by the payment of convertible debt of $415,849.

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

Going Concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, the Company had net income (loss) of $(9,402,244) and $6,468,325 for the years ended December 31, 2019 and 2018, respectively, however the net income in 2018 resulted primarily from the change in fair value of derivative liabilities. Net loss from operations was $1,768,569 and $1,777,973 for the years ended December 31, 2019 and 2018, respectively. Net cash used in operations was $1,171,131 and $1,679,406 for the years ended December 31, 2019 and 2018, respectively. Additionally, the Company had an accumulated deficit of $26,589,908 and $17,187,664, at December 31, 2019 and 2018, respectively, had a stockholders’ deficit of $15,937,452 at December 31, 2019, had a working capital deficit of $15,969,504 at December 31, 2019. The Company had no revenues from continuing operations for the years ended December 31, 2019 and 2018, and we defaulted on our debt. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Current and Future Financings

Loans Payable

From June 2017 to September 2017, we entered into loan agreements with several third parties (the “Loans”). Pursuant to the loan agreements, we borrowed an aggregate principal amount of $538,875. The Loans bear interest at an annual rate of 33.3%, are unsecured and are currently in default. As of December 31, 2019, the loan principal balance and accrued interest payable amounted to $538,875 and $430,223, respectively with an aggregate outstanding balance of $969,098.

November 2016 Financing

On November 23, 2016, the Company entered into an Amended and Restated Securities Purchase Agreements with three institutional investors for the sale of the Company’s convertible notes and warrants.

As of December 31, 2019, there no November 2016 Notes outstanding and 30,247 warrants outstanding under the November 2016 Warrants (see Note 6 and Note 9 - Warrants in the accompanying consolidated financial statements for additional information).

June 2017 Financing

On June 2, 2017, the Company entered into the Second Securities Purchase Agreement with the Purchasers for the sale of the Company’s June 2017 Notes and June 2017 Warrants.

As of December 31, 2019, the June 2017 Notes had outstanding principal and accrued interest of $1,495 and $0, respectively and are currently bearing interest at the default interest rate of 24% per annum.

As of December 31, 2019, there were 40,331 warrants outstanding under the June 2018 Warrants (see Note 6 and Note 9 - Warrants in the accompanying consolidated financial statements for additional information).

July 2017 Financing

On July 26, 2017, the Company entered into the Third Securities Purchase Agreement with the Purchasers for the sale of the Company’s July 2017 Notes and July 2017 Warrants.

As of December 31, 2019, the July 2017 Notes is in default and had outstanding principal and accrued interest of $28,655 and $32,372, respectively and are currently bearing interest at the default interest rate of 24% per annum.

As of December 31, 2019, there were 70,662 warrants outstanding under the July 2017 Warrants (see Note 6 and Note 9 - Warrants in the accompanying consolidated financial statements for additional information).

January 2018 Financing

On January 29, 2018, the Company entered into the Fourth Securities Purchase Agreement with the Purchasers for the sale of the Company’s January 2018 Notes and January 2018 Warrants.

As of December 31, 2019, the January 2018 Notes had outstanding principal and accrued interest of $213,277 and $67,185, respectively and are currently bearing interest at the default interest rate of 18% per annum.

As of December 31, 2019, there were 4,357,298 warrants outstanding under the January 2018 Warrants (see Note 6 and Note 9 - Warrants in the accompanying consolidated financial statements for additional information).

March 2018 Financing

On March 13, 2018, the Company entered into the Fifth Securities Purchase Agreement with the Purchasers for the sale of the Company’s March 2018 Notes and March 2018 Warrants.

As of December 31, 2019, the March 2018 Notes had outstanding principal and accrued interest of $152,778 and $46,463, respectively and are currently bearing interest at the default interest rate of 18% per annum.

As of December 31, 2019, there were 6,535,948 warrants outstanding under the March 2018 Warrants (see Note 6 and Note 9 - Warrants in the accompanying consolidated financial statements for additional information).

July 2018 Financing

On July 25, 2018, the Company entered into Sixth Securities Purchase Agreement with an institutional investor for the sale of the July 2018 Note.

As of December 31, 2019, the July 2018 Note had outstanding principal and accrued interest of $150,000 and $26,342, respectively and is currently bearing interest at the default interest rate of 18% per annum (see Note 6 in the accompanying consolidated financial statements for additional information).

September 2018 Financing

On September 24, 2018, the Company entered into the Seventh Purchase Agreement with the Seventh Round Purchasers for the sale of the Company’s September 2018 Notes and Warrants.

As of December 31, 2019, the September 2018 Notes had outstanding principal and accrued interest of $1,303,038 and $149,283, respectively and are currently bearing interest at the default interest rate of 18% per annum.

As of December 31, 2019, there were 40,032,680 warrants outstanding under the September 2018 Warrants (see Note 6 and Note 9 - Warrants in the accompanying consolidated financial statements for additional information).

November 2018 Financing

On November 13, 2018, the Company entered into the Eighth Purchase Agreement with the Eighth Round Purchaser for the sale of the Company’s November 2018 Note and November 2018 Warrant.

As of December 31, 2019, the November 2018 Note had outstanding principal and accrued interest of $127,778 and $17,287, respectively, and is currently bearing interest at the default interest rate of 18% per annum.

As of December 31, 2019, there were 3,758,170 warrants outstanding under the November 2018 Warrants (see Note 6 and Note 9 - Warrants in the accompanying consolidated financial statements for additional information).

January 2019 Financing

On January 18, 2019, the Company entered into the Ninth and Tenth Purchase Agreements with the Ninth and Tenth Round Purchasers for the sale of the Company’s January 2019 Notes.

As of December 31, 2019, the January 2019 Notes had an aggregate outstanding principal and accrued interest of $158,045 and $18,702, respectively, and is currently bearing interest at the default interest rate of 18% per annum (see Note 6 in the accompanying consolidated financial statements for additional information).

March 2019 Financing

On March 25, 2019, the Company entered into the Eleventh Purchase Agreement with the Eleventh Round Purchaser for the sale of the Company’s March 2019 Note and March 2019 Warrant.

As of December 31, 2019, the March 2019 Note had outstanding principal and accrued interest of $55,556 and $6,512, respectively, and is currently bearing interest at the default interest rate of 18% per annum.

As of December 31, 2019, there were 1,633,987 warrants outstanding under the March 2019 Warrants (see Note 6 and Note 9 - Warrants in the accompanying consolidated financial statements for additional information).

April 2019 Financings

On April 1, 2019, the Company entered into the Twelfth Purchase Agreement with the Twelfth Round Purchaser for the sale of the Company’s April 2019 Note I and April 2019 Warrant I.

As of December 31, 2019, the April 2019 Note I had outstanding principal and accrued interest of $27,778 and $3,225, respectively, and are currently bearing interest at the default interest rate of 18% per annum.

As of December 31, 2019, there were 816,994 warrants outstanding under the April 2019 Warrants I (see Note 6 and Note 9 - Warrants in the accompanying consolidated financial statements for additional information).

On April 29, 2019, the Company entered into the Thirteenth Purchase Agreement with the Thirteenth Round Purchasers for the sale of the Company’s April 2019 Notes II and April 2019 Warrants II.

As of December 31, 2019, the April 2019 Notes II had an aggregate outstanding principal and accrued interest of $205,279 and $23,076, respectively, and are currently bearing interest at the default interest rate of 18% per annum.

As of December 31, 2019, there were 6,037,582 warrants outstanding under the April 2019 Warrants II (see Note 6 and Note 9 - Warrants in the accompanying consolidated financial statements for additional information).

May 2019 Financing

On May 29, 2019, the Company entered into the Fourteenth Purchase Agreement with the Fourteenth Round Purchaser for the sale of the Company’s May 2019 Notes and May 2019 Warrants.

As of December 31, 2019, the May 2019 Notes had an aggregate outstanding principal and accrued interest of $10,000 and $905, respectively, and are currently bearing interest at the default interest rate of 18% per annum.

As of December 31, 2019, there were 294,118 warrants outstanding under the May 2019 Warrants (see Note 6 and Note 9 - Warrants in the accompanying consolidated financial statements for additional information).

June 2019 Financings

On June 3, 2019, the Company entered into the Fifteenth Purchase Agreement with the Fifteenth Round Purchasers for the sale of the Company’s June 2019 Note I and June 2019 Warrants I.

As of December 31, 2019, the June 2019 Notes I had an aggregate outstanding principal and accrued interest of $129,167 and $11,600, respectively, and are currently bearing interest at the default interest rate of 18% per annum.

As of December 31, 2019, there were 3,799,020 warrants outstanding under the June 2019 Warrants I (see Note 6 and Note 9 - Warrants in the accompanying consolidated financial statements for additional information).

On June 26, 2019, the Company entered into the Sixteenth Purchase Agreement with the Sixteenth Round Purchasers for the sale of the Company’s June 2019 Note II and June 2019 Warrants II.

As of December 31, 2019, the June 2019 Note II had an aggregate outstanding principal and accrued interest of $55,556 and $4,815, respectively, and are currently bearing interest at the default interest rate of 18% per annum.

As of December 31, 2019, there were 1,633,987 warrants outstanding under the June 2019 Warrants II (see Note 6 and Note 9 - Warrants in the accompanying consolidated financial statements for additional information).

July 2019 Financings

On July 2, 2019, the Company entered into the Seventeenth Purchase Agreement with the Seventeenth Round Purchasers for the sale of the Company’s July 2019 Note I and July 2019 Warrants I.

As of December 31, 2019, the July 2019 Note I had outstanding principal and accrued interest of $55,556 and $4,769, respectively, and are currently bearing interest at the default interest rate of 18% per annum.

As of December 31, 2019, there were 1,633,987 warrants outstanding under the July 2019 Warrants I (see Note 6 and Note 9 - Warrants in the accompanying consolidated financial statements for additional information).

On July 8, 2019, the Company entered into the Eighteenth Purchase Agreement with the Eighteenth Round Purchasers for the sale of the Company’s July 2019 Note II and July 2019 Warrants II.

As of December 31, 2019, the July 2019 Note II had outstanding principal and accrued interest of $55,556 and $4,723, respectively, and are currently bearing interest at the default interest rate of 18% per annum.

As of December 31, 2019, there were 1,633,987 warrants outstanding under the July 2019 Warrants II (see Note 6 and Note 9 - Warrants in the accompanying consolidated financial statements for additional information).

August 2019 Financings

On August 19, 2019, the Company entered into the Nineteenth Purchase Agreement with the Nineteenth Round Purchasers for the sale of the Company’s August 2019 Note I and August 2019 Warrant I. The August 2019 Note I shall mature on March 30, 2020.

As of December 31, 2019, the August 2019 Note I had outstanding principal and accrued interest of $27,778 and $510, respectively, and is currently bearing interest at the default interest rate of 18% per annum.

As of December 31, 2019, there were 2,778 warrants outstanding under the August 2019 Warrant I (see Note 6 and Note 9 - Warrants in the accompanying consolidated financial statements for additional information).

On August 28, 2019, the Company entered into the Twentieth Purchase Agreement with the Twentieth Round Purchasers for the sale of the Company’s August 2019 Note II. The August 2019 Note II matures on August 27, 2020.

As of December 31, 2019, the August 2019 Note II had outstanding principal and accrued interest of $29,700 and $509, respectively, and is currently bearing interest at the default interest rate of 24% per annum (see Note 6 in the accompanying consolidated financial statements for additional information).

September 2019 Financing

On September 27, 2019, the Company entered into the Twenty-first Purchase Agreement with the Twenty-first Round Purchasers for the sale of the Company’s September 2019 Note and September 2019 Warrants. The September 2019 Note matures on May 27, 2020.

As of December 31, 2019, the September 2019 Note had outstanding principal and accrued interest of $166,667 and $2,100, respectively.

As of December 31, 2019, there were 16,667 warrants outstanding under the September 2019 Warrants (see Note 6 and Note 9 - Warrants in the accompanying consolidated financial statements for additional information).

November 2019 Financing

On November 15, 2019, the Company entered into the Twenty- second Purchase Agreement with the Twenty- second Round Purchasers for the sale of the Company’s November 2019 Note I and November 2019 Warrants I. The November 2019 Note I matures on August 30, 2020.

As of December 31, 2019, the November 2019 Note I had outstanding principal and accrued interest of $55,500 and $350, respectively, and is currently bearing interest at the default interest rate of 18% per annum.

As of December 31, 2019, there were 277,500 warrants outstanding under the November 2019 Warrants I (see Note 6 and Note 9 - Warrants in the accompanying consolidated financial statements for additional information).

On November 15, 2019, the Company entered into the Twenty- third Purchase Agreement with the Twenty-third Round Purchasers for the sale of the Company’s November 2019 Note II and November 2019 Warrants II. The November 2019 Note II matures on August 30, 2020.

As of December 31, 2019, the November 2019 Note II had outstanding principal and accrued interest of $55,500 and $350, respectively, and is currently bearing interest at the default interest rate of 18% per annum.

As of December 31, 2019, there were 277,500 warrants outstanding under the November 2019 Warrants II (see Note 6 and Note 9 - Warrants in the accompanying consolidated financial statements for additional information).

December 2019 Financing

On December 23, 2019, the Company entered into the Twenty- fourth Purchase Agreement with the Twenty-fourth Round Purchasers for the sale of the Company’s December 2019 Note I and December 2019 Warrants I. The December 2019 Note I matures on September 30, 2020.

As of December 31, 2019, the December 2019 Note I had outstanding principal and accrued interest of $55,500 and $61, respectively, and is currently bearing interest at the default interest rate of 18% per annum.

As of December 31, 2019, there were 277,500 warrants outstanding under the December 2019 Warrants I (see Note 6 and Note 9 - Warrants in the accompanying consolidated financial statements for additional information).

On December 23, 2019, the Company entered into the Twenty- fifth Purchase Agreement with the Twenty-fifth Round Purchasers for the sale of the Company’s December 2019 Note II and December 2019 Warrants II. The December 2019 Note II matures on September 30, 2020.

As of December 31, 2019, the December 2019 Note II had outstanding principal and accrued interest of $55,500 and $61, respectively, and is currently bearing interest at the default interest rate of 18% per annum.

As of December 31, 2019, there were 277,500 warrants outstanding under the December 2019 Warrants II (see Note 6 and Note 9 - Warrants in the accompanying consolidated financial statements for additional information).

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

Common Stock for debt conversion

During the year ended December 31, 2019, the Company issued 508,999 shares of its common stock upon the conversion of principal note balances of $356,339, accrued interest of $44,308 and default interest of $36,134. These shares of common stock had an aggregate fair value $871,512 and the difference between the aggregate fair value and the aggregate converted amount of $436,281 resulted in a loss on debt extinguishment of $434,731.

During the year ended December 31, 2018, the Company issued 78,175 shares of its common stock upon the conversion of principal note balances of $387,292, interest of $40,320, and default interest of $55,890.

Sales of Common Stock and Warrants Pursuant to Subscription Agreements

During the year ended December 31, 2018, the Company had 800 shares of its common stock issuable to an investor for cash proceeds of $6,000, or $7.50 per share, pursuant to unit subscription agreement.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the year ended December 31, 2019 and 2018 include the valuation of liabilities of discontinued operations, useful life of property and equipment, valuation of operating lease ROU assets and liabilities, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions and the valuation of derivative liabilities.

Fair value of financial instruments and fair value measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2019. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

Derivative liabilities

The Company has certain financial instruments that are embedded derivatives associated with capital raises and certain warrants. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10 – Derivative and Hedging – Contract in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment.

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

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2019, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2019, our internal control over financial reporting was not effective.

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

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this report.

Name	Age	Position
Andrew Kucharchuk	39	Chief Executive Officer, Chief Financial Officer and President
Jonathan F. Head, Ph. D.	70	Chairman of the Board of Directors and Chief Scientific Officer
Daniel S. Hoverman	44	Director
Charles L. Rice, Jr.	55	Director
Robert N. Holcomb	51	Director

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

Andrew Kucharchuk. Mr. Kucharchuk, age 39, has served as our President and Chief Financial Officer since February 2016 and as our Chief Executive Officer since November 2019. He served as our Chief Financial Officer from 2009 to September 2015. Mr. Kucharchuk is a graduate of Louisiana State University and Tulane University’s Freeman School of Business, where he earned an MBA with a Finance Concentration. Mr. Kucharchuk’s role as an executive officer of our company gives him unique insights into our day-to-day operations, a practical understanding of the issues and opportunities that face us and our strategic planning, commercial growth, and strategic transactions, giving him the appropriate and valuable qualifications to serve as an executive officer.

Jonathan F. Head, Ph. D. Dr. Head, age 70, serves as the Chairman of the Board of Directors and our Chief Scientific Officer effective December 26, 2018. He served as our President and Chief Scientific Officer from 2005 until September 2015 and served as our Chief Executive Officer and a member of our board of directors from September 2015 until December 2018. He has also been President and Director of Research at the Mastology Research Institute of the Elliott-Elliott-Head Breast Cancer Research and Treatment Center since 1988. Dr. Head is an Adjunct Associate Professor of Biochemistry at Tulane University School of Medicine, an Adjunct Professor of Physical and Biological Sciences at Delta State University and an Adjunct Associate Professor at Louisiana State University School of Veterinary Medicine. Previously, he has held positions in the Division of Cell Biology of Naylor Dana Institute for Disease Prevention of the American Health Foundation in New York, the Department of Immunology at Cornell University Medical School in New York, and the Department of Pediatrics at Mt. Sinai Medical School in New York. He was also Director/Department Head of Tumor Cell Biology at the Center for Clinical Sciences, International Clinical Laboratories in Nashville, Tennessee. Dr. Head’s scientific background and his leadership role at the Elliott-Elliott-Head Breast Cancer Research and Treatment Center provide him with expertise and qualifications to serve as a member of our board.

Daniel S. Hoverman. Mr. Hoverman, age 44, has served as a member of our board since December 2015. Mr. Hoverman served as a Managing Director at Regions Securities, LLC, an affiliate of Regions Bank, since November 2016. At Regions, Mr. Hoverman is responsible for advising companies on sale, financing and other strategic corporate transactions. Previously, Mr. Hoverman was a Director and senior member of Houlihan Lokey, Inc.’s Mergers & Acquisitions Group. Before joining Houlihan in 2010, Mr. Hoverman was a Director with Credit Suisse in Hong Kong in the Office of the General Counsel, and a Director with UBS in New York in the Equity Capital Markets Group. Mr. Hoverman started his career with Kirkland & Ellis in New York, where he was a corporate attorney. Mr. Hoverman is a CFA charter holder, and holds a Juris Doctor and Masters in Business Administration from Columbia University and a Bachelor of Arts from Yale University.

Charles L. Rice, Jr. Mr. Rice, age 55, has served as a member of our board of directors since November 2015. He has been president and former chief executive officer of Entergy New Orleans, Inc., an $800 million a year electric and gas utility, since 2010. After his first legal private practice position in Louisiana with Jones, Walker, Waechter, Poitevent, Carrere & Denegre, L.L.P., Mr. Rice joined Entergy in the legal department in 2000, serving as senior counsel in the Entergy Services, Inc. litigation group and then as manager of labor relations litigation support in human resources. Mr. Rice was recruited into New Orleans city government in 2002 as the city attorney and later took the critical role of chief administrative officer for the City of New Orleans, where he managed 6,000 employees and the city’s $600 million budget. In 2005, the law firm of Barrasso, Usdin, Kupperman, Freeman & Sarver, LLC. recruited him back to private practice, where he was named partner. Returning to Entergy in 2009, Rice served as director of utility strategy where he was responsible for coordinating regulatory, legislative, and communications efforts to develop and execute strategies that advanced commercial objectives for the company’s regulated service areas. He then served as director of regulatory affairs for Entergy New Orleans. Mr. Rice holds a bachelor’s degree in business administration from Howard University, a juris doctorate from Loyola University’s School of Law and master’s degree in business administration from Tulane University. After graduating from Howard University, he was commissioned as a second lieutenant in the United States Army and served as a military intelligence officer with the 101st Airborne Division (Air Assault) at Fort Campbell, Ky. While in the Army, he earned the Airborne Badge, Air Assault badge and was awarded the Army Commendation and the Army Achievement medals. He is a member of the Alabama and Louisiana State Bar Associations, the American Bar Association, the New Orleans Bar Association, and the National Bar Association. Mr. Rice’s business, regulatory and legal experience give him the skills and appropriate qualifications to serve as a member of our board.

Robert N. Holcomb. Mr. Holcomb, age 54, has served as a member of our board of directors since March 2018. He has served as the president and owner of Holcomb CPA Firm, P.A. in Rolling Fork, MS since 2005. He also has been serving as the president and executive director of the MS Breast Foundation since July 2003. Mr. Holcomb earned his Bachelor of Business Administration degree from Delta State University in 1992. He is also Certified Public Accountant.

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

Committees of the Board

Our board of directors held two formal meetings during the year ended December 31, 2019. All other proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held. During 2019, each incumbent director attended 75% or more of the meetings of our board of directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth information regarding compensation earned in or with respect to our fiscal year 2019 and 2018 by:

● each person who served as our CEO in 2019; and

● each person who served as our CFO in 2019; and

● each person who served as our President in 2019.

SUMMARY COMPENSATION TABLE

FOR OUR NAMED EXECUTIVE OFFICERS

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Brian Barnett, M.D.	2019	213,542	(1)	—		—	—	—	—	—		213,542
Former Chief Executive Officer (1)	2018	—		—		—	—	—	—	—		—

Andrew Kucharchuk,	2019	200,000	(3)	—		—	—	—	—	500	(4)	200,500
Chief Executive Officer, Chief Financial Officer and President (2)	2018	200,000	(3)	20,000	(5)	—	—	—	—	500	(4)	220,500

Jonathan F. Head, Ph. D., Chief Scientific Officer, Former Chief Executive Officer (6)	2018	275,000	(6)	—		—	—	—	—	500	(6)	275,500

(1)	On December 26, 2018, Dr. Barnett was appointed to serve as our Chief Executive Officer with $250,000 annual salary pursuant to his employment agreement dated December 26, 2018. No salary was paid in 2018 and $134,708 of Dr. Barnett’s 2019 salary was accrued as of December 31, 2019. Dr. Barnett resigned as the Company’s Chief Executive Officer effective November 8, 2019.

(2)	Mr. Kucharchuk was appointed as the new Chief Executive Officer upon Dr. Barnett’s resignation on November 8, 2019.

(3)	Represents the $200,000 annual salary pursuant to Mr. Kucharchuk’s employment agreement for 2019 and 2018. At December 31, 2019, $56,065 of Mr. Kucharchuk’s 2019 salary was accrued.

(4)	Represents Mr. Kucharchuk’s health, automobile and other allowances.

(5)	Represents the bonus received by Mr. Kucharchuk’s pursuant to his employment agreement. At December 31, 2018, the $20,000 bonus was accrued and was paid in full in January 2019.

(6)	Represents the $200,000 annual salary pursuant to Dr. Head’s employment agreement for 2018 and $500 automobile allowance. Effective December 26, 2018, the Company replaced Dr. Jonathan Head and appointed Dr. Brian Barnett as the new Chief Executive Officer.

Compensation of Management

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

A description of their employment agreements follows:

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

Dr. Barnett is also eligible to receive a performance-based bonus of up to $150,000 upon completion of specific metrics established by the Company’s Board of Directors and is entitled to participate in all medical and other benefits that the Company has established for its employees. Pursuant to the employment agreement, the Company will also grant options to purchase a number of shares of the Company’s common stock equal to $100,000 divided by the volume weighted average price of the Company’s common stock for the ten (10) business days prior to the effective date of the employment agreement. The option grant is subject to continued employment, and will vest ratably over the first three anniversary dates of the grant date. These options were granted by the Board of Directors in April 2019 and was forfeited upon his resignation on November 8, 2019.

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

The Barnett Employment Agreement provides that if Dr. Barnett is terminated for cause, the Company shall be under no further obligation to him, except to pay all accrued but unpaid base salary and accrued vacation to the date of termination. If Dr. Barnett is terminated without cause, he will be entitled to severance pay in the amount of twelve (12) weeks of Base Salary in addition to accrued but unpaid base salary and accrued vacation. If Dr. Barnett is terminated for death or disability, he shall be entitled to all accrued but unpaid base salary. Dr. Barnett resigned as the Company’s Chief Executive Officer effective November 8, 2019.

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

Mr. Kucharchuk’s employment agreement was amended on March 10, 2017 to extend the term to March 9, 2020 and to provide for 100% vesting of any unvested portion of any outstanding equity, or equity-based award granted to them by us upon termination of his employment agreement without cause, as a result of a breach of the agreement by us or upon his death or disability. In addition, the Board of Directors awarded Mr. Kucharchuk an option to purchase 2,667 shares of our Common Stock at an exercise price of $0.25 per share, the date of the grant. One-third of the stock options vest on each anniversary date of the award and are exercisable at any time after vesting until 10 years after the grant date. The stock options vest so long as the optionee remains an employee of our company or a subsidiary of our on the vesting dates (except as otherwise provided for in the employment agreement between us and the optionee as described above).

i.	He shall be eligible for an annual target bonus payment in an amount equal to ten percent (10%) of his base salary (“Bonus”). The Bonus is determined based on the achievement of certain performance objectives of the Company as established by the Board of Directors. The Bonus may be greater or less than the target Bonus, based on the level of achievement of the applicable performance objectives;

ii.	He shall be entitled to receive all benefits provided by the Company to senior executives, including paid vacation time, medical/health insurance, cell phone, business expense reimbursement, use of a company car or car allowance, and automobile insurance;

iii.	He shall be eligible to participate in any executive stock award/equity incentive plans the Company’s Board of Directors may adopt;

iv.	His employment: (1) shall be terminated automatically upon the death or Disability (as defined in the Kucharchuk Employment Agreement); (2) may be terminated for Cause (as defined in the Kucharchuk Employment Agreement) at any time by the Company; (3) may be terminated at any time by the Company without Cause with 30 days’ advance notice; (4) may be terminated at any time by Mr. Kucharchuk with 30 days’ advance notice to the Company, and shall be terminated automatically if he does not accept assumption of the Kucharchuk Employment Agreement by, or an offer of employment from, a purchaser of all or substantially all of the assets of the Company; or (5) may be terminated at any time by Mr. Kucharchuk if the Company materially breaches the Employment Agreement and fails to cure such breach within 30 days of written notice of such breach from Mr. Kucharchuk, provided that Mr. Kucharchuk has given notice of such breach within 90 days after he has knowledge thereof and the Company did not have Cause to terminate Mr. Kucharchuk at the time such breach occurred.

v.	In the event of the death or Disability during the term of the Kucharchuk Employment Agreement, Mr. Kucharchuk shall not be entitled to any further compensation or other payments or benefits under the Kucharchuk Employment Agreement except for the following: (1) he shall be entitled to any unpaid salary, bonus, or benefits accrued and earned by him up to and including the date of such death or Disability; and (2) the Company shall continue to pay to him (or his estate) his then effective per annum rate of salary and provide to him (or to his family members covered under his family medical coverage) the same family medical coverage as provided to him on the date of such death or Disability for a period equal to the lesser of (i) twelve (12) months following the date of such death or Disability or (ii) the balance of the term that would have remained under the Kucharchuk Employment Agreement at such date had his death or disability not occurred;

vi.	If Mr. Kucharchuk’s employment is terminated by the Company without Cause or by Mr. Kucharchuk if the Company materially breaches the Kucharchuk Employment Agreement and fails to cure such breach, the Company shall continue to pay to Mr. Kucharchuk the per annum rate of salary then in effect and provide him and his family with the benefits then in effect for the balance of the term that would have remained under the Kucharchuk Employment Agreement had such termination not occurred; and

vii.	If Mr. Kucharchuk’s employment is terminated by the Company with Cause or is terminated by Mr. Kucharchuk with 30 days’ advance notice or he does not accept assumption of the Kucharchuk Employment Agreement, he shall be entitled to no further compensation or other payments or benefits under the Kucharchuk Employment Agreement, except as to that portion of any unpaid salary and benefits accrued and earned by him up to and including the date of termination.

The Kucharchuk Employment Agreement also contains various restrictive covenants, including covenants relating to non-competition, non-solicitation, and non-disclosure (confidentiality).

Outstanding Equity Awards at 2019 Fiscal Year-End for Named Executive Officers

The following table sets forth certain information concerning the outstanding equity awards as of December 31, 2019, for each named executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested
Andrew	2,667	—	—	187.5	3/9/2027	—	—	—	—
Kucharchuk	4,000	—	—	10.1	5/8/2028	—	—	—	—

Compensation of Directors

The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2019:

Name	Fees earned or cash paid (1)	Stock Awards	Option Awards (2)	All other compensation	Total

Jonathan F. Head, Ph. D.	$—	$—	$—	$—	$—
Daniel S. Hoverman	$—	$—	$29,400	$—	$29,400
Charles L. Rice, Jr.	$—	$—	$29,400	$—	$29,400
Robert N. Holcomb	$—	$—	$29,400	$—	$29,400

(1)	As of December 31, 2019, there are no other cash compensation arrangements in place for members of the Board of Directors acting as such.

(2)	On April 24, 2019, 4,000 options were granted to each of the three non-employee board members with vesting date of April 24, 2020, expiration date of April 24, 2030 and grant date fair value of $29,400.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock, Series A preferred stock and Series B Preferred Stock as of March 17, 2020, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and each of our Named Executive Officers and (iii) all executive officers and directors as a group.

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

Name and Address of Beneficial Owner (1)	Common Stock Beneficial Ownership	Percent of Class (2)	Series A Preferred Beneficial Ownership(3)	Percent of Class	Outstanding Series B Preferred Beneficial Ownership(4)	Percent of Class
Named Executive Officers and Directors:
Jonathan F. Head, Ph. D.(5)	29,235	3.3%	667	50.0%	3,856	100%
Andrew A. Kucharchuk(6)	13,333	1.5%	—	—	—	—
Daniel S. Hoverman(7)	4,547	*	—	—	—	—
Charles L. Rice, Jr.(8)	4,547	*	—	—	—	—
Robert N. Holcomb(9)	5,757	*
All executive officers and directors as a group (five persons)	57,388	6.3%	666	50.0%	3,856	100%

Other 5% Stockholders:
Robert L. Elliott, Jr. M.D.	22,569	2.6%	666	50.0%	—	—%
Manuel Cosme Odabachian (10)	40,773	5.0%	—	—	—	—%
Carlos F. Alaman Volnie (11)	40,772	5.0%	—	—	—	—%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each person listed is in care of OncBioMune Pharmaceuticals, Inc., 11441 Industriplex Blvd, Suite 190, Baton Rouge LA 70809.

(2)

The number and percentage of shares beneficially owned are determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares of common stock that the individual has the right to acquire within 60 days of March 17, 2020, through the exercise of any stock option or other right. As of March 17, 2020, 881,118 shares of the Company’s common stock were outstanding

(3)	Holders of our Series A preferred stock are entitled to 500 votes per share.

(4)	Holders of our Series B preferred stock are entitled to 100 votes per share.

(5)	Includes 6,667 shares issuable upon exercise of currently exercisable options.

(6)	Includes 6,667 shares issuable upon exercise of currently exercisable options.

(7)	Includes 4,467 shares issuable upon exercise of options exercisable within 60 days of March 17, 2020.

(8)	Includes 4,467 shares issuable upon exercise of options exercisable within 60 days of March 17, 2020.

(9)	Includes 4,000 issuable upon exercise of options exercisable within 60 days of March 17, 2020 and 38 shares held by the wife of Mr. Holcomb.

(10)	Shares are owned by Banco Actinver, S.A., in its capacity as Trustee of the Irrevocable Management Trust Agreement Trust No. 2868 and reflects shares beneficially owned by Mr. Cosme whose address is Monte Pelvoux 130, Floor 3, Mexico City, Mexico 11000.

(11)	Shares are owned by Banco Actinver, S.A., in its capacity as Trustee of the Irrevocable Management Trust Agreement Trust No. 2868 and reflects shares beneficially owned by Mr. Cosme whose address is Monte Pelvoux 130, Floor 3, Mexico City, Mexico 11000.

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

From time to time, the Company receives advances from and repays such advances to the Company’s former chief executive officer for working capital purposes and for payments of outstanding indebtedness of the Company. For the years ended December 31, 2019 and 2018, due to related party activity consisted of the following:

Total
Balance due to related parties at December 31, 2017	$(261,584)
Working capital advances received	(264,185)
Repayments made	210,303
Balance due to related parties at December 31, 2018	(315,466)
Working capital advances received	(57,219)
Repayments made	—
Balance due to related parties at December 31, 2019	$(372,685)

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to our company for the years ended December 31, 2019 and 2018 for professional services rendered by our independent registered public accounting firm Salberg:

Fees	2019	2018
Audit Fees	$67,500	$66,500
Audit—Related Fees	—	9,500
Tax Fees	—	—
Other Fees	—	—
Total Fees	$67,500	$76,000

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the 2019 and 2018 fiscal years.

Audit-related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended December 31, 2019 and 2018, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2019 and 2018 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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

	3.	Exhibits (including those incorporated by reference).

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation, as amended				X
3.3	Amended and Restated Bylaws	8-K	3.1	11/01/2013
4.1	Description of Capital Stock				X
10.1	2011 Stock Option Plan	8-K	10.1	02/22/2011

10.2+	Employment Agreement dated February 2, 2016 between OncBioMune Pharmaceuticals, Inc. and Andrew Kucharchuk	8-K	10.2	02/05/2016
10.3	Consulting Agreement dated May 13, 2016 between OncBioMune Pharmaceuticals, Inc. and SABR Capital Management, LLC	8-K	10.3	05/16/2016
10.4	Form of Senior Convertible Note issued November 18, 2016	10-Q	10.3	11/21/2016
10.5	Form of Common Stock Purchase Warrant	10-Q	10.4	11/21/2016
10.6	Form of Security Agreement dated November 18, 2016 between OncBioMune Pharmaceuticals, Inc. and OncBioMune, Inc.	10-Q	10.5	11/21/2016
10.7	Form of Pledge Agreement dated November 18, 2016 between OncBioMune Pharmaceuticals, Inc. and Cavalry Fund I LP	10-Q	10.6	11/21/2016
10.8	Form of Subsidiary Guaranty dated November 18, 2016 between OncBioMune Pharmaceuticals, Inc., OncBioMune, Inc., and the parties who later join such agreement	10-Q	10.7	11/21/2016
10.9	Amended and Restated Securities Purchase Agreement dated November 23, 2016 between OncBioMune Pharmaceuticals, Inc. and the purchasers identified on the signature pages thereto	8-K	10.1	11/28/2016
10.10	Form of Non-Qualified Stock Option Agreement for Directors of OncBioMune Pharmaceuticals, Inc.	8-K	10.1	04/21/2017
10.11	Forbearance Agreement dated May 23, 2017 by and among OncBioMune Pharmaceuticals, Inc., Cavalry Fund I LP, Lincoln Park Capital Fund, LLC and Puritan Partners LLC	8-K	10.7	06/06/2017
10.12	Form of Securities Purchase Agreement dated January 29, 2018 between OncBioMune Pharmaceuticals, Inc. and the purchasers identified on the signature pages thereto	10-K	10.45	05/31/2018
10.13	Form of Senior Convertible Note issued January 29, 2018	10-K	10.46	05/31/2018
10.14	Form of Common Stock Purchase Warrant issued January 26, 2018	10-K	10.47	05/31/2018
10.15	Security Agreement dated January 29, 2018 between OncBioMune Pharmaceuticals, Inc. and OncBioMune, Inc.	10-K	10.48	05/31/2018
10.16	Pledge Agreement dated January 29, 2018 between OncBioMune Pharmaceuticals, Inc. and Cavalry Fund I LP	10-K	10.49	05/31/2018
10.17	Subsidiary Guaranty dated January 29, 2018 between OncBioMune Pharmaceuticals, Inc. and OncBioMune, Inc.	10-K	10.50	05/31/2018
10.18	Securities Purchase Agreement dated March 13, 2018 between OncBioMune Pharmaceuticals, Inc. and the purchasers identified on the signature pages thereto	10-K	10.51	05/31/2018
10.19	Form of Senior Convertible Note issued March 13, 2018	10-K	10.52	05/31/2018
10.20	Form of Common Stock Purchase Warrant issued March 13, 2018	10-K	10.53	05/31/2018
10.21	Security Agreement dated March 13, 2018 between OncBioMune Pharmaceuticals, Inc. and OncBioMune, Inc.	10-K	10.54	05/31/2018
10.22	Pledge Agreement dated March 13, 2018 between OncBioMune Pharmaceuticals, Inc. and Cavalry Fund I LP	10-K	10.55	05/31/2018
10.23	Subsidiary Guaranty dated March 13, 2018 between OncBioMune Pharmaceuticals, Inc. and OncBioMune, Inc.	10-K	10.56	05/31/2018
10.24	Form of Securities Purchase Agreement	8-K	10.1	07/31/2018
10.25	Form of Convertible Redeemable Note	8-K	10.2	07/31/2018
10.26	Securities Purchase Agreement dated September 24, 2018 between OncBioMune Pharmaceuticals, Inc. and the purchasers identified on the signature pages thereto	10-Q	10.3	11/14/2018
10.27	Subsidiary Guaranty dated September 24, 2018 between OncBioMune Pharmaceuticals, Inc. and OncBioMune, Inc.	10-Q	10.4	11/14/2018
10.28	Pledge Agreement dated September 24, 2018 between OncBioMune Pharmaceuticals, Inc. and Cavalry Fund I LP	10-Q	10.5	11/14/2018
10.29	Escrow Agreement dated September 24, 2018 by and among OncBioMune Pharmaceuticals, Inc., Nason, Yeager, Gerson, White & Lioce, P.A., and the parties who later execute such agreement	10-Q	10.6	11/14/2018

10.30	Security Agreement dated September 24, 2018 between OncBioMune Pharmaceuticals, Inc. and OncBioMune, Inc.	10-Q	10.7	11/14/2018
10.31	Form of Senior Convertible Note issued September 24, 2018	10-Q	10.8	11/14/2018
10.32	Form of Common Stock Purchase Warrant issued September 24, 2018	10-Q	10.9	11/14/2018
10.33	Securities Purchase Agreement dated November 13, 2018 between OncBioMune Pharmaceuticals, Inc. and Cavalry Fund I LP	10-Q	10.10	11/14/2018
10.34	Senior Convertible Note issued November 13, 2018 to Cavalry Fund I LP	10-Q	10.11	11/14/2018
10.35	Common Stock Purchase Warrant issued November 13, 2018 to Cavalry Fund I LP	10-Q	10.12	11/14/2018
10.36	Convertible Redeemable Note issued January 18, 2019 to LG Capital Funding, LLC	8-K	4.1	01/29/2019
10.37	Securities Purchase Agreement dated January 18, 2019 between OncBioMune Pharmaceuticals, Inc. and LG Capital Funding, LLC	8-K	10.1	01/29/2019
10.38	Convertible Redeemable Note issued January 18, 2019 to Cerberus Finance Group Ltd	8-K	4.1	02/04/2019
10.39	Securities Purchase Agreement dated January 18, 2019 between OncBioMune Pharmaceuticals, Inc. and Cerberus Finance Group Ltd	8-K	10.1	02/04/2019
10.40	Form of Senior Convertible Note	8-K	4.1	07/18/2019
10.41	Form of Securities Purchase Agreement between OncBioMune Pharmaceuticals, Inc.	8-K	4.2	07/18/2019
10.42	Form of Common Stock Purchase Warrant	8-K	10.1	07/18/2019
21.1	Subsidiaries of OncBioMune Pharmaceuticals, Inc.				x
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002				x
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002				x

101.INS	XBRL INSTANCE DOCUMENT				x
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				x
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				x
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE				x
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				x

+ Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OncBioMune Pharmaceuticals, Inc.

Dated: March 25, 2020	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk Chief Executive Officer, Chief Financial Officer and President (Principal Executive Officer, Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below, hereby appoints Jonathan F. Head, Ph. D. and Andrew Kucharchuk as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report on Form 10-K, which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the annual report on Form 10-K with the Securities and Exchange Commission. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Kucharchuk	Chief Executive Officer, Chief Financial Officer and President	March 25, 2020
Andrew Kucharchuk	(Principal Executive Officer, Principal Financial and Accounting Officer)

/s/ Jonathan F. Head, Ph. D.	Chairman of the Board and Chief Scientific Officer	March 25, 2020
Jonathan F. Head, Ph. D.

/s/ Daniel S. Hoverman	Director	March 25, 2020
Daniel S. Hoverman

/s/ Charles L. Rice, Jr.	Director	March 25, 2020
Charles L. Rice, Jr.

/s/ Robert N. Holcomb	Director	March 25, 2020
Robert N. Holcomb

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

OncBiomune Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OncBiomune Pharmaceuticals Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $9,402,244 and $1,171,131, respectively, in 2019, has a loss from operations of $1,768,569 in 2019 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $15,969,504, $15,937,452 and $26,589,908, respectively, at December 31, 2019. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Boca Raton, Florida
March 25, 2020

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member Center for Public Company Audit Firms

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018

ASSETS
CURRENT ASSETS:
Cash	$21,489	$201
Prepaid expenses and other current assets	40,664	215,681

Total Current Assets	62,153	215,882

OTHER ASSETS:
Property and equipment, net	1,966	4,304
Right-of-use asset, net	23,686	-
Security deposit	6,400	6,400

Total Assets	$94,205	$226,586

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible debt, net	$2,915,297	$1,434,252
Notes payable	538,875	538,875
Accounts payable	620,042	550,296
Accrued liabilities	1,554,473	884,035
Lease payable - current	23,686	-
Derivative liabilities	9,320,052	3,364,032
Due to related parties	372,685	315,466
Liabilities of discontinued operations	686,547	686,547

Total Current Liabilities	16,031,657	7,773,503

Total Liabilities	16,031,657	7,773,503

Commitments and contingencies (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value; 26,667 authorized;
Series A Preferred stock: $0.0001 par value; 1,333 shares authorized; 1,333 issued and outstanding at December 31, 2019 and 2018	-	-
Series B Preferred stock: $0.0001 par value; 10,523 shares authorized; 3,856 and 10,523 issued and outstanding at December 31, 2019 and 2018, respectively	-	1
Common stock: $0.0001 par value, 6,666,667 shares authorized; 835,215 and 330,216 issued and outstanding at December 31, 2019 and 2018, respectively	84	33
Common stock issuable: 22,828 commons stock issuable as of December 31, 2019 and 2018	2	2
Additional paid-in capital	10,652,370	9,640,711
Accumulated deficit	(26,589,908)	(17,187,664)

Total Stockholders’ Deficit	(15,937,452)	(7,546,917)

Total Liabilities and Stockholders’ Deficit	$94,205	$226,586

See accompanying notes to the consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2019	2018

REVENUES	$-	$-

OPERATING EXPENSES:
Professional fees	566,216	594,611
Compensation expense	846,240	804,527
Research and development expense	166,720	204,562
General and administrative expenses	189,393	174,273

Total Operating Expenses	1,768,569	1,777,973

LOSS FROM OPERATIONS	(1,768,569)	(1,777,973)

OTHER INCOME (EXPENSE):
Interest expense	(1,795,398)	(2,130,838)
Derivative (expense) income	(5,760,902)	8,229,168
(Loss) gain on debt extinguishment	(77,375)	2,114,335
Gain (loss) on foreign currency transactions	-	33,633

Total Other Income (Expense)	(7,633,675)	8,246,298

NET INCOME (LOSS)	$(9,402,244)	$6,468,325

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(9,402,244)	$6,468,325

Other comprehensive gain (loss):
Unrealized foreign currency translation gain (loss)	-	(25,184)

Comprehensive income (loss)	$(9,402,244)	$6,443,141

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(19.00)	$20.66
Diluted	$(19.00)	$9.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	494,843	311,811
Diluted	494,843	708,704

See accompanying notes to the consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock Issuable		Additional	Accumulated	Accumulated other	Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	comprehensive gain	Stockholders’ (Deficit)

Balance at December 31, 2017	1,333	$-	10,523	$1	205,088	$21	22,028	$2	$8,821,803	$(23,655,989)	$25,184	$(14,808,978)

Common stock issued for services	-	-	-	-	3,333	-	-	-	52,500	-	-	52,500

Accretion of stock options	-	-	-	-	-	-	-	-	276,918	-	-	276,918

Common stock issuable for cash and subscription receivable pursuant to subscription agreements	-	-	-	-	-	-	800	-	6,000	-	-	6,000

Common stock issued upon conversion of convertible debt and interest and settlement expense	-	-	-	-	78,175	8	-	-	483,494	-	-	483,502

Common stock issued upon cashless warrant exercise	-	-	-	-	43,620	4	-	-	(4)	-	-	-

Net income	-	-	-	-	-	-	-	-	-	6,468,325	-	6,468,325

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	-	-	(25,184)	(25,184)

Balance at December 31, 2018	1,333	$-	10,523	$1	330,216	$33	22,828	$2	$9,640,711	$(17,187,664)	$-	$(7,546,917)

Redemption of Series B Preferred	-	-	(6,667)	(1)	-	-	-	-	(499)	-	-	(500)

Accretion of stock options	-	-	-	-	-	-	-	-	140,697	-	-	140,697

Common stock issued, at fair value, upon conversion of convertible debt and interest	-	-	-	-	508,999	51	-	-	871,461	-	-	871,512

Net loss	-	-	-	-	-	-	-	-	-	(9,402,244)	-	(9,402,244)

Balance at December 31, 2019	1,333	$-	3,856	$-	839,215	$84	22,828	$2	$10,652,370	$(26,589,908)	$-	$(15,937,452)

See accompanying notes to the consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31
	2019	2018

CASH FLOWS USED IN OPERATING ACTIVITIES
Net income (loss)	$(9,402,244)	$6,468,325
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,338	2,338
Stock-based compensation	140,697	329,418
Amortization of debt discount	1,434,148	1,465,057
Derivative expense (income)	5,760,902	(8,229,168)
Loss (gain) on debt extinguishment	77,375	(2,360,146)
Non-cash default interest on debt	(179,989)	94,286
Gain on foreign currency transactions	-	(25,184)
Change in operating assets and liabilities:
Prepaid expenses and other current assets	175,017	(202,995)
Accounts payable	69,746	172,069
Liabilities of discontinued operations	-	(8,449)
Accrued liabilities and other liabilities	750,879	615,043

NET CASH USED IN OPERATING ACTIVITIES	(1,171,131)	(1,679,406)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances, net	57,219	53,882
Proceeds from convertible debt, net of cost	1,135,700	2,034,143
Repayment of convertible debt	-	(415,849)
Redemption of Series B Preferred	(500)	-
Proceeds from sale of common stock and subscription receivable	-	6,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,192,419	1,678,176

NET INCREASE (DECREASE) IN CASH	21,288	(1,230)

CASH, beginning of the period	201	1,431

CASH, end of the period	$21,489	$201

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,023	$243,885
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for convertible debt and interest	$436,781	$427,612
Increase in debt discount and derivative liabilities	$552,473	$2,039,143
Debt issue cost	$260,340	$-
Non-cash amortization of right-of-use asset	$35,530	$-

See accompanying notes to the consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

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

On December 29, 2017, the Board of Directors of the Company determined to sell or otherwise dispose of its interest in Vitel and OncBioMune México due to disputes with the original Vitel Stockholders and resulting loss of operational control of the assets and operations of Vitel and OncBioMune Mexico. Accordingly, Vitel and OncBioMune México were treated as a discontinued operation through December 31, 2017 and were deconsolidated effective January 1, 2018 (see Note 3). The Company expects to terminate the Contribution Agreement and Trust Agreement during 2020.

On April 3, 2019, the Company filed an amendment to its Articles of Incorporation to increase its authorized common stock from 500,000,000 shares to 1,500,000,000 shares (see Note 9). The Company’s 1,520,000,000 authorized shares consisted of 1,500,000,000 shares of common stock, par value $0.0001 per share, and 20,000,000 shares of preferred stock, par value $0.0001 per share.

On August 6, 2019, the Company filed an amendment to its Articles of Incorporation to increase its authorized common stock from 1,500,000,000 shares to 5,000,000,000 shares (see Note 9). The Company’s 5,020,000,000 authorized shares consist of 5,000,000,000 shares of common stock at $0.0001 per share par value, and 20,000,000 shares of preferred stock at $0.0001 per share par value.

On August 28, 2019, the Company filed an amendment to its Articles of Incorporation to implement a reverse stock split of the Company’s issued and outstanding shares of common and preferred stock at a ratio of 1-for-750 (the “Reverse Stock Split”), which became effective on September 12, 2019. In addition, the Company amended the articles to reduce the Company’s authorized shares to; (i) 6,666,667 shares of common stock and; (ii) 26,667 shares of preferred stock, including 1,333 shares of Series A Preferred and 10,523 shares of Series B Preferred. The Reverse Stock Split did not have any effect on the stated par value of the common and preferred stock. All share and per share amounts in the accompanying historical consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split (see Note 9).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principals of consolidation

The Company’s consolidated financial statements include the financial statements of OncBioMune Pharmaceuticals, Inc. and its wholly-owned subsidiaries, OncBioMune, Inc. for all periods presented. Vitel and Oncbiomune México, S.A. De C.V. (from March 10, 2017 to December 31, 2017) were treated as a discontinued operation through December 31, 2017 and were deconsolidated effective January 1, 2018 (see Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

Going concern

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in our accompanying consolidated financial statements, the Company had net income (loss) of $(9,402,244) and $6,468,325 for the years ended December 31, 2019 and 2018, respectively, however the net income in 2018 resulted primarily from the change in fair value of derivative liabilities. The net loss from operations were $1,768,569 and $1,777,973 for the years ended December 31, 2019 and 2018, respectively. The net cash used in operations were $1,171,131 and $1,679,406 for the years ended December 31, 2019 and 2018, respectively. Additionally, the Company had an accumulated deficit of $26,589,908 and $17,187,664, at December 31, 2019 and 2018, respectively, had a stockholders’ deficit of $15,937,452 at December 31, 2019, had a working capital deficit of $15,969,504 at December 31, 2019. The Company had no revenues from continuing operations for the years ended December 31, 2019 and 2018, and we defaulted on our debt. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining its business strategy for a period of twelve months from the issuance date of this report. The Company will seek to raise capital through additional debt and/or equity financings to fund its operations in the future and is seeking potential candidates for a merger or acquisition.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the years ended December 31, 2019 and 2018 include the valuation of liabilities of discontinued operations, useful life of property and equipment, valuation of operating lease right-of-use (“ROU”) assets and liabilities, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions and the valuation of derivative liabilities.

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

Fair value of financial instruments and fair value measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2019. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

The carrying amounts reported in the consolidated balance sheets for cash, due from and to related parties, prepaid expenses, accounts payable and accrued liabilities approximate their fair market value based on the short-term maturity of these instruments.

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt and included warrants (see Note 6 and Note 9) and were as follows at December 31, 2019 and 2018:

	At December 31, 2019			At December 31, 2018
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	9,320,052	—	—	3,364,032

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Year Ended December 31,
	2019	2018
Balance at beginning of year	$3,364,032	$11,966,760
Initial valuation of derivative liabilities included in debt discount	552,473	2,039,143
Initial valuation of derivative liabilities included in derivative income (expense)	22,546	1,811,617
Reclassification of derivative liabilities to gain (loss) on debt extinguishment upon conversion of debt	(357,355)	(422,835)
Reclassification of derivative liabilities to gain (loss) on debt extinguishment upon cashless exercise of warrants	—	(666,756)
Reclassification of derivative liabilities to gain (loss) on debt extinguishment for debt settlement	—	(1,323,111)
Change in fair value included in derivative income (expense)	5,738,356	(10,040,786)
Balance at end of year	$9,320,052	$3,364,032

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At December 31, 2019 and 2018, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of December 31, 2019 and 2018. The Company has not experienced any losses in such accounts through December 31, 2019.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the years ended December 31, 2019 and 2018, the Company did not record any impairment loss.

Derivative liabilities

The Company has certain financial instruments that are embedded derivatives associated with capital raises and certain warrants. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10 – Derivative and Hedging – Contract in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment.

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of January 1, 2019 and the Company elected to record the effect of this adoption retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the consolidated balance sheet as of the beginning of 2019, the period which the amendment is effective. The Company adopted ASU No. 2017-11 in the first quarter of 2019, and the adoption did not have any impact on its consolidated financial statement and there was no cumulative effect adjustment.

Revenue recognition

In May 2014, FASB issued an update Accounting Standards Update, ASU 2014-09, establishing ASC 606 - Revenue from Contracts with Customers. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard on January 1, 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on the Company’s sources of revenue, the Company has concluded that ASU 2014-09 did not have any impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers and there was no cumulative effect adjustment. The Company does not have revenues from continuing operations for the years ended December 31, 2019 and 2018.

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

DECEMBER 31, 2019 and 2018

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2019, and 2018, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2019.

Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred. For the years ended December 31, 2019 and 2018, research and development costs were $166,720 and $204,562, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

Basic and diluted loss per share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of December 31, 2019 and 2018 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	December 31,
	2019	2018
Stock warrants	73.443.404	190,913
Convertible debt	59,751,203	—
Stock options	41,600	29,600
Series A preferred stock	1,333	—
Series B preferred stock	3,856	—
	133,241,396	220,513

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

The following table presents a reconciliation of basic and diluted net loss per share:

	Years Ended December 31,
	2019	2018
Income (loss) per common share — basic:
Net income (loss)	$(9,402,244)	$6,468,325
Weighted average common shares outstanding — basic	494,843	311,811

Net income (loss) per common share — basic:	$(19.00)	$20.66

Income (loss) per common share — diluted:
Income (loss) from continuing operations	$(9,402,244)	$6,468,325
Add: interest on debt	1,795,398	2,130,838
Less: derivative income and debt settlement income	5,838,277	(10,343,503)
Less: gain on foreign currency transactions	—	(33,633)
Numerator for loss from continuing operations per common share — diluted	(1,768,569)	(1,777,973)

Weighted average common shares outstanding — basic	494,843	311,811
Effect of dilutive securities:
Preferred shares	—	11,857
Warrants	—	61,293
Convertible notes payable	—	323,743
Weighted average common shares outstanding – diluted	494,843	708,704

Net loss per common share — diluted:	$(19.00)	$9.09

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

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

DECEMBER 31, 2019 and 2018

NOTE 3 – ACQUISITION, DISCONTINUATION OF OPERATIONS AND DECONSOLIDATION OF VITEL AND ONCBIOMUNE MEXICO

Acquisition of Vitel

In connection with a business acquisition in 2017, the Company issued 81,544 unregistered shares of its common stock and 6,667 shares of Series B preferred stock which primarily gives the holder voting rights. The acquired company was deconsolidated on January 1, 2018 (see below).

On February 20, 2019, pursuant to the Certificate of Designation, the Company exercised its right to redeem all of the 6,667 shares of the Series B Preferred outstanding held by to Banco Actinver, S.A., in its capacity as Trustee of a Trust Agreement for the benefit of Mr. Cosme and Mr. Alaman equal to the stated value. The total redemption price equaled $500 which was equal to $0.075 per share of Series B Preferred (see Note 9 “Series B Preferred Shares”).

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

The assets and liabilities classified as discontinued operations in the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2019 and 2018 is set forth below.

	December 31,
	2019	2018
Assets:
Current assets:
Cash	$—	$—
Total current assets	—	—
Total assets	$—	$—
Liabilities:
Current liabilities:
Accounts payable	$686,547	$692,592
Due to related parties	—	432
Payroll liabilities	—	1,972
Total current liabilities	686,547	694,996
Total liabilities	$686,547	$694,996

NOTE 4 — PROPERTY AND EQUIPMENT

At December 31, 2019 and 2018, property and equipment consisted of the following:

	Useful Life	2019	2018
Leasehold improvements	5 Years	$10,976	$10,976
Furniture and equipment	5 Years	13,715	13,715
		24,691	24,691
Less: accumulated depreciation		(22,725)	(20,387)
Property and equipment, net		$1,966	$4,304

For the years ended December 31, 2019 and 2018, depreciation and amortization expense amounted to $2,338 and $2,338, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

NOTE 5 – OPERATING LEASE RIGHT-OF-USE (“ROU”) ASSETS AND OPERATING LEASE LIABILITIES

In September 2015, the Company entered into a lease agreement for its corporate facility in Baton Rouge, Louisiana. The lease is for a period of 60 months commencing in September 2015 and expiring in August 2020. Pursuant to the lease agreement, the lease requires the Company to initially pay a monthly base rent of $3,067 plus a pro rata share of operating expenses beginning September 2015 and shall increase, beginning September 2018, to a monthly base rent of $3,200 plus a pro rata share of operating expenses.

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

For the year ended December 31, 2019, lease costs amounted to $49,137 which included base lease costs of $38,400 and common area and other expenses of $10,737, all of which were expensed during the period and included in general and administrative expenses on the accompanying consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability was a discount rate of 10% which was based on the Company’s estimated incremental borrowing rate.

Right-of-use asset (“ROU”) is summarized below:

December 31, 2019
Operating office lease	$59,216
Less accumulated reduction	(35,530)
Balance of ROU asset as of December 31, 2019	$23,686

Operating lease liability related to the ROU asset is summarized below:

December 31, 2019
Operating office lease	$59,216
Total lease liabilities	59,216
Reduction of lease liability	(35,530)
Total as of December 31, 2019	23,686

Future base lease payments under the non-cancelable operating lease at December 31, 2019 are as follows:

Period ending	Amount
August 31, 2020	25,600
Total minimum non-cancelable operating lease payments	25,600
Less: discount to fair value	(1,914)
Total lease liability at December 31, 2019	$23,686

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

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

In 2018, the Purchasers fully converted the remaining outstanding principal and interest of $139,712 and $21,869, respectively, of the November 2016 Notes into 17,372 shares of the Company’s common stock. The November 2016 Notes had no outstanding balance as of December 31, 2018.

The November 2016 Notes and related Warrants includes; (i) down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception; and (ii) default conversion and exercise price provisions where, the November 2016 Notes shall be convertible and the November 2016 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). Subsequent to the date of these November 2016 Notes, the Company sold stock at a share price of $56.25 per share then $37.50 per share and then $7.50 per share. Accordingly, pursuant to these ratchet provisions, the conversion price on the November 2016 Notes were lowered to $37.50 per share then to $22.50 per share and then to $4.50 per share and the exercise price of the November 2016 Warrants was lowered to $4.50. Additionally, the total number of November 2016 Warrants were increased on a full ratchet basis from 3,111 warrants to 42,346 warrants, an increase of 39,235 warrants (see Note 9). In September 2017, the Company issued 12,729 shares of its common stock upon the cashless exercise of 12,099 of these warrants (see Note 9). As of December 31, 2019, there were 30,247 warrants outstanding under the November 2016 Warrants.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

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

The aggregate principal amount of the June 2017 Notes was $233,345 and the Company received $190,000 after giving effect to the original issue discount of $33,345 and $10,000 of offering costs. The June 2017 Notes bear interest at a rate equal to 10% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the June 2017 Notes)), have a maturity date of February 2, 2018 and are convertible (principal and interest) at any time after the issuance date, into shares of the Company’s common stock at an initial conversion price equal to $112.50 per share (subject to adjustment as provided in the June 2017 Notes), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the June 2017 Notes shall be convertible and the June 2017 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The June 2017 Notes are currently in default. The June 2017 Notes provide for two amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 120% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 125% of the applicable amortization payment. The June 2017 Notes may be prepaid at any time until the 180th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the three months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the June 2017 Notes and accrued and unpaid interest during months four through six following the Original Issue Date. In order to prepay the June 2017 Notes, the Company shall provide 20 Trading Days prior written notice to the Holder, during which time the Holder may convert the June 2017 Notes in whole or in part at the Conversion Price. During the nine months ended June 30, 2018, the Company also increased the principal amount of these notes by $2,268 for other default charges and other expenses. In 2018, the Purchasers converted $118,786 and $7,036 outstanding principal and interest, respectively, of the June 2017 Notes into 19,819 shares of the Company’s common stock. In addition, pursuant a securities purchase agreement dated September 24, 2018, the Company purchased back from one Purchaser, a June 2017 Note with $37,814 and $4,534 of outstanding principal and interest, respectively, (see-Puritan Settlement Agreement below). During the year ended December 31, 2019, the Purchasers converted $77,782, $13,593 and $36,134 outstanding principal, interest and default interest, respectively, of the June 2017 Notes into 32,180 shares of the Company’s common stock. As of December 31, 2019, the June 2017 Notes had outstanding principal and accrued interest of $1,495 and $0, respectively.

The June 2017 Notes and related June 2017 Warrants includes; (i) down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception; and (ii) default conversion and exercise price provisions where, the June 2017 Notes shall be convertible and the June 2017 Warrants shall be exercisable at Default Conversion Price as defined above. Subsequent to the date of these June 2017 Notes, the Company sold stock at a share price of $37.50 per share and then $7.50 per share. Accordingly, pursuant to these ratchet provisions, the conversion price of the notes were lowered to $4.50 per shares and the exercise price of the June 2017 Warrants were lowered to $4.50 per share and the total number of June 2017 Warrants were increased on a full ratchet basis from 2,074 warrants to 60,497 warrants, an increase of 58,423 warrants (see Note 9). In 2018, the Company issued 11,332 shares of its common stock upon the cashless exercise of 12,099 of the June 2017 Warrants and 8,066 of these warrants were purchased back from the lender (see-Puritan Settlement Agreement below). As of December 31, 2019, there were 40,331 warrants outstanding under the June 2017 Warrants.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

July 2017 Financing

On July 26, 2017, the Company entered into a Securities Purchase Agreement (the “Third Securities Purchase Agreement”) with the Purchasers for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Third Securities Purchase Agreement, the Company issued to the Purchasers for an aggregate subscription amount of $300,000: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,883 (the “July 2017 Notes”); and (ii) warrants (the “July 2017 Warrants”) to purchase an aggregate of 6,359 shares of the Company’s common stock at an exercise price of $75.00 per share (subject to adjustments under certain conditions as defined in the Warrants). The July 2017 Notes were issued on July 26, 2017. The July 2017 Notes bear interest at a rate equal to 5% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the July 2017 Notes)), have a maturity date of March 25, 2018 and are convertible (principal, and interest) at any time after the issuance date into shares of the Company’s common stock at a conversion price equal to $52.50 per share (subject to adjustment as provided in the July 2017 Notes), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the July 2017 Notes shall be convertible and the July 2017 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The July 2017 Notes are currently in default. The July 2017 Notes provide for three amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 110% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 115% of the applicable amortization payment. The July 2017 Notes may be prepaid at any time until the 210th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the three months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the July 2017 Notes and accrued and unpaid interest during months four through seven following the Original Issue Date. In order to prepay the July 2017 Notes, the Company shall provide 20 Trading Days prior written notice to the Purchaser, during which time the Purchaser may convert the July 2017 Notes in whole or in part at the Conversion Price. During the year ended December 31, 2018, the Purchasers converted $111,295, $11,414 and $47,028 of outstanding principal, accrued interest and default interest, respectively, of the July 2017 Notes into 31,053 shares of common stock. In addition, pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, a July 2017 Note with $155,812 and $38,395 of outstanding principal and interest, respectively (see-Puritan Settlement Agreement below).

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

On October 16, 2018, the First Assignee, in turn entered into an Assignment Agreement (“Second Note Assignment”) with another assignee (“Second Assignee”) for the sale of the First Assigned Note with outstanding principal of $194,208 and accrued interest of $3,204. In connection with the Second Note Assignment, a prepayment premium of $49,353 was charged which was included in the sale price and updated principal of $246,765. In 2018, the Purchasers converted $17,500 of the outstanding principal of the new Note (“Second Assigned Note”), into 4,818 shares of common stock.

During the quarter ended September 30, 2019, the default interest charged on June 2018 of $53,733 and prepayment premium charged on October 2018 of $49,535, an aggregate penalty of $103,268, was contested by the Company and the penalties related to these note assignments were removed from the outstanding principal balance of the Second Assigned Note. In addition, certain amounts of the accrued liabilities had been previously included in the principal balance of $32,384 was reversed and a new accrued interest based in the agreed upon principal balance was accrued which totaled $30,612. During the year ended December 31, 2019, the Purchaser converted $65,140 of outstanding principal, of the Second Assigned Note, into 106,622 shares of common stock. As of December 31, 2019, the Second Assigned Note (July 2017 Notes) had an outstanding principal balance of $28,655 and accrued interest of $32,372.

The July 2017 Notes and related Warrants includes; (i) down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception; and (ii) default conversion and exercise price provisions where, the July 2017 Notes shall be convertible and the July 2017 Warrants shall be exercisable at the Default Conversion Price as define above. Subsequent to the date of these July 2017 Notes, the Company sold stock at a share price of $37.50 per share and then at $7.50 per share. Accordingly, pursuant to these ratchet provisions, the conversion price of the July 2017 Notes was lowered to $4.50 per share and the exercise price of the July 2017 Warrants was lowered to $4.50 per share and the total number of July 2017 Warrants was increased on a full ratchet basis from 6,359 warrants to 105,994 warrants, an increase of 99,635 warrants (see Note 9). In 2018, the Company issued 32,289 shares of its common stock upon the cashless exercise of 35,332 of these warrants. As of December 31, 2019, there were 70,662 warrants outstanding under the July 2017 Warrants.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

January 2018 Financing

On January 29, 2018, the Company entered into a Securities Purchase Agreement (the “Fourth Securities Purchase Agreement”) with the Purchasers for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Fourth Securities Purchase Agreement, the Company issued to the Purchasers for an aggregate subscription amount of $333,333: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,333 (the “January 2018 Notes”); and (ii) 5 year warrants (the “January 2018 Warrants”) to purchase an aggregate of 11,111 shares of the Company’s common stock at an exercise price of $30.00 per share (subject to adjustments under certain conditions as defined in the Warrants). The closing under the Fourth Securities Purchase Agreement occurred on January 29, 2018. The aggregate principal amount of the January 2018 Notes is $333,333 and the Company received $295,000 after giving effect to the original issue discount of $33,333 and offering costs of $5,000. These January 2018 Notes bear interest at a rate equal to 5% per annum (which interest rate is increased to 18% per annum upon the occurrence of an Event of Default (as defined in the January 2018 Notes)), have a maturity date of September 29, 2018 and are convertible (principal, and interest) at any time after the issuance date into shares of the Company’s common stock at a conversion price equal to $22.50 per share (subject to adjustment as provided in the January 2018 Notes), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the January 2018 Notes shall be convertible and the January 2018 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The January 2018 Notes are currently in default. The January 2018 Notes provide for three amortization payments on the six-month, seven-month and eight-month anniversary of the original issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash, then the payment is an amount equal to 110% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 115% of the applicable amortization payment. The January 2018 Notes may be prepaid at any time until the 180th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the five months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the January 2018 Notes and accrued and unpaid interest during the six month following the Original Issue Date. In order to prepay the January 2018 Notes, the Company shall provide 20 Trading Days prior written notice to the Purchaser, during which time the Purchaser may convert the January 2018 Notes in whole or in part at the Conversion Price. Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, a January 2018 Note with $111,111 and $98,031 outstanding principal and interest, respectively (see-Puritan Settlement Agreement below). During year ended December 31, 2019, the Purchasers converted $8,945 of outstanding principal into 47,119 shares of the Company’s common stock. As of December 31, 2019, the January 2018 Notes had outstanding principal and accrued interest of $213,277 and $67,185, respectively.

The January 2018 Notes and related Warrants includes; (i) down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception; and (ii) default conversion and exercise price provisions where, the January 2018 Notes shall be convertible and the January 2018 Warrants shall be exercisable at the Default Conversion Price as defined above. The total number of January 2018 Warrants were increased on a full ratchet basis from 11,111 warrants to 4,367,376, an aggregate increase of 4,356,265 warrants (see Note 9). Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, warrants to purchase 10,078 (post anti-dilution) of the Company’s common stock (see-Puritan Settlement Agreement below). As of December 31, 2019, there were 4,357,298 warrants outstanding under the January 2018 Warrants.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

March 2018 Financing

On March 13, 2018, the Company entered into a Securities Purchase Agreement (the “Fifth Securities Purchase Agreement”) securities with the Purchasers for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Fifth Purchase Agreement, the Company issued for an aggregate subscription amount of $333,333: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,333 (the “March 2018 Notes”) and (ii) warrants (the “March 2018 Warrants”) to purchase an aggregate of 16,667 shares of the Company’s common stock at an exercise price of $30.00 per share. The aggregate principal amount of the March 2018 Notes is $333,333 and as of the date the Company received $61,000 after giving effect to the original issue discount of $33,333 and offering costs of $10,000 which are treated as a debt discount, the payment of legal and accounting fees of $29,000 not related to March 2018 Notes and the funding of an escrow account held by an escrow agent of $200,000. The March 2018 Notes bear interest at a rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the March 2018 Notes)), have a maturity date of November 13, 2018 and the principal and interest are convertible at any time at a conversion price equal to $15.00 per share (subject to adjustment as provided in the March 2018 Notes); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the March 2018 Notes shall be convertible and the March 2018 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The March 2018 Notes are currently in default. The March 2018 Notes provide for amortization payments on each of the six-month anniversary of the issue date, seven-month anniversary of the issue date and on the maturity date with each amortization payment being one third of the total outstanding principal and all interest accrued as of the payment date. If the six-month amortization payment is made in cash then the Company shall pay the holder 110% of the applicable amortization payment and if the seven-month or the maturity date amortization payments are made in cash then the Company shall pay the holder 115% of the applicable amortization payment. The holder may elect at its option to receive the amortization payments in common stock subject to certain equity conditions. The March 2018 Notes may be prepaid at any time until the 180th day following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest through the five month anniversary of the issue date, and (ii) 120% of outstanding principal balance of the Notes and accrued and unpaid interest from the fifth month anniversary of the issue date through the six month anniversary of the issue date. In order to prepay the March 2018 Notes, the Company shall provide 20 trading days prior written notice to the holders, during which time a holder may convert its March 2018 Notes in whole or in part at the conversion price. Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, a convertible note with $111,111 and $97,383 outstanding principal and accrued interest, respectively (see-Puritan Settlement Agreement below). During the year ended December 31, 2019, the Purchasers converted $69,444 and $612 outstanding principal and accrued interest, respectively, of the March 2017 Notes into 21,779 shares of the Company’s common stock. As December 31, 2019, the March 2018 Notes had outstanding principal and accrued interest of $152,778 and $46,463, respectively.

The March 2018 Notes and related March 2018 Warrants includes; (i) down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception; and (ii) default conversion and exercise price provisions where, the March 2018 Notes shall be convertible and shall be exercisable at the Default Conversion Price as defined above. Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, warrants to purchase 15,117 (post anti-dilution) of the Company’s common stock (see-Puritan Settlement Agreement below). The total number of March 2018 Warrants was increased, during the year ended December 31, 2019, on a full ratchet basis from 16,667 warrants to 6,551,066, an aggregate increase of 6,534,399 warrants. As of December 31, 2019, there were 6,535,948 warrants outstanding under the March 2018 Warrants (see Note 9).

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

July 2018 Financing

On July 25, 2018, the Company entered into a securities purchase agreement (the “Sixth Securities Purchase Agreement”) with an institutional investor for the sale of a convertible note in the aggregate principal amount of $150,000 (the “July 2018 Note”). The July 2018 Note bears interest at 8% per year and matures on July 24, 2019. The July 2018 Note is convertible into common stock at a 25% discount to the average of the closing prices of the common stock for the prior five trading days including the date upon which a notice of conversion is received by the Company or its transfer agent. The holder will not have the right to convert any portion of its note if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to its conversion. The July 2018 Note may be prepaid at the Company’s option at a 105% premium between 30 days and 180 days after issuance, and at a 110% premium between 180 days after issuance and the maturity date. Upon certain events defined in the note as “sale events”, the holder may demand repayment of the note for 125% of the principal plus accrued but unpaid interest. The note also includes certain penalties upon the occurrence of an event of default, including an increase in the principal and reduction in the conversion rate, as further described in the July 2018 Note. The Company agreed to use its best efforts to file a proxy statement and take all necessary corporate actions in order to obtain shareholder approval to increase its authorized shares of common stock or effect a reverse split to allow for reserving sufficient shares of common stock to allow for full conversion of the July 2018 Note. As of December 31, 2019, the July 2018 Note is in default, and accruing interest at 24% and had outstanding principal and accrued interest of $150,000 and $26,342, respectively.

September 2018 Financing

On September 24, 2018, the Company entered into a securities purchase agreement (the “Seventh Purchase Agreement” and together with the Amended and Restated Purchase Agreements and the Second, Third, Fourth, Fifth and Sixth Purchase Agreement, the “Securities Purchase Agreements”) with four accredited investors (the “Seventh Round Purchasers” and together with the Purchasers, the “Note Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Seventh Purchase Agreement, the Company issued to the Seventh Round Purchasers for an aggregate subscription amount of $1,361,111; (i) 10% Original Issue Discount 5% Senior Convertible Notes in the aggregate principal amount of $1,361,111 (the “September 2018 Notes”) and (ii) 5 year warrants (the “September 2018 Warrants”) to purchase an aggregate of 68,056 shares of the Company’s common stock at an exercise price of $30.00 per share (subject to adjustments under certain conditions as defined in the September 2018 Warrants). The Company received $1,181,643 in aggregate net proceeds from the sale, net of $136,111 original issue discount and $43,357 in legal fees. The September 2018 Notes bear interest at a rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the September 2018 Notes)), had a maturity date of May 24, 2019 and the principal and interest are convertible at any time at a conversion price equal to $15.00 per share (subject to adjustment as provided in the September 2018 Notes); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the September 2018 Notes shall be convertible and the September 2018 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days (the “Default Conversion Price”). The September 2018 Notes are currently in default. The September 2018 Notes provide for amortization payments on each of the six-month anniversary of the issue date, seven-month anniversary of the issue date and on the maturity date with each amortization payment being one third of the total outstanding principal and all interest accrued as of the payment date. If the six-month amortization payment is made in cash then the Company shall pay the holder 110% of the applicable amortization payment and if the seven-month or the maturity date amortization payments are made in cash then the Company shall pay the holder 115% of the applicable amortization payment. The holder may elect at its option to receive the amortization payments in common stock subject to certain equity conditions. The Notes may be prepaid at any time until the 180th day following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the note and accrued and unpaid interest through the five month anniversary of the issue date, and (ii) 120% of outstanding principal balance of the notes and accrued and unpaid interest during month six following the original issuance date of the notes. In order to prepay the notes, the Company shall provide 20 trading days prior written notice to the holders, during which time a holder may convert its note in whole or in part at the conversion price. During the year ended December 31, 2019, the Purchasers converted $58,073 and $28,234 outstanding principal and accrued interest, respectively, of the September 2018 Notes into 39,934 shares of the Company’s common stock. As of December 31, 2019, the September 2018 Notes had outstanding principal and accrued interest of $1,303,038 and $149,283, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

The initial exercise price of the September 2018 Warrants is $30.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The September 2018 Warrants are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants. Accordingly, pursuant to the default provisions, the September 2018 Notes shall be convertible and the September 2018 Warrants shall be exercisable at the Default Conversion Price as defined above. The total number of September 2018 Warrants was increased, during the year ended December 31, 2019, on a full ratchet basis from 68,056 warrants to 40,032,680, an aggregate increase of 39,964,624 warrants (see Note 9). As of December 31, 2019, there were 40,032,680 warrants outstanding under the September 2018 Warrants.

November 2018 Financing

On November 13, 2018, the Company entered into a securities purchase agreement (the “Eighth Purchase Agreement”) with an institutional accredited investor (the “Eighth Round Purchaser”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Eighth Purchase Agreement, the Company issued to the Eighth Round Purchasers for an aggregate subscription amount of $127,778: (i) 10% Original Issue Discount 5% Senior Convertible Note in the aggregate principal amount of $127,778 (the “November 2018 Note”) and (ii) 5 year warrants (the “November 2018 Warrants”) to purchase an aggregate of 6,389 shares of the Company’s common stock at an exercise price of $30.00 per share (subject to adjustments under certain conditions as defined in the November 2018 Warrants). The Company received $112,500 in aggregate net proceeds from the sale, net of $12,778 Original Issue Discount and $2,500 of legal fees. The November 2018 Note bears interest at a rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the November 2018 Note)), has a maturity date of July 13, 2019 and the principal and interest are convertible at any time at a conversion price equal to $15.00 per share (subject to adjustment as provided in the November 2018 Note); provided, however, that if an Event of Default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the November 2018 Note shall be convertible and the November 2018 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days (the “Default Conversion Price”). The November 2018 Note provides for amortization payments on each of the six-month anniversary of the issue date, seven-month anniversary of the issue date and on the maturity date with each amortization payment being one third of the total outstanding principal and all interest accrued as of the payment date. If the six-month amortization payment is made in cash then the Company shall pay the holder 110% of the applicable amortization payment and if the seven-month or the maturity date amortization payments are made in cash then the Company shall pay the holder 115% of the applicable amortization payment. The holder may elect at its option to receive the amortization payments in common stock subject to certain equity conditions. The Note may be prepaid at any time until the 180th day following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest through the five month anniversary of the issue date, and (ii) 120% of outstanding principal balance of the Note and accrued and unpaid interest during month six following the original issuance date of the notes. In order to prepay the notes, the Company shall provide 20 trading days prior written notice to the holders, during which time a holder may convert its note in whole or in part at the conversion price. As of December 31, 2019, the November 2018 Note is in default and had outstanding principal and accrued interest of $127,778 and $17,287, respectively.

The initial exercise price of the November 2018 Warrants was $30.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The November 2018 Warrants are exercisable for cash at any time and is exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrant in the two years after the issue date of the Warrants (“Dilutive Issuances”). Accordingly, pursuant to the default provisions, the November 2018 Warrant shall be exercisable at the Default Conversion Price as defined above. The total number of November 2018 Warrants was increased on a full ratchet basis from 6,389 warrants to 3,758,170, an aggregate increase of 3,751,781 warrants. As of December 31, 2019, there were 3,758,170 warrants outstanding under the November 2018 Warrants (see Note 9).

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

January 2019 Financing

On January 18, 2019, the Company entered into a securities purchase agreement (the “Ninth Securities Purchase Agreement”) with an institutional investor for the sale of a convertible note in the aggregate principal amount of $146,875 (the “January 2019 Note I”). The closing occurred on January 22, 2019, with the Company receiving net proceeds of $125,000, net of 12,500 OID and $9,375 of legal fees. The January 2019 Note I had an interest rate of 5% per annum and matures on January 18, 2020. During the first six months the January 2019 Note I may be converted, all or a portion, of the outstanding principal into shares of the Company’s common stock at a fixed conversion price of $15.00 per share. Starting on the six-month anniversary, the conversion price shall be equal to 60% of the lowest trading price of the common stock during the 20 prior trading days (including the day upon which a notice of conversion is received). The January 2019 Note I may not be converted to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates to exceed more than 9.9% of the Company’s issued and outstanding common stock. If the Company prepays the January 2019 Note I within 150 days of its issuance, the Company must pay the principal at a cash redemption premium of 115%, in addition to accrued interest; if such prepayment is made from the151st day to the 180th day after issuance, then such redemption premium is 120%, in addition to accrued interest. After the 180th day following the issuance of the January 2019 Note I, there shall be no further right of prepayment. During the year ended December 31, 2019, the Purchaser converted $61,955 and $1,852 of outstanding principal and accrued interest, respectively, into 256,262 shares of the Company’s common stock. As of December 31, 2019, the January 2019 Note I was in default and had outstanding principal and accrued interest of $84,920 and $8,257, respectively.

On January 18, 2019, the Company entered into a securities purchase agreement (the “Tenth Securities Purchase Agreement”) with an institutional investor for the sale of a convertible note in the aggregate principal amount of $88,125 (the “January 2019 Note II”). The closing occurred on January 29, 2019, with the Company receiving net proceeds of $75,000, net of $7,500 OID and $5,625 of legal fees. The January 2019 Note II had an interest rate of 5% per annum and matures on January 18, 2020. During the first six months the January 2019 Note II is in effect, the purchaser may convert all or a portion of the outstanding principal of the January 2019 Note II into shares of the Company’s common stock at a fixed conversion price of $15.00 per share. Starting on the six-month anniversary, the conversion price shall be equal to 60% of the lowest trading price of the common stock during the 20 prior trading days (including the day upon which a notice of conversion is received). The purchaser may not convert the January 2019 Note II to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. If the Company prepays the January 2019 Note II within 150 days of its issuance, the Company must pay the principal at a cash redemption premium of 115%, in addition to accrued interest; if such prepayment is made from the151st day to the 180th day after issuance, then such redemption premium is 120%, in addition to accrued interest. After the 180th day following the issuance of the January 2019 Note II, there shall be no further right of prepayment. During the year ended December 31, 2019, the Purchasers converted $15,000 and $16 outstanding principal and accrued interest, respectively, into 3,708 shares of the Company’s common stock. As of December 31, 2019, the January 2019 Note II was in default and had outstanding principal and accrued interest of $73,125 and $10,445, respectively.

March 2019 Financing

On March 25, 2019, the Company entered into a securities purchase agreement (the “Eleventh Purchase Agreement”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Eleventh Purchase Agreement, the Company issued to the Eleventh Round Purchaser for an aggregate subscription amount of $50,000: (i) 10% Original Issue Discount and 5% Senior Convertible Notes in the aggregate principal amount of $55,556 (the “March 2019 Note”) and (ii) 5 year warrants (the “March 2019 Warrants”) to purchase an aggregate of 2,778 shares of the Company’s common stock at an exercise price of $30.00 per share (subject to adjustments under certain conditions as defined in the March 2019 Warrants). The Company received $50,000 in net proceeds from the sale, net of $5,556 OID. The March 2019 Note bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the March 2019 Note)), shall mature on November 25, 2019 and the principal and interest are convertible at any time at a conversion price equal to $15.00 per share (subject to adjustment as provided in the March 2019 Note); provided, however, that if an Event of Default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the March 2019 Note shall be convertible and the March 2019 Warrants shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the March 2019 Note to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The March 2019 Note may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the March 2019 Note and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the March 2019 Note and accrued and unpaid interest during month six following the original issue date. In order to prepay the March 2019 Note, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the March 2019 Note in whole or in part at the conversion price. As of December 31, 2019, the March 2019 Note was in default (under provision Section 7(a)(i) of the note) and had outstanding principal and accrued interest of $55,556 and $6,512, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

The initial exercise price of the March 2019 Warrants was $30.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The March 2019 Warrants are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). Accordingly, pursuant to the default provisions, the March 2019 Warrants shall be convertible shall be exercisable at the Default Conversion Price as defined above. The total number of March 2019 Warrants was increased, during the year ended December 31, 2019, on a full ratchet basis from 2,778 warrants to 1,633,987, an aggregate increase of 1,631,209 warrants. As of December 31, 2019, there were 1,633,987 warrants outstanding under the March 2019 Warrants (see Note 9).

April 2019 Financings

On April 1, 2019, the Company entered into a securities purchase agreement (the “Twelfth Purchase Agreement”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Twelfth Purchase Agreement, the Company issued to the Twelfth Round Purchaser a Note (“April 2019 Note I”) for a principal amount of $27,778 with 10% OID and 5 year warrants (the “April 2019 Warrants I”) to purchase an aggregate of 1,389 shares of the Company’s common stock at an exercise price of $30.00 per share (subject to adjustments under certain conditions as defined in the April 2019 Warrants I). The Company received net proceeds of $25,000, net of $2,778 OID. The April 2019 Note I bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the April 2019 Note I)), shall mature on December 2, 2019 and the principal and interest are convertible at any time at a conversion price equal to $15.00 per share (subject to adjustment as provided in the April 2019 Note I); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the April 2019 Note I shall be convertible and the April 2019 Warrants I shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the April 2019 Note I to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The April 2019 Note I may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the April 2019 Note I and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the April 2019 Note I and accrued and unpaid interest during month six following the original issue date. In order to prepay the April 2019 Note I, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the April 2019 Note I in whole or in part at the conversion price. As of December 31, 2019, the April 2019 Note I was in default (under provision Section 7(a)(i) of the note) and had outstanding principal and accrued interest of $27,778 and $3,225, respectively.

The initial exercise price of the April 2019 Warrants I was $30.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The April 2019 Warrants I are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the April 2019 Warrants I shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of April 2019 Warrants I was increased on a full ratchet basis, during the year ended December 31, 2019, from 1,389 warrants to 816,994, an aggregate increase of 815,605 warrants. As of December 31, 2019, there were 816,994 warrants outstanding under the April 2019 Warrants I (see Note 9).

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

On April 29, 2019, the Company entered into a securities purchase agreement (the “Thirteenth Purchase Agreements”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Thirteenth Purchase Agreements, the Company issued to the Thirteenth Round Purchasers a note (the “April 2019 Notes II”) for an aggregate principal amount of $205,279 with 10% Original Issue Discount and five-year warrants (the “April 2019 Warrants II”) to purchase an aggregate of 10,264 shares of the Company’s common stock at an exercise price of $30.00 per share (subject to adjustments under certain conditions as defined in the April 2019 Warrants II). The Company received $185,450 in aggregate net proceeds from the sale, net of $19,829 OID. The April 2019 Notes II bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the April 2019 Notes II)), shall mature on December 29, 2019 and the principal and interest are convertible at any time at a conversion price equal to $15.00 per share (subject to adjustment as provided in the April 2019 Notes II); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the April 2019 Notes II shall be convertible and the April 2019 Warrants II shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the April 2019 Notes II to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The April 2019 Notes II may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the April 2019 Notes II and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the April 2019 Notes II and accrued and unpaid interest during month six following the original issue date. In order to prepay the April 2019 Notes II, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the April 2019 Notes II in whole or in part at the conversion price. As of December 31, 2019, the April 2019 Notes II were in default and had outstanding principal and accrued interest of $205,279 and $23,076, respectively.

The initial exercise price of the April 2019 Warrants II is $30.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The April 2019 Warrants II are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the April 2019 Warrants II shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of April 2019 Warrants II was increased on a full ratchet basis, during the year ended December 31, 2019, from 10,264 warrants to 6,037,582, an aggregate increase of 6,027,318 warrants. As of December 31, 2019, there were 6,037,582 warrants outstanding under the April 2019 Warrants II (see Note 9).

May 2019 Financing

On May 29, 2019, the Company entered into a securities purchase agreement (the “Fourteenth Purchase Agreement”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Fourteenth Purchase Agreement, the Company issued to the Fourteenth Round Purchasers a note (the “May 2019 Notes”) for an aggregate principal of $10,000 with 10% OID and five-year warrants (the “May 2019 Warrants”) to purchase an aggregate of 500 shares of the Company’s common stock at an exercise price of $30.00 per share (subject to adjustments under certain conditions as defined in the May 2019 Warrants). The Company received $9,000 in aggregate net proceeds from the sale, net of $1,000 OID. The May 2019 Notes bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the May 2019 Notes)), shall mature on January 29, 2020 and the principal and interest are convertible at any time at a conversion price equal to $15.00 per share (subject to adjustment as provided in the May 2019 Notes); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the May 2019 Notes shall be convertible and the May 2019 Warrants shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the May 2019 Notes to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The May 2019 Notes may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the May 2019 Notes and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the May 2019 Notes and accrued and unpaid interest during month six following the original issue date. In order to prepay the May 2019 Notes, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the May 2019 Notes in whole or in part at the conversion price. As of December 31, 2019, the May 2019 Notes were in default and had outstanding principal and accrued interest of $10,000 and $905, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

The initial exercise price of the May 2019 Warrants is $30.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The May 2019 Warrants are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the May 2019 Warrants shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of May 2019 Warrants was increased on a full ratchet basis, during the year ended December 31, 2019, from 500 warrants to 294,118, an aggregate increase of 293,618 warrants. As of December 31, 2019, there were 294,118 warrants outstanding under the May 2019 Warrants (see Note 9).

June 2019 Financing

On June 3, 2019, the Company entered into a securities purchase agreement (the “Fifteenth Purchase Agreement”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Fifteenth Purchase Agreement, the Company issued to the Fifteenth Round Purchasers a note (the “June 2019 Note I”) with an aggregate principal of $129,167 with 10% OID and five- year warrants (the “June 2019 Warrants I”) to purchase an aggregate of 6,458 shares of the Company’s common stock at an exercise price of $30.00 per share (subject to adjustments under certain conditions as defined in the June 2019 Warrants I). The Company received $116,250 in aggregate net proceeds from the sale, net of $12,917 OID. The June 2019 Note I bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the June 2019 Note I)), shall mature on February 3, 2020 and the principal and interest are convertible at any time at a conversion price equal to $15.00 per share (subject to adjustment as provided in the June 2019 Note I); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the June 2019 Note I shall be convertible and the June 2019 Warrants I shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the June 2019 Note I to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The June 2019 Note I may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance and accrued and unpaid interest during month six following the original issue date. In order to prepay the June 2019 Note I, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the June 2019 Note I in whole or in part at the conversion price. As of December 31, 2019, the June 2019 Note I was in default and had outstanding principal and accrued interest of $129,167 and $11,600, respectively.

The initial exercise price of the June 2019 Warrants I is $30.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The June 2019 Warrants I are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the June 2019 Warrants I shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of June 2019 Warrants I was increased, during the year ended December 31, 2019, on a full ratchet basis from 6,458 warrants to 3,799,020, an aggregate increase of 3,792,562 warrants. As of December 31, 2019, there were 3,799,020 warrants outstanding under the June 2019 Warrants I (see Note 9).

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

On June 26, 2019, the Company entered into a securities purchase agreement (the “Sixteenth Purchase Agreement”) for the sale of the Company’s convertible note and warrants. Pursuant to the Sixteenth Purchase Agreement, the Company issued to the Sixteenth Round Purchaser a note (the “June 2019 Note II”) with a principal amount of $55,556 with 10% OID and five- year warrants (the “June 2019 Warrants II”) to purchase an aggregate of 5,556 shares of the Company’s common stock at an exercise price of $15.00 per share (subject to adjustments under certain conditions as defined in the June 2019 Warrants II). The Company received $50,000 in aggregate net proceeds from the sale, net of $5,556 original issue discount. The June 2019 Note II bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the June 2019 Note II)), shall mature on February 26, 2020 and the principal and interest are convertible at any time at a conversion price equal to $7.50 per share (subject to adjustment as provided in the June 2019 Note II); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the June 2019 Note II shall be convertible and the June 2019 Warrants II shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the June 2019 Note II to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The June 2019 Note II may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the June 2019 Note I and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the June 2019 Note II and accrued and unpaid interest during month six following the original issue date. In order to prepay the June 2019 Note II, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the June 2019 Note II in whole or in part at the conversion price. As of December 31, 2019, the June 2019 Note II was in default and had outstanding principal and accrued interest of $55,556 and $4,815, respectively.

The initial exercise price of the June 2019 Warrants II is $15.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The June 2019 Warrants II are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the June 2019 Warrants II shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of June 2019 Warrants II was increased, during the year ended December 31, 2019, on a full ratchet basis from 5,556 warrants to 1,633,987, an aggregate increase of 1,628,431 warrants. As of December 31, 2019, there were 1,633,987 warrants outstanding under the June 2019 Warrants II (see Note 9).

July 2019 Financing

On July 2, 2019, the Company closed a securities purchase agreement (the “Seventeenth Purchase Agreement”), dated June 26, 2019, for the sale of the Company’s convertible notes and warrants. Pursuant to the Seventeenth Purchase Agreement, the Company issued to the Seventeenth Round Purchaser a note (the “July 2019 Note I”) for a principal amount of $55,556 with 10% OID and five- year warrants (the “July 2019 Warrants I”) to purchase an aggregate of 5,556 shares of the Company’s common stock at an exercise price of $15.00 per share (subject to adjustments under certain conditions as defined in the July 2019 Warrants I). The Company received $50,000 in aggregate net proceeds from the sale, net of $5,556 original issue discount. The July 2019 Note I bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the July 2019 Note I)), shall mature on February 26, 2020 and the principal and interest are convertible at any time at a conversion price equal to $7.50 per share (subject to adjustment as provided in the July 2019 Note I); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the July 2019 Note I shall be convertible and the July 2019 Warrants I shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the July 2019 Note I to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The July 2019 Note I may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the July 2019 Note I and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the July 2019 Note I and accrued and unpaid interest during month six following the original issue date. In order to prepay the July 2019 Note I, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the July 2019 Note I in whole or in part at the conversion price. As of December 31, 2019, the July 2019 Note I was in default and had outstanding principal and accrued interest of $55,556 and $4,769, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

The initial exercise price of the July 2019 Warrants I is $15.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The July 2019 Warrants I are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the July 2019 Warrants I shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of July 2019 Warrants I was increased, during the year ended December 31, 2019, on a full ratchet basis from 5,556 warrants to 1,633,987, an aggregate increase of 1,628,431 warrants. As of December 31, 2019, there were 1,633,987 warrants outstanding under the July 2019 Warrants I (see Note 9).

On July 8, 2019, the Company closed a securities purchase agreement (the “Eighteenth Purchase Agreement”), dated June 26, 2019, for the sale of the Company’s convertible notes and warrants. Pursuant to the Eighteenth Purchase Agreement, the Company issued to the Eighteenth Round Purchaser a note (the “July 2019 Note II”) for principal amount of $55,556 with 10% OID and five-year warrants (the “July 2019 Warrants II”) to purchase an aggregate of 5,556 shares of the Company’s common stock at an exercise price of $15.00 per share (subject to adjustments under certain conditions as defined in the July 2019 Warrants II). The Company received $50,000 in aggregate net proceeds from the sale, net of $5,556 original issue discount. The July 2019 Note II bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the July 2019 Note II)), shall mature on February 26, 2020 and the principal and interest are convertible at any time at a conversion price equal to $7.50 per share (subject to adjustment as provided in the July 2019 Note II); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the July 2019 Note II shall be convertible and the July 2019 Warrants II shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the July 2019 Note II to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The July 2019 Note II may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the July 2019 Note I and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the July 2019 Note II and accrued and unpaid interest during month six following the original issue date. In order to prepay the July 2019 Note II, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the July 2019 Note II in whole or in part at the conversion price. As of December 31, 2019, the July 2019 Note II was in default and had outstanding principal and accrued interest of $55,556 and $4,723, respectively.

The initial exercise price of the July 2019 Warrants II is $15.00 per share, subject to adjustment as described below and are exercisable for five years after the issuance date. The July 2019 Warrants II are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the July 2019 Warrants II shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of July 2019 Warrants II was increased, during the year ended December 31, 2019, on a full ratchet basis from 5,556 warrants to 1,633,987, an aggregate increase of 1,628,431 warrants. As of December 31, 2019, there were 1,633,987 warrants outstanding under the July 2019 Warrants II (see Note 9).

August 2019 Financing

On August 19, 2019, the Company closed a securities purchase agreement (the “Nineteenth Purchase Agreement”), dated July 30, 2019, for the sale of the Company’s convertible notes and warrants. Pursuant to the Nineteenth Purchase Agreement, the Company issued to the Nineteenth Round Purchaser a note (the “August 2019 Note I”) for principal amount of $27,778 with 10% OID and five-year warrants (the “August 2019 Warrants I”) to purchase an aggregate of 2,778 shares of the Company’s common stock at an exercise price of $15.00 per share (subject to adjustments under certain conditions as defined in the August 2019 Warrants I). The Company received $25,000 in aggregate net proceeds from the sale, net of $2,778 original issue discount. The August 2019 Note I bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the August 2019 Note I)), shall mature on March 30, 2020 and the principal and interest are convertible at any time at a conversion price equal to $7.50 per share (subject to adjustment as provided in the August 2019 Note I); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the August 2019 Note I shall be convertible and the August 2019 Warrants I shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the August 2019 Note I to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The August 2019 Note I may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the August 2019 Note I and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the August 2019 Note I and accrued and unpaid interest during month six following the original issue date. In order to prepay the August 2019 Note I, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the August 2019 Note I in whole or in part at the conversion price. As of December 31, 2019, the August 2019 Note I was in default and had outstanding principal and accrued interest of $27,778 and $510, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

The initial exercise price of the August 2019 Warrants I was $15.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The August 2019 Warrants I are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the August 2019 Warrants I shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants. As of December 31, 2019, there were 2,778 warrants outstanding under the August 2019 Warrants I (see Note 9).

On August 28, 2019, the Company entered into a securities purchase agreement (the “Twentieth Securities Purchase Agreement”) with an institutional investor for the sale of a convertible note in the aggregate principal amount of $29,700 (the “August 2019 Notes II”). The Company received net proceeds of $25,000, net of OID and legal fees of $4,700. The August 2019 Note II has an interest rate of 5% per annum and matures on August 27, 2020. During the first six months the August 2019 Note II may be converted, all or a portion, of the outstanding principal into shares of the Company’s common stock at a fixed conversion price of $7.50 per share. Starting on the six-month anniversary, the conversion price shall be equal to 60% of the lowest closing bid price of the common stock during the 20 prior trading days (including the day upon which a notice of conversion is received). The August 2019 Note II may not be converted to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates to exceed more than 9.9% of the Company’s issued and outstanding common stock. The August 2019 Note II can be prepaid during the first 180 days for a redemption price equal to 140% of the sum of the outstanding principal and accrued interest and shall forfeit the right of prepayment after the 180th day following the issuance date. As of December 31, 2019, the August 2019 Note II was in default and had outstanding principal and accrued interest of $29,700 and $509, respectively.

September 2019 Financing

On September 27, 2019, the Company closed a securities purchase agreement dated September 25, 2019 (the “Twenty-first Purchase Agreement”), for the sale of the Company’s convertible notes and warrants. Pursuant to the Twenty-first Purchase Agreement, the Company issued to the Twenty-first Round Purchaser a note (the “September 2019 Note”) for principal amount of $166,667 with 10% OID and five-year warrants (the “September 2019 Warrants”) to purchase an aggregate of 16,667 shares of the Company’s common stock at an exercise price of $15.00 per share (subject to adjustments under certain conditions as defined in the September 2019 Warrants). The Company received $150,000 in net proceeds, net of $16,667 OID. The September 2019 Note bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the September 2019 Note)), shall mature on May 27, 2020 and the principal and interest are convertible at any time at a conversion price equal to $7.50 per share (subject to adjustment as provided in the September 2019 Note); provided, however, that if an Event of Default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the September 2019 Note shall be convertible and the September 2019 Warrants shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the September 2019 Note to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The September 2019 Note may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance and accrued and unpaid interest during month six following the original issue date. The Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the September 2019 Note in whole or in part at the conversion price. As of December 31, 2019, the September 2019 Note was in default and had outstanding principal and accrued interest of $166,667 and $2,100, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

The initial exercise price of the September 2019 Warrants is $15.00 per share, subject to adjustment as described below, and is exercisable for five years after the issuance date. The September 2019 Warrants is exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the Warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants. In an Event of Default, pursuant to the default provision, the September 2019 Warrants shall be exercisable at the Default Conversion Price as defined above. As of December 31, 2019, there were 16,667 warrants outstanding under the September 2019 Warrants (see Note 9).

November 2019 Financing

On November 15, 2019, the Company entered into a securities purchase agreement (the “Twenty-second Purchase Agreement”) for the sale of the Company’s convertible note and warrants. Pursuant to the Twenty-second Purchase Agreement, the Company issued to the Twenty-second Round Purchaser a note (the “November 2019 Note I”) with a principal amount of $55,500 with 10% OID and five- year warrants (the “November 2019 Warrants I”) to purchase an aggregate of 277,500 shares of the Company’s common stock at an exercise price of $0.20 per share (subject to adjustments under certain conditions as defined in the November 2019 Warrants I). The Company received $50,000 in aggregate net proceeds from the sale, net of $5,500 original issue discount. The November 2019 Note I bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the November 2019 Note I)), shall mature on August 30, 2020 and the principal and interest are convertible at any time at a conversion price equal to $0.20 per share (subject to adjustment as provided in the November 2019 Note I); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the November 2019 Note I shall be convertible and the November 2019 Warrants I shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the November 2019 Note I to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The November 2019 Note I may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the November 2019 Note I and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the November 2019 Note I and accrued and unpaid interest during month six following the original issue date. In order to prepay the November 2019 Note I, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the November 2019 Note I in whole or in part at the conversion price. As of December 31, 2019, the November 2019 Note I was in default and had outstanding principal and accrued interest of $55,500 and $350, respectively.

The initial exercise price of the November 2019 Warrants I is $0.20 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The November 2019 Warrants I are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the November 2019 Warrants I shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). As of December 31, 2019, there were 277,500 warrants outstanding under the November 2019 Warrants I (see Note 9).

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

On November 15, 2019, the Company entered into a securities purchase agreement (the “Twenty-third Purchase Agreement”) for the sale of the Company’s convertible note and warrants. Pursuant to the Twenty- third Purchase Agreement, the Company issued to the Twenty- third Round Purchaser a note (the “November 2019 Note II”) with a principal amount of $55,500 with 10% OID and five- year warrants (the “November 2019 Warrants II”) to purchase an aggregate of 277,500 shares of the Company’s common stock at an exercise price of $0.20 per share (subject to adjustments under certain conditions as defined in the November 2019 Warrants II). The Company received $50,000 in aggregate net proceeds from the sale, net of $5,500 original issue discount. The November 2019 Note II bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the November 2019 Note II)), shall mature on August 30, 2020 and the principal and interest are convertible at any time at a conversion price equal to $0.20 per share (subject to adjustment as provided in the November 2019 Note II); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the November 2019 Note II shall be convertible and the November 2019 Warrants II shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the November 2019 Note II to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The November 2019 Note II may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the November 2019 Note II and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the November 2019 Note II and accrued and unpaid interest during month six following the original issue date. In order to prepay the November 2019 Note II, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the November 2019 Note II in whole or in part at the conversion price. As of December 31, 2019, the November 2019 Note II was in default and had outstanding principal and accrued interest of $55,500 and $350, respectively.

The initial exercise price of the November 2019 Warrants II is $0.20 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The November 2019 Warrants I are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the November 2019 Warrants II shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). As of December 31, 2019, there were 277,500 warrants outstanding under the November 2019 Warrants II (see Note 9).

December 2019 Financing

On December 23, 2019, the Company entered into a securities purchase agreement (the “Twenty-fourth Purchase Agreement”) for the sale of the Company’s convertible note and warrants. Pursuant to the Twenty- fourth Purchase Agreement, the Company issued to the Twenty- fourth Round Purchaser a note (the “December 2019 Note I”) with a principal amount of $55,500 with 10% OID and five- year warrants (the “December 2019 Warrants I”) to purchase an aggregate of 277,500 shares of the Company’s common stock at an exercise price of $0.20 per share (subject to adjustments under certain conditions as defined in the December 2019 Warrants I). The Company received $50,000 in aggregate net proceeds from the sale, net of $5,500 original issue discount. The December 2019 Note I bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the December 2019 Note I)), shall mature on September 30, 2020 and the principal and interest are convertible at any time at a conversion price equal to $0.20 per share (subject to adjustment as provided in the December 2019 Note I); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the December 2019 Note I shall be convertible and the December 2019 Warrants I shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the December 2019 Note I to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The December 2019 Note I may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the December 2019 Note I and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the December 2019 Note I and accrued and unpaid interest during month six following the original issue date. In order to prepay the December 2019 Note I, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the December 2019 Note I in whole or in part at the conversion price. As of December 31, 2019, the December 2019 Note I was in default and had outstanding principal and accrued interest of $55,500 and $61, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

The initial exercise price of the December 2019 Warrants I is $0.20 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The December 2019 Warrants I are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the December 2019 Warrants I shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). As of December 31, 2019, there were 277,500 warrants outstanding under the December 2019 Warrants I (see Note 9).

On December 23, 2019, the Company entered into a securities purchase agreement (the “Twenty-fifth Purchase Agreement”) for the sale of the Company’s convertible note and warrants. Pursuant to the Twenty- fifth Purchase Agreement, the Company issued to the Twenty- fifth Round Purchaser a note (the “December 2019 Note II”) with a principal amount of $55,500 with 10% OID and five- year warrants (the “December 2019 Warrants II”) to purchase an aggregate of 277,500 shares of the Company’s common stock at an exercise price of $0.20 per share (subject to adjustments under certain conditions as defined in the December 2019 Warrants II). The Company received $50,000 in aggregate net proceeds from the sale, net of $5,500 original issue discount. The December 2019 Note II bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the December 2019 Note II)), shall mature on September 30, 2020 and the principal and interest are convertible at any time at a conversion price equal to $0.20 per share (subject to adjustment as provided in the December 2019 Note II); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the December 2019 Note II shall be convertible and the December 2019 Warrants II shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the December 2019 Note II to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The December 2019 Note II may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the December 2019 Note II and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the December 2019 Note II and accrued and unpaid interest during month six following the original issue date. In order to prepay the December 2019 Note II, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the December 2019 Note II in whole or in part at the conversion price. As of December 31, 2019, the December 2019 Note II was in default and had outstanding principal and accrued interest of $55,500 and $61, respectively.

The initial exercise price of the December 2019 Warrants II is $0.20 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The December 2019 Warrants I are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the December 2019 Warrants II shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). As of December 31, 2019, there were 277,500 warrants outstanding under the December 2019 Warrants II (see Note 9).

The June 2017, July 2017, January 2018, March 2018, July 2018, September 2018, November 2018, January 2019, March 2019, April 2019, May 2019, June 2019, July 2019, August 2019, September 2019 Notes, November 2019 Notes and December 2019 Notes (collectively, the “Notes”) contain certain covenants such as default provisions, restrictions on the incurrence of indebtedness, creation of liens, payment of restricted payments, redemptions, payment of cash dividends and the transfer of assets. The Notes also contains certain adjustment provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. The conversion price is also subject to adjustment if the Company issues or sells shares of its common stock for a consideration per share less than the conversion price then in effect, or issue options, warrants or other securities convertible or exchange for shares of its common stock at a conversion or exercise price less than the conversion price of these Notes then in effect. If either of these events should occur, the conversion price is reduced to the lowest price at which these securities were issued or are exercisable. The Company granted the Note Purchasers certain rights of first refusal on future offerings by the Company for as long as the Note Purchasers hold the Notes. In addition, subject to limited exceptions, the Note Purchasers will not have the right to convert any portion of the Notes if the Note Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion. The Note Purchaser may increase or decrease this ownership limitation to any percentage not exceeding 9.99% upon 61 days prior written notice to the Company.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

The November 2016, June 2017, July 2017, January 2018, March 2018, September 2018, November 2018 and March 2019, April 2019, May 2019, June 2019, July 2019, August 2019, September 2019, November 2019 and December 2019 Warrants (collectively, the “Warrants”) are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the Warrants. The exercise price of the Warrants are subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the Warrants are also subject to full ratchet price adjustment if the Company sells or grants any option to purchase, sells or re-prices any common stock or common stock equivalents, as defined, at an exercise price lower than the then-current exercise price of the Warrants with the exception for certain exempted issuances and subject to certain limitations on the reduction of the exercise price as provided in the Warrants in the two years after the issue date of the Warrants. In the event of a fundamental transaction, as described in these warrants and generally including any reorganization, recapitalization or reclassification of the common stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the outstanding common stock, the holders of the Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Warrants immediately prior to such fundamental transaction; provided that upon the occurrence of certain fundamental transactions, the holder can require the Company to purchase the Warrants for cash at a price equal to the higher of the Black Scholes Value of the unexercised portion of the Warrants or difference between the cash per share paid in the fundamental transaction and the exercise price per share. The holders of the Warrants will not have the right to exercise any portion of the Warrants if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants.

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

During the year ended December 31, 2019, the Company issued 508,999 shares of its common stock upon the conversion of principal note balances of $356,339, accrued interest of $44,308 and default interest of $36,134. These shares of common stock had an aggregate fair value $871,512 and the difference between the aggregate fair value and the aggregate converted amount of $436,281 resulted in a loss on debt extinguishment of $434,731.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

Derivative Liabilities Pursuant to Notes and Warrants

In connection with the issuance of the Notes and Warrants, the Company determined that the terms of the Notes and Warrants contain terms that included a down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception and included various other terms such as default provisions that caused derivative treatment. Accordingly, under the provisions of ASC 815-40 –Derivatives and Hedging – Contracts in an Entity’s Own Stock, the embedded conversion option contained in the convertible instruments and the Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion option derivatives and warrant derivatives were determined using the Binomial valuation model. At the end of each period, on the date that debt was converted into common shares, and on the date of a cashless exercise of warrants, the Company revalued the embedded conversion option and warrants derivative liabilities.

In July 2017, FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of January 1, 2019 and the Company elected to record the effect of this adoption retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the consolidated balance sheet as of the beginning of 2019, the period which the amendment is effective. The Company adopted ASU No. 2017-11 in the first quarter of 2019, and the adoption did not have any impact on its consolidated financial statements and there were no cumulative effect adjustments as there were other notes and warrants provisions that caused derivative treatment.

In connection with the issuance of the January 2019 and March 2019, April 2019, May 2019, June 2019, July 2019, August 2019, September 2019, November 2019 and December 2019 Notes and related Warrants, during year ended December 31, 2019, on the initial measurement date, the fair values of the embedded conversion option derivative and warrants derivative of $575,019 was recorded as derivative liabilities and was allocated as a debt discount of $552,473 with the remaining $22,546 being recorded as derivative expense.

At the end of the period, the Company revalued the embedded conversion option and warrant derivative liabilities. In connection with these revaluations and the initial derivative expense, the Company recorded derivative (expense) income of $(5,760,902) and $8,229,168 for the years ended December 31, 2019 and 2018, respectively.

During the years ended December 31, 2019 and 2018, the fair value of the derivative liabilities was estimated using the Binomial valuation model with the following assumptions:

	2019	2018
Dividend rate	—%	—%
Term (in years)	0.01 to 5.00 years	0.01 to 5.00 years
Volatility	188.9 to 253.7%	188.9 to 197.1%
Risk—free interest rate	1.59 to 2.96%	2.07 to 2.96%

At December 31, 2019 and December 31, 2018, the convertible debt consisted of the following:

	December 31,
	2019	2018
Principal amount	$3,175,655	$2,436,394
Less: unamortized debt discount	(260,358)	(1,002,142)
Convertible note payable, net	$2,915,297	$1,434,252

For the years ended December 31, 2019 and 2018, amortization of debt discounts related to this Convertible Note and the Notes amounted to $1,434,148 and $1,465,057, respectively, which has been included in interest expense on the accompanying consolidated statements of operations.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

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

NOTE 7 – NOTES PAYABLE

From June 2017 to September 2017, the Company entered into loan agreements with several third parties (the “Loans”). Pursuant to the loan agreements, the Company borrowed an aggregate principal amount of $538,875. The Loans bear interest at an annual rate of 33.3%, are unsecured and are in default. As of December 31, 2019, and 2018, loan principal due to these third parties amounted to $538,875 for both periods. At December 31, 2019 and 2018, interest payable related to these Loans amounted to $430,223 and $250,777, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Due to related parties

From time to time, the Company receives advances from and repays such advances to the Company’s former chief executive officer for working capital purposes and to repay indebtedness. For the years ended December 31, 2019 and 2017, due to related party activity consisted of the following:

Total
Balance due to related parties at December 31, 2017	$(261,584)
Working capital advances received	(264,185)
Repayments made	210,303
Balance due to related parties at December 31, 2018	$(315,466)
Working capital advances received	(57,219)
Repayments made	—
Balance due to related parties at December 31, 2019	$(372,685)

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

On August 28, 2019, the Company filed an amendment to its Articles of Incorporation to implement a reverse stock split of the Company’s issued and outstanding shares of common and preferred stock at a ratio of 1-for-750 (the “Reverse Stock Split”), which became effective on September 12, 2019. In addition, the Company amended the articles to reduce the Company’s authorized shares to; (i) 6,666,667 shares of common stock and; (ii) 26,667 shares of preferred stock, including 1,333 shares of Series A Preferred and 10,523 shares of Series B Preferred. The Reverse Stock Split did not have any effect on the stated par value of the common and preferred stock. All share and per share amounts in the accompanying historical consolidated financial statements have been retroactively adjusted to reflect the Reverse Stock Split (see Note 1).

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

The holders of Series A Preferred Stock shall have no special voting rights and their consent is not required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for the taking of any corporate action. As of December 31, 2019, of these shares, 667 are held by a former Chief Executive Officer and a current member of our Board of Directors and 666 shares are held by a former member of our Board of Directors.

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

As of December 31, 2019, and 2018, there were 3,856 and 10,523 shares of Series B Preferred issued and outstanding, respectively.

Common Stock

Common stock issuable for cash

●	During the year ended December 31, 2018, the Company had 800 shares of its common stock issuable to an investor for cash proceeds of $6,000, or $7.50 per share, pursuant to a unit subscription agreement.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

Shares issued for services

●	During the year ended December 31, 2018, the Company issued 3,333 shares of its common stock with a grant date value of $52,500 or $15.75 per share as reported on the OTC Pink on the grant date, in exchange for legal services, pursuant to an agreement.

Shares issued for debt conversion

●	During the year ended December 31, 2018, the Company issued 78,175 shares of its common stock upon the conversion of principal note balances of $387,292, interest of $40,320, and default interest of $55,890.

●	During the year ended December 31, 2019, the Company issued 508,999 shares of its common stock upon the conversion of principal note balances of $356,339, accrued interest of $44,308 and default interest of $36,134. These shares of common stock had an aggregate fair value $871,512 and the difference between the aggregate fair value and the aggregate converted amount of $436,281 resulted in a loss on debt extinguishment of $434,731.

Shares issued for cashless exercise of warrants

●	During the year ended December 31, 2018, the Company issued 43,620 shares of its common stock upon the cashless exercise of 47,431 of its warrants (see Note 6).

Warrants

Warrants issued pursuant to equity subscription agreements

In 2016, in connection with the sale of common stock, the Company issued an aggregate of 1,295 five-year warrants to purchase common shares for an exercise price of $225 per common share to investors pursuant to unit subscription agreements. As of December 31, 2019, and 2018, 1,292 of these warrants were issued and outstanding for both periods.

In 2017, in connection with the sale of common stock, the Company issued an aggregate of 6,169 five-year warrants to purchase common shares for an exercise price of $225 per common share to investors pursuant to unit subscription agreements. As of December 31, 2019, and 2018, 6,169 of these warrants were issued and outstanding for both periods.

Warrants issued pursuant to Securities Purchase Agreements

The warrants detailed below, issued pursuant to the Securities Purchase Agreements (see Note 6), have initial exercise price between $0.20 and $131 (subject to adjustments under certain conditions as defined in the agreements) and includes a down-round provision under which the exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. It also includes a default provision pursuant to which, these Warrants shall be exercisable at the Default Conversion Price as defined in the related Notes (see Note 6).

As of December 31, 2019, there were not enough authorized shares to allow the issuance of common stock if all the warrants need to be exercised.

Outstanding warrants as of December 31, 2019, all of which have been accounted for as derivative liabilities, are summarized as follows:

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

	Original warrants issued	Cumulative Anti-dilution adjustment	Expired, Cancelled or Forfeited	Warrants purchased back - Puritan Settlement Agreement (post anti- dilution)	Total warrants exercised (Cashless exercise)	Outstanding warrants as of December 31, 2019	Exercise price at December 31, 2019
Warrants related to the 2016 subscription agreements	1,295	—	(3)	—	—	1,292	$225.00
Warrants related to the 2017 subscription agreements	6,169	—	—	—	—	6,169	$225.00
November 2016 Warrants	3,111	39,235	—	—	(12,099)	30,247	$4.50
June 2017 Warrants	2,074	58,423	—	(8,067)	(12,099)	40,331	$4.50
July 2017 Warrants	6,359	99,635	—	—	(35,332)	70,662	$4.50
January 2018 Warrants	11,111	4,356,265	—	(10,078)	—	4,357,298	$0.05
March 2018 Warrants	16,667	6,534,399	—	(15,117)	—	6,535,949	$0.05
September 2018 Warrants	68,056	39,964,625	—	—	—	40,032,681	$0.05
November 2018 Warrants	6,389	3,751,781	—	—	—	3,758,170	$0.05
March 2019 Warrants	2,778	1,631,209	—	—	—	1,633,987	$0.05
April 2019 Warrants I	1,389	815,605	—	—	—	816,994	$0.05
April 2019 Warrants II	10,264	6,027,318	—	—	—	6,037,582	$0.05
May 2019 Warrants	500	293,618	—	—	—	294,118	$0.05
June 2019 Warrants I	6,458	3,792,562	—	—	—	3,799,020	$0.05
June 2019 Warrants II	5,556	1,628,431	—	—	—	1,633,987	$0.05
July 2019 Warrants I	5,556	1,628,431	—	—	—	1,633,987	$0.05
July 2019 Warrants II	5,556	1,628,431	—	—	—	1,633,987	$0.05
August 2019 Warrants	2,778	—	—	—	—	2,778	$15.00
September 2019 Warrants	16,667	—	—	—	—	16,667	$15.00
November 2019 Warrants I	277,500	—	—	—	—	277,500	$0.20
November 2019 Warrants II	275,000	—	—	—	—	275,000	$0.20
December 2019 Warrants I	277,500	—	—	—	—	277,500	$0.20
December 2019 Warrants II	277,500	—	—	—	—	277,500	$0.20
	1,286,233	72,249,968	(3)	(33,262)	(59,530)	73,443,406

During the years ended December 31, 2019 and 2018, the Company issued nil and 43,620 shares of its common stock, respectively, upon the cashless exercise of nil and 47,431 of its warrants, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

Warrants activities for the year ended December 31, 2019 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2017	204,203	$15.00	4.41	$5,754,600
Issued in connection with financings	102,222	$30.00	4.07	—
Adjustment in connection with default provision	113,886	$3.75	2.09	—
Reduction in warrants related to settlement of debt	(33,262)	$9.75	—	—
Exercised	(47,430)	$4.50	—	—
Balance Outstanding at December 31, 2018	339,619	$15.75	3.47	—
Issued in connection with financings	1,165,002	0.44	4.90	—
Increase in warrants related to default adjustment	71,938,788	0.05	3.85	—
Expired	(3)	225.00	—	—
Exercised	—	—	—	—
Balance Outstanding at December 31, 2019	73,443,406	$0.09	3.83	$—
Exercisable at December 31, 2019	73,443,406	$0.09	3.83	$—

Stock options

Effective February 18, 2011, our board of directors adopted and approved the 2011 stock option plan. The purpose of the 2011 stock option plan is to enhance the long-term stockholder value of our Company by offering opportunities to directors, key employees, officers, independent contractors and consultants of our Company to acquire and maintain stock ownership in our Company in order to give these persons the opportunity to participate in our Company’s growth and success, and to encourage them to remain in the service of our Company. A total of 57 options to acquire shares of our common stock were authorized under the 2011 stock option plan and during the 12 month period after the first anniversary of the adoption of the 2011 stock option plan, by our board of directors and during each 12 month period thereafter, our board of directors is authorized to increase the amount of options authorized under this plan by up to 14 shares. No options were granted under the 2011 stock option plan as of December 31, 2019.

Stock-option issued during the year ended December 31, 2018

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

Stock-option issued during the year ended December 31, 2019

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

On November 8, 2019, Dr. Barnett resigned as the Company’s Chief Executive Officer (see Note 12) which resulted in forfeiture of 11,130 of unvested stock options granted to him on December 26, 2018 (discussed above). The Company reversed $24,995 of stock-based compensation and $56,808 of the remaining deferred compensation which makes up the grant date fair value of $81,803 initially recorded as deferred compensation in April 2019.

The three non-employee members of the Board were each granted 4,000 stock options for a total of 12,000 stock options with exercise price of $7.50 per share, vest date of April 24, 2020 and expires on April 24, 2030. The stock options vest so long as the optionee remains a member of the Board on the vesting date. The fair value of this option grant was estimated on the date of grant using the Black-Scholes option-pricing model and the Company valued these options at a grant date fair value of $88,200 which will be expensed over the vesting period as stock-based compensation

During the years ended December 31, 2019 and 2018, the Company recorded stock-based compensation expense of $140,697 and $276,918 related to stock options, respectively.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

The Company’s computation of the expected life of issued stock options was based on the simplified method as the Company does not have adequate exercise experience to determine the expected term. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of volatility was based on the historical volatility of the Company’s common stock.

At December 31, 2019, there were 41,600 options issued and outstanding out of which 29,600 options were vested and exercisable.

As of December 31, 2019, there was $35,280 of unvested stock-based compensation expense to be recognized through April 24, 2020.

The aggregate intrinsic value at December 31, 2019 was $0 which was calculated based on the difference between the quoted share price on December 31, 2019 and the exercise price of the underlying options.

Stock option activities for the year ended December 31, 2019 are summarized as follows:

	Number of Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding at December 31, 2018	29,600	$45.00	8.37	—
Granted	23,130	$9.00	10.32	—
Expired	—	$—	—	—
Forfeited	(11,130)	$9.00	—	—
Balance Outstanding at December 31, 2019	41,600	$36,69	9.34	$—
Exercisable at December 31, 2019	29,600	$47.91	8.37	$—

NOTE 10 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets at December 31, 2019 and 2018 consist of net operating loss carryforwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2019 and 2018 were as follows:

	Years Ended December 31,
	2019	2018
Income tax deduction (benefit) at U.S. statutory rate of 21%	$(1,974,471)	$1,358,348
Income tax deduction (benefit) – state	(752,180)	517,466
Non-deductible (income) expenses	2,254,568	(2,523,247)
Change in valuation allowance	472,083	647,433
Total provision for income tax	$—	$—

The Company’s approximate net deferred tax asset as of December 31, 2019 and 2018 was as follows:

	Years Ended December 31,
	2019	2018
Net operating loss carryforward	$2,605,720	$2,133,637

Total deferred tax asset	2,605,720	2,133,637
Less: valuation allowance	(2,605,720)	(2,133,637)
Net deferred tax asset	$—	$—

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

The gross operating loss carryforward was approximately $8,985,240 at December 31, 2019. The Company provided a valuation allowance equal to the net deferred income tax asset as of December 31, 2019 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The increase in the valuation allowance was $472,083 in 2019. The potential tax benefit arising from the net operating loss carryforward of $1,486,204 from the period prior to Act’s effective date will expire in 2038. The potential tax benefit arising from the net operating loss carryforward of $1,119,516 from the period following to the Act’s effective date can be carried forward indefinitely within the annual usage limitations.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership or business changes that occurred in 2019 and may occur in the future. The Company has not conducted a study to determine the limitations on the utilization of these net operating loss carryforwards. If necessary, the deferred tax assets will be reduced by any carryforward that may not be utilized or expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2019, 2018 and 2017 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease

Effective September 1, 2015, the Company leases its facilities under a non-cancelable operating lease which expires on August 31, 2020. The Company has the right to renew certain facility leases for an additional five years. Rent expense is $3,200 base rent per month plus operating expense and other fees (see Note 5).

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

On December 26, 2018, Dr. Barnett entered into an employment agreement with us (“Barnett Employment Agreement”) to serve as the Company’s Chief Executive Officer for a term of three years (from December 26, 2018 through December 26, 2021) that renews automatically for one-year periods unless a written notice of termination is provided not less than 180 days prior to the automatic renewal date. The Barnett Employment Agreement provides that Dr. Barnett’s salary for calendar year 2019 shall be $250,000 and for each calendar year thereafter during the term of the Barnett Employment Agreement shall be an amount determined by the Board of Directors, which in no event shall be less than the annual salary that was payable by the Company to Dr. Barnett for the immediately preceding calendar year.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

Dr. Barnett is also eligible to receive a performance-based bonus of up to $150,000 upon completion of specific metrics established by the Company’s Board of Directors and is entitled to participate in all medical and other benefits that the Company has established for its employees. Pursuant to the employment agreement, the Company will also grant options to purchase a number of shares of the Company’s common stock equal to $100,000 divided by the volume weighted average price of the Company’s common stock for the ten (10) business days prior to the effective date of the employment agreement. The option grant is subject to continued employment, and will vest ratably over the first three anniversary dates of the grant date. On April 24, 2019, Dr. Barnett was granted 11,130 stock options with exercise price of $9.00 per share, vest dates of; (i) 3,710 on January 9, 2020; (ii) 3,710 on January 9, 2021; and (iii) 3,710 on January 9, 2022 and expire on April 24, 2030. The stock options vest so long as the optionee remains an employee of the Company on the vesting date (except as otherwise provided for in the employment agreement between the Company and the optionee) (see Note 9).

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

On November 8, 2019, Dr. Barnett resigned as the Company’s Chief Executive Officer (see Note 9) which resulted in forfeiture of 11,130 of unvested stock options granted to him on December 26, 2018 (discussed above). The Company reversed $24,995 of stock-based compensation and $56,808 of the remaining deferred compensation which makes up the grant date fair value of $81,803 initially recorded as deferred compensation in April 2019.

NOTE 13 - SUBSEQUENT EVENTS

On January 27, 2020, the Company entered into a securities purchase agreement (the “Twenty-sixth Purchase Agreement”) for the sale of the Company’s convertible note and warrants. Pursuant to the Twenty- sixth Purchase Agreement, the Company issued to the Twenty- sixth Round Purchaser a note (the “January 2020 Note I”) with a principal amount of $55,000 with 10% OID and five-year warrants (the “January 2020 Warrants I”) to purchase an aggregate of 275,000 shares of the Company’s common stock at an exercise price of $0.20 per share (subject to adjustments under certain conditions as defined in the January 2020 Warrants I). The Company received $50,000 in aggregate net proceeds from the sale, net of $5,000 original issue discount. The January 2020 Note I bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the January 2020 Note I)), shall mature on October 30, 2020 and the principal and interest are convertible at any time at a conversion price equal to $0.20 per share (subject to adjustment as provided in the January 2020 Note I); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the January 2020 Note I shall be convertible and the January 2020 Warrants I shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the January 2020 Note I to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The January 2020 Note I may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the January 2020 Note I and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the January 2020 Note I and accrued and unpaid interest during month six following the original issue date. In order to prepay the January 2020 Note I, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the January 2020 Note I in whole or in part at the conversion price.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 and 2018

The initial exercise price of the January 2020 Warrants I is $0.20 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The January 2020 Warrants I is exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the January 2020 Warrants I shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”).

On January 29, 2020, the Company entered into a securities purchase agreement (the “Twenty-seventh Purchase Agreement”) for the sale of the Company’s convertible note and warrants. Pursuant to the Twenty-seventh Purchase Agreement, the Company issued to the Twenty- seventh Round Purchaser a note (the “January 2020 Note II”) with a principal amount of $55,000 with 10% OID and five-year warrants (the “January 2020 Warrants II”) to purchase an aggregate of 277,500 shares of the Company’s common stock at an exercise price of $0.20 per share (subject to adjustments under certain conditions as defined in the January 2020 Warrants II). The Company received $50,000 in aggregate net proceeds from the sale, net of $5,000 original issue discount. The January 2020 Note II bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the January 2020 Note II)), shall mature on October 30, 2020 and the principal and interest are convertible at any time at a conversion price equal to $0.20 per share (subject to adjustment as provided in the January 2020 Note II); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the January 2020 Note II shall be convertible and the January 2020 Warrants II shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the January 2020 Note II to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The January 2020 Note II may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the January 2020 Note II and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the January 2020 Note II and accrued and unpaid interest during month six following the original issue date. In order to prepay the January 2020 Note II, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the January 2020 Note II in whole or in part at the conversion price.

The initial exercise price of the January 2020 Warrants II is $0.20 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The January 2020 Warrants II is exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the Warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the January 2020 Warrants II shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”).

On March 18, 2020, the Company entered into a securities purchase agreement (the “Twenty-Eight Purchase Agreement”) for the sale of the Company’s convertible note and warrants. Pursuant to the Twenty- Eight Purchase Agreement, the Company issued to the Twenty-Eight Round Purchaser a note (the “March 2020 Note I”) with a principal amount of $41,667 with 10% OID and five-year warrants (the “March 2020 Warrants I”) to purchase an aggregate of 208,333 shares of the Company’s common stock at an exercise price of $0.20 per share (subject to adjustments under certain conditions as defined in the March 2020 Warrants I). The Company received $37,500 in aggregate net proceeds from the sale, net of $4,167 original issue discount. The March 2020 Note I bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the March 2020 Note I)), shall mature on November 18, 2020 and the principal and interest are convertible at any time at a conversion price equal to $0.20 per share (subject to adjustment as provided in the March 2020 Note I); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the March 2020 Note I shall be convertible and the March 2020 Warrants I shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the March 2020 Note I to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The March 2020 Note I may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the March 2020 Note I and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the March 2020 Note I and accrued and unpaid interest during month six following the original issue date. In order to prepay the March 2020 Note I, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the March 2020 Note I in whole or in part at the conversion price.

The initial exercise price of the March 2020 Warrants I is $0.20 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The March 2020 Warrants I is exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the Warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the March 2020 Warrants I shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”).

On March 18, 2020, the Company entered into a securities purchase agreement (the “Twenty-Ninth Purchase Agreement”) for the sale of the Company’s convertible note and warrants. Pursuant to the Twenty- Ninth Purchase Agreement, the Company issued to the Twenty-Ninth Round Purchaser a note (the “March 2020 Note II”) with a principal amount of $41,667 with 10% OID and five-year warrants (the “March 2020 Warrants II”) to purchase an aggregate of 208,333 shares of the Company’s common stock at an exercise price of $0.20 per share (subject to adjustments under certain conditions as defined in the March 2020 Warrants II). The Company received $37,500 in aggregate net proceeds from the sale, net of $4,167 original issue discount. The March 2020 Note II bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the March 2020 Note II)), shall mature on November 18, 2020 and the principal and interest are convertible at any time at a conversion price equal to $0.20 per share (subject to adjustment as provided in the March 2020 Note II); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the March 2020 Note II shall be convertible and the March 2020 Warrants II shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the March 2020 Note II to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The March 2020 Note II may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the March 2020 Note II and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the March 2020 Note II and accrued and unpaid interest during month six following the original issue date. In order to prepay the March 2020 Note II, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the March 2020 Note II in whole or in part at the conversion price.

The initial exercise price of the March 2020 Warrants II is $0.20 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The March 2020 Warrants II is exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the Warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the March 2020 Warrants II shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”).

Subsequent to the year ended December 31, 2019, the lender converted $2,030 of principal and $107 of accrued interest into 41,903 shares of common stock.

F-43