Form 10-Q
period 2020-03-31
OncBioMune Pharmaceuticals, Inc
filed 2020-05-15
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number 000-52218

ONCBIOMUNE PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-2590810
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8000 Innovation Park Dr. Baton Rouge, LA 70820	(225) 578-7555
(Address of Principal Executive Offices and Zip Code)	(Registrant’s telephone number, including area code)

11411 Industriplex Blvd., STE 190. Baton Rouge, LA 70809
(Former Address of Principal Executive Offices and Zip Code)

(Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,398,070 shares as of May 11, 2020.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

Form 10-Q

March 31, 2020

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,045	$21,489
Prepaid expenses and other current assets	27,077	40,664

Total Current Assets	29,122	62,153

OTHER ASSETS:
Property and equipment, net	1,381	1,966
Right-of-use asset, net	-	23,686
Security deposit	-	6,400

Total Assets	$30,503	$94,205

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Convertible debt, net	$3,110,035	$2,915,297
Notes payable	538,875	538,875
Accounts payable	730,608	620,042
Accrued liabilities	1,728,635	1,554,473
Lease payable - current	-	23,686
Derivative liabilities	13,841,028	9,320,052
Due to related parties	375,950	372,685
Liabilities of discontinued operations	686,547	686,547

Total Current Liabilities	21,011,678	16,031,657

Total Liabilities	21,011,678	16,031,657

Commitments and contingencies (Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value; 26,667 authorized;
Series A Preferred stock: $0.0001 par value; 1,333 shares authorized; 1,333 issued and outstanding at March 31, 2020 and December 31, 2019	-	-
Series B Preferred stock: $0.0001 par value; 10,523 shares authorized; 3,856 and 10,523 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Common stock: $0.0001 par value, 6,666,667 shares authorized; 924,995 and 839,215 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	93	84
Common stock issuable: 22,828 commons stock issuable as of March 31, 2020 and December 31, 2019	2	2
Additional paid-in capital	10,682,350	10,652,370
Accumulated deficit	(31,663,620)	(26,589,908)

Total Stockholders’ Deficit	(20,981,175)	(15,937,452)

Total Liabilities and Stockholders’ Deficit	$30,503	$94,205

See accompanying notes to the unaudited condensed consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

REVENUES	$-	$-

OPERATING EXPENSES:
Professional fees	213,394	174,186
Compensation expense	69,140	252,632
Research and development expense	3,308	92,618
General and administrative expenses	38,368	43,636

Total Operating Expenses	324,210	563,072

LOSS FROM OPERATIONS	(324,210)	(563,072)

OTHER INCOME (EXPENSE):
Interest expense	(383,713)	(771,376)
Derivative (expense) income	(4,373,169)	(3,077,306)
(Loss) gain on debt extinguishment, net	7,380	(36,864)

Total Other Income (Expense)	(4,749,502)	(3,885,546)

NET INCOME (LOSS)	$(5,073,712)	$(4,448,618)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$(5.73)	$(11.80)
Diluted	$(5.73)	$(11.80)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	884,857	377,044
Diluted	884,857	377,044

See accompanying notes to the unaudited condensed consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2020

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock Issuable		Additional		Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ (Deficit)

Balance at December 31, 2019	1,333	$-	3,856	$-	839,215	$84	22,828	$2	$10,652,370	$(26,589,908)	$(15,937,452)

Accretion of stock options	-	-	-	-	-	-	-	-	17,639	-	17,639

Common stock issued, at fair value, upon conversion of convertible debt and interest	-	-	-	-	85,780	9	-	-	12,341	-	12,350

Net loss	-	-	-	-	-	-	-	-	-	(5,073,712)	(5,073,712)

Balance at March 31, 2020	1,333	$-	3,856	$-	924,995	$93	22,828	$2	$10,682,350	$(31,663,620)	$(20,981,175)

See accompanying notes to the unaudited condensed consolidated financial statements

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

	Series A Preferred Stock		Series B Preferred Stock		Common Stock		Common Stock Issuable		Additional		Total
	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ (Deficit)

Balance, December 31, 2018	1,333	$-	10,523	$1	330,216	$33	22,828	$2	$9,640,711	$(17,187,664)	$(7,546,917)

Redemption of Series B Preferred	-	-	(6,667)	(1)	-	-	-	-	(499)	-	(500)

Accretion of stock options	-	-	-	-	-	-	-	-	68,383	-	68,383

Common stock issued upon conversion of convertible debt and interest	-	-	-	-	57,242	6	-	-	439,352	-	439,358

Net loss	-	-	-	-	-	-	-	-	-	(4,448,618)	(4,448,618)

Balance at March 31, 2019	1,333	$-	3,856	$-	387,458	$39	22,828	$2	$10,147,947	$(21,636,282)	$(11,488,294)

See accompanying notes to the unaudited condensed consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months
	March 31,
	2020	2019

CASH FLOWS USED IN OPERATING ACTIVITIES
Net income (loss)	$(5,073,712)	$(4,448,618)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	585	584
Stock-based compensation	17,639	68,383
Amortization of debt discount	179,108	615,806
Derivative expense (income)	4,373,169	3,077,306
Loss (gain) on debt extinguishment, net	(7,380)	36,864
Non-cash default interest on debt	-	115,592
Change in operating assets and liabilities:
Prepaid expenses and other current assets	13,587	11,743
Accounts payable	118,451	162,726
Accrued liabilities and other liabilities	180,844	73,285

NET CASH USED IN OPERATING ACTIVITIES	(197,709)	(286,329)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party advances, net	3,265	31,970
Proceeds from convertible debt, net of cost	175,000	250,000
Bank overdraft	-	4,658
Redemption of Series B Preferred	-	(500)

NET CASH PROVIDED BY FINANCING ACTIVITIES	178,265	286,128

NET DECREASE IN CASH	(19,444)	(201)

CASH, beginning of the period	21,489	201

CASH, end of the period	$2,045	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,563	$1,752
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of common stock for convertible debt and interest	$4,112	$227,697
Increase in debt discount and derivative liabilities	$155,540	$89,122
Initial amount of ROU asset and related liability	$-	$59,216
Reduction of the ROU asset and related liability	$23,686	$8,882
Debt issue cost	$256,126	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

On December 29, 2017, the Board of Directors of the Company determined to sell or otherwise dispose of its interest in Vitel and OncBioMune México due to disputes with the original Vitel Stockholders and resulting loss of operational control of the assets and operations of Vitel and OncBioMune Mexico. Accordingly, Vitel and OncBioMune México were treated as a discontinued operation through December 31, 2017 and were deconsolidated effective January 1, 2018 (see Note 3). The Company expects to terminate the Contribution Agreement, Stockholders Agreement and Trust Agreement during 2020.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s consolidated financial statements include the financial statements of OncBioMune Pharmaceuticals, Inc. and its wholly-owned subsidiaries, OncBioMune, Inc. (for all periods presented) and, Vitel and OncBioMune México, S.A. De C.V. (from March 10, 2017 to December 31, 2017) which were treated as a discontinued operation through December 31, 2017 and were deconsolidated effective January 1, 2018 (see Note 3). All significant intercompany accounts and transactions have been eliminated in consolidation.

Management acknowledges its responsibility for the preparation of the accompanying unaudited condensed consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the consolidated results of its operations for the periods presented. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the year ended December 31, 2019 of the Company which were included in the Company’s annual report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 2020.

Going concern

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net (loss) from continuing operations of $(5,073,712) for the three months ended March 31, 2020. The net cash used in operations was $197,709 for the three months ended March 31, 2020. Additionally, at March 31, 2020, the Company had an accumulated deficit and stockholders’ deficit and working capital deficit of $31,663,620 and $20,981,175, and $20,982,556, respectively. The Company had no revenues from continuing operations since inception, and is currently in default on certain convertible debt instruments. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

The global pandemic COVID-19, otherwise referred to as the Coronavirus, could impair our ability to raise additional funding or make such funding more costly. The ongoing global pandemic has caused cessation of business and caused capital markets to decline sharply. This could make it more difficult for companies, including ours, to access capital. It is currently difficult to estimate with any certainty how long the pandemic and resulting curtailment of business will continue, and its effect on capital markets and our ability to raise funds is, accordingly, difficult to quantify. In addition, to the extent that any of our personnel or consultants are affected by the virus, this could cause delays or disruption in our planned research and development activities.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three months ended March 31, 2020 include the valuation of liabilities of discontinued operations, useful life of property and equipment, valuation of operating lease right-of-use (“ROU”) assets and liabilities, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions and the valuation of derivative liabilities.

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

Fair value of financial instruments and fair value measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2020. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

	At March 31, 2020			At December 31, 2019
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	—	—	$13,841,028	—	—	$9,320,052

A roll forward of the level 3 valuation financial instruments is as follows:

Derivative Liabilities
Balance at December 31, 2019	$9,320,052
Initial valuation of derivative liabilities included in debt discount	155,542
Initial valuation of derivative liabilities included in derivative income (expense)	27,390
Reclassification of derivative liabilities to gain (loss) on debt extinguishment	(7,735)
Change in fair value included in derivative income (expense)	4,345,779
Balance at March 31, 2020	$13,841,028

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At March 31, 2020 and December 31, 2019, the Company did not have any cash equivalents.

The Company maintains its cash in bank and financial institution deposits that at times may exceed federally insured limits. There were no balances in excess of FDIC insured levels as of March 31, 2020 and December 31, 2019. The Company has not experienced any losses in such accounts through March 31, 2020.

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

Impairment of long-lived assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. For the three months ended March 31, 2020 and 2019, the Company did not record any impairment loss.

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Revenue recognition

In May 2014, FASB issued an update Accounting Standards Update, ASU 2014-09, establishing ASC 606 - Revenue from Contracts with Customers. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard on January 1, 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on the Company’s sources of revenue, the Company has concluded that ASU 2014-09 did not have any impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers and there was no cumulative effect adjustment. The Company does not have revenues from operations in 2020 and 2019.

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

Basic and diluted loss per share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of March 31, 2020 and 2019 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	March 31,
	2020	2019
Stock warrants	97,650,046	974,923
Convertible debt	86,124,172	717,980
Stock options	29,600	29,600
Series A preferred stock	1,333	1,333
Series B preferred stock	3,856	3,856
	183,809,007	1,727,692

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2020, and December 31, 2019, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of March 31, 2020.

Research and development

Research and development costs incurred in the development of the Company’s products are expensed as incurred. For the three months ended March 31, 2020 and 2019, research and development costs were $3,308 and $92,618, respectively, and are included in operating expenses on the accompanying consolidated statements of operations.

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

Recent accounting pronouncements

In August 2018, the FASB issued ASU 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement, to modify the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted ASU 2018-13 during the quarter ended March 31, 2020 and its adoption did not have any material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited consolidated financial statements.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

The assets and liabilities classified as discontinued operations in the Company’s consolidated financial statements as of March 31, 2020 and December 31, 2019 are set forth below.

	March 31, 2020	December 31, 2019
Assets:
Current assets:
Cash	$—	—
Total current assets	—	—
Total assets	$—	$—
Liabilities:
Current liabilities:
Accounts payable	$686,547	$686,547
Due to related parties	—	—
Payroll liabilities	—	—
Total current liabilities	686,547	686,547
Total liabilities	$686,547	$686,547

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

The November 2016 Notes and related Warrants includes; (i) down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception; and (ii) default conversion and exercise price provisions where, the November 2016 Notes shall be convertible and the November 2016 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). Subsequent to the date of these November 2016 Notes, the Company sold stock at a share price of $56.25 per share then $37.50 per share and then $7.50 per share. Accordingly, pursuant to these ratchet provisions, the conversion price on the November 2016 Notes were lowered to $37.50 per share then to $22.50 per share and then to $4.50 per share and the exercise price of the November 2016 Warrants was lowered to $4.50. Additionally, the total number of November 2016 Warrants were increased on a full ratchet basis from 3,111 warrants to 42,346 warrants, an increase of 39,235 warrants (see Note 8). In September 2017, the Company issued 12,729 shares of its common stock upon the cashless exercise of 12,099 of these warrants (see Note 8). As of March 31, 2020, there were 30,247 warrants outstanding under the November 2016 Warrants.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

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

The aggregate principal amount of the June 2017 Notes was $233,345 and the Company received $190,000 after giving effect to the original issue discount of $33,345 and $10,000 of offering costs. The June 2017 Notes bear interest at a rate equal to 10% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the June 2017 Notes)), have a maturity date of February 2, 2018 and are convertible (principal and interest) at any time after the issuance date, into shares of the Company’s common stock at an initial conversion price equal to $112.50 per share (subject to adjustment as provided in the June 2017 Notes), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the June 2017 Notes shall be convertible and the June 2017 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The June 2017 Notes are currently in default. The June 2017 Notes provide for two amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 120% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 125% of the applicable amortization payment. The June 2017 Notes may be prepaid at any time until the 180th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the three months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the June 2017 Notes and accrued and unpaid interest during months four through six following the Original Issue Date. In order to prepay the June 2017 Notes, the Company shall provide 20 Trading Days prior written notice to the Holder, during which time the Holder may convert the June 2017 Notes in whole or in part at the Conversion Price. During the nine months ended June 30, 2018, the Company also increased the principal amount of these notes by $2,268 for other default charges and other expenses. In 2018, the Purchasers converted $118,786 and $7,036 outstanding principal and interest, respectively, of the June 2017 Notes into 19,819 shares of the Company’s common stock. In addition, pursuant a securities purchase agreement dated September 24, 2018, the Company purchased back from one Purchaser, a June 2017 Note with $37,814 and $4,534 of outstanding principal and interest, respectively. In 2019, the Purchasers converted $77,782, $13,593 and $36,134 outstanding principal, interest and default interest, respectively, of the June 2017 Notes into 32,180 shares of the Company’s common stock. As of March 31, 2020, the June 2017 Notes had outstanding principal and accrued interest of $1,495 and $0, respectively.

The June 2017 Notes and related June 2017 Warrants includes; (i) down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception; and (ii) default conversion and exercise price provisions where, the June 2017 Notes shall be convertible and the June 2017 Warrants shall be exercisable at Default Conversion Price as defined above. Subsequent to the date of these June 2017 Notes, the Company sold stock at a share price of $37.50 per share and then $7.50 per share. Accordingly, pursuant to these ratchet provisions, the conversion price of the notes were lowered to $4.50 per shares and the exercise price of the June 2017 Warrants were lowered to $4.50 per share and the total number of June 2017 Warrants were increased on a full ratchet basis from 2,074 warrants to 60,497 warrants, an increase of 58,423 warrants (see Note 8). In 2018, the Company issued 11,332 shares of its common stock upon the cashless exercise of 12,099 of the June 2017 Warrants and 8,066 of these warrants were purchased back from the lender. As of March 31, 2020, there were 40,331 warrants outstanding under the June 2017 Warrants.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

July 2017 Financing

On July 26, 2017, the Company entered into a Securities Purchase Agreement (the “Third Securities Purchase Agreement”) with the Purchasers for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Third Securities Purchase Agreement, the Company issued to the Purchasers for an aggregate subscription amount of $300,000: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,883 (the “July 2017 Notes”); and (ii) warrants (the “July 2017 Warrants”) to purchase an aggregate of 6,359 shares of the Company’s common stock at an exercise price of $75.00 per share (subject to adjustments under certain conditions as defined in the Warrants). The July 2017 Notes were issued on July 26, 2017. The July 2017 Notes bear interest at a rate equal to 5% per annum (which interest rate is increased to 24% per annum upon the occurrence of an Event of Default (as defined in the July 2017 Notes)), have a maturity date of March 25, 2018 and are convertible (principal, and interest) at any time after the issuance date into shares of the Company’s common stock at a conversion price equal to $52.50 per share (subject to adjustment as provided in the July 2017 Notes), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the July 2017 Notes shall be convertible and the July 2017 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The July 2017 Notes are currently in default. The July 2017 Notes provide for three amortization payments on the six-month, seven-month and eight-month anniversary of the issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash then the payment is an amount equal to 110% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 115% of the applicable amortization payment. The July 2017 Notes may be prepaid at any time until the 210th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the three months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the July 2017 Notes and accrued and unpaid interest during months four through seven following the Original Issue Date. In order to prepay the July 2017 Notes, the Company shall provide 20 Trading Days prior written notice to the Purchaser, during which time the Purchaser may convert the July 2017 Notes in whole or in part at the Conversion Price. During the year ended December 31, 2018, the Purchasers converted $111,295, $11,414 and $47,028 of outstanding principal, accrued interest and default interest, respectively, of the July 2017 Notes into 31,053 shares of common stock. In addition, pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, a July 2017 Note with $155,812 and $38,395 of outstanding principal and interest.

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

During the quarter ended September 30, 2019, the default interest charged on June 2018 of $53,733 and prepayment premium charged on October 2018 of $49,535, an aggregate penalty of $103,268, was contested by the Company and the penalties related to these note assignments were removed from the outstanding principal balance of the Second Assigned Note. In addition, certain amounts of the accrued liabilities had been previously included in the principal balance of $32,384 was reversed and a new accrued interest based in the agreed upon principal balance was accrued which totaled $30,612. In 2019, the Purchaser converted $65,140 of outstanding principal, of the Second Assigned Note, into 106,622 shares of common stock. As of March 31, 2020, the Second Assigned Note (July 2017 Notes) had an outstanding principal balance of $28,655 and accrued interest of $33,658.

The July 2017 Notes and related Warrants includes; (i) down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception; and (ii) default conversion and exercise price provisions where, the July 2017 Notes shall be convertible and the July 2017 Warrants shall be exercisable at the Default Conversion Price as define above. Subsequent to the date of these July 2017 Notes, the Company sold stock at a share price of $37.50 per share and then at $7.50 per share. Accordingly, pursuant to these ratchet provisions, the conversion price of the July 2017 Notes was lowered to $4.50 per share and the exercise price of the July 2017 Warrants was lowered to $4.50 per share and the total number of July 2017 Warrants was increased on a full ratchet basis from 6,359 warrants to 105,994 warrants, an increase of 99,635 warrants (see Note 8). In 2018, the Company issued 32,289 shares of its common stock upon the cashless exercise of 35,332 of these warrants. As of March 31, 2020, there were 70,663 warrants outstanding under the July 2017 Warrants.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

January 2018 Financing

On January 29, 2018, the Company entered into a Securities Purchase Agreement (the “Fourth Securities Purchase Agreement”) with the Purchasers for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Fourth Securities Purchase Agreement, the Company issued to the Purchasers for an aggregate subscription amount of $333,333: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,333 (the “January 2018 Notes”); and (ii) 5 year warrants (the “January 2018 Warrants”) to purchase an aggregate of 11,111 shares of the Company’s common stock at an exercise price of $30.00 per share (subject to adjustments under certain conditions as defined in the Warrants). The closing under the Fourth Securities Purchase Agreement occurred on January 29, 2018. The aggregate principal amount of the January 2018 Notes is $333,333 and the Company received $295,000 after giving effect to the original issue discount of $33,333 and offering costs of $5,000. These January 2018 Notes bear interest at a rate equal to 5% per annum (which interest rate is increased to 18% per annum upon the occurrence of an Event of Default (as defined in the January 2018 Notes)), have a maturity date of September 29, 2018 and are convertible (principal, and interest) at any time after the issuance date into shares of the Company’s common stock at a conversion price equal to $22.50 per share (subject to adjustment as provided in the January 2018 Notes), provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the January 2018 Notes shall be convertible and the January 2018 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The January 2018 Notes are currently in default. The January 2018 Notes provide for three amortization payments on the six-month, seven-month and eight-month anniversary of the original issue date with each amortization payment being one third of the total outstanding principal and interest. If the six-month amortization payment is made in cash, then the payment is an amount equal to 110% of the applicable amortization payment and if the seven-month or the eight-month amortization payments are made in cash then the payment is an amount equal to 115% of the applicable amortization payment. The January 2018 Notes may be prepaid at any time until the 180th day following the Original Issue Date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest during the period from the Original Issue Date through the five months following the Original Issue Date, and (ii) 120% of outstanding principal balance of the January 2018 Notes and accrued and unpaid interest during the six month following the Original Issue Date. In order to prepay the January 2018 Notes, the Company shall provide 20 Trading Days prior written notice to the Purchaser, during which time the Purchaser may convert the January 2018 Notes in whole or in part at the Conversion Price. Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, a January 2018 Note with $111,111 and $98,031 outstanding principal and interest, respectively. In 2019, the Purchasers converted $8,945 of outstanding principal into 47,119 shares of the Company’s common stock. As of March 31, 2020, the January 2018 Notes had outstanding principal and accrued interest of $213,277 and $76,889, respectively.

The January 2018 Notes and related Warrants includes; (i) down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception; and (ii) default conversion and exercise price provisions where, the January 2018 Notes shall be convertible and the January 2018 Warrants shall be exercisable at the Default Conversion Price as defined above. The total number of January 2018 Warrants were increased on a full ratchet basis from 11,111 warrants to 4,948,350, an aggregate increase of 4,937,239 warrants (see Note 8). Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, warrants to purchase 10,078 (post anti-dilution) of the Company’s common stock. As of March 31, 2020, there were 4,938,272 warrants outstanding under the January 2018 Warrants.

March 2018 Financing

On March 13, 2018, the Company entered into a Securities Purchase Agreement (the “Fifth Securities Purchase Agreement”) securities with the Purchasers for the sale of the Company’s convertible notes and warrants. Pursuant to the terms provided for in the Fifth Purchase Agreement, the Company issued for an aggregate subscription amount of $333,333: (i) 10% Original Issue Discount 5% Senior Secured Convertible Notes in the aggregate principal amount of $333,333 (the “March 2018 Notes”) and (ii) warrants (the “March 2018 Warrants”) to purchase an aggregate of 16,667 shares of the Company’s common stock at an exercise price of $30.00 per share. The aggregate principal amount of the March 2018 Notes is $333,333 and as of the date the Company received $61,000 after giving effect to the original issue discount of $33,333 and offering costs of $10,000 which are treated as a debt discount, the payment of legal and accounting fees of $29,000 not related to March 2018 Notes and the funding of an escrow account held by an escrow agent of $200,000. The March 2018 Notes bear interest at a rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the March 2018 Notes)), have a maturity date of November 13, 2018 and the principal and interest are convertible at any time at a conversion price equal to $15.00 per share (subject to adjustment as provided in the March 2018 Notes); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the March 2018 Notes shall be convertible and the March 2018 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days of the common stock as reported on the OTCQB or other principal trading market (the “Default Conversion Price”). The March 2018 Notes are currently in default. The March 2018 Notes provide for amortization payments on each of the six-month anniversary of the issue date, seven-month anniversary of the issue date and on the maturity date with each amortization payment being one third of the total outstanding principal and all interest accrued as of the payment date. If the six-month amortization payment is made in cash then the Company shall pay the holder 110% of the applicable amortization payment and if the seven-month or the maturity date amortization payments are made in cash then the Company shall pay the holder 115% of the applicable amortization payment. The holder may elect at its option to receive the amortization payments in common stock subject to certain equity conditions. The March 2018 Notes may be prepaid at any time until the 180th day following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest through the five month anniversary of the issue date, and (ii) 120% of outstanding principal balance of the Notes and accrued and unpaid interest from the fifth month anniversary of the issue date through the six month anniversary of the issue date. In order to prepay the March 2018 Notes, the Company shall provide 20 trading days prior written notice to the holders, during which time a holder may convert its March 2018 Notes in whole or in part at the conversion price. Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, a convertible note with $111,111 and $97,383 outstanding principal and accrued interest, respectively. In 2019, the Purchasers converted $69,444 and $612 outstanding principal and accrued interest, respectively, of the March 2017 Notes into 21,779 shares of the Company’s common stock. As of March 31, 2020, the March 2018 Notes had outstanding principal and accrued interest of $152,778 and $53,418, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The March 2018 Notes and related March 2018 Warrants includes; (i) down-round provision under which the conversion price and exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception; and (ii) default conversion and exercise price provisions where, the March 2018 Notes shall be convertible and shall be exercisable at the Default Conversion Price as defined above. Pursuant to a securities purchase agreement dated September 24, 2018, the Company purchased back, from one Purchaser, warrants to purchase 15,117 (post anti-dilution) of the Company’s common stock. The total number of March 2018 Warrants was increased on a full ratchet basis from 16,667 warrants to 7,422,526, an aggregate increase of 7,405,859 warrants. As of March 31, 2020, there were 7,407,408 warrants outstanding under the March 2018 Warrants (see Note 8).

July 2018 Financing

On July 25, 2018, the Company entered into a securities purchase agreement (the “Sixth Securities Purchase Agreement”) with an institutional investor for the sale of a convertible note in the aggregate principal amount of $150,000 (the “July 2018 Note”). The July 2018 Note bears interest at 8% per year and matures on July 24, 2019. The July 2018 Note is convertible into common stock at a 25% discount to the average of the closing prices of the common stock for the prior five trading days including the date upon which a notice of conversion is received by the Company or its transfer agent. The holder will not have the right to convert any portion of its note if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to its conversion. The July 2018 Note may be prepaid at the Company’s option at a 105% premium between 30 days and 180 days after issuance, and at a 110% premium between 180 days after issuance and the maturity date. Upon certain events defined in the note as “sale events”, the holder may demand repayment of the note for 125% of the principal plus accrued but unpaid interest. The note also includes certain penalties upon the occurrence of an event of default, including an increase in the principal and reduction in the conversion rate, as further described in the July 2018 Note. The Company agreed to use its best efforts to file a proxy statement and take all necessary corporate actions in order to obtain shareholder approval to increase its authorized shares of common stock or effect a reverse split to allow for reserving sufficient shares of common stock to allow for full conversion of the July 2018 Note. As of March 31, 2020, the July 2018 Note is in default, and accruing interest at 24% and had outstanding principal and accrued interest of $150,000 and $33,074, respectively.

September 2018 Financing

On September 24, 2018, the Company entered into a securities purchase agreement (the “Seventh Purchase Agreement” and together with the Amended and Restated Purchase Agreements and the Second, Third, Fourth, Fifth and Sixth Purchase Agreement, the “Securities Purchase Agreements”) with four accredited investors (the “Seventh Round Purchasers” and together with the Purchasers, the “Note Purchasers”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Seventh Purchase Agreement, the Company issued to the Seventh Round Purchasers for an aggregate subscription amount of $1,361,111; (i) 10% Original Issue Discount 5% Senior Convertible Notes in the aggregate principal amount of $1,361,111 (the “September 2018 Notes”) and (ii) 5 year warrants (the “September 2018 Warrants”) to purchase an aggregate of 68,056 shares of the Company’s common stock at an exercise price of $30.00 per share (subject to adjustments under certain conditions as defined in the September 2018 Warrants). The Company received $1,181,643 in aggregate net proceeds from the sale, net of $136,111 original issue discount and $43,357 in legal fees. The September 2018 Notes bear interest at a rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the September 2018 Notes)), had a maturity date of May 24, 2019 and the principal and interest are convertible at any time at a conversion price equal to $15.00 per share (subject to adjustment as provided in the September 2018 Notes); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the September 2018 Notes shall be convertible and the September 2018 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days (the “Default Conversion Price”). The September 2018 Notes are currently in default. The September 2018 Notes provide for amortization payments on each of the six-month anniversary of the issue date, seven-month anniversary of the issue date and on the maturity date with each amortization payment being one third of the total outstanding principal and all interest accrued as of the payment date. If the six-month amortization payment is made in cash then the Company shall pay the holder 110% of the applicable amortization payment and if the seven-month or the maturity date amortization payments are made in cash then the Company shall pay the holder 115% of the applicable amortization payment. The holder may elect at its option to receive the amortization payments in common stock subject to certain equity conditions. The Notes may be prepaid at any time until the 180th day following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the note and accrued and unpaid interest through the five month anniversary of the issue date, and (ii) 120% of outstanding principal balance of the notes and accrued and unpaid interest during month six following the original issuance date of the notes. In order to prepay the notes, the Company shall provide 20 trading days prior written notice to the holders, during which time a holder may convert its note in whole or in part at the conversion price. In 2019, the Purchasers converted $58,073 and $28,234 outstanding principal and accrued interest, respectively, of the September 2018 Notes into 39,934 shares of the Company’s common stock. As of March 31, 2020, the September 2018 Notes had outstanding principal and accrued interest of $1,303,038 and $207,759, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The initial exercise price of the September 2018 Warrants is $30.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The September 2018 Warrants are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants. Accordingly, pursuant to the default provisions, the September 2018 Notes shall be convertible and the September 2018 Warrants shall be exercisable at the Default Conversion Price as defined above. The total number of September 2018 Warrants was increased on a full ratchet basis from 68,056 warrants to 45,370,371, an aggregate increase of 45,302,315 warrants (see Note 8). As of March 31, 2020, there were 45,370,371 warrants outstanding under the September 2018 Warrants.

November 2018 Financing

On November 13, 2018, the Company entered into a securities purchase agreement (the “Eighth Purchase Agreement”) with an institutional accredited investor (the “Eighth Round Purchaser”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Eighth Purchase Agreement, the Company issued to the Eighth Round Purchasers for an aggregate subscription amount of $127,778: (i) 10% Original Issue Discount 5% Senior Convertible Note in the aggregate principal amount of $127,778 (the “November 2018 Note”) and (ii) 5 year warrants (the “November 2018 Warrants”) to purchase an aggregate of 6,389 shares of the Company’s common stock at an exercise price of $30.00 per share (subject to adjustments under certain conditions as defined in the November 2018 Warrants). The Company received $112,500 in aggregate net proceeds from the sale, net of $12,778 Original Issue Discount and $2,500 of legal fees. The November 2018 Note bears interest at a rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the November 2018 Note)), has a maturity date of July 13, 2019 and the principal and interest are convertible at any time at a conversion price equal to $15.00 per share (subject to adjustment as provided in the November 2018 Note); provided, however, that if an Event of Default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the November 2018 Note shall be convertible and the November 2018 Warrants shall be exercisable at 60% of the lowest closing price during the prior twenty trading days (the “Default Conversion Price”). The November 2018 Note provides for amortization payments on each of the six-month anniversary of the issue date, seven-month anniversary of the issue date and on the maturity date with each amortization payment being one third of the total outstanding principal and all interest accrued as of the payment date. If the six-month amortization payment is made in cash then the Company shall pay the holder 110% of the applicable amortization payment and if the seven-month or the maturity date amortization payments are made in cash then the Company shall pay the holder 115% of the applicable amortization payment. The holder may elect at its option to receive the amortization payments in common stock subject to certain equity conditions. The Note may be prepaid at any time until the 180th day following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the Note and accrued and unpaid interest through the five month anniversary of the issue date, and (ii) 120% of outstanding principal balance of the Note and accrued and unpaid interest during month six following the original issuance date of the notes. In order to prepay the notes, the Company shall provide 20 trading days prior written notice to the holders, during which time a holder may convert its note in whole or in part at the conversion price. As of March 31, 2020, the November 2018 Note is in default and had outstanding principal and accrued interest of $127,778 and $23,021, respectively.

The initial exercise price of the November 2018 Warrants was $30.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The November 2018 Warrants are exercisable for cash at any time and is exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrant in the two years after the issue date of the Warrants (“Dilutive Issuances”). Accordingly, pursuant to the default provisions, the November 2018 Warrant shall be exercisable at the Default Conversion Price as defined above. The total number of November 2018 Warrants was increased on a full ratchet basis from 6,389 warrants to 4,259,260, an aggregate increase of 4,252,871 warrants. As of March 31, 2020, there were 4,259,260 warrants outstanding under the November 2018 Warrants (see Note 8).

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

January 2019 Financing

On January 18, 2019, the Company entered into a securities purchase agreement (the “Ninth Securities Purchase Agreement”) with an institutional investor for the sale of a convertible note in the aggregate principal amount of $146,875 (the “January 2019 Note I”). The closing occurred on January 22, 2019, with the Company receiving net proceeds of $125,000, net of $12,500 OID and $9,375 of legal fees. The January 2019 Note I had an interest rate of 5% per annum and matures on January 18, 2020. During the first six months the January 2019 Note I may be converted, all or a portion, of the outstanding principal into shares of the Company’s common stock at a fixed conversion price of $15.00 per share. Starting on the six-month anniversary, the conversion price shall be equal to 60% of the lowest trading price of the common stock during the 20 prior trading days (including the day upon which a notice of conversion is received). The January 2019 Note I may not be converted to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates to exceed more than 9.9% of the Company’s issued and outstanding common stock. If the Company prepays the January 2019 Note I within 150 days of its issuance, the Company must pay the principal at a cash redemption premium of 115%, in addition to accrued interest; if such prepayment is made from the151st day to the 180th day after issuance, then such redemption premium is 120%, in addition to accrued interest. After the 180th day following the issuance of the January 2019 Note I, there shall be no further right of prepayment. In 2019, the Purchaser converted $61,955 and $1,852 of outstanding principal and accrued interest, respectively, into 256,262 shares of the Company’s common stock. During the three months ended March 31, 2020, the Purchaser converted $3,830 and $282 of outstanding principal and accrued interest, respectively, into 85,780 shares of the Company’s common stock. As of March 31, 2020, the January 2019 Note I was in default and had outstanding principal and accrued interest of $81,090 and $11,786, respectively.

On January 18, 2019, the Company entered into a securities purchase agreement (the “Tenth Securities Purchase Agreement”) with an institutional investor for the sale of a convertible note in the aggregate principal amount of $88,125 (the “January 2019 Note II”). The closing occurred on January 29, 2019, with the Company receiving net proceeds of $75,000, net of $7,500 OID and $5,625 of legal fees. The January 2019 Note II had an interest rate of 5% per annum and matures on January 18, 2020. During the first six months the January 2019 Note II is in effect, the purchaser may convert all or a portion of the outstanding principal of the January 2019 Note II into shares of the Company’s common stock at a fixed conversion price of $15.00 per share. Starting on the six-month anniversary, the conversion price shall be equal to 60% of the lowest trading price of the common stock during the 20 prior trading days (including the day upon which a notice of conversion is received). The purchaser may not convert the January 2019 Note II to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. If the Company prepays the January 2019 Note II within 150 days of its issuance, the Company must pay the principal at a cash redemption premium of 115%, in addition to accrued interest; if such prepayment is made from the151st day to the 180th day after issuance, then such redemption premium is 120%, in addition to accrued interest. After the 180th day following the issuance of the January 2019 Note II, there shall be no further right of prepayment. In 2019, the Purchasers converted $15,000 and $16 outstanding principal and accrued interest, respectively, into 3,708 shares of the Company’s common stock. As of March 31, 2020, the January 2019 Note II was in default and had outstanding principal and accrued interest of $73,125 and $13,727, respectively.

March 2019 Financing

On March 25, 2019, the Company entered into a securities purchase agreement (the “Eleventh Purchase Agreement”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Eleventh Purchase Agreement, the Company issued to the Eleventh Round Purchaser for an aggregate subscription amount of $50,000: (i) 10% Original Issue Discount and 5% Senior Convertible Notes in the aggregate principal amount of $55,556 (the “March 2019 Note”) and (ii) 5 year warrants (the “March 2019 Warrants”) to purchase an aggregate of 2,778 shares of the Company’s common stock at an exercise price of $30.00 per share (subject to adjustments under certain conditions as defined in the March 2019 Warrants). The Company received $50,000 in net proceeds from the sale, net of $5,556 OID. The March 2019 Note bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the March 2019 Note)), shall mature on November 25, 2019 and the principal and interest are convertible at any time at a conversion price equal to $15.00 per share (subject to adjustment as provided in the March 2019 Note); provided, however, that if an Event of Default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the March 2019 Note shall be convertible and the March 2019 Warrants shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the March 2019 Note to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The March 2019 Note may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the March 2019 Note and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the March 2019 Note and accrued and unpaid interest during month six following the original issue date. In order to prepay the March 2019 Note, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the March 2019 Note in whole or in part at the conversion price. As of March 31, 2020, the March 2019 Note was in default and had outstanding principal and accrued interest of $55,556 and $9,005, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The initial exercise price of the March 2019 Warrants was $30.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The March 2019 Warrants are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). Accordingly, pursuant to the default provisions, the March 2019 Warrants shall be convertible shall be exercisable at the Default Conversion Price as defined above. The total number of March 2019 Warrants was increased on a full ratchet basis from 2,778 warrants to 1,851,852, an aggregate increase of 1,849,074 warrants. As of March 31, 2020, there were 1,851,852 warrants outstanding under the March 2019 Warrants (see Note 8).

April 2019 Financings

On April 1, 2019, the Company entered into a securities purchase agreement (the “Twelfth Purchase Agreement”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Twelfth Purchase Agreement, the Company issued to the Twelfth Round Purchaser a Note (“April 2019 Note I”) for a principal amount of $27,778 with 10% OID and 5 year warrants (the “April 2019 Warrants I”) to purchase an aggregate of 1,389 shares of the Company’s common stock at an exercise price of $30.00 per share (subject to adjustments under certain conditions as defined in the April 2019 Warrants I). The Company received net proceeds of $25,000, net of $2,778 OID. The April 2019 Note I bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the April 2019 Note I)), shall mature on December 2, 2019 and the principal and interest are convertible at any time at a conversion price equal to $15.00 per share (subject to adjustment as provided in the April 2019 Note I); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the April 2019 Note I shall be convertible and the April 2019 Warrants I shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the April 2019 Note I to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The April 2019 Note I may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the April 2019 Note I and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the April 2019 Note I and accrued and unpaid interest during month six following the original issue date. In order to prepay the April 2019 Note I, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the April 2019 Note I in whole or in part at the conversion price. As of March 31, 2020, the April 2019 Note I was in default and had outstanding principal and accrued interest of $27,778 and $4,471, respectively.

The initial exercise price of the April 2019 Warrants I was $30.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The April 2019 Warrants I are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the April 2019 Warrants I shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of April 2019 Warrants I was increased on a full ratchet basis, during the year ended December 31, 2019, from 1,389 warrants to 925,926, an aggregate increase of 924,537 warrants. As of March 31, 2020, there were 925,926 warrants outstanding under the April 2019 Warrants I (see Note 8).

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

On April 29, 2019, the Company entered into a securities purchase agreement (the “Thirteenth Purchase Agreements”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Thirteenth Purchase Agreements, the Company issued to the Thirteenth Round Purchasers a note (the “April 2019 Notes II”) for an aggregate principal amount of $205,279 with 10% Original Issue Discount and five-year warrants (the “April 2019 Warrants II”) to purchase an aggregate of 10,264 shares of the Company’s common stock at an exercise price of $30.00 per share (subject to adjustments under certain conditions as defined in the April 2019 Warrants II). The Company received $185,450 in aggregate net proceeds from the sale, net of $19,829 OID. The April 2019 Notes II bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the April 2019 Notes II)), shall mature on December 29, 2019 and the principal and interest are convertible at any time at a conversion price equal to $15.00 per share (subject to adjustment as provided in the April 2019 Notes II); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the April 2019 Notes II shall be convertible and the April 2019 Warrants II shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the April 2019 Notes II to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The April 2019 Notes II may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the April 2019 Notes II and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the April 2019 Notes II and accrued and unpaid interest during month six following the original issue date. In order to prepay the April 2019 Notes II, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the April 2019 Notes II in whole or in part at the conversion price. As of March 31, 2020, the April 2019 Notes II were in default and had outstanding principal and accrued interest of $205,279 and $32,288, respectively.

The initial exercise price of the April 2019 Warrants II is $30.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The April 2019 Warrants II are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the April 2019 Warrants II shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of April 2019 Warrants II was increased on a full ratchet basis from 10,264 warrants to 6,842,593, an aggregate increase of 6,832,329 warrants. As of March 31, 2020, there were 6,842,593 warrants outstanding under the April 2019 Warrants II (see Note 8).

May 2019 Financing

On May 29, 2019, the Company entered into a securities purchase agreement (the “Fourteenth Purchase Agreement”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Fourteenth Purchase Agreement, the Company issued to the Fourteenth Round Purchasers a note (the “May 2019 Notes”) for an aggregate principal of $10,000 with 10% OID and five-year warrants (the “May 2019 Warrants”) to purchase an aggregate of 500 shares of the Company’s common stock at an exercise price of $30.00 per share (subject to adjustments under certain conditions as defined in the May 2019 Warrants). The Company received $9,000 in aggregate net proceeds from the sale, net of $1,000 OID. The May 2019 Notes bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the May 2019 Notes)), shall mature on January 29, 2020 and the principal and interest are convertible at any time at a conversion price equal to $15.00 per share (subject to adjustment as provided in the May 2019 Notes); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the May 2019 Notes shall be convertible and the May 2019 Warrants shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the May 2019 Notes to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The May 2019 Notes may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the May 2019 Notes and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the May 2019 Notes and accrued and unpaid interest during month six following the original issue date. In order to prepay the May 2019 Notes, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the May 2019 Notes in whole or in part at the conversion price. As of March 31, 2020, the May 2019 Notes were in default and had outstanding principal and accrued interest of $10,000 and $1,357, respectively.

The initial exercise price of the May 2019 Warrants is $30.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The May 2019 Warrants are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the May 2019 Warrants shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of May 2019 Warrants was increased on a full ratchet basis from 500 warrants to 333,333, an aggregate increase of 332,833 warrants. As of March 31, 2020, there were 333,333 warrants outstanding under the May 2019 Warrants (see Note 8).

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

June 2019 Financing

On June 3, 2019, the Company entered into a securities purchase agreement (the “Fifteenth Purchase Agreement”) for the sale of the Company’s convertible notes and warrants. Pursuant to the Fifteenth Purchase Agreement, the Company issued to the Fifteenth Round Purchasers a note (the “June 2019 Note I”) with an aggregate principal of $129,167 with 10% OID and five- year warrants (the “June 2019 Warrants I”) to purchase an aggregate of 6,458 shares of the Company’s common stock at an exercise price of $30.00 per share (subject to adjustments under certain conditions as defined in the June 2019 Warrants I). The Company received $116,250 in aggregate net proceeds from the sale, net of $12,917 OID. The June 2019 Note I bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the June 2019 Note I)), shall mature on February 3, 2020 and the principal and interest are convertible at any time at a conversion price equal to $15.00 per share (subject to adjustment as provided in the June 2019 Note I); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the June 2019 Note I shall be convertible and the June 2019 Warrants I shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the June 2019 Note I to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The June 2019 Note I may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance and accrued and unpaid interest during month six following the original issue date. In order to prepay the June 2019 Note I, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the June 2019 Note I in whole or in part at the conversion price. As of March 31, 2020, the June 2019 Note I was in default and had outstanding principal and accrued interest of $129,167 and $17,397, respectively.

The initial exercise price of the June 2019 Warrants I is $30.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The June 2019 Warrants I are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the June 2019 Warrants I shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of June 2019 Warrants I was increased on a full ratchet basis from 6,458 warrants to 4,305,556, an aggregate increase of 4,299,098 warrants. As of March 31, 2020, there were 4,305,556 warrants outstanding under the June 2019 Warrants I (see Note 8).

On June 26, 2019, the Company entered into a securities purchase agreement (the “Sixteenth Purchase Agreement”) for the sale of the Company’s convertible note and warrants. Pursuant to the Sixteenth Purchase Agreement, the Company issued to the Sixteenth Round Purchaser a note (the “June 2019 Note II”) with a principal amount of $55,556 with 10% OID and five- year warrants (the “June 2019 Warrants II”) to purchase an aggregate of 5,556 shares of the Company’s common stock at an exercise price of $15.00 per share (subject to adjustments under certain conditions as defined in the June 2019 Warrants II). The Company received $50,000 in aggregate net proceeds from the sale, net of $5,556 original issue discount. The June 2019 Note II bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the June 2019 Note II)), shall mature on February 26, 2020 and the principal and interest are convertible at any time at a conversion price equal to $7.50 per share (subject to adjustment as provided in the June 2019 Note II); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the June 2019 Note II shall be convertible and the June 2019 Warrants II shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the June 2019 Note II to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The June 2019 Note II may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the June 2019 Note I and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the June 2019 Note II and accrued and unpaid interest during month six following the original issue date. In order to prepay the June 2019 Note II, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the June 2019 Note II in whole or in part at the conversion price. As of March 31, 2020, the June 2019 Note II was in default and had outstanding principal and accrued interest of $55,556 and $7,308, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The initial exercise price of the June 2019 Warrants II is $15.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The June 2019 Warrants II are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the June 2019 Warrants II shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of June 2019 Warrants II was increased on a full ratchet basis from 5,556 warrants to 1,851,852, an aggregate increase of 1,846,296 warrants. As of March 31, 2020, there were 1,851,852 warrants outstanding under the June 2019 Warrants II (see Note 8).

July 2019 Financing

On July 2, 2019, the Company closed a securities purchase agreement (the “Seventeenth Purchase Agreement”), dated June 26, 2019, for the sale of the Company’s convertible notes and warrants. Pursuant to the Seventeenth Purchase Agreement, the Company issued to the Seventeenth Round Purchaser a note (the “July 2019 Note I”) for a principal amount of $55,556 with 10% OID and five- year warrants (the “July 2019 Warrants I”) to purchase an aggregate of 5,556 shares of the Company’s common stock at an exercise price of $15.00 per share (subject to adjustments under certain conditions as defined in the July 2019 Warrants I). The Company received $50,000 in aggregate net proceeds from the sale, net of $5,556 original issue discount. The July 2019 Note I bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the July 2019 Note I)), shall mature on February 26, 2020 and the principal and interest are convertible at any time at a conversion price equal to $7.50 per share (subject to adjustment as provided in the July 2019 Note I); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the July 2019 Note I shall be convertible and the July 2019 Warrants I shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the July 2019 Note I to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The July 2019 Note I may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the July 2019 Note I and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the July 2019 Note I and accrued and unpaid interest during month six following the original issue date. In order to prepay the July 2019 Note I, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the July 2019 Note I in whole or in part at the conversion price. As of March 31, 2020, the July 2019 Note I was in default and had outstanding principal and accrued interest of $55,556 and $7,262, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The initial exercise price of the July 2019 Warrants I is $15.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The July 2019 Warrants I are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the July 2019 Warrants I shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of July 2019 Warrants I was increased on a full ratchet basis from 5,556 warrants to 1,851,852, an aggregate increase of 1,846,296 warrants. As of March 31, 2020, there were 1,851,852 warrants outstanding under the July 2019 Warrants I (see Note 8).

On July 8, 2019, the Company closed a securities purchase agreement (the “Eighteenth Purchase Agreement”), dated June 26, 2019, for the sale of the Company’s convertible notes and warrants. Pursuant to the Eighteenth Purchase Agreement, the Company issued to the Eighteenth Round Purchaser a note (the “July 2019 Note II”) for principal amount of $55,556 with 10% OID and five-year warrants (the “July 2019 Warrants II”) to purchase an aggregate of 5,556 shares of the Company’s common stock at an exercise price of $15.00 per share (subject to adjustments under certain conditions as defined in the July 2019 Warrants II). The Company received $50,000 in aggregate net proceeds from the sale, net of $5,556 original issue discount. The July 2019 Note II bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the July 2019 Note II)), shall mature on February 26, 2020 and the principal and interest are convertible at any time at a conversion price equal to $7.50 per share (subject to adjustment as provided in the July 2019 Note II); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the July 2019 Note II shall be convertible and the July 2019 Warrants II shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the July 2019 Note II to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The July 2019 Note II may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the July 2019 Note I and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the July 2019 Note II and accrued and unpaid interest during month six following the original issue date. In order to prepay the July 2019 Note II, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the July 2019 Note II in whole or in part at the conversion price. As of March 31, 2020, the July 2019 Note II was in default and had outstanding principal and accrued interest of $55,556 and $7,216, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The initial exercise price of the July 2019 Warrants II is $15.00 per share, subject to adjustment as described below and are exercisable for five years after the issuance date. The July 2019 Warrants II are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the July 2019 Warrants II shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of July 2019 Warrants II was increased on a full ratchet basis from 5,556 warrants to 1,851,852, an aggregate increase of 1,846,296 warrants. As of March 31, 2020, there were 1,851,852 warrants outstanding under the July 2019 Warrants II (see Note 8).

August 2019 Financing

On August 19, 2019, the Company closed a securities purchase agreement (the “Nineteenth Purchase Agreement”), dated July 30, 2019, for the sale of the Company’s convertible notes and warrants. Pursuant to the Nineteenth Purchase Agreement, the Company issued to the Nineteenth Round Purchaser a note (the “August 2019 Note I”) for principal amount of $27,778 with 10% OID and five-year warrants (the “August 2019 Warrants I”) to purchase an aggregate of 2,778 shares of the Company’s common stock at an exercise price of $15.00 per share (subject to adjustments under certain conditions as defined in the August 2019 Warrants I). The Company received $25,000 in aggregate net proceeds from the sale, net of $2,778 original issue discount. The August 2019 Note I bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the August 2019 Note I)), shall mature on March 30, 2020 and the principal and interest are convertible at any time at a conversion price equal to $7.50 per share (subject to adjustment as provided in the August 2019 Note I); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the August 2019 Note I shall be convertible and the August 2019 Warrants I shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the August 2019 Note I to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The August 2019 Note I may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the August 2019 Note I and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the August 2019 Note I and accrued and unpaid interest during month six following the original issue date. In order to prepay the August 2019 Note I, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the August 2019 Note I in whole or in part at the conversion price. As of March 31, 2020, the August 2019 Note I was in default and had outstanding principal and accrued interest of $27,778 and $2,667, respectively.

The initial exercise price of the August 2019 Warrants I was $15.00 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The August 2019 Warrants I are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the August 2019 Warrants I shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants. The total number of August 2019 Warrants I was increased on a full ratchet basis from 2,778 warrants to 925,926, an aggregate increase of 923,148 warrants. As of March 31, 2020, there were 925,926 warrants outstanding under the August 2019 Warrants I (see Note 8).

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

On August 28, 2019, the Company entered into a securities purchase agreement (the “Twentieth Securities Purchase Agreement”) with an institutional investor for the sale of a convertible note in the aggregate principal amount of $29,700 (the “August 2019 Notes II”). The Company received net proceeds of $25,000, net of OID and legal fees of $4,700. The August 2019 Note II has an interest rate of 5% per annum and matures on August 27, 2020. During the first six months the August 2019 Note II may be converted, all or a portion, of the outstanding principal into shares of the Company’s common stock at a fixed conversion price of $7.50 per share. Starting on the six-month anniversary, the conversion price shall be equal to 60% of the lowest closing bid price of the common stock during the 20 prior trading days (including the day upon which a notice of conversion is received). The August 2019 Note II may not be converted to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates to exceed more than 9.9% of the Company’s issued and outstanding common stock. The August 2019 Note II can be prepaid during the first 180 days for a redemption price equal to 140% of the sum of the outstanding principal and accrued interest and shall forfeit the right of prepayment after the 180th day following the issuance date. As of March 31, 2020, the August 2019 Note II was in default (under provision Section 7(a)(i) of the note) and had outstanding principal and accrued interest of $29,700 and $3,708, respectively.

September 2019 Financing

On September 27, 2019, the Company closed a securities purchase agreement dated September 25, 2019 (the “Twenty-first Purchase Agreement”), for the sale of the Company’s convertible notes and warrants. Pursuant to the Twenty-first Purchase Agreement, the Company issued to the Twenty-first Round Purchaser a note (the “September 2019 Note”) for principal amount of $166,667 with 10% OID and five-year warrants (the “September 2019 Warrants”) to purchase an aggregate of 16,667 shares of the Company’s common stock at an exercise price of $15.00 per share (subject to adjustments under certain conditions as defined in the September 2019 Warrants). The Company received $150,000 in net proceeds, net of $16,667 OID. The September 2019 Note bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the September 2019 Note)), shall mature on May 27, 2020 and the principal and interest are convertible at any time at a conversion price equal to $7.50 per share (subject to adjustment as provided in the September 2019 Note); provided, however, that if an Event of Default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the September 2019 Note shall be convertible and the September 2019 Warrants shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the September 2019 Note to the extent that such conversion would result in beneficial ownership by the purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The September 2019 Note may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance and accrued and unpaid interest during month six following the original issue date. The Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the September 2019 Note in whole or in part at the conversion price. As of March 31, 2020, the September 2019 Note was in default (under provision Section 7(a)(i) of the note) and had outstanding principal and accrued interest of $166,667 and $15,041, respectively.

The initial exercise price of the September 2019 Warrants is $15.00 per share, subject to adjustment as described below, and is exercisable for five years after the issuance date. The September 2019 Warrants is exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the Warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants. In an Event of Default, pursuant to the default provision, the September 2019 Warrants shall be exercisable at the Default Conversion Price as defined above. The total number of September 2019 Warrants was increased on a full ratchet basis from 16,667 warrants to 5,555,667, an aggregate increase of 5,539,000 warrants. As of March 31, 2020, there were 5,555,667 warrants outstanding under the September 2019 Warrants (see Note 8).

November 2019 Financing

On November 15, 2019, the Company entered into a securities purchase agreement (the “Twenty-second Purchase Agreement”) for the sale of the Company’s convertible note and warrants. Pursuant to the Twenty-second Purchase Agreement, the Company issued to the Twenty-second Round Purchaser a note (the “November 2019 Note I”) with a principal amount of $55,500 with 10% OID and five- year warrants (the “November 2019 Warrants I”) to purchase an aggregate of 277,500 shares of the Company’s common stock at an exercise price of $0.20 per share (subject to adjustments under certain conditions as defined in the November 2019 Warrants I). The Company received $50,000 in aggregate net proceeds from the sale, net of $5,500 original issue discount. The November 2019 Note I bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the November 2019 Note I)), shall mature on August 30, 2020 and the principal and interest are convertible at any time at a conversion price equal to $0.20 per share (subject to adjustment as provided in the November 2019 Note I); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the November 2019 Note I shall be convertible and the November 2019 Warrants I shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the November 2019 Note I to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The November 2019 Note I may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the November 2019 Note I and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the November 2019 Note I and accrued and unpaid interest during month six following the original issue date. In order to prepay the November 2019 Note I, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the November 2019 Note I in whole or in part at the conversion price. As of March 31, 2020, the November 2019 Note I was in default (under provision Section 7(a)(i) of the note) and had outstanding principal and accrued interest of $55,500 and $3,750, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The initial exercise price of the November 2019 Warrants I is $0.20 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The November 2019 Warrants I are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the November 2019 Warrants I shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of November 2019 Warrants I was increased on a full ratchet basis from 277,500 warrants to 1,233,333, an aggregate increase of 955,833 warrants. As of March 31, 2020, there were 1,233,333 warrants outstanding under the November 2019 Warrants I (see Note 8).

On November 15, 2019, the Company entered into a securities purchase agreement (the “Twenty-third Purchase Agreement”) for the sale of the Company’s convertible note and warrants. Pursuant to the Twenty- third Purchase Agreement, the Company issued to the Twenty- third Round Purchaser a note (the “November 2019 Note II”) with a principal amount of $55,500 with 10% OID and five- year warrants (the “November 2019 Warrants II”) to purchase an aggregate of 277,500 shares of the Company’s common stock at an exercise price of $0.20 per share (subject to adjustments under certain conditions as defined in the November 2019 Warrants II). The Company received $50,000 in aggregate net proceeds from the sale, net of $5,500 original issue discount. The November 2019 Note II bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the November 2019 Note II)), shall mature on August 30, 2020 and the principal and interest are convertible at any time at a conversion price equal to $0.20 per share (subject to adjustment as provided in the November 2019 Note II); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the November 2019 Note II shall be convertible and the November 2019 Warrants II shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the November 2019 Note II to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The November 2019 Note II may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the November 2019 Note II and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the November 2019 Note II and accrued and unpaid interest during month six following the original issue date. In order to prepay the November 2019 Note II, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the November 2019 Note II in whole or in part at the conversion price. As of March 31, 2020, the November 2019 Note II was in default (under provision Section 7(a)(i) of the note) and had outstanding principal and accrued interest of $55,500 and $3,750, respectively.

The initial exercise price of the November 2019 Warrants II is $0.20 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The November 2019 Warrants I are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the November 2019 Warrants II shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of November 2019 Warrants II was increased on a full ratchet basis from 275,000 warrants to 1,222,222, an aggregate increase of 947,222 warrants. As of March 31, 2020, there were 1,222,222 warrants outstanding under the November 2019 Warrants II (see Note 8).

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

December 2019 Financing

On December 23, 2019, the Company entered into a securities purchase agreement (the “Twenty-fourth Purchase Agreement”) for the sale of the Company’s convertible note and warrants. Pursuant to the Twenty- fourth Purchase Agreement, the Company issued to the Twenty- fourth Round Purchaser a note (the “December 2019 Note I”) with a principal amount of $55,500 with 10% OID and five- year warrants (the “December 2019 Warrants I”) to purchase an aggregate of 277,500 shares of the Company’s common stock at an exercise price of $0.20 per share (subject to adjustments under certain conditions as defined in the December 2019 Warrants I). The Company received $50,000 in aggregate net proceeds from the sale, net of $5,500 original issue discount. The December 2019 Note I bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the December 2019 Note I)), shall mature on September 30, 2020 and the principal and interest are convertible at any time at a conversion price equal to $0.20 per share (subject to adjustment as provided in the December 2019 Note I); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the December 2019 Note I shall be convertible and the December 2019 Warrants I shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the December 2019 Note I to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The December 2019 Note I may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the December 2019 Note I and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the December 2019 Note I and accrued and unpaid interest during month six following the original issue date. In order to prepay the December 2019 Note I, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the December 2019 Note I in whole or in part at the conversion price. As of March 31, 2020, the December 2019 Note I was in default (under provision Section 7(a)(i) of the note) and had outstanding principal and accrued interest of $55,500 and $2,710, respectively.

The initial exercise price of the December 2019 Warrants I is $0.20 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The December 2019 Warrants I are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the December 2019 Warrants I shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of December 2019 Warrants I was increased on a full ratchet basis from 277,500 warrants to 1,233,333, an aggregate increase of 955,833 warrants. As of March 31, 2020, there were 1,233,333 warrants outstanding under the December 2019 Warrants I (see Note 8).

On December 23, 2019, the Company entered into a securities purchase agreement (the “Twenty-fifth Purchase Agreement”) for the sale of the Company’s convertible note and warrants. Pursuant to the Twenty- fifth Purchase Agreement, the Company issued to the Twenty- fifth Round Purchaser a note (the “December 2019 Note II”) with a principal amount of $55,500 with 10% OID and five- year warrants (the “December 2019 Warrants II”) to purchase an aggregate of 277,500 shares of the Company’s common stock at an exercise price of $0.20 per share (subject to adjustments under certain conditions as defined in the December 2019 Warrants II). The Company received $50,000 in aggregate net proceeds from the sale, net of $5,500 original issue discount. The December 2019 Note II bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the December 2019 Note II)), shall mature on September 30, 2020 and the principal and interest are convertible at any time at a conversion price equal to $0.20 per share (subject to adjustment as provided in the December 2019 Note II); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the December 2019 Note II shall be convertible and the December 2019 Warrants II shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the December 2019 Note II to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The December 2019 Note II may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the December 2019 Note II and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the December 2019 Note II and accrued and unpaid interest during month six following the original issue date. In order to prepay the December 2019 Note II, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the December 2019 Note II in whole or in part at the conversion price. As of March 31, 2020, the December 2019 Note II was in default (under provision Section 7(a)(i) of the note) and had outstanding principal and accrued interest of $55,500 and $2,710, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The initial exercise price of the December 2019 Warrants II is $0.20 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The December 2019 Warrants I are exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the December 2019 Warrants II shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of December 2019 Warrants II was increased on a full ratchet basis from 277,500 warrants to 1,233,333, an aggregate increase of 955,833 warrants. As of March 31, 2020, there were 1,233,333 warrants outstanding under the December 2019 Warrants II (see Note 8).

January 2020 Financing

On January 27, 2020, the Company entered into a securities purchase agreement (the “Twenty-sixth Purchase Agreement”) for the sale of the Company’s convertible note and warrants. Pursuant to the Twenty- sixth Purchase Agreement, the Company issued to the Twenty- sixth Round Purchaser a note (the “January 2020 Note I”) with a principal amount of $55,000 with 10% OID and five-year warrants (the “January 2020 Warrants I”) to purchase an aggregate of 275,000 shares of the Company’s common stock at an exercise price of $0.20 per share (subject to adjustments under certain conditions as defined in the January 2020 Warrants I). The Company received $50,000 in aggregate net proceeds from the sale, net of $5,000 original issue discount. The January 2020 Note I bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the January 2020 Note I)), shall mature on October 30, 2020 and the principal and interest are convertible at any time at a conversion price equal to $0.20 per share (subject to adjustment as provided in the January 2020 Note I); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the January 2020 Note I shall be convertible and the January 2020 Warrants I shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the January 2020 Note I to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The January 2020 Note I may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the January 2020 Note I and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the January 2020 Note I and accrued and unpaid interest during month six following the original issue date. In order to prepay the January 2020 Note I, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the January 2020 Note I in whole or in part at the conversion price. As of March 31, 2020, the January 2020 Note I was in default (under provision Section 7(a)(i) of the note) and had outstanding principal and accrued interest of $55,500 and $1,752, respectively.

The initial exercise price of the January 2020 Warrants I is $0.20 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The January 2020 Warrants I is exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the January 2020 Warrants I shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of January 2020 Warrants I was increased on a full ratchet basis from 275,000 warrants to 1,222,222, an aggregate increase of 947,222 warrants. As of March 31, 2020, there were 1,222,222 warrants outstanding under the January 2020 Warrants I (see Note 8).

On January 29, 2020, the Company entered into a securities purchase agreement (the “Twenty-seventh Purchase Agreement”) for the sale of the Company’s convertible note and warrants. Pursuant to the Twenty-seventh Purchase Agreement, the Company issued to the Twenty- seventh Round Purchaser a note (the “January 2020 Note II”) with a principal amount of $55,000 with 10% OID and five-year warrants (the “January 2020 Warrants II”) to purchase an aggregate of 277,500 shares of the Company’s common stock at an exercise price of $0.20 per share (subject to adjustments under certain conditions as defined in the January 2020 Warrants II). The Company received $50,000 in aggregate net proceeds from the sale, net of $5,000 original issue discount. The January 2020 Note II bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the January 2020 Note II)), shall mature on October 30, 2020 and the principal and interest are convertible at any time at a conversion price equal to $0.20 per share (subject to adjustment as provided in the January 2020 Note II); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the January 2020 Note II shall be convertible and the January 2020 Warrants II shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the January 2020 Note II to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The January 2020 Note II may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the January 2020 Note II and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the January 2020 Note II and accrued and unpaid interest during month six following the original issue date. In order to prepay the January 2020 Note II, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the January 2020 Note II in whole or in part at the conversion price. As of March 31, 2020, the January 2020 Note II was in default (under provision Section 7(a)(i) of the note) and had outstanding principal and accrued interest of $55,500 and $1,697, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The initial exercise price of the January 2020 Warrants II is $0.20 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The January 2020 Warrants II is exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the Warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the January 2020 Warrants II shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of January 2020 Warrants II was increased on a full ratchet basis from 277,500 warrants to 1,233,333, an aggregate increase of 955,833 warrants. As of March 31, 2020, there were 1,233,333 warrants outstanding under the January 2020 Warrants II (see Note 8).

March 2020 Financing

On March 18, 2020, the Company entered into a securities purchase agreement (the “Twenty-Eight Purchase Agreement”) for the sale of the Company’s convertible note and warrants. Pursuant to the Twenty- Eight Purchase Agreement, the Company issued to the Twenty-Eight Round Purchaser a note (the “March 2020 Note I”) with a principal amount of $41,667 with 10% OID and five-year warrants (the “March 2020 Warrants I”) to purchase an aggregate of 208,333 shares of the Company’s common stock at an exercise price of $0.20 per share (subject to adjustments under certain conditions as defined in the March 2020 Warrants I). The Company received $37,500 in aggregate net proceeds from the sale, net of $4,167 original issue discount. The March 2020 Note I bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the March 2020 Note I)), shall mature on November 18, 2020 and the principal and interest are convertible at any time at a conversion price equal to $0.20 per share (subject to adjustment as provided in the March 2020 Note I); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the March 2020 Note I shall be convertible and the March 2020 Warrants I shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the March 2020 Note I to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The March 2020 Note I may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the March 2020 Note I and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the March 2020 Note I and accrued and unpaid interest during month six following the original issue date. In order to prepay the March 2020 Note I, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the March 2020 Note I in whole or in part at the conversion price. As of March 31, 2020, the March 2020 Note I was in default (under provision Section 7(a)(i) of the note) and had outstanding principal and accrued interest of $41,667 and $267, respectively.

The initial exercise price of the March 2020 Warrants I is $0.20 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The March 2020 Warrants I is exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the Warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the March 2020 Warrants I shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of March 2020 Warrants I was increased on a full ratchet basis from 208,333 warrants to 925,924, an aggregate increase of 717,591 warrants. As of March 31, 2020, there were 925,9254 warrants outstanding under the March 2020 Warrants I (see Note 8).

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

On March 18, 2020, the Company entered into a securities purchase agreement (the “Twenty-Ninth Purchase Agreement”) for the sale of the Company’s convertible note and warrants. Pursuant to the Twenty- Ninth Purchase Agreement, the Company issued to the Twenty-Ninth Round Purchaser a note (the “March 2020 Note II”) with a principal amount of $41,667 with 10% OID and five-year warrants (the “March 2020 Warrants II”) to purchase an aggregate of 208,333 shares of the Company’s common stock at an exercise price of $0.20 per share (subject to adjustments under certain conditions as defined in the March 2020 Warrants II). The Company received $37,500 in aggregate net proceeds from the sale, net of $4,167 original issue discount. The March 2020 Note II bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the March 2020 Note II)), shall mature on November 18, 2020 and the principal and interest are convertible at any time at a conversion price equal to $0.20 per share (subject to adjustment as provided in the March 2020 Note II); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the March 2020 Note II shall be convertible and the March 2020 Warrants II shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the March 2020 Note II to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The March 2020 Note II may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the March 2020 Note II and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the March 2020 Note II and accrued and unpaid interest during month six following the original issue date. In order to prepay the March 2020 Note II, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the March 2020 Note II in whole or in part at the conversion price. As of March 31, 2020, the March 2020 Note II was in default (under provision Section 7(a)(i) of the note) and had outstanding principal and accrued interest of $41,667 and $267, respectively.

The initial exercise price of the March 2020 Warrants II is $0.20 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The March 2020 Warrants II is exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the Warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the March 2020 Warrants II shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”). The total number of March 2020 Warrants II was increased on a full ratchet basis from 208,333 warrants to 925,924, an aggregate increase of 717,591 warrants. As of March 31, 2020, there were 925,9254 warrants outstanding under the March 2020 Warrants II (see Note 8).

The June 2017, July 2017, January 2018, March 2018, July 2018, September 2018, November 2018, January 2019, March 2019, April 2019, May 2019, June 2019, July 2019, August 2019, September 2019 Notes, November 2019 Notes, December 2019 Notes, January 2020 Notes and March 2020 Notes (collectively, the “Notes”) contain certain covenants such as default provisions, restrictions on the incurrence of indebtedness, creation of liens, payment of restricted payments, redemptions, payment of cash dividends and the transfer of assets. The Notes also contains certain adjustment provisions that apply in connection with any stock split, stock dividend, stock combination, recapitalization or similar transactions. The conversion price is also subject to adjustment if the Company issues or sells shares of its common stock for a consideration per share less than the conversion price then in effect, or issue options, warrants or other securities convertible or exchange for shares of its common stock at a conversion or exercise price less than the conversion price of these Notes then in effect. If either of these events should occur, the conversion price is reduced to the lowest price at which these securities were issued or are exercisable. The Company granted the Note Purchasers certain rights of first refusal on future offerings by the Company for as long as the Note Purchasers hold the Notes. In addition, subject to limited exceptions, the Note Purchasers will not have the right to convert any portion of the Notes if the Note Purchaser, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to its conversion. The Note Purchaser may increase or decrease this ownership limitation to any percentage not exceeding 9.99% upon 61 days prior written notice to the Company.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The November 2016, June 2017, July 2017, January 2018, March 2018, September 2018, November 2018 and March 2019, April 2019, May 2019, June 2019, July 2019, August 2019, September 2019, November 2019, December 2019 Warrants, January 2020 Warrants and March 2020 Warrants (collectively, the “Warrants”) are exercisable for shares of the Company’s common stock upon the payment in cash of the exercise price and they are also exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the Warrants. The exercise price of the Warrants are subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. The exercise price of the Warrants are also subject to full ratchet price adjustment if the Company sells or grants any option to purchase, sells or re-prices any common stock or common stock equivalents, as defined, at an exercise price lower than the then-current exercise price of the Warrants with the exception for certain exempted issuances and subject to certain limitations on the reduction of the exercise price as provided in the Warrants in the two years after the issue date of the Warrants. In the event of a fundamental transaction, as described in these warrants and generally including any reorganization, recapitalization or reclassification of the common stock, the sale, transfer or other disposition of all or substantially all of the Company’s properties or assets, the Company’s consolidation or merger with or into another person, the acquisition of more than 50% of the outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the outstanding common stock, the holders of the Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Warrants immediately prior to such fundamental transaction; provided that upon the occurrence of certain fundamental transactions, the holder can require the Company to purchase the Warrants for cash at a price equal to the higher of the Black Scholes Value of the unexercised portion of the Warrants or difference between the cash per share paid in the fundamental transaction and the exercise price per share. The holders of the Warrants will not have the right to exercise any portion of the Warrants if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants.

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

During the three months ended March 31, 2020, the Company issued an aggregate of 85,780 shares of its common stock upon the conversion of principal note balance of $3,830 and accrued interest of $282. These shares of common stock had an aggregate fair value $12,350 and the difference between the aggregate fair value and the aggregate converted amount of $4,112 resulted in a loss on debt extinguishment of $8,238.

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

In connection with the issuance of the January 2020 and March 2020 Notes and related Warrants, during three months ended March 31, 2020, on the initial measurement date, the fair values of the embedded conversion option derivative and warrants derivative of $182,931 was recorded as derivative liabilities and was allocated as a debt discount up to the net proceeds of the January 2020 and March 2020 Notes (see Note 2).

At the end of the period, the Company revalued the embedded conversion option and warrants derivative liabilities. In connection with these revaluations and the initial derivative expense, the Company recorded derivative expense of $4,373,169 and $3,077,306 for the three months ended March 31, 2020 and 2019, respectively.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

During the three months ended March 31, 2020, the fair value of the derivative liabilities was estimated using the Binomial valuation model with the following assumptions:

Dividend rate	—%
Term (in years)	0.01 to 5.00 years
Volatility	235 % to 259%
Risk-free interest rate	0.17 % to 1.53%

At March 31, 2020 and December 31, 2019, the convertible debt consisted of the following:

	March 31, 2020	December 31, 2019
Principal amount	$3,366,161	$3,175,655
Less: unamortized debt discount	(256,126)	(260,358)
Convertible note payable, net	$3,110,035	$2,915,297

For the three months ended March 31, 2020 and 2019, amortization of debt discounts related to the Notes amounted to $179,108 and $615,806, respectively, which has been included in interest expense on the accompanying condensed consolidated statements of operations.

NOTE 5 – LOANS PAYABLE

From June 2017 to September 2017, the Company entered into loan agreements with several third parties (the “Loans”). Pursuant to the loan agreements, the Company borrowed an aggregate principal amount of $538,875. The Loans bear interest at an annual rate of 33.3%, are unsecured and are in default. As of March 31,2020, and December 31, 2019, loan principal due to these third parties amounted to $538,875 for both periods. At March 31,2020, and December 31, 2019, accrued interest payable related to these Loans amounted to $474,961 and $430,223, respectively.

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

For the three months ended March 31, 2020, lease costs amounted to $12,284 which included base lease costs of $9,600 and common area and other expenses of $2,684, all of which were expensed during the period and included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

On March 23, 2020, the Company and the lessor (collectively as “Parties”) entered into a Settlement Agreement and Mutual Release (“Settlement Agreement”) whereby the Parties have agreed to terminate the lease and settle all claims and to extinguish all rights and claims arising out of the lease agreement entered into in September 2015. Pursuant to the Settlement Agreement, the Parties have agreed to settle all claims for a $16,000 cash payment and the retention by the lessor of the $6,400 deposit. During the three months ended March 31, 2020, the Company recognized $7,884 gain related to the Settlement Agreement and was recorded as a gain on debt extinguishment. As of March 31, 2020, the Company had no remaining lease payments towards the lease.

The significant assumption used to determine the present value of the lease liability was a discount rate of 10% which was based on the Company’s estimated incremental borrowing rate.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Right-of-use asset (“ROU”) is summarized below:

March 31, 2020
Operating office lease	$59,216
Less accumulated reduction	(44,412)
Adjustment in connection with the termination of lease	(14,804)
Balance of ROU asset as of March 31, 2020	$—

Operating lease liability related to the ROU asset is summarized below:

March 31, 2020
Operating office lease	$59,216
Total lease liabilities	59,216
Reduction of lease liability	(44,412)
Adjustment in connection with the termination of lease	(14,804)
Total as of March 31, 2020	—

NOTE 7 – RELATED-PARTY TRANSACTIONS

Due to related parties

From time to time, the Company receives advances from and repays such advances to the Company’s former chief executive officer for working capital purposes and to repay indebtedness.

For the three months ended March 31, 2020, due to related party activity consisted of the following:

Total
Balance due to related parties at December 31, 2018	$(372,685)
Working capital advances received	(3,265)
Repayments made	—
Balance due to related parties at March 31, 2020	$(375,950)

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

The holders of Series A Preferred Stock shall have no special voting rights and their consent is not required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for the taking of any corporate action. As of March 31, 2020, and December 31, 2019, there were 1,333 shares of the Company’s Series A Preferred Stock issued and outstanding. Of these shares, 667 are held by a former Chief Executive Officer and a current member of our Board of Directors and 666 shares are held by a former member of our Board of Directors.

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

On February 20, 2019, pursuant to the Certificate of Designation, the Company exercised its right to redeem 6,667 shares of the Series B Preferred outstanding held by to Banco Actinver, S.A., in its capacity as Trustee of the Trust Agreement for the benefit of Mr. Cosme and Mr. Alaman equal to the stated value. The total redemption price equaled $500 or $0.075 per share of Series B Preferred. As of March 31, 2020, and December 31, 2019, there were 3,856 shares of Series B Preferred issued and outstanding for both periods.

Common Stock

Common stock issued for debt conversion

●	During the three months ended March 31, 2019, the Company issued an aggregate of 57,242 shares its common stock upon conversion of debt of $177,766 and accrued interest and penalties of $49,932. These shares of common stock had an aggregate fair value of $439,358 and the Company recorded $211,661 of loss on debt extinguishment related to the note conversions.

●	During the three months ended March 31, 2020, the Company issued an aggregate of 85,780 shares of its common stock upon the conversion of principal note balance of $3,830 and accrued interest of $282. These shares of common stock had an aggregate fair value $12,350 and the difference between the aggregate fair value and the aggregate converted amount of $4,112 resulted in a loss on debt extinguishment of $8,238.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Warrants

Warrants issued pursuant to equity subscription agreements

In 2016, in connection with the sale of common stock, the Company granted an aggregate of 1,292 five-year warrants to purchase common shares for an exercise price of $225 per common share to investors pursuant to unit subscription agreements. As of March 31, 2020, these warrants have not yet been issued.

In 2017, in connection with the sale of common stock, the Company granted an aggregate of 6,169 five-year warrants to purchase common shares for an exercise price of $225 per common share to investors pursuant to unit subscription agreements. As of March 31, 2020, these warrants have not yet been issued.

Warrants issued pursuant to Securities Purchase Agreements

The warrants detailed below, issued pursuant to the Securities Purchase Agreements (see Note 4), have initial exercise price between $0.20 and $131 (subject to adjustments under certain conditions as defined in the agreements) and includes a down-round provision under which the exercise price could be affected by future equity offerings undertaken by the Company or contain terms that are not fixed monetary amounts at inception. It also includes a default provision pursuant to which, these Warrants shall be exercisable at the Default Conversion Price as defined in the related Notes (see Note 4).

As of March 31, 2020, there were not enough authorized shares to allow the issuance of common stock if all the warrants need to be exercised.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

Outstanding warrants as of March 31, 2020, all of which have been accounted for as derivative liabilities, are summarized as follows:

	Original warrants issued	Cumulative Anti-dilution adjustment	Expired, Cancelled or Forfeited	Warrants purchased back - Puritan Settlement Agreement (post anti- dilution)	Total warrants exercised (Cashless exercise)	Outstanding warrants as of March 31, 2020	Exercise price at March 31, 2020
Warrants related to the 2016 subscription agreements*	1,295	—	(3)	—	—	1,292	$225.00
Warrants related to the 2017 subscription agreements*	6,169	—	—	—	—	6,169	$225.00
November 2016 Warrants	3,111	39,235	—	—	(12,099)	30,247	$4.50
June 2017 Warrants	2,074	58,423	—	(8,067)	(12,099)	40,331	$4.50
July 2017 Warrants	6,359	99,635	—	—	(35,332)	70,662	$4.50
January 2018 Warrants	11,111	4,937,239	—	(10,078)	—	4,938,272	$0.05
March 2018 Warrants	16,667	7,405,859	—	(15,117)	—	7,407,409	$0.05
September 2018 Warrants	68,056	45,302,315	—	—	—	45,370,371	$0.05
November 2018 Warrants	6,389	4,252,871	—	—	—	4,259,260	$0.05
March 2019 Warrants	2,778	1,849,074	—	—	—	1,851,852	$0.05
April 2019 Warrants I	1,389	924,537	—	—	—	925,926	$0.05
April 2019 Warrants II	10,264	6,832,329	—	—	—	6,842,593	$0.05
May 2019 Warrants	500	332,833	—	—	—	333,333	$0.05
June 2019 Warrants I	6,458	4,299,098	—	—	—	4,305,556	$0.05
June 2019 Warrants II	5,556	1,846,296	—	—	—	1,851,852	$0.05
July 2019 Warrants I	5,556	1,846,296	—	—	—	1,851,852	$0.05
July 2019 Warrants II	5,556	1,846,296	—	—	—	1,851,852	$0.05
August 2019 Warrants	2,778	923,148	—	—	—	925,926	$0.05
September 2019 Warrants	16,667	5,539,000	—	—	—	5,555,667	$0.05
November 2019 Warrants I	277,500	955,833	—	—	—	1,233,333	$0.05
November 2019 Warrants II	275,000	947,222	—	—	—	1,222,222	$0.05
December 2019 Warrants I	277,500	955,833	—	—	—	1,233,333	$0.05
December 2019 Warrants II	277,500	955,833	—	—	—	1,233,333	$0.05
January 2020 Warrant I	275,000	947,222	—	—	—	1,222,222	$0.05
January 2020 Warrant II	277,500	955,833	—	—	—	1,233,333	$0.05
March 2020 Warrant I	208,333	717,591	—	—	—	925,924	$0.05
March 2020 Warrant II	208,333	717,591	—	—	—	925,924	$0.05
	2,255,399	95,487,442	(3)	(33,262)	(59,530)	97,650,046

* As of March 31, 2020, these warrants, for which the Company has an obligation to issue, have not yet been issued.

Warrants activities for the three months ended March 31, 2020 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding at December 31, 2019	73,443,406	$0.09	3.83	$—
Issued in connection with financings	969,166	0.05	4.89	—
Increase in warrants related to default adjustment	23,237,474	0.29	4.19	—
Expired	—	—	—	—
Exercised	—	—	—	—
Balance Outstanding at March 31, 2020	97,650,046	$0.07	3.74	$—
Exercisable at March 31, 2020	97, 650,046	$0.07	3.74	$—

Stock options

Effective February 18, 2011, our board of directors adopted and approved the 2011 stock option plan. The purpose of the 2011 stock option plan is to enhance the long-term stockholder value of our Company by offering opportunities to directors, key employees, officers, independent contractors and consultants of our Company to acquire and maintain stock ownership in our Company in order to give these persons the opportunity to participate in our Company’s growth and success, and to encourage them to remain in the service of our Company. A total of 57 options to acquire shares of our common stock were authorized under the 2011 stock option plan and during the 12 month period after the first anniversary of the adoption of the 2011 stock option plan, by our board of directors and during each 12 month period thereafter, our board of directors is authorized to increase the amount of options authorized under this plan by up to 14 shares. No options were granted under the 2011 stock option plan as of March 31, 2020.

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

(Unaudited)

During the three months ended March 31, 2020 and 2019, the Company recorded stock-based compensation expense of $17,639 and $68,383 related to stock options, respectively.

The Company uses the Black-Scholes pricing model to determine the fair value of its stock options which requires the Company to make several key judgments including:

●	the value of the Company’s common stock;
●	the expected life of issued stock options;
●	the expected volatility of the Company’s stock price;
●	the expected dividend yields to be realized over the life of the stock option; and
●	the risk-free interest rate over the expected life of the stock options.

The Company’s computation of the expected life of issued stock options was based on the simplified method as the Company does not have adequate exercise experience to determine the expected term. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of volatility was based on the historical volatility of the Company’s common stock.

At March 31, 2020, there were 41,600 options issued and outstanding out of which 29,600 options were vested and exercisable.

As of March 31, 2020, there was $17,640 of unvested stock-based compensation expense to be recognized through April 24, 2020.

The aggregate intrinsic value at March 31, 2020 was $0 which was calculated based on the difference between the quoted share price on March 31, 2020 and the exercise price of the underlying options.

Stock option activities for the three months ended March 31, 2020 are summarized as follows:

	Number of Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding at December 31, 2019	41,600	$36.69	9.34	$—
Granted	—	—	—	—
Expired/Forfeited	—	—	—	—
Balance Outstanding at March 31, 2020	41,600	$36.69	8.50	$—
Exercisable at March 31, 2020	29,600	$47.91	7.86	$—

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

ONCBIOMUNE PHARMACEUTICALS, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

On December 26, 2018, Dr. Barnett entered into an employment agreement with us (“Barnett Employment Agreement”) to serve as the Company’s Chief Executive Officer for a term of three years (from December 26, 2018 through December 26, 2021) that renewed automatically for one year periods unless a written notice of termination is provided not less than 180 days prior to the automatic renewal date. The Barnett Employment Agreement provided that Dr. Barnett’s salary for calendar year 2019 was $250,000 and for each calendar year thereafter during the term of the Barnett Employment Agreement shall be an amount determined by the Board of Directors, which in no event shall be less than the annual salary that was payable by the Company to Dr. Barnett for the immediately preceding calendar year.

Pursuant to the employment agreement, the Company also granted options to purchase a number of shares of the Company’s common stock equal to $100,000 divided by the volume weighted average price of the Company’s common stock for the ten (10) business days prior to the effective date of the employment agreement. The option grant is subject to continued employment, and was to vest ratably over the first three anniversary dates of the grant date. On April 24, 2019, Dr. Barnett was granted 11,130 stock options with exercise price of $9.00 per share, vest dates of; (i) 3,710 on January 9, 2020; (ii) 3,710 on January 9, 2021; and (iii) 3,710 on January 9, 2022 and expire on April 24, 2030. The stock options vest so long as the optionee remains an employee of the Company on the vesting date (except as otherwise provided for in the employment agreement between the Company and the optionee) (see Note 8). On November 8, 2019, Dr. Barnett resigned as the Company’s Chief Executive Officer which resulted in forfeiture of 11,130 of unvested stock options granted to him. The Company reversed $24,995 of stock-based compensation and $56,808 of the remaining deferred compensation which makes up the grant date fair value of $81,803 initially recorded as deferred compensation in April 2019.

Lease

Effective September 1, 2015, the Company leases its facilities under a non-cancelable operating lease which expires on August 31, 2020. The Company has the right to renew certain facility leases for an additional five years. Rent expense is $3,200 base rent per month plus operating expense and other fees (see Note 6).

On March 23, 2020, the Company and the lessor (collectively as “Parties”) entered into a Settlement Agreement and Mutual Release (“Settlement Agreement”) whereby the Parties have agreed to terminate the lease and settle all claims and to extinguish all rights and claims arising out of the lease agreement entered into in September 2015. Pursuant to the Settlement Agreement, the Parties have agreed to settle all claims for a $16,000 cash payment and the retention by the lessor of the $6,400 deposit. As of March 31, 2020, the Company had no remaining lease payments towards the lease (see Note 6).

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to March 31, 2020, the Company issued a total of 22,795 shares of common stock to several investors, pursuant to the 2017 subscription agreements which were accounted for as commons stock issuable in 2017.

On May 6, 2020, the independent members of the Board approved the issuance of a total of 450,001 restricted shares of common stock to Dr. Head and Mr. Kucharchuk, in lieu of and in satisfaction of accrued and unpaid compensation owed to them in the aggregate amount of $27,000.

On May 8, 2020, the Company entered into a securities purchase agreement (the “Thirtieth Purchase Agreement”) for the sale of the Company’s convertible note and warrants. Pursuant to the Thirtieth Purchase Agreement, the Company issued to the Thirtieth Round Purchaser a note (the “May 2020 Note”) with a principal amount of $55,500 with 10% OID and five-year warrants (the “May 2020 Warrants”) to purchase an aggregate of 277,500 shares of the Company’s common stock at an exercise price of $0.20 per share (subject to adjustments under certain conditions as defined in the May 2020 Warrants). The Company received $50,000 in aggregate net proceeds from the sale, net of $5,500 original issue discount. The May 2020 Note bears an interest rate of 5% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in the May 2020 Note)), shall mature on October 8, 2020 and the principal and interest are convertible at any time at a conversion price equal to $0.20 per share (subject to adjustment as provided in the May 2020 Note); provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the May 2020 Note shall be convertible and the May 2020 Warrants shall be exercisable at 60% of the lowest closing price, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the May 2020 Note to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 9.9% of the Company’s issued and outstanding common stock. The May 2020 Note may be prepaid at any time until the 180th following the original issue date at an amount equal to (i) 115% of outstanding principal balance of the May 2020 Note and accrued and unpaid interest during the period from the original issue date through the five months following the original issue date, and (ii) 120% of the outstanding principal balance of the May 2020 Note and accrued and unpaid interest during month six following the original issue date. In order to prepay the May 2020 Note, the Company shall provide twenty trading days prior written notice to the lender, during which time the purchaser may convert the May 2020 Note in whole or in part at the conversion price.

The initial exercise price of the May 2020 Warrants is $0.20 per share, subject to adjustment as described below, and are exercisable for five years after the issuance date. The May 2020 Warrants is exercisable for cash at any time and are exercisable on a cashless basis at any time there is no effective registration statement registering the shares of common stock underlying the warrants. The exercise price of the Warrants is subject to adjustment in the event of default, certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. Pursuant to the default provision, the May 2020 Warrants shall be exercisable at the Default Conversion Price as defined above. The exercise price of the warrants is also subject to full ratchet price adjustment if the Company issues common stock at a price per share lower than the then-current exercise price of the warrants in the two years after the issue date of the Warrants (“Dilutive Issuances”).

On May 11, 2020, holders of 50.2% of the voting power of our capital stock acted by written consent in lieu of a meeting to approve an increase in the Company’s authorized common stock, par value $0.0001 per share, from 6,666,667 shares to 12,000,000,000 shares and to change our corporate name from OncBioMune Pharmaceuticals, Inc. to “Theralink Technologies, Inc.”

Asset Purchase Agreement

On May 12, 2020, OncBioMune Pharmaceuticals, Inc. (the “Company”) and Avant Diagnostics, Inc. (“Avant”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”).

Following the consummation of the transactions contemplated in the Asset Purchase Agreement, the Company will acquire substantially all of the assets of Avant and assume certain of its liabilities (the “Asset Sale Transaction”). Upon the terms and subject to the conditions of the Asset Purchase Agreement, Avant agreed to sell to the Company all of Avant’s title and interest in, to and under all of the assets, properties and rights of every kind and nature, whether real, personal or mixed, tangible or intangible (including goodwill), wherever located and whether now existing or hereafter acquired, except for the specific excluded assets, which relate to, or are used or held for use in connection with, Avant’s business. The Company also agreed to hire all Avant’s employees upon consummation of the Asset Sale Transaction. As consideration for the Asset Sale Transaction, Company shall issue to Avant 1,000 shares of a newly created Series D-1 Convertible Preferred Stock of the Company (the “Series D-1 Preferred”) and 656,674,588 warrants to replace warrants outstanding held by warrant holders of the seller. Upon the effectiveness of the amendment to our Articles of Incorporation to increase our authorized common stock to 12,000,000,000 shares, all such shares of Series D-1 Preferred issued to Avant shall automatically convert into approximately 4,441,400,000 shares of Common Stock of the Company. The Series D-1 Preferred, together with the warrants to be assumed and certain options to be granted to management and employees pursuant to employment arrangements to be finalized on or around the closing date shall represent approximately 85% of the fully-diluted shares of the Company upon closing of the Asset Sale Transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This quarterly report on Form 10-Q contains forward-looking statements regarding our business, financial condition, results of operations and prospects. The Securities and Exchange Commission (the “SEC”) encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This quarterly report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are set forth in the “Risk Factors” section of our annual report on Form 10-K for the fiscal year ended December 31, 2019, as filed with the SEC on March 25, 2020.

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

Financial Highlights

For the three months ended March 31, 2020, we utilized $197,709 to fund our operations, compared to $286,329 for the three months ended March 31, 2019. For the three months ended March 31, 2020, we received net cash of $178,265 from financing activities which resulted in our net cash position decreasing by $19,444 during the three months ended March 31, 2020.

Operating expenses for the three months ended March 31, 2020 were $324,210, compared to $563,072 for the three months ended March 31, 2019. The decrease in operating expenses is attributable to a decrease in compensation expense of $183,492, decrease in research and development expenses of $89,310 primarily due to decrease in activity in our ProscaVax™ clinical trials and decrease in general and administrative expenses of $5,268 offset by an increase in professional fees of $39,208 primarily due to an increase in legal fees.

For the three months ended March 31, 2020 we had net loss of $5,073,712, or $(5.73) per share, as compared to $4,448,618, or $(11.08) per share during the three months ended March 31, 2019. The change was primarily due the changes discussed below.

Results of Operations

Three months Ended March 31, 2020 Compared to Three months Ended March 31, 2019

Operating Revenue, Costs of Revenues, and Gross Margin

We did not generate any revenues from continuing operations for the three months ended March 31, 2020 and 2019.

Operating Expenses

For the three months ended March 31, 2020 operating expenses from operations amounted to $324,210 as compared to $563,072 for the three months ended March 31, 2019, a decrease of $238,862, or 42%.

For the three March 31, 2020, operating expenses consisted of the following:

	Three Months Ended March 31,
	2020	2019
Professional fees	$213,394	$174,186
Compensation expense	69,140	252,632
Research and development expense	3,308	92,618
General and administrative expenses	38,368	43,636
Total	$324,210	$563,072

Professional fees:

For the three months ended March 31, 2020, professional fees increased by $39,208 or 23%, as compared to the three months ended March 31, 2019. The increase was primarily attributable to a decrease in investor relations of $38,467 offset by an increase in legal fees of $76,408 and increase in consulting fee and investor relations of $1,267.

Compensation expense:

For the three months ended March 31, 2020, compensation expense decreased by $183,492 or 73%, as compared to the three months ended March 31, 2019. The decrease was primarily related decreased stock-based compensation and resignation of Dr. Barnett in November 2019.

Research and development expense:

For the three months ended March 31, 2020, research and development expense decreased by $89,310 or 96%, as compared to the three months ended March 31, 2019 related to a decrease in research activities related to ProscaVax™ clinical trials due to the lack of sufficient funding.

General and administrative expenses:

For the three months ended March 31, 2020, general and administrative expenses decreased by $5,268 or 12%, as compared to the three months ended March 31, 2019. The decrease was primarily due to decrease in travel and entertainment, rent expense and other general and administrative expenses.

Loss from Operations

For the three months ended March 31, 2020 loss from operations amounted to $324,210 as compared to $563,072 for the three months ended March 31, 2019, a decrease of $238,862, or 42%. The decrease was primarily a result of the reduction in operating expenses discussed above.

Other Expense

For the three months ended March 31, 2020, we had total other expense of $4,749,502 as compared to $3,885,546 for the three months ended March 31, 2019, an increase of $863,956, or 22%. This change was primarily due to increase in the fair value of the derivative liabilities resulting in an increase in derivative expense of $1,295,863, or 42%, offset by a gain on debt extinguishment of $7,380 in 2020 compared to a (loss) in 2019 of $(36,864), resulting in a change of $44,244, or 120%, and a decrease in interest expense of $387,663, or 50% from interest-bearing debt primarily due to the amortization of debt discount in 2019.

Net loss

For the three months ended March 31, 2020, we had a net loss of $5,073,712, or $(5.73) per common share (basic and diluted), compared to a net loss of $4,448,618, or $(11.80) per common share (basic and diluted) for the three months ended March 31, 2019, an increase of $625,094, or 14%.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $20,982,556 and cash of $2,045 as of March 31, 2020 and a working capital deficit $15,969,504 and $21,489 of cash as of December 31, 2019.

			Three Months Ended March 31, 2020
	March 31, 2020	December 31, 2019	Change	Percentage Change
Working capital deficit:
Total current assets	$29,122	$62,153	$(33,031)	53%
Total current liabilities	(21,011,678)	(16,031,657)	(4,980,021)	31%
Working capital deficit:	$(20,982,556)	$(15,969,504)	$(5,013,052)	31%

The increase in working capital deficit was primarily attributable to a decrease in current assets of $33,031 and an increase in current liabilities of $4,980,021, including an increase in derivative liabilities of $4,520,976.

Cash Flows

Changes in our cash balance are summarized as follows:

	Three Months Ended March 31,
	2020	2019
Cash used in operating activities	$(197,709)	$(286,329)
Cash provided by financing activities	178,265	286,128
Net decrease in cash	$(19,444)	$(201)

Net Cash Used in Operating Activities

Net cash flow used in operating activities was $197,709 for the three months ended March 31, 2020 as compared to $286,329 for the three months ended March 31, 2019, a decrease of $88,620, or 31%.

●	Net cash flow used in operating activities for the three months ended March 31, 2020 primarily reflected our net loss of $5,073,712 adjusted for the add-back on non-cash items such as derivative expense of $4,373,169, stock-based compensation expense of $17,639, amortization of debt discount of $179,108 and gain on debt extinguishment of $7,380, depreciation expense of $585 and changes in operating asset and liabilities consisting primarily of an decrease in prepaid expenses of $13,587, an increase in accounts payable of $118,451 and an increase in accrued liabilities of $180,844.

●	Net cash flow used in operating activities for the three months ended March 31, 2019 primarily reflected our net loss of $4,448,618 adjusted for the add-back on non-cash items such as derivative expense of $3,077,306, stock-based compensation expense of $68,383, amortization of debt discount of $615,806, and loss on debt extinguishment of $36,864, non-cash interest including default interest of $115,592 and changes in operating asset and liabilities consisting primarily of a decrease in prepaid expenses of $11,743, an increase in accounts payable of $162,726 and an increase in accrued liabilities of $73,285.

Cash Provided by Financing Activities

Net cash provided by financing activities was $178,265 for the three months ended March 31, 2020 as compared to $286,628 for the three months ended March 31, 2019, a decrease of $107,863, or 38%.

●	Net cash provided by financing activities for the three months ended March 31, 2020 consisted of $175,000 of net proceeds from convertible debt, net of debt issuance costs and proceeds from related party advances of $3,265.

●	Net cash provided by financing activities for the three months ended March 31, 2019 consisted of $250,000 net proceeds from convertible debt, net of debt issuance costs, proceeds from related party advances of $31,970 and $4,658 from bank overdraft offset by redemption of Series B Preferred of $500.

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

Going Concern

These condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited condensed consolidated financial statements, the Company had net (loss) from continuing operations of $(5,073,712) for the three months ended March 31, 2020. The net cash used in operations was $197,709 for the three months ended March 31, 2020. Additionally, at March 31, 2020, the Company had an accumulated deficit and stockholders’ deficit and working capital deficit of $31,663,620 and $20,981,175, and $20,982,556, respectively. The Company had no revenues from continuing operations since inception, and is currently in default on certain convertible debt instruments. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Although the Company has historically raised capital from sales of equity, convertible notes and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The global pandemic COVID-19, otherwise referred to as the Coronavirus, could impair our ability to raise additional funding or make such funding more costly. The ongoing global pandemic has caused cessation of business and caused capital markets to decline sharply. This could make it more difficult for companies, including ours, to access capital. It is currently difficult to estimate with any certainty how long the pandemic and resulting curtailment of business will continue, and its effect on capital markets and our ability to raise funds is, accordingly, difficult to quantify. In addition, to the extent that any of our personnel or consultants are affected by the virus, this could cause delays or disruption in our planned research and development activities.

Current and Future Financings

Loans Payable

From June 2017 to September 2017, we entered into loan agreements with several third parties (the “Loans”). Pursuant to the loan agreements, we borrowed an aggregate principal amount of $538,875. The Loans bear interest at an annual rate of 33.3%, are unsecured and are currently in default. At March 31,2020, and December 31, 2019, accrued interest payable related to these Loans amounted to $474,961 and $430,223, respectively.

November 2016 Financing

On November 23, 2016, the Company entered into an Amended and Restated Securities Purchase Agreements with three institutional investors for the sale of the Company’s convertible notes and warrants.

As of March 31, 2020, there no November 2016 Notes outstanding and 30,247 warrants outstanding under the November 2016 Warrants (see Note 4 and Note 8 - Warrants in the accompanying condensed consolidated financial statements for additional information).

June 2017 Financing

On June 2, 2017, the Company entered into the Second Securities Purchase Agreement with the Purchasers for the sale of the Company’s June 2017 Notes and June 2017 Warrants.

As of March 31, 2020, the June 2017 Notes had outstanding principal and accrued interest of $1,495 and $0, respectively and are currently bearing interest at the default interest rate of 24% per annum.

As of March 31, 2020, there were 40,331 warrants outstanding under the June 2018 Warrants (see Note 4 and Note 8 - Warrants in the accompanying condensed consolidated financial statements for additional information).

July 2017 Financing

On July 26, 2017, the Company entered into the Third Securities Purchase Agreement with the Purchasers for the sale of the Company’s July 2017 Notes and July 2017 Warrants.

As of March 31, 2020, the July 2017 Notes are in default and had outstanding principal and accrued interest of $28,655 and $33,658, respectively and are currently bearing interest at the default interest rate of 24% per annum.

As of March 31, 2020, there were 70,663 warrants outstanding under the July 2017 Warrants (see Note 4 and Note 8 - Warrants in the accompanying condensed consolidated financial statements for additional information).

January 2018 Financing

On January 29, 2018, the Company entered into the Fourth Securities Purchase Agreement with the Purchasers for the sale of the Company’s January 2018 Notes and January 2018 Warrants.

As of March 31, 2020, the January 2018 Notes were in default had outstanding principal and accrued interest of $213,277 and $76,889, respectively and are currently bearing interest at the default interest rate of 18% per annum.

As of March 31, 2020, there were 4,938,272 warrants outstanding under the January 2018 Warrants (see Note 4 and Note 8 - Warrants in the accompanying condensed consolidated financial statements for additional information).

March 2018 Financing

On March 13, 2018, the Company entered into the Fifth Securities Purchase Agreement with the Purchasers for the sale of the Company’s March 2018 Notes and March 2018 Warrants.

As of March 31, 2020, the March 2018 Notes were in default and had outstanding principal and accrued interest of $152,778 and $53,418, respectively and are currently bearing interest at the default interest rate of 18% per annum.

As of March 31, 2020, there were 7,407,408 warrants outstanding under the March 2018 Warrants (see Note 4 and Note 8 - Warrants in the accompanying condensed consolidated financial statements for additional information).

July 2018 Financing

On July 25, 2018, the Company entered into Sixth Securities Purchase Agreement with an institutional investor for the sale of the July 2018 Note.

As of March 31, 2020, the July 2018 Note were in default had outstanding principal and accrued interest of $150,000 and $33,074, respectively and is currently bearing interest at the default interest rate of 18% per annum (see Note 4 in the accompanying condensed consolidated financial statements for additional information).

September 2018 Financing

On September 24, 2018, the Company entered into the Seventh Purchase Agreement with the Seventh Round Purchasers for the sale of the Company’s September 2018 Notes and Warrants.

As of March 31, 2020, the September 2018 Notes were in default and had outstanding principal and accrued interest of $1,303,038 and $207,759, respectively and are currently bearing interest at the default interest rate of 18% per annum.

As of March 31, 2020, there were 45,370,371 warrants outstanding under the September 2018 Warrants (see Note 4 and Note 8 - Warrants in the accompanying condensed consolidated financial statements for additional information).

November 2018 Financing

On November 13, 2018, the Company entered into the Eighth Purchase Agreement with the Eighth Round Purchaser for the sale of the Company’s November 2018 Note and November 2018 Warrant.

As of March 31, 2020, the November 2018 Note were in default had outstanding principal and accrued interest of $127,778 and $23,021, respectively, and is currently bearing interest at the default interest rate of 18% per annum.

As of March 31, 2020, there were 4,259,260 warrants outstanding under the November 2018 Warrants (see Note 4 and Note 8 - Warrants in the accompanying condensed consolidated financial statements for additional information).

January 2019 Financing

On January 18, 2019, the Company entered into the Ninth and Tenth Purchase Agreements with the Ninth and Tenth Round Purchasers for the sale of the Company’s January 2019 Notes.

As of March 31, 2020, the January 2019 Notes were in default and had an aggregate outstanding principal and accrued interest of $154,215 and $25,513, respectively, and are currently bearing interest at the default interest rate of 18% per annum (see Note 4 in the accompanying condensed consolidated financial statements for additional information).

March 2019 Financing

On March 25, 2019, the Company entered into the Eleventh Purchase Agreement with the Eleventh Round Purchaser for the sale of the Company’s March 2019 Note and March 2019 Warrant.

As of March 31, 2020, the March 2019 Note was in default and had outstanding principal and accrued interest of $55,556 and $9,005, respectively, and is currently bearing interest at the default interest rate of 18% per annum.

As of March 31, 2020, there were 1,851,852 warrants outstanding under the March 2019 Warrants (see Note 4 and Note 8 - Warrants in the accompanying condensed consolidated financial statements for additional information).

April 2019 Financings

On April 1, 2019, the Company entered into the Twelfth Purchase Agreement with the Twelfth Round Purchaser for the sale of the Company’s April 2019 Note I and April 2019 Warrant I.

As of March 31, 2020, the April 2019 Note I had outstanding principal and accrued interest of $27,778 and $4,471, respectively, and is currently bearing interest at the default interest rate of 18% per annum.

As of March 31, 2020, there were 925,926 warrants outstanding under the April 2019 Warrants I (see Note 4 and Note 8 - Warrants in the accompanying condensed consolidated financial statements for additional information).

On April 29, 2019, the Company entered into the Thirteenth Purchase Agreement with the Thirteenth Round Purchasers for the sale of the Company’s April 2019 Notes II and April 2019 Warrants II.

As of March 31, 2020, the April 2019 Notes II were in default and had an aggregate outstanding principal and accrued interest of $205,279 and $32,288, respectively, and are currently bearing interest at the default interest rate of 18% per annum.

As of March 31, 2020, there were 6,842,593 warrants outstanding under the April 2019 Warrants II (see Note 4 and Note 8 - Warrants in the accompanying condensed consolidated financial statements for additional information).

May 2019 Financing

On May 29, 2019, the Company entered into the Fourteenth Purchase Agreement with the Fourteenth Round Purchaser for the sale of the Company’s May 2019 Notes and May 2019 Warrants.

As of March 31, 2020, the May 2019 Notes were in default and had an aggregate outstanding principal and accrued interest of $10,000 and $1,357, respectively, and are currently bearing interest at the default interest rate of 18% per annum.

As of March 31, 2020, there were 333,333 warrants outstanding under the May 2019 Warrants (see Note 4 and Note 8 - Warrants in the accompanying condensed consolidated financial statements for additional information).

June 2019 Financings

On June 3, 2019, the Company entered into the Fifteenth Purchase Agreement with the Fifteenth Round Purchasers for the sale of the Company’s June 2019 Note I and June 2019 Warrants I.

As of March 31, 2020, the June 2019 Notes I had an aggregate outstanding principal and accrued interest of $129,167 and $17,397, respectively, and are currently bearing interest at the default interest rate of 18% per annum.

As of March 31, 2020, there were 4,299,098 warrants outstanding under the June 2019 Warrants I (see Note 4 and Note 8 - Warrants in the accompanying condensed consolidated financial statements for additional information).

On June 26, 2019, the Company entered into the Sixteenth Purchase Agreement with the Sixteenth Round Purchasers for the sale of the Company’s June 2019 Note II and June 2019 Warrants II.

As of March 31, 2020, the June 2019 Note II was in default had an aggregate outstanding principal and accrued interest of $55,556 and $7,308, respectively, and is currently bearing interest at the default interest rate of 18% per annum.

As of March 31, 2020, there were 1,851,852 warrants outstanding under the June 2019 Warrants II (see Note 4 and Note 8 - Warrants in the accompanying condensed consolidated financial statements for additional information).

July 2019 Financings

On July 2, 2019, the Company entered into the Seventeenth Purchase Agreement with the Seventeenth Round Purchasers for the sale of the Company’s July 2019 Note I and July 2019 Warrants I.

As of March 31, 2020, the July 2019 Note I was in default and had outstanding principal and accrued interest of $55,556 and $7,262, respectively, and is currently bearing interest at the default interest rate of 18% per annum.

As of March 31, 2020, there were 1,851,852 warrants outstanding under the July 2019 Warrants I (see Note 4 and Note 8 - Warrants in the accompanying condensed consolidated financial statements for additional information).

On July 8, 2019, the Company entered into the Eighteenth Purchase Agreement with the Eighteenth Round Purchasers for the sale of the Company’s July 2019 Note II and July 2019 Warrants II.

As of March 31, 2020, the July 2019 Note II was in default had outstanding principal and accrued interest of $55,556 and $7,216, respectively, and is currently bearing interest at the default interest rate of 18% per annum.

As of March 31, 2020, there were 1,851,852 warrants outstanding under the July 2019 Warrants II (see Note 4 and Note 8 - Warrants in the accompanying condensed consolidated financial statements for additional information).

August 2019 Financings

On August 19, 2019, the Company entered into the Nineteenth Purchase Agreement with the Nineteenth Round Purchasers for the sale of the Company’s August 2019 Note I and August 2019 Warrant I. The August 2019 Note I shall mature on March 30, 2020.

As of March 31, 2020, the August 2019 Note I was in default and had outstanding principal and accrued interest of $27,778 and $2,667, respectively, and is currently bearing interest at the default interest rate of 18% per annum.

As of March 31, 2020, there were 925,926 warrants outstanding under the August 2019 Warrant I (see Note 4 and Note 8 - Warrants in the accompanying condensed consolidated financial statements for additional information).

On August 28, 2019, the Company entered into the Twentieth Purchase Agreement with the Twentieth Round Purchasers for the sale of the Company’s August 2019 Note II. The August 2019 Note II matures on August 27, 2020.

As of March 31, 2020, the August 2019 Note II was in default (under provision Section 7(a)(i) of the note) and had outstanding principal and accrued interest of $29,700 and $3,708, respectively, and is currently bearing interest at the default interest rate of 24% per annum (see Note 4 in the accompanying condensed consolidated financial statements for additional information).

September 2019 Financing

On September 27, 2019, the Company entered into the Twenty-first Purchase Agreement with the Twenty-first Round Purchasers for the sale of the Company’s September 2019 Note and September 2019 Warrants. The September 2019 Note matures on May 27, 2020.

As of March 31, 2020, the September 2019 Note was in default (under provision Section 7(a)(i) of the note) had outstanding principal and accrued interest of $166,667 and $15,041, respectively.

As of March 31, 2020, there were 5,555,667 warrants outstanding under the September 2019 Warrants (see Note 4 and Note 8 - Warrants in the accompanying condensed consolidated financial statements for additional information).

November 2019 Financings

On November 15, 2019, the Company entered into the Twenty- second Purchase Agreement with the Twenty- second Round Purchasers for the sale of the Company’s November 2019 Note I and November 2019 Warrants I. The November 2019 Note I matures on August 30, 2020.

As of March 31, 2020, the November 2019 Note I was in default (under provision Section 7(a)(i) of the note) and had outstanding principal and accrued interest of $55,500 and $3,750, respectively, and is currently bearing interest at the default interest rate of 18% per annum.

As of March 31, 2020, there were 1,233,333 warrants outstanding under the November 2019 Warrants I (see Note 4 and Note 8 - Warrants in the accompanying condensed consolidated financial statements for additional information).

On November 15, 2019, the Company entered into the Twenty- third Purchase Agreement with the Twenty-third Round Purchasers for the sale of the Company’s November 2019 Note II and November 2019 Warrants II. The November 2019 Note II matures on August 30, 2020.

As of March 31, 2020, the November 2019 Note II was in default (under provision Section 7(a)(i) of the note) and had outstanding principal and accrued interest of $55,500 and $3,750, respectively, and is currently bearing interest at the default interest rate of 18% per annum.

As of March 31, 2020, there were 1,222,222 warrants outstanding under the November 2019 Warrants II (see Note 4 and Note 8 - Warrants in the accompanying condensed consolidated financial statements for additional information).

December 2019 Financings

On December 23, 2019, the Company entered into the Twenty- fourth Purchase Agreement with the Twenty-fourth Round Purchasers for the sale of the Company’s December 2019 Note I and December 2019 Warrants I. The December 2019 Note I matures on September 30, 2020.

As of March 31, 2020, the December 2019 Note I was in default (under provision Section 7(a)(i) of the note) and had outstanding principal and accrued interest of $55,500 and $2,710, respectively, and is currently bearing interest at the default interest rate of 18% per annum.

As of March 31, 2020, there were 1,233,333 warrants outstanding under the December 2019 Warrants I (see Note 4 and Note 8 - Warrants in the accompanying condensed consolidated financial statements for additional information).

On December 23, 2019, the Company entered into the Twenty- fifth Purchase Agreement with the Twenty-fifth Round Purchasers for the sale of the Company’s December 2019 Note II and December 2019 Warrants II. The December 2019 Note II matures on September 30, 2020.

As of March 31, 2020, the December 2019 Note II was in default (under provision Section 7(a)(i) of the note) and had outstanding principal and accrued interest of $55,500 and $2,710, respectively, and is currently bearing interest at the default interest rate of 18% per annum.

As of March 31, 2020, there were 1,233,333 warrants outstanding under the December 2019 Warrants II (see Note 4 and Note 8 - Warrants in the accompanying condensed consolidated financial statements for additional information).

January 2020 Financings

On January 27, 2020, the Company entered into the Twenty-sixth Purchase Agreement with the Twenty-sixth Round Purchasers for the sale of the Company’s January 2020 Note I and January 2020 Warrants I. The January 2020 Note I matures on October 30, 2020.

As of March 31, 2020, the January 2020 Note I was in default (under provision Section 7(a)(i) of the note) and had outstanding principal and accrued interest of $55,500 and $1,752, respectively, and is currently bearing interest at the default interest rate of 18% per annum.

As of March 31, 2020, there were 1,222,222 warrants outstanding under the January 2020 Warrants I (see Note 4 and Note 8 - Warrants in the accompanying condensed consolidated financial statements for additional information).

On January 29, 2020, the Company entered into the Twenty-seventh Purchase Agreement with the Twenty-seventh Round Purchasers for the sale of the Company’s January 2020 Note II and January 2020 Warrants II. The January 2020 Note II matures on October 30, 2020.

As of March 31, 2020, the January 2020 Note II was in default (under provision Section 7(a)(i) of the note) and had outstanding principal and accrued interest of $55,500 and $1,697, respectively, and is currently bearing interest at the default interest rate of 18% per annum.

As of March 31, 2020, there were 1,233,333 warrants outstanding under the January 2020 Warrants II (see Note 4 and Note 8 - Warrants in the accompanying condensed consolidated financial statements for additional information).

March 2020 Financings

On March 18, 2020, the Company entered into the Twenty-Eight Purchase Agreement with the Twenty-Eight Round Purchasers for the sale of the Company’s March 2020 Note I and March 2020 Warrants I. The March 2020 Note I matures on November 18, 2020.

As of March 31, 2020, the March 2020 Note I was in default (under provision Section 7(a)(i) of the note) and had outstanding principal and accrued interest of $41,667 and $267, respectively, and is currently bearing interest at the default interest rate of 18% per annum.

As of March 31, 2020, there were 925,924 warrants outstanding under the March 2020 Warrants I (see Note 4 and Note 8 - Warrants in the accompanying condensed consolidated financial statements for additional information).

On March 18, 2020, the Company entered into the Twenty-Ninth Purchase Agreement with the Twenty-Ninth Round Purchasers for the sale of the Company’s March 2020 Note II and March 2020 Warrants II. The March 2020 Note I matures on November 18, 2020.

As of March 31, 2020, the March 2020 Note II was in default (under provision Section 7(a)(i) of the note) and had outstanding principal and accrued interest of $41,667 and $267, respectively, and is currently bearing interest at the default interest rate of 18% per annum.

As of March 31, 2020, there were 925,924 warrants outstanding under the March 2020 Warrants II (see Note 4 and Note 8 - Warrants in the accompanying condensed consolidated financial statements for additional information).

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

Common Stock for debt conversion

During the three months ended March 31, 2020, the Company issued an aggregate of 85,780 shares of its common stock upon the conversion of principal note balances of $3,830 and accrued interest of $282. These shares of common stock had an aggregate fair value $12,350 and the difference between the aggregate fair value and the aggregate converted amount of $4,112 resulted in a loss on debt extinguishment of $8,238.

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

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the three months ended March 31, 2020 include the valuation of liabilities of discontinued operations, useful life of property and equipment, valuation of operating lease right-of-use (“ROU”) assets and liabilities, assumptions used in assessing impairment of long-term assets, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of non-cash equity transactions and the valuation of derivative liabilities.

Fair value of financial instruments and fair value measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2020. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2020, our disclosure controls and procedures were not effective.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2020. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of March 31, 2020, our internal control over financial reporting was not effective.

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

Changes in internal control over financial reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Except for provided below, all unregistered sales of our securities during the three months ended March 31, 2020, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

●	During the three months ended March 31, 2020, the Company issued to a lender, an aggregate of 85,780 shares of common stock upon conversion of debt of $4,112, including both outstanding principal and accrued interest.

●	On January 27, 2020, the Company entered into a securities purchase agreement for the sale of the Company’s convertible notes and warrants. Pursuant to the purchase agreement, the Company issued to an investor (i) a convertible note, convertible at any time at a conversion price equal to $0.20 per share, with a principal amount of $55,500 with 10% OID and (ii) five-year warrants to purchase an aggregate of 275,000 shares of the Company’s common stock at an exercise price of $0.20 per share (subject to adjustments under certain conditions as defined in the warrant). The Company received $50,000 in aggregate net proceeds from the sales, net of $5,000 original issue discount (see Note 4 in the accompanying condensed consolidated financial statements for additional information).

●	On January 29, 2020, the Company entered into a securities purchase agreement for the sale of the Company’s convertible notes and warrants. Pursuant to the purchase agreement, the Company issued to an investor (i) a convertible note, convertible at any time at a conversion price equal to $0.20 per share, with a principal amount of $55,500 with 10% OID and (ii) five-year warrants to purchase an aggregate of 277,500 shares of the Company’s common stock at an exercise price of $0.20 per share (subject to adjustments under certain conditions as defined in the warrant). The Company received $50,000 in aggregate net proceeds from the sales, net of $5,000 original issue discount (see Note 4 in the accompanying condensed consolidated financial statements for additional information).

●	On March 18, 2020, the Company entered into two securities purchase agreements for the sale of the Company’s convertible notes and warrants. Pursuant to the purchase agreements, the Company issued to two investors each (i) a convertible note, convertible at any time at a conversion price equal to $0.20 per share, with a principal amount of $41,667 with 10% OID and (ii) five-year warrants to purchase an aggregate of 208,333 shares of the Company’s common stock at an exercise price of $0.20 per share (subject to adjustments under certain conditions as defined in the warrants). The Company received $75,000 in aggregate net proceeds from the sales, net of $8,334 original issue discount (see Note 4 in the accompanying condensed consolidated financial statements for additional information).

The shares of common stock, notes and warrants referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

From June 2017 to September 2017, we entered into loan agreements with several third parties (the “Loans”). Pursuant to the loan agreements, we borrowed an aggregate principal amount of $538,875. The Loans bear interest at an annual rate of 33.3%, are unsecured and are in default due to non-payment as of March 31, 2020.

As of March 31, 2020, we were in default on certain convertible debt instruments and loans caused by the non-payment of outstanding balance pursuant to the repayment terms.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit

2.1	Asset Purchase Agreement, dated May 12, 2020, between OncBioMune Pharmaceuticals, Inc. and Avant Diagnostics, Inc. (incorporated by reference to Exhibit 2.1 to registrant’s current report on Form 8-K filed with the SEC on May 13, 2020)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ONCBIOMUNE PHARMACEUTICALS, INC.

Dated: May 15, 2020	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk
Chief Executive Officer, Chief Financial Officer and President (principal executive officer, principal financial officer and principal accounting officer)

