Form 10-Q
period 2020-06-30
THERALINK TECHNOLOGIES, INC.
filed 2021-06-11
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-52218

Theralink Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-2590810
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

15000 W. 6th Avenue, Suite 400 Golden, CO 80401	(720) 420-0074
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

OncBioMune Pharmaceuticals, Inc.

8000 Innovation Park Dr. Baton Rouge, LA 70820

Former Fiscal Year: December 31, 2020

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12B-2 of the Exchange Act.

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

The registrant had 5,555,473,158 shares of its common stock, $0.0001 par value per share, outstanding as of June 9, 2021.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

JUNE 30, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment about the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “should,” “plan,” “potential,” “project,” “will,” “would” and other words of similar meaning, or the negatives of such terms or other variations. These include, but are not limited to, statements relating to the following:

●	projected operating or financial results, including anticipated cash flows used in operations;
●	expectations regarding clinical trials, capital expenditures, research and development expenses and other payments;
●	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing; and
●	our beliefs, assumptions and expectations about the regulatory approval for our technology including, but not limited to our ability to obtain regulatory approval in a timely manner. Or at all.

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

●	our ability to continue as a going concern;
●	our ability to become current in filing all reports required to be filed by us Section 13 or 15(d) of the Securities Exchange Act of 1934;
●	our ability to maintain pricing;
●	our ability to employ skilled and qualified workers;
●	the fact that we have incurred significant losses since inception, expect to incur net losses for at least the next several years and may never achieve or sustain profitability;
●	the loss of key management personnel upon whom we depend;
●	the progress and results of clinical trials;
●	our ability to fund our operations;
●	inadequate insurance coverage for certain losses or liabilities;
●	our ability to navigate the regulatory approval process in the U.S. and other countries, and our success in obtaining required regulatory approvals on a timely basis;
●	commercial developments of technologies that compete with our technology;
●	the actual and perceived effectiveness of our technology, and how the technology compares to competitive technologies;
●	the rate and degree of market acceptance and clinical utility of our technology;
●	adverse effects of the recent and ongoing COVID-19 pandemic;
●	the strength of our intellectual property protection, and our success in avoiding infringement of the intellectual property rights of others;
●	regulations affecting the health care industry;
●	adverse developments in our research and development activities;
●	potential liability if our technology causes illness, injury or death, or adverse publicity from any such events;
●	our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing when required; and
●	our expectations with respect to future licensing, partnering or acquisition activity.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, in our Current Report on Form 8-K filed on June 11, 2020 with the Securities and Exchange Commission (“SEC”), particularly in the ‘Risk Factors” section of such report, that could cause results or events to differ materially from the forward-looking statements that we make herein. Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement should be relied upon. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as otherwise required by applicable law.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30
	2020	2019
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$934,196	$560,407
Accounts receivable	24,975	4,000
Prepaid expenses and other current assets	131,138	9,054

Total Current Assets	1,090,309	573,461

OTHER ASSETS:
Property and equipment, net	747,055	298,910
Finance right-of-use asset, net	169,905	204,059
Operating right-of-use asset, net	214,948	-
Marketable securities	6,800	18,000
Security deposit	19,464	7,790

Total Assets	$2,248,481	$1,102,220

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	352,110	668,246
Accrued liabilities	128,907	118,241
Accrued compensation	6,547	297,056
Convertible debt, net	-	217,591
Notes payable - current	1,000	40,000
Financing right-of-use liability - current	40,969	35,096
Operating right-of-use liability - current	34,450	-
Due to related parties	-	180,000
Contingent Liabilities	62,240	-
Liabilities of discontinued operations	245,113	-

Total Current Liabilities	871,336	1,556,230

LONG-TERM LIABILITIES:
Financing right-of-use liability	147,162	178,350
Operating right-of-use liability	186,473	-

Total Liabilities	1,204,971	1,734,580

Commitments and contingencies (Note 10)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock: $0.0001 par value; 26,667 authorized; 13,672 and 992 issued and outstanding at June 30, 2020 and September 30, 2019, respectively	-	-
Common stock: $0.0001 par value, 12,000,000,000 shares authorized; 1,398,070 and 0 issued and outstanding at June 30, 2020 and September 30, 2019, respectively	140	-
Additional paid-in capital	40,891,726	37,378,841
Accumulated deficit	(39,848,356)	(38,011,201)

Total Stockholders’ Equity (Deficit)	1,043,510	(632,360)

Total Liabilities and Stockholders’ Equity (Deficit)	$2,248,481	$1,102,220

See accompanying notes to the unaudited condensed consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

REVENUES, NET	$24,886	$-	$75,896	$-

COST OF REVENUE	7,422	-	23,421	-

GROSS PROFIT	17,464	-	52,475	-

OPERATING EXPENSES:
Professional fees	322,921	139,780	470,638	396,089
Consulting fee - related party	8,650	51,242	64,125	206,767
Compensation expense	372,610	69,380	822,329	228,815
Licensing fees	12,750	12,886	38,920	39,046
General and administrative expenses	258,277	102,092	636,838	244,070

Total Operating Expenses	975,208	375,380	2,032,850	1,114,787

LOSS FROM OPERATIONS	(957,744)	(375,380)	(1,980,375)	(1,114,787)

OTHER INCOME (EXPENSE):
Interest expense	(7,844)	(11,951)	(23,715)	(53,755)
Gain on debt extinguishment	108,060	-	108,060	-
Unrealized loss on marketable securities	(4,900)	(9,100)	(11,200)	(14,400)
Loss on legal judgement	-	(30,100)	-	(30,100)
Foreign currency transaction gain	60,075	-	60,075	-
Other income	10,000		10,000	-

Total Other Income (Expense), net	165,391	(51,151)	143,220	(98,255)

NET LOSS	$(792,353)	$(426,531)	$(1,837,155)	$(1,213,042)

NET LOSS PER COMMON SHARE:
Basic	$(2.04)	$(2.53)	$(19.19)	$(7.20)
Diluted	$(2.04)	$(2.53)	$(19.19)	$(7.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	388,333	168,479	95,753	168,479
Diluted	388,333	168,479	95,753	168,479

See accompanying notes to the unaudited condensed consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	(Deficit)

Balance at September 30, 2019	992	$-	-	$-	$37,378,841	$(38,011,201)	$(632,360)

Preferred stock issued for cash	6	-	-	-	2,200,000	-	2,200,000

Preferred stock issued upon debt conversions	-	-	-	-	277,215	-	277,215

Preferred stock issued upon settlement of accrued compensation	1	-	-	-	239,154	-	239,154

Net loss	-	-	-	-	-	(541,372)	(541,372)

Balance at December 31, 2019	999	-	-	-	40,095,210	(38,552,573)	1,542,637

Preferred stock issued for cash	1	-	-	-	390,000	-	390,000

Preferred stock issued upon settlement of accrued compensation	-	-	-	-	160,000	-	160,000

Net loss	-	-	-	-	-	(503,430)	(503,430)

Balance at March 31, 2020	1,000	-	-	-	40,645,210	(39,056,003)	1,589,207

Recapitalization resulting from the Asset Sale Transaction (see Note 3)	12,671	-	1,398,070	140	246,516		246,656

Net loss	-	-	-	-	-	(792,353)	(792,353)

Balance at June 30, 2020	13,671	$-	1,398,070	$140	$40,891,726	$(39,848,356)	1,043,510

See accompanying notes to the unaudited condensed consolidated financial statements

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2019

(UNAUDITED)

							Total
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2018	961	$-	-	$-	$35,600,822	$(36,413,367)	$(812,545)

Preferred stock issued for cash	1	-	-	-	259,470	-	259,470

Net loss	-	-	-	-	-	(468,063)	(468,063)

Balance at December 31, 2018	962	-	-	-	35,860,292	(36,881,430)	(1,021,138)

Preferred stock issued for cash	-	-	-	-	60,000	-	60,000

Net loss	-	-	-	-	-	(318,448)	(318,448)

Balance at March 31, 2019	962	-	-	-	35,920,292	(37,199,878)	(1,279,586)

Common stock issued for services	26	-	-	-	101	-	101

Preferred stock issued for cash	1	-	-	-	280,000	-	280,000

Net loss	-	-	-	-	-	(426,531)	(426,531)

Balance at June 30, 2019	989	$-	-	$-	$36,200,393	$(37,626,409)	$(1,426,016)

See accompanying notes to the unaudited condensed consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For The Nine Months Ended
	June 30,
	2020	2019
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(1,837,155)	$(1,213,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	57,060	33,365
Lease expense	5,975	-
Stock issued for services	-	101
Amortization of debt discount	-	25,000
Gain on debt extinguishment	(108,060)	-
Foreign Currency transaction gain	(60,075)	-
Unrealized loss on marketable securities	11,200	14,400
Change in operating assets and liabilities:
Accounts receivable	(20,975)	-
Prepaid expenses and other current assets	(116,219)	(14,337)
Accounts payable	(212,840)	177,476
Accrued liabilities and other liabilities	(70,734)	110,369
Due to related parties	-	100,647

NET CASH USED IN OPERATING ACTIVITIES	(2,351,823)	(766,021)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from the Asset Sale Transaction (see Note 3)	675,928	-
Purchase of property and equipment	(495,557)	(18,746)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	180,371	(18,746)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock	2,590,000	599,470
Proceeds from convertible debt, net of debt discount	-	100,000
Repayment of related party advances, net	(20,000)	114,610
Repayment of convertible debt	(24,759)	(10,000)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,545,241	804,080

NET CHANGE IN CASH	373,789	19,313

CASH, beginning of the period	560,407	20,896

CASH, end of the period	$934,196	$40,209

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of preferred stock for convertible debt and interest	$277,215	$-
Issuance of preferred stock for settlement of accounts payable and accrued liabilities	$399,154	$-

Net assets acquired from Asset Sale Transaction (see Note 3)
Cash	$675,928	$-
Prepaid expense and other current assets	17,539	-
Accounts payable and other liabilities	(40,149)	-
Liabilities of discontinued operations	(406,662)	-
Net assets acquired	$246,656	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Theralink Technologies, Inc., formerly OncBioMune Pharmaceuticals, Inc. (the “Company”), was a clinical-stage biopharmaceutical company engaged in the development of novel cancer immunotherapy products, with a proprietary vaccine technology. On June 5, 2020, the Company acquired the assets (the “Asset Sale Transaction”) of Avant Diagnostics, Inc., a Nevada corporation established in 2009 (“Avant”) pursuant to the Asset Purchase Agreement dated May 12, 2020 between the Company and Avant (the “Asset Purchase Agreement”). Avant is a commercial-stage precision medicine and molecular data-generating company that focuses on the development and commercialization of a series of patented, proprietary data-generating assays that may provide important actionable information for physicians and patients, as well as biopharmaceutical companies, in the areas of oncology.

Pursuant to the Asset Purchase Agreement, the Company acquired substantially all of the assets of Avant and assumed certain of its liabilities. Upon the terms and subject to the conditions of the Asset Purchase Agreement, Avant sold to the Company, all of Avant’s title and interest in, to and under all of the assets, properties and rights of every kind and nature, whether real, personal or mixed, tangible or intangible (including goodwill), wherever located and whether existing or hereafter acquired, except for the specific excluded assets, which relate to, or are used or held for use in connection with, Avant’s business. The Company also hired Avant’s employees upon consummation of the Asset Sale Transaction. As consideration for the Asset Sale Transaction, the Company issued to Avant 1,000 shares of a newly created Series D-1 Preferred Stock which held 54.55% of all voting rights on an as-converted basis with the common stock. Upon the effectiveness of an increase of the Company’s authorized shares of common stock from 6,666,667 shares to 12,000,000,000 shares, all such shares of Series D-1 Preferred Stock issued to Avant automatically converted into 5,081,549,184 shares of the Company’s common stock. Avant possessed majority voting control of the Company immediately following the Asset Sale Transaction and controlled the Company’s Board of Directors after the termination of the ten-day waiting period required by Rule 14f-1 under the Exchange Act. Accordingly, the Asset Sale Transaction was accounted for, in substance, as an asset acquisition of the Company’s net asset by Avant and a recapitalization of Avant. Avant is considered the historical registrant and the historical operations presented are those of Avant since Avant obtained 54.55% majority voting control of the Company (see Note 3). All share and per share data in the accompanying consolidated financial statements and footnotes has been retrospectively adjusted for the recapitalization.

On June 5, 2020, pursuant to the Asset Purchase Agreement, the Company; (i) entered into an employment agreement with Dr. Michael Ruxin to serve as the Company’s Chief Executive Officer, President and a director (see Note 10); (ii) entered into an employment agreement with Jeffery Busch to serve as the Company’s Chairman of the Board of Directors (see Note 10) and; (iii) appointed Yvonne Fors to its Board of Directors.

On June 11, 2020, the Company filed a Certificate of Withdrawal of Designation with the Nevada Secretary of State terminating the designation, amount thereof, voting powers, preferences and relative participating, optional and other special rights of the shares of the preferred stock of the Company designated as Series B Preferred Stock (see Note 9).

On August 14, 2020, the Board appointed Mr. Andrew Kucharchuk as Acting Chief Financial Officer of the Company, effective immediately (see Note 11).

On August 14, 2020, the Board approved a change in the Company’s fiscal year end from December 31 to September 30, effective immediately for the current fiscal year, and for all subsequent years until such time as the Board resolves to amend such fiscal year end. The fiscal year has been changed to conform to the September 30 fiscal year end of Avant which is the historical registrant as a result of the Asset Sale Transaction consummated on June 5, 2020 and therefore, no transition report is required (see Note 11).

On September 15, 2020, the Company filed a certificate of designation, preferences and rights of Series E Preferred Stock (the “Series E Certificate of Designation”) with the Nevada Secretary of the State of to designate 2,000 shares of its previously authorized preferred stock as Series E Preferred Stock, par value $0.0001 per share and a stated value of $2,000 per share. The Series E Certificate of Designation and its filing was approved by the Company’s board of directors without shareholder approval as provided for in the Company’s articles of incorporation and under Nevada law (see Note 11).

On September 22, 2020, the Company filed with the Nevada Secretary of State an amendment to its Certificate of Incorporation to change its name from “OncBioMune Pharmaceutical, Inc.” to “Theralink Technologies, Inc.” and increase its authorized shares of common stock from 6,666,667 shares of common stock at $0.0001 per share par value to 12,000,000,000 shares of common stock at $0.0001 per share par value, effective September 24, 2020 (see Note 9 and Note 11). The 1,000 shares of Series D-1 Preferred stock and 4,121.6 shares of Series D-2 Preferred stock were automatically converted into 5,081,549,184 and 41,216,000 shares of common stock, respectively, upon increase of the authorized shares, pursuant to the Certificate of Designations (see Note 11). The change in authorize shares has been retroactively reflected in the accompanying consolidated balance sheets.

On September 24, 2020, Andrew Kucharchuk resigned from his position as Acting Chief Financial Officer, effective immediately. Mr. Kucharchuk continues to serve as a director on the Company’s Board of Directors. On the same day, the Company appointed Thomas E. Chilcott, III, to serve as the Chief Financial Officer (see Note 11).

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information, which present the consolidated financial statements of the Company and its wholly-owned subsidiary as of June 30, 2020. All intercompany transactions and balances have been eliminated. On April 4, 2021, the Company filed with the SEC the audited restated financial statements of Avant for the fiscal year ended September 30, 2019 and related notes on Amendment No. 2 to its Current Report on Form 8-K/A. Accordingly, the interim audited condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the audited financial statements of Avant for the year ended September 30, 2019. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments and non-recurring adjustments) have been made, which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year ending September 30, 2020.

These interim condensed consolidated financial statements for the period ending June 30, 2020 consist of the interim condensed consolidated balance sheets of the Company as of June 30, 2020 and the related interim condensed consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the three and nine month periods ended June 30, 2020 and 2019, and the related notes, and reflect the acquisition of the Company’s net assets pursuant to the Asset Sale Transaction with Avant Diagnostics, Inc. and concurrent recapitalization, which was consummated on June 5, 2020, as more fully disclosed in Note 3.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had net loss and net cash used in operations of $1,837,155 and $2,351,823, respectively, for the nine months ended June 30, 2020. Additionally, the Company had an accumulated deficit, stockholders’ equity and working capital of $39,848,356, $1,043,510 and $218,973 at June 30, 2020. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

The Company cannot provide assurance that it will ultimately achieve profitable operations or become cash flow positive or raise additional debt or equity capital. Additionally, the current capital resources are not adequate to continue operating and maintaining the business strategy for a period of twelve months from the issuance date of this report. The Company will seek to raise capital through additional debt and equity financings to fund its operations in the future.

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

The global pandemic COVID-19, otherwise referred to as the Coronavirus, could impair our ability to raise additional funding or make such funding more costly. The ongoing global pandemic has caused cessation of normal business operations and caused capital markets to decline sharply. This could make it more difficult for the Companies to access capital. It is currently difficult to estimate with any certainty how long the pandemic and resulting curtailment of business will continue, and its effect on capital markets and the Company’s ability to raise funds is, accordingly, difficult to quantify. In addition, to the extent that any of the Company’s personnel or consultants are affected by the virus, this could cause delays or disruption in our planned research and development activities.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the nine months ended June 30, 2020 and year ended September 30, 2019 include, but are not necessarily limited to, the valuation of assets and liabilities of discontinued operations, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of right-of-use (“ROU”) assets and operating lease liabilities, assumptions used in assessing impairment of long-term assets, allowances for sales returns, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

Additionally, the full impact of COVID-19 is unknown and cannot be reasonably estimated. However, the Company has made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operation will be affected.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2020. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

Cash

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. At June 30, 2020 and September 30, 2019, the Company did not have any cash equivalents.

The Company maintains its cash in banks and financial institutions that at times may exceed federally insured limits. There were cash balances in excess of FDIC insured levels as of June 30, 2020 and September 30, 2019. The Company has not experienced any losses in such accounts through June 30, 2020.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Property and Equipment

Fixed assets are stated at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are depreciated over the shorter of the useful life or lease term including scheduled renewal terms. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

Pursuant to ASC 505-50 - Equity-Based Payments to Non-Employees, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07 during the period September 30, 2018, and the adoption did not have any impact on its consolidated financial statements.

Revenue Recognition

In May 2014, FASB issued an Accounting Standards Update, ASU 2014-09, establishing ASC 606 - Revenue from Contracts with Customers. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard during the fiscal year ended September 30, 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on the Company’s sources of revenue, the Company has concluded that ASU 2014-09 did not have any impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers and there was no cumulative effect adjustment. The Company had $24,886 and $75,896 of revenues from operations during the three and nine months ended June 30, 2020.

Cost of Revenue

The cost of revenue consists of the cost of labor, supplies and materials.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis and do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. The allowance for doubtful accounts was $0 at June 30, 2020 and September 30, 2019.

Basic and Diluted Loss Per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of June 30, 2020 and 2019 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	June 30,
	2020	2019
Stock warrants	856,674,588	—
Series C-1 preferred stock	445,301,289	—
Series C-2 preferred stock	733,542,619	—
Series D-1 preferred stock	4,441,433,275	4,392,557,509
Series D-2 preferred stock	41,216,000	—
	6,518,167,771	4,392,557,509

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2020, and September 30, 2019, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of June 30, 2020.

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

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Recent Accounting Pronouncements

The Company reviewed the recent accounting pronouncements and determined that none of the recent accounting pronouncements were applicable. Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 – ASSET SALE AND RECAPITALIZATION TRANSACTION

Avant provides personalized medical data through its Theralink® assays, initially for breast cancer, to assist the treating physician in a data-driven process for treatment decision support and to help enable predictive biomarker-based patient therapy selection. Avant is a developer of phosphoproteomic technologies for measuring the activation state of therapeutic targets and signaling pathways, a key metric for biopharmaceuticals, with applications across multiple cancer types, including breast, non-small cell lung, colorectal, gynecologic and pancreatic, among others.

On June 5, 2020, the Company closed the Asset Purchase Agreement entered into with Avant on May 12, 2020. Pursuant to the Asset Purchase Agreement, the Company acquired substantially all of the assets and business of Avant and assumed certain of its liabilities in the Asset Sale Transaction. Upon the terms and subject to the conditions of the Asset Purchase Agreement, Avant sold to the Company, all of Avant’s title and interest in, to and under all of the assets, properties and rights of every kind and nature, whether real, personal or mixed, tangible or intangible (including goodwill), wherever located and whether existing or hereafter acquired, except for the specific excluded assets, which relate to, or are used or held for use in connection with, Avant’s business. The Company also hired Avant’s employees upon consummation of the Asset Sale Transaction. As consideration for the Asset Sale Transaction, Avant was issued 1,000 shares of a newly created Series D-1 Preferred Stock which held 54.55% of all voting rights on an as-converted basis with the common stock. Upon the increase of the Company’s authorized shares of common stock from 6,666,667 shares to 12,000,000,000 shares effective September 24, 2020, all such shares of Series D-1 Preferred Stock issued to Avant automatically converted into 5,081,549,184 shares of the Company’s common stock. Avant possessed majority voting control of the Company immediately following the Asset Sale Transaction and controlled the Company’s Board of Directors after the termination of the ten-day waiting period required by Rule 14f-1 under the Exchange Act. Accordingly, the Asset Sale Transaction was accounted for, in substance, as an asset acquisition of the Company’s net assets by Avant and a recapitalization of Avant as discussed in detail below under “Accounting for the Asset Sale Transaction”. Avant is considered the historical registrant and the historical operations presented are those of Avant since Avant obtained 54.55% majority voting control of the Company.

On June 5, 2020, pursuant to the Asset Purchase Agreement, the Company; (i) entered into an employment agreement with Dr. Michael Ruxin to serve as the Company’s Chief Executive Officer, President and a director (see Note 10); (ii) entered into an employment agreement with Jeffery Busch to serve as the Company’s Chairman of the Board of Directors (see Note 10) and; (iii) appointed Yvonne Fors to its Board of Directors.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Accounting for the Asset Sale Transaction

The Asset Sale Transaction was accounted for, in substance, as an asset acquisition of the Company’s net assets by Avant and a recapitalization of Avant as the Company did not meet the definition of a business under the framework provided under ASC 805-10-55-5D through 55-6 - Business Combination. Avant is considered the historical registrant and the historical operations presented are those of Avant since Avant obtained 54.55% majority voting control of the Company where, in effect, the Company is the legal acquirer (accounting acquiree) and Avant is the accounting acquirer (legal acquiree).

The cost of the Asset Sale Transaction was determined in accordance with ASC 805-50-30-1 through 30-2 Business Combinations, which states in part that assets are recognized based on their cost to the acquiring entity, which generally includes the transaction costs of the asset acquisition, and no gain or loss is recognized unless the fair value of noncash assets given as consideration differs from the assets’ carrying amounts on the acquiring entity’s books. If the consideration given is not in the form of cash (that is, in the form of noncash assets, liabilities incurred, or equity interests issued), measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable.

In accordance with ASC 805-50-30-1, the fair value of the 1,000 shares of Series D-1 Preferred Stock, issued as consideration, was determined to be $246,656 which was the fair value of the Company’s net assets that were acquired by Avant as of the closing date of the transaction. The cost of the Asset Sale Transaction was allocated to the acquired assets and assumed liabilities based on their estimated fair values.

The following assets and liabilities were assumed in the transaction:

Cash	$675,928
Prepaid expense and other current assets	17,539
Total assets acquired	693,467

Accounts payable and other liabilities	(40,149)
Liabilities of discontinued operations	(406,662)
Total liabilities assumed	(446,811)

Net assets acquired	$246,656

NOTE 4 – MARKETABLE SECURITIES

During the fiscal year ended 2017, the Company acquired 1,000,000 shares of common stock of Amarantus BioScience Holdings, Inc. (“AMBS”) with a fair value of $40,980. The AMBS common stock is recorded as marketable securities in the accompanying balance sheets and its fair value is adjusted every reporting period and the change in fair value is recorded in the statements of operations as unrealized gain or (loss) on investments. During the nine and three months ended June 30, 2020, the Company recorded $11,200 and $4,900, respectively, of unrealized loss. As of June 30, 2020 and September 30, 2019, the fair value of these shares were $6,800 and $18,000, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and once placed in service, are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease terms. Fixed assets consist of the following:

	Estimated Useful Life in Years	June 30, 2020	September 30, 2019
		(Unaudited)
Laboratory equipment	5	$397,432	$103,247
Furniture	5	13,367	—
Leasehold improvements	5	330,309	216,984
Computer equipment	3	51,503	1,329
		792,611	321,560
Less accumulated depreciation		(45,556)	(22,650)
Property and equipment, net		$747,055	$298,910

For the three and nine months ended June 30, 2020, depreciation expense related to property and equipment amounted to $9,675 and $22,906, respectively.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

NOTE 6 – LOANS PAYABLE

In September 2017, the Company entered into a loan agreement with a third-party investor (the “Loan”). Pursuant to the loan agreement, the Company borrowed the principal amount of $1,000. The Loan bears an annual interest rate of 33.3%, is unsecured and in default due to non-payment of the balance pursuant to the repayment terms. As of June 30, 2020, the loan had principal and accrued interest balances of $1,000 and $938, respectively.

NOTE 7 –LEASE LIABILITIES

Financing Lease Payable

Effective November 2018, the Company entered into a financing agreement with the first lessor to finance the purchase of equipment. Pursuant to the financing agreement, the Company shall make monthly payment of $379 for a period of 60 months commencing in November 2018 through October 2023. At the effective date of the financing agreement, the Company recorded a financing lease payable of $16,064.

Effective November 2018, the Company entered into a financing agreement with the second lessor to finance the purchase of equipment. Pursuant to the financing agreement, the Company shall make monthly payment of $1,439 for a period of 60 months commencing in November 2018 through October 2023. At the effective date of the financing agreement, the Company recorded a financing lease payable of $62,394.

Effective March 2019, the Company entered into a financing agreement with the third lessor to finance the purchase of equipment. Pursuant to the financing agreement, the Company shall make monthly payment of $1,496 for a period of 60 months commencing in March 2019 through April 2024. At the effective date of the financing agreement, the Company recorded a financing lease payable of $64,940.

Effective August 2019, the Company entered into a financing agreement with the fourth lessor to finance the purchase of equipment. Pursuant to the financing agreement, the Company shall make monthly payment of $397 for a period of 60 months commencing in August 2019 through August 2024. At the effective date of the financing agreement, the Company recorded a financing lease payable of $19,622.

Effective January 2020, the Company entered into a financing agreement with the fifth lessor to finance the purchase of equipment. Pursuant to the financing agreement, the Company shall make monthly payment of $1,395 for a period of 60 months commencing in January 2020 through December 2024. At the effective date of the financing agreement, the Company recorded a financing lease payable of $68,821.

The significant assumption used to determine the present value of the financing lease payables was the discount rate which ranged from between 8% and 15% based on the Company’s estimated effective rate pursuant to the financing agreements.

Financing lease right-of-use asset (“Financing ROU”) is summarized below:

June 30, 2020
(Unaudited)
Financing ROU asset	$231,841
Less accumulated depreciation	(61,936)
Balance of Financing ROU asset as of June 30, 2020	$169,905

For the three and nine months ended June 30, 2020, depreciation expense related to Financing ROU asset amounted to $11,788 and $34,154, respectively.

Financing lease liability related to the Financing ROU asset is summarized below:

June 30, 2020
(Unaudited)
Financing lease payables for equipment	$231,841
Total financing lease payables	231,841
Payments of financing lease liabilities	(43,710)
Total	188,131
Less: short term portion as of June 30, 2020	(40,969)
Long term portion as of June 30, 2020	$147,162

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Future minimum lease payments under the financing lease agreements at June 30, 2020 are as follows:

Years ending September 30,	Amount
2020	$16,452
2021	61,266
2022	61,266
2023	53,787
2024	40,875
2025	4,185
Total minimum financing lease payments	237,831
Less: discount to fair value	(49,700)
Total financing lease payable at June 30, 2020	$188,131

Operating Lease Right-of-Use (“ROU”) Assets and Operating Lease Liabilities

In December 2019, the Company entered into a lease agreement for its corporate and laboratory facility in Golden, Colorado. The lease is for a period of 60 months commencing in February 2020 and expiring in February 2025. Pursuant to the lease agreement, the lease requires the Company to pay a monthly base rent of; (i) $4,878 in the first year; (ii) $5,026 in the second year; (iii) $5,179 in the third year; (iv) $5,335 in the fourth year and; (v) $5,495 in the fifth year, plus a pro rata share of operating expenses beginning February 2020.

In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs (see Note 2). In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. At the effective date of the lease, the Company recorded right-of-use assets and lease liabilities of $231,337.

For the nine months ended June 30, 2020, lease costs amounted to $19,513 which included base lease costs of $10,414 and other expenses of $9,099, all of which were expensed during the period and included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability was a discount rate of 12% which was based on the Company’s estimated incremental borrowing rate.

Right-of-use asset (“ROU”) is summarized below:

June 30, 2020
(Unaudited)
Operating office lease	$231,337
Less accumulated reduction	(16,389)
Balance of ROU asset as of June 30, 2020	$214,948

Operating lease liability related to the ROU asset is summarized below:

June 30, 2020
(Unaudited)
Operating office lease	$231,337
Total lease liabilities	231,337
Reduction of lease liability	(10,414)
Total	220,923
Less: short term portion as of June 30, 2020	(34,450)
Long term portion as of June 30, 2020	$186,473

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Future base lease payments under the non-cancelable operating lease at June 30, 2020 are as follows:

Years ending September 30,	Amount
2020	$14,634
2021	59,576
2022	61,382
2023	63,236
2024	65,137
2025	27,474
Total minimum non-cancelable operating lease payments	291,439
Less: discount to fair value	(70,516)
Total lease liability at June 30, 2020	$220,923

NOTE 8 – RELATED-PARTY TRANSACTIONS

Andrew Kucharchuk Consulting Agreement

On June 5, 2020, the Company entered into a consulting agreement with Mr. Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor to the Company’s Chief Executive Officer. The agreement shall be effective for a period of six-months, commencing on June 5, 2020 (see Note 3). Thereafter, the agreement shall only renew on a month-to-month basis by mutual agreement of the parties. Pursuant to the agreement, Mr. Kucharchuk shall receive compensation in the amount of $15,000 per month. The agreement was terminated subsequent to June 30, 2020.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Shares Authorized

On September 22, 2020, the Company filed with the Nevada Secretary of State an amendment to its Certificate of Incorporation to change its name from “OncBioMune Pharmaceutical, Inc.” to “Theralink Technologies, Inc.” and increase its authorized shares of common stock from 6,666,667 shares of common stock at $0.0001 per share par value to 12,000,000,000 shares of common stock at $0.0001 per share par value, effective September 24, 2020 (see Note 1 and Note 11). The change in authorize shares has been retroactively reflected in the accompanying consolidated balance sheets.

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

On June 5, 2020, pursuant to the asset sale transaction and recapitalization (see Note 3), 667 shares of Series A were deemed to have been issued.

As of June 30, 2020, there were 667 shares of the Company’s Series A Preferred Stock issued and outstanding held by a former member of the Board of Directors.

Series B Preferred Stock

On March 7, 2017, the Company filed a Certificate of Designation, Preferences and Rights of Series B Preferred Stock (the “Series B Certificate of Designation”) with the Nevada Secretary of State to designate 10,523 shares of its previously authorized preferred stock as Series B Preferred Stock, par value $0.0001 per share and a stated value of $0.0001 per share. The Series B Certificate of Designation and its filing was approved by the Company’s board of directors without shareholder approval as provided for in the Company’s articles of incorporation and under Nevada law. The holders of shares of Series B Preferred Stock were entitled to dividends or distributions share for share with the holders of the common stock, if, as and when declared from time to time by the Board of Directors.

On June 11, 2020, the Company filed a Certificate of Withdrawal of Designation with the Nevada Secretary of State terminating the designation, amount thereof, voting powers, preferences and relative participating, optional and other special rights of the shares of the preferred stock of the Company designated as Series B Preferred Stock (see Note 1).

As of June 30, 2020, there were no shares of the Company’s Series B Preferred Stock issued and outstanding.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Series C-1 Preferred Stock

On May 18, 2020, the Company filed a certificate of designation, preferences and rights of Series C-1 Preferred Stock (the “Series C-1 Certificate of Designation”), as amended on June 9, 2021, with the Nevada Secretary of State to designate 3,000 shares of its previously authorized preferred stock as Series C-1 Preferred Stock, par value $0.0001 per share and a stated value of $4,128.42 per share. The Series C-1 Certificate of Designation and its filing was approved by the Company’s board of directors without shareholder approval as provided for in the Company’s articles of incorporation and under Nevada law. The holders of shares of Series C-1 Preferred Stock have the following preferences and rights:

●	Holders of shares of Series C-1 Preferred Stock are entitled to dividends or distributions on each share on an “as converted” into common stock basis, if, as and when declared from time to time by the Board of Directors.

●	Each share of Series C-1 Preferred Stock is convertible into shares of common stock any time after the Initial Issuance Date at a conversion price of $0.0275 per share. The number of shares of common stock issuable upon conversion shall be determined by dividing (x) the conversion amount (determined by the sum of the stated value thereof plus any additional amount thereon which consist of all dividends, whether declared or not) of such share of Series C-1 by (y) the conversion price of $0.0275 per share (subject to temporary adjustment upon a triggering event as defined by the Series C-1 Certificate of Designation, to 80% of the conversion price). The adjusted conversion price is only in effect until the triggering event is cured. The convertibility of shares of Series C-1 Preferred Stock is limited such that a holder of Series C-1 Preferred Stock may not convert Series C-1 Preferred Stock to common stock to the extent that the number of shares of common stock to be issued pursuant to such conversion, when aggregated with all other shares of common stock owned by the holder at such time, would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934) more than 4.99% of all of the Company’s common stock outstanding.

●	In the event the Company issues or sells any securities including options or convertible securities, except for any Exempt Issuance (as defined in the Series C-1 Certificate of Designation), at a price of or with an exercise price or conversion price of less than $0.00275 per share, then upon such issuance or sale, the Series C-1 Preferred Stock conversion price shall be reduced to the sale price, the exercise price or conversion price of the securities sold. In addition, these preferred shareholders have the right to participate in future equity offerings from the company for twenty four months from the effective date.

●	In the event of the voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of the Series C-1 Preferred Stock shall be entitled to receive, in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders (“Liquidation Funds”) before any amount shall be paid to the holders of any shares of Junior Stock, but pari passu with any Parity Stock (as defined in the Series C-1 Certificate of Designation) then outstanding, an amount per shares of the Series C-1 Preferred Stock equal to the greater of (A) the conversion amount thereof on the date of such payment or (B) the amount per share such holder of Series C-1 Preferred Stock would receive if such holder converted such Series C-1 into common stock immediately prior to the date of the payment, provided that if the Liquidation Funds are insufficient to pay the full amount due to the holders of Series C-1 Preferred Stock and holders of the shares of Parity Stock, then each holder of Series C-1 Preferred Stock and each holder of Parity Stock shall receive a percentage of the Liquidation Funds equal to the full amount of the Liquidation Funds payable to such holder of Series C-1 Preferred Stock and such holder of the Parity Stock as a liquidation preference, in accordance with their respective certificate of designation (or equivalent), as a percentage of the full amount of Liquidation Funds payable to all holders of Series C-1 Preferred Stock and all holders of Parity Stock.

On June 5, 2020, pursuant to the asset sale and recapitalization transaction (see Note 3), 2,966.2212 shares of Series C-1 Preferred Stock was deemed to have been issued.

As of June 30, 2020, the Company had 2,966.2212 shares of Series C-1 Preferred Stock issued and outstanding.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Series C-2 Preferred Stock

On May 18, 2020, the Company filed a certificate of designation, preferences and rights of Series C-2 Preferred Stock (the “Series C-2 Certificate of Designation”) with the Nevada Secretary of State to designate 6,000 shares of its previously authorized preferred stock as Series C-2 Preferred Stock, par value $0.0001 per share and a stated value of $410.27 per share. The Series C-2 Certificate of Designation and its filing was approved by the Company’s board of directors without shareholder approval as provided for in the Company’s articles of incorporation and under Nevada law. The holders of shares of Series C-2 Preferred Stock have the following preferences and rights:

●	Holders of shares of Series C-2 Preferred Stock are entitled to dividends or distributions on each share on an “as converted” into common stock basis, if, as and when declared from time to time by the Board of Directors.

●	Each share of Series C-2 Preferred Stock is convertible into shares of common stock any time after the initial issuance date at a conversion price of $0.00275 per share. The number of shares of common stock issuable upon conversion shall be determined by dividing (x) the conversion amount (determined by the sum of the stated value thereof plus any additional amount thereon) of such share of Series C-2 by (y) the conversion price of $0.00275 per share (subject to temporary adjustment upon a triggering event as defined by the Series C-2 Certificate of Designation to 80% of the conversion price). The adjusted conversion price is only in effect until the triggering event is cured. The convertibility of shares of Series C-2 Preferred Stock is limited such that a holder of Series C-2 Preferred Stock may not convert Series C-2 Preferred Stock to common stock to the extent that the number of shares of common stock to be issued pursuant to such conversion, when aggregated with all other shares of common stock owned by the holder at such time, would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934) more than 4.99% of all of the Company’s common stock outstanding.

●	In the event the Company issues or sells any securities including options or convertible securities, except for any Exempt Issuance (as defined in the Series C-2 Certificate of Designation), at a price of or with an exercise price or conversion price of less than the conversion price, then upon such issuance or sale, the Series C-2 Preferred Stock conversion price shall be reduced to the sale price, the exercise price or conversion price of the securities sold. In addition, these preferred shareholders have the right to participate in future equity offerings from the company for twenty four months from the effective date.

●	In the event of the voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of the Series C-2 Preferred Stock shall be entitled to receive, in cash out of the Liquidation Funds before any amount shall be paid to the holders of any shares of Junior Stock, but pari passu with any Parity Stock (as defined in the Series C-2 Certificate of Designation) then outstanding, an amount per shares of the Series C-2 Preferred Stock equal to the greater of (A) the conversion amount thereof on the date of such payment or (B) the amount per share such holder would receive if such holder converted such Series C-2 into common stock immediately prior to the date of the payment, provided that if the Liquidation Funds are insufficient to pay the full amount due to the holders of Series C-2 Preferred Stock and holders of the shares of Parity Stock, then each holder of Series C-2 Preferred Stock and each holder of Parity Stock shall receive a percentage of the Liquidation Funds equal to the full amount of the Liquidation Funds payable to such holder of Series C-2 Preferred Stock and such holder of the Parity Stock as a liquidation preference, in accordance with their respective certificate of designation (or equivalent), as a percentage of the full amount of Liquidation Funds payable to all holders of Series C-2 Preferred Stock and all holders of Parity Stock.

On June 5, 2020, pursuant to the asset sale and recapitalization transaction (see Note 3), 4,916.865 shares of Series C-2 Preferred Stock was deemed to have been issued.

As of June 30, 2020, the Company had 4,916.865 shares of Series C-2 Preferred Stock issued and outstanding.

Series D-1 Preferred Stock

On May 18, 2020, the Company filed a certificate of designation, preferences and rights of Series D-1 Preferred Stock (the “Series D-1 Certificate of Designation”) with the Nevada Secretary of State to designate 1,000 shares of its previously authorized preferred stock as Series D-1 Preferred Stock, par value $0.0001 per share and a stated value of $9,104.89 per share. The Series D-1 Certificate of Designation and its filing was approved by the Company’s board of directors without shareholder approval as provided for in the Company’s articles of incorporation and under Nevada law. The holders of shares of Series D-1 Preferred Stock had the following preferences and rights:

●	Holders of shares of Series D-1 Preferred Stock were entitled to dividends or distributions on each share on an “as converted” into common stock basis, if, as and when declared from time to time by the Board of Directors.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

●	Each share of Series D-1 Preferred Stock is convertible into a pro rata portion of 54.55% of the Fully Diluted Equity (as defined in the Series D-1 Certificate of Designation) of the Company upon the effectiveness of the amendment to the Company’s Articles of Incorporation to increase the Company’s authorized common stock, par value $0.0001 per share, from 6,666,667 shares to 12,000,000,000 shares, which occurred on September 24, 2020 ( the “Conversion Date”).

●	Prior to the Conversion Date, each holder of Series D-1 Preferred Stock was entitled to the whole number of votes equal to the number of shares of common stock into which such holder’s Series D-1 Preferred Stock would be convertible on the record date for the vote or consent of stockholders, and otherwise had voting rights and powers equal to the voting rights and powers of the common stock. To the extent that under the Nevada Revised Statutes (“NRS”) the vote of the holders of the Series D-1, voting separately as a class or series as applicable, was required to authorize a given action, the affirmative vote or consent of the holders of a majority of the shares of the outstanding Series D-1, constituted the approval of such action by both the class or the series, as applicable (except as otherwise may be required under the NRS).

For the nine months ended 6/30/20, the Company issued an aggregate of 1 share of D-1 Preferred Stock in exchange for the settlement of certain accrued compensation and the conversion of debt valued at $676,369.

For the nine months ended 6/30/20, the company sold 7 shares of D-1 Preferred Stock for net proceeds of $2,590,000.

As of June 30, 2020, the Company had 1,000 shares of Series D-1 Preferred Stock issued and outstanding, all of which were converted into 5,081,549,184 shares of common stock subsequent to June 30, 2020.

Series D-2 Preferred Stock

On May 18, 2020, the Company filed a certificate of designation, preferences and rights of Series D-2 Preferred Stock (the “Series D-2 Certificate of Designation”) with the Secretary of State of the State of Nevada to designate 4,360 shares of its previously authorized preferred stock as Series D-2 Preferred Stock, par value $0.0001 per share and a stated value of $500 per share. The Series D-2 Certificate of Designation and its filing was approved by the Company’s board of directors without shareholder approval as provided for in the Company’s articles of incorporation and under Nevada law. The holders of shares of Series D-2 Preferred Stock have the following preferences and rights:

●	Holders of shares of Series D-2 Preferred Stock are entitled to dividends or distributions on each share on an “as converted” into common stock basis, if, as and when declared from time to time by the Board of Directors.

●

Each share of Series D-2 Preferred Stock are convertible into 10,000 shares of common stock (“Conversion Rate”). Upon the terms and in the manner set forth in Section 5 of the Series D-2 Certificate of Designation, each outstanding share of the Series D-2 Preferred Stock shall automatically be converted upon the effectiveness of the amendment to the Company’s Articles of Incorporation to increase the Company’s authorized common stock, par value $0.0001 per share, from 6,666,667 shares to 12,000,000,000 shares, which occurred on September 24, 2020 ( the “Conversion Date”)., into a number of fully-paid and nonassessable shares of Common Stock determined by multiplying such share of Series D-2 Preferred Stock by the Conversion Rate (such shares of Common Stock issuable upon Conversion, the “Conversion Shares”).

●	Each holder of Series D-2 Preferred Stock shall be entitled to the whole number of votes equal to the number of shares of common stock into which such holder’s Series D-2 would be convertible on the record date for the vote or consent of stockholders and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. To the extent that under the NRS the vote of the holders of the Series D-2 Preferred Stock, voting separately as a class or series as applicable, is required to authorize a given action of the Corporation, the affirmative vote or consent of the holders of a majority of the shares of the outstanding Series D-2 Preferred Stock, shall constitute the approval of such action by both the class or the series, as applicable (except as otherwise may be required under the NRS).

●	In the event of the voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of the Series D-2 Preferred Stock shall be entitled to receive, in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders (“Liquidation Funds”) before any amount shall be paid to the holders of any shares of Junior Stock, but pari passu with any Parity Stock (as defined in the Certificate of Designation) then outstanding , an amount per shares of the Series D-2 Preferred Stock equal to the greater of (A) the Conversion Amount thereof on the date of such payment or (B) the amount per share such Holder would receive if such Holder converted such Series D-2 into common stock immediately prior to the date of the payment, provided that if the Liquidation Funds are insufficient to pay the full amount due to the Holders and holders of the shares of Parity Stock, then each Holder and each holder of Parity Stock shall receive a percentage of the Liquidation Funds equal to the full amount of the Liquidation Funds payable to such Holder and such holder of the Parity Stock as a liquidation preference, in accordance with their respective certificate of designation (or equivalent), as a percentage of the full amount of Liquidation Funds payable to all holders of Series D-2 Preferred Stock and all holders of Parity Stock.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

On June 5, 2020, the Company is deemed to have issued 4,121.64 shares of Series D-2 Preferred Stock pursuant to the Asset Sale Transaction and recapitalization.

As of June 30, 2020, the Company had 4,121.64 shares of Series D-2 Preferred Stock issued and outstanding, all of which were converted into 41,216,450 shares of common stock, subsequent to June 30, 2020.

Common Stock

On June 5, 2020, the Company is deemed to have issued 1,398,070 shares of common stock pursuant to the Asset Sale Transaction and recapitalization.

As of June 30, 2020, the Company had 1,398,070 shares of common stock issued and outstanding.

Warrants

In November 2019, in connect with the sale of series D-1 preferred stock, the Company issued certain warrants to a subscriber. On June 5, 2020, in connection with the Asset Sale Transaction and recapitalization, the company issued 656,674,588 new warrants to the same subscriber in exchange for the previously issued warrants. The new warrants are exercisable immediately at an exercise price of $0.00214 and expire on November 27, 2024.

On June 5, 2020 in connection with the Asset Sale Transaction and the recapitalization transaction, the Company issued 200,000,000 warrants to two investors. The warrants are exercisable three-months after the grant date at an exercise price of $0.00214 and expires on five-years form the vest date.

As of June 30, 2020, the Company had 856,674,588 warrants issued and outstanding.

Warrants activities for the nine months ended June 30, 2020 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (Years)	Value
Balance Outstanding at September 30, 2019	—	$—	—	$—
Warrants issued in connection with the sale of Series D-1 preferred stock	656,674,588	0.002	4.41	—
Deemed issuance in connection with the asset sale and recapitalization transaction (see Note 3)	200,000,000	0.003	5.19	—

Balance Outstanding at June 30, 2020	856,674,588	$0.002	4.59	$—
Exercisable at June 30, 2020	656,674,588	$0.002	4.41	$—

Stock options

Effective February 18, 2011, the Company’s Board of Directors (“Board”) adopted and approved the 2011 stock option plan. A total of 57 options to acquire shares of the Company’s common stock were authorized under the 2011 stock option plan and during the twelve-month period after the first anniversary of the adoption of the 2011 stock option plan, the Company’s board of directors and during each twelve-month period thereafter, our board of directors is authorized to increase the number of options authorized under this plan by up to 14 shares. No options were granted under the 2011 stock option plan as of June 30, 2020.

On April 28, 2020, the Board approved the 2020 Equity Incentive Plan (the “Plan”), as amended on May 29, 2020. The Plan shall be effective upon approval by the Stockholders which shall be within twelve (12) months after the approval of the Board. No Incentive Stock Option shall be exercised unless and until the Plan has been approved by the Stockholders. Upon the effective date of the Plan and the effectiveness of the authorized share increase, which occurred on September 24, 2020, 3,043,638,781 shares of the Company’s common stock were be reserved for issuance under the Plan (the “Reserved Share Amount”), subject to the adjustments described in the Plan, and such Reserved Share Amount, when issued in accordance with the Plan, shall be validly issued, fully paid, and non-assessable. Pursuant to the Plan, the option price of each incentive stock option (except those that constitute substitute awards under the Plan) shall be at least the fair market value of a share of common stock on the respective grant date; provided, however, that in the event that a grantee is a ten-percent stockholder as of the grant date, the option price of an incentive stock option shall be not less than 110% of the fair market value of a share on the grant date. The stock option plan has not yet been approved by the shareholders.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

As of June 30, 2020, the Company had no options issued and outstanding.

NOTE 10 – COMMITMENT AND CONTINGENCIES

Employment Agreements

Michael Ruxin, M.D.

On June 5, 2020, the Company and Dr. Michael Ruxin. entered into an employment agreement (the “Ruxin Employment Agreement”) for Dr. Ruxin to serve as the Company’s Chief Executive Officer, President and a director (see Note 3).

The Ruxin Employment Agreement provides that Dr. Ruxin will be employed for a five-year term commencing on June 5, 2020, automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Dr. Ruxin will be entitled to receive an annual base salary of $300,000 and will be eligible for an annual discretionary bonus of 150% of such base salary. In the Ruxin Employment Agreement, Dr. Ruxin is also promised, subject to the approval of the Board or a committee thereof, and under the 2020 Equity Incentive Plan (i) a one-time grant of 49,047,059 Restricted Stock Units (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of Common Stock, both of which will be subject to the terms and conditions of the applicable award agreement when executed. Dr. Ruxin is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As of June 30, 2020, the RSUs and options have not yet been granted or issued since the Board has not yet approved the grants and the Equity Incentive Plan has not been approved by the shareholders.

Dr. Ruxin is an “at-will” employee and his employment may be terminated by the Company at any time, with or without cause. In the event Dr. Ruxin’s termination of employment is the result of termination by the Company without Cause (as defined in the Ruxin Agreement), with Good Reason (as defined in the Ruxin Agreement) or as a result of a non-renewal of the term of employment under the Ruxin Agreement, Dr. Ruxin shall be entitled to receive the sum of (I) the Severance Multiple (as defined below), multiplied by his base salary immediately prior to such termination and (II) a pro-rata portion of his bonus for the year in which such termination occurs equal to (a) his bonus for the most recently completed calendar year (if any), multiplied by (b) a fraction, the numerator of which is the number of days that have elapsed from the beginning of such calendar year through the date of termination and the denominator of which is the total number of days in such calendar year. “Severance Multiple” shall mean 3.0; provided, however, that if the date of termination occurs on or at any time during the twelve (12)-month period following a Change in Control (as defined in the Ruxin Agreement), the Severance Multiple shall mean 4.0. In addition, the Company shall accelerate the vesting of any outstanding, unvested equity awards granted to Dr. Ruxin prior to the date of termination and he shall be entitled to reimbursement of any COBRA payment made during the 18-month period following the date of termination.

The Ruxin Agreement also contains covenants (a) restricting the executive from engaging in any activity competitive with our business during the term of the employment agreement and in the event of termination, for a period of one year thereafter, (b) prohibiting the executive from disclosing confidential information regarding the Company, and (c) soliciting employees, customers and prospective customers during the term of the employment agreement and for a period of one year thereafter.

Jeffrey Busch

On June 5, 2020, the Company and Jeffrey Busch entered into an employment agreement (the “Busch Employment Agreement”) for Mr. Busch to serve as the Company’s Chairman of the Board of Directors (see Note 3).

The Busch Employment Agreement provides that Mr. Busch will be employed for a five-year term commencing on June 5, 2020, automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Mr. Busch will be entitled to receive an annual base salary of $60,000 and will be eligible for an annual discretionary bonus. In the Busch Employment Agreement, Mr. Busch is also promised, subject to the approval of the Board or committee thereof, and under the 2020 Equity Incentive Plan (i) a one-time grant of 49,047,059 Restricted Stock (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of Common Stock, both of which will be subject to the terms and conditions of the applicable award agreement when executed. Mr. Busch is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As of June 30, 2020, the RSUs and options have not yet been granted or issued since the Board has not yet approved the grants and the Equity Incentive Plan has not been approved by the shareholders.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

Mr. Busch is an “at-will” employee and his employment may be terminated by the Company at any time, with or without cause. In the event Mr. Busch’s termination of employment is the result of termination by the Company without Cause (as defined in the Busch Agreement), with Good Reason (as defined in the Busch Agreement) or as a result of a non-renewal of the term of employment under the Busch Agreement, Mr. Busch shall be entitled to receive the sum of (I) the Severance Multiple (as defined below), multiplied by his base salary immediately prior to such termination and (II) a pro-rata portion of his bonus for the year in which such termination occurs equal to (a) his bonus for the most recently completed calendar year (if any), multiplied by (b) a fraction, the numerator of which is the number of days that have elapsed from the beginning of such calendar year through the date of termination and the denominator of which is the total number of days in such calendar year. “Severance Multiple” shall mean 3.0; provided, however, that if the date of termination occurs on or at any time during the twelve (12)-month period following a Change in Control (as defined in the Busch Agreement), the Severance Multiple shall mean 4.0. In addition, the Company shall accelerate the vesting of any outstanding, unvested equity awards granted to Mr. Busch prior to the date of termination and he shall be entitled to reimbursement of any COBRA payment made during the 18-month period following the date of termination.

The Busch Agreement also contains covenants (a) restricting the executive from engaging in any activity competitive with our business during the term of the employment agreement and in the event of termination, for a period of one year thereafter, (b) prohibiting the executive from disclosing confidential information regarding the Company, and (c) soliciting employees, customers and prospective customers during the term of the employment agreement and for a period of one year thereafter.

Lease

In December 2019, the Company entered into a lease agreement its corporate and laboratory facility in Golden, Colorado. The lease is for a period of 60 months commencing in February 2020 and expiring in February 2025 (see Note 7).

Other Contingencies

On June 5, 2020, the Company recorded a contingent liability of $62,240 resulting from certain liabilities of Avant prior to the asset sale and recapitalization transaction (see Note 3). Pursuant to ASC 450-20 - Loss Contingencies, liabilities for contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

NOTE 11 – SUBSEQUENT EVENTS

On August 14, 2020, the Board approved a change in the Company’s fiscal year end from December 31 to September 30, effective immediately for the current fiscal year, and for all subsequent years until such time as the Board resolves to amend such fiscal year end. The fiscal year has been changed to conform to the September 30 fiscal year end of Avant which is the historical registrant as a result of the Asset Sale Transaction consummated on June 5, 2020 and therefore, no transition report is required (see Note 1).

On September 15, 2020, the Company filed a certificate of designation, preferences and rights of Series E Preferred Stock (the “Series E Certificate of Designation”) with the Nevada Secretary of the State to designate 2,000 shares of its previously authorized preferred stock as Series E Preferred Stock, par value $0.0001 per share and a stated value of $2,000 per share. The Series E Certificate of Designation and its filing was approved by the Company’s board of directors without shareholder approval as provided for in the Company’s articles of incorporation and under Nevada law (see Note 1). The holders of shares of Series E Preferred Stock have the following preferences and rights:

●	From the initial issuance date, cumulative dividends on each share of Series E shall accrue, on a quarterly basis in arrears (with any partial quarter calculated on a pro-rata basis), at the rate of 8% per annum on the Stated Value, plus any additional amount thereon. Dividends shall be paid within 15 days after the end of each fiscal quarter (“Dividend Payment Date”), at the option of the Holder in cash or through the issuance of shares of common stock. In the event that the Holder elects to receive its dividends in shares of common stock the number of shares of common stock to be issued to each applicable Holder shall be determined by dividing the total dividend outstanding to such Holder by the average closing price of the common stock during the five trading days on the principal market prior to the Dividend Payment Date.

●	Holders of shares of Series E Preferred Stock are entitled to dividends or distributions on each share on an “as converted” into common stock basis, if, as and when declared from time to time by the Board of Directors.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

(UNAUDITED)

●	Each share of Series E Preferred Stock is convertible into shares of common stock any time after the initial issuance date at the Conversion Price which is the lesser of: (i) $0.00375 or (ii) 75% of the average closing price of the common stock during the prior five trading days on the principal market, subject to adjustment as provided in the Series E Certificate of Designation. Provided, however, the Conversion Price shall never be less than $0.0021. The number of shares of common stock issuable upon conversion shall be determined by multiplying the number of outstanding shares by the stated value per share of $2,000 plus accrued dividends and dividing that number by (y) the Conversion Price.

●

In connection with, (i) a Change of Control of the Corporation or (ii) on the closing of, a Qualified Public Offering by the Corporation, all of the outstanding shares of Series E (including any fraction of a share) shall automatically convert into an aggregate number of shares of Common Stock (including any fraction of a share) by multiplying the number of outstanding shares by the stated value per share of $2,000 plus accrued dividends and dividing that number (including any fraction of a share) by the lesser of: (i) $0.00375 or (ii) 75% of the average closing price of the common stock during the prior five trading days on the principle market. However, the conversion price shall never be less than $0.0021. If a closing of a Change of Control transaction or a Qualified Public Offering occurs, such automatic conversion of all of the outstanding shares of Series E shall be deemed to have been converted into shares of Common Stock immediately prior to the closing of such transaction or Qualified Public Offering.

●	In the event the Company issues or sells any securities including options or convertible securities, except for any Exempt Issuance (as defined in the Series E Certificate of Designation), at a price, an exercise price or conversion price of less than the conversion price, then upon such issuance or sale, the Series E Preferred Stock conversion price shall be reduced to the sale price or the exercise price or conversion price of the securities sold.

●	Holder of Series E Preferred Stock have no voting rights.

On September 16, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with an investor to purchase an aggregate amount of 1,000 shares of the newly created Series E Convertible Preferred Stock of the Company (the “Series E Preferred”) for an aggregate investment amount of $2,000,000. The Company’s Series E Preferred Stock has a stated value of $2,000 per share and shall accrue, on a quarterly basis in arrears, dividends at the rate of 8% per annum on the stated value. The dividends shall be paid quarterly at the option of the holder of the Series E Preferred in either cash or shares of common stock of the Company. The Series E Preferred is convertible at any time after the date that is two days after the filing of an amendment to the Company’s certificate of incorporation with the Nevada Secretary of State to increase the Company’s authorized common stock to 12,000,000,000 which became effective on September 24, 2020. The number of shares of common stock issuable on the conversion of the Series E Preferred is determined by dividing the stated value of the number of shares being converted, plus any accrued and unpaid dividends, by the lesser of: (i) $0.00375 and (ii) 75% of the average closing price of the Company’s common stock during the prior five trading days; provided, however, the conversion price shall never be less than $0.0021. For eighteen months from the anniversary of the closing, the Company needs to obtain consent from a group of investors prior to engaging in any future capital raises.

On September 22, 2020, the Company filed with the Nevada Secretary of State an amendment to its Certificate of Incorporation to change its name from “OncBioMune Pharmaceutical, Inc.” to “Theralink Technologies, Inc.” and increase its authorized shares of common stock from 6,666,667 shares of common stock at $0.0001 per share par value to 12,000,000,000 shares of common stock at $0.0001 per share par value, effective September 24, 2020 (see Note 1 and Note 9). The 1,000 shares of Series D-1 Preferred stock and 4,121.6 shares of Series D-2 Preferred stock were automatically converted into 5,081,549,184 and 41,216,000 shares of common stock, respectively, upon the increase in the authorized shares, pursuant to the respective Certificates of Designation (see Note 1).

On September 24, 2020, the Company appointed Thomas E. Chilcott, III, to serve as the Chief Financial Officer. The Company entered into an offer letter with Mr. Chilcott which provides that his base salary will be $225,000 per year and that he will be eligible to receive the following bonuses: $5,000 if the Company’s next Annual Report on Form 10-K is filed on or prior to December 12, 2020; $5,000 if the Company files a registration statement on Form S-1 on or prior to January 15, 2021; $5,000 if the Company completes a capital raise of at least $3,000,000 on or prior to Apri1 15, 2021; $20,000 if the Company completes a capital raise of at least $10,000,000 on or prior to September 30, 2021; and $15,000 if the Company successfully lists on a Nasdaq stock market on or before December 31, 2021. Mr. Chilcott is entitled to participate in all medical and other benefits that the Company has established for its employees. The offer letter also provides that Mr. Chilcott will be granted an option to purchase up to 94,545,096 shares of the Company’s common stock subject to terms including exercise price to be set by the Board of Directors of the Company (see Note 1).

From February 16, 2021 through April 14, 2021, the Company, entered into Subscription Agreements with fourteen accredited investors to sell, in a private placements, an aggregate of 431,309,904 shares of its common stock, par value $0.0001 per share, at a purchase price of $0.00313 per share for an aggregate purchase price of $1,350,000. The Shares sold by the Company under these Subscription Agreements were in reliance upon an exemption from the registration requirements of the Act afforded by Section 4(a)(2) of the Act and/or Rule 506 of Regulation D thereunder. The private placements were made directly by the Company and no underwriter or placement agent was engaged by the Company. The Company did not engage in general solicitation or advertising and did not offer securities to the public in connection with this offering.

On May 12, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an investor (the “Investor”) to purchase a convertible note (the “Note”) and accompanying warrant (the “Warrant”) for an aggregate investment amount of $1,000,000. The Note has a principal value of $1,000,000 and bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Note)) and shall mature on May 12, 2026 (the “Maturity Date”). The Note is convertible at any time into shares of the Company’s common stock at a conversion price equal to $0.00313 per share for any amount of principal and accrued interest remaining outstanding (subject to adjustment as provided therein). The Company may prepay the Note at any time in an amount equal to 110% of the outstanding principal balance and accrued interest. In connection with the Note, the Investor was issued a Warrant to purchase up to 63,897,764 shares of common stock at an exercise price of $0.00313 per share (subject to adjustment as provided therein) until May 12, 2026. The Warrants are exercisable for cash at any time. In connection with the Company’s obligations under the Note, the Company entered into a security agreement (the “Security Agreement”) with Ashton Capital Corporation as agent, pursuant to which the Company granted a lien on certain pieces of laboratory equipment of the Company (the “Collateral”), for the benefit of the Investor, to secure the Company’s obligations under the Note. Upon an Event of Default (as defined in the Notes), the Investor may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

On June 9, 2021, the Company filed an Amendment (the “CoD Amendment") to the Series C-1 Certificate of Designation with the Nevada Secretary of State. The filing of the CoD Amendment was approved by the Board on June 8, 2021, and by the holders of the majority of the outstanding shares of Series C-1 Preferred Stock on June 8, 2021.

The CoD Amendment sets the triggering price for the anti-dilution price protection at $0.00275 per share, the same price as is in the Series C-2 Certificate of Designation. All other terms of the Series C-1 Certificate of Designation remain unchanged and in full force and effect.

The foregoing description of the CoD Amendment is qualified in its entirety by reference to the CoD Amendment, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 3.3.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with our historical financial statements. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see Part II, Item 1A of this Quarterly Report on Form 10-Q, “Risk Factors,” and the risk factors included in our 2019 Annual Report.

Special Note Regarding COVID-19

In December 2019, a novel strain of coronavirus known as COVID-19 was reported to have surfaced in China, and by March 2020 the spread of the virus had resulted in a world-wide pandemic. The U.S. economy was largely shut down by mass quarantines and government mandated stay-at-home orders (the “Orders”) to halt the spread of the virus. These Orders have required some of our employees to work from home when possible, and other employees have been entirely prevented from performing their job duties until the Orders are relaxed or lifted. The COVID-19 pandemic has required alternative selling approaches such as through social media. We may be unable to avoid future reductions in net revenue using these alternative selling approaches that avoid direct contact with our customers. The world-wide response to the pandemic has resulted in a significant downturn in economic activity and there is no assurance that government stimulus programs will successfully restore the economy to the levels that existed before the pandemic. If an economic recession or depression is sustained, it could have a material adverse effect on our business as demand for our technology could decrease.

While some of these Orders were relaxed or lifted in different jurisdictions at various times during the nine months ended June 30, 2020, the overall impact of COVID-19 continues to have an adverse impact on business activities around the world. There is no assurance that Orders that were previously relaxed or lifted will not be reinstated as the spread of COVID-19 continues. For example, many jurisdictions have recently reinstated masking orders after test results have showed a resurgence of the pandemic. Resurgence of the pandemic in some markets has slowed the reopening process of businesses in those areas, including Europe where additional lockdowns have been recently reinstated. If COVID-19 infection trends continue to reverse and the pandemic intensifies and expands geographically, its negative impacts on our sales could be more prolonged and may become more severe. The long-term financial impact on our business cannot be reasonably estimated at this time.

Overview

Theralink is a commercial-stage precision medicine and molecular data-generating company that focuses on the development and commercialization of a series of patented, proprietary data-generating assays that may provide important actionable information for physicians and patients, as well as biopharmaceutical companies, in the areas of oncology. Avant’s near-term goal is to commercialize the technology originally developed by Theranostics, a company whose assets Avant acquired in May 2016. The company differentiates itself by:

●	An exclusive license agreement with George Mason University (“GMU”), that has well-published scientists in our area of expertise;
●	Having access to the Ph.D.’s at GMU who have completed pioneering work in phosphoproteomic-based biomarkers diagnostics;
●	Domain expertise in cancer biomarker and data-generating laboratory testing data;
●	Development of proprietary, cutting edge assays focused on precision oncology care;
●	Building revenue streams based on our proprietary technology Theralink®.
●	Having a patent portfolio licensed from GMU and the NIH.

Theralink is advancing its patented, proprietary technology in the field of phosphoproteomic research, a sector which has emerged as one of the most exciting new components in the high-growth field of precision molecular diagnostics. The Theralink® platform makes it possible to generate an accurate and comprehensive portrait of protein pathway activation in diseased cells from each patient, and thereby determining which individuals may be better responders to certain targeted molecular therapies. The platform enables the quantitative measurement of the level of activation. Moreover, the sensitivity is many times greater than conventional mass spectrometry and other protein immunoassays. Initially spun-out of GMU in 2006, and subsequently brought to the federal government’s Center for Medicare & Medicaid Services’ (“CMS”) Clinical Laboratory Improvement Amendments (“CLIA”) standards, the diagnostics suite is highly relevant for oncology patient management today that may improve (i) chemotherapy drug selection; (ii) immunotherapy drug selection; and (iii) optimization of combination therapy selection.

The biomarker and data-generating tests may provide biopharmaceutical companies, clinical scientists and physicians with molecular-based guidance as to which patients may benefit from the new, molecular targeted therapeutics being developed and used to treat various life-threatening oncology diseases, as well as existing treatment standards that are recognized as the standard of care in the oncology treatment community. This addresses the core aspect of precision treatment today – identifying which individuals are more likely to respond to specific targeted molecular therapies, thus forming the basis for personalized medicine.

The technology is based upon the pioneering work of three noted scientists, Drs. Lance Liotta, Emanuel Petricoin and Virginia Espina in proteomic-based diagnostics. Avant benefits from a portfolio of intellectual property derived from licensing agreements with:

●	The US Public Health Service (“PHS”), the federal agency that supervises the National Institutes of Health (“NIH”), which provides Avant with broad protection around its technology platform; and

●	GMU which provides access to additional intellectual property around improvements to the technology platform and biomarker signatures that form the basis for future diagnostic products.

Theralink is committed to advancing the technologies from GMU and the NIH as a platform for the development of new clinical biomarkers and diagnostics. These diagnostic and monitoring products have the potential to provide biopharmaceutical companies and doctors with critical molecular-based knowledge to make the best therapeutic decisions based on a patient’s unique, individual medical needs.

Our plan of operation over the next 12 months is to:

●	Complete the leasehold improvements and setting up all laboratory equipment to CLIA and College of American Pathologists (“CAP”) standards;
●	Hire a full-time Lab Director, two additional Business Development Professionals, four LCM techs, two histotechs and an Office Manager;
●	Open the laboratory under Good Laboratory Practice (“GLP”) compliance;
●	Choose members to sit on our Medical and Scientific Advisory Boards;
●	Establish a CAP/CLIA lab, in coordination with GMU scientists, that accesses tumor samples and other medical specimens, such as blood and hair follicles, that provide the basis to drive revenue channels;
●	Continue to validate the Theralink® cancer biomarker technology under CAP/CLIA standards to provide personalized medicine regarding treatment options for biopharmaceutical companies, clinical oncologists and their cancer patients;
●	Grow revenue generated from pharmaceutical companies.
●	Complete partnerships with pharmaceutical companies to perform oncology-related data-generating testing services to create revenue; and
●	Continue to seek financing to grow the company.

As of the date of this Quarterly Report on Form 10-Q, the following plans have been completed:

●	The leasehold improvements in the lab have been completed.
●	The lab has received CLIA certification including California CLIA certification.
●	A full-time Lab Director, two additional business development professionals, four techs and two histotechs have been hired.
●	The lab is GLP compliant.
●	Our CLIA lab, with GMU scientists as consultants, is now accessioning tumor and biopharmaceutical samples that provide the basis to drive revenue channels.

Results of Operations

Three and Nine months Ended June 30, 2020 Compared to Three and Nine months Ended June 30, 2019

Revenue

●	For the three months ended June 30, 2020 and 2019, total revenue was $24,886 and $0, respectively, an increase of $24,886 or 100%. The increase was primarily attributable to performance under research and development contracts for pharmaceutical companies in 2020.

●	For the nine months ended June 30, 2020 and 2019, total revenue was $75,896 and $0, respectively, an increase of $75,896 or 100%. The increase was primarily attributable to performance under research and development contracts for pharmaceutical companies in 2020.

Costs of Revenues

●	For the three months ended June 30, 2020 and 2019, cost of revenue was $7,422 and $0, respectively, an increase of $7,422 or 100%. The increase was primarily attributable to the increase in revenue discussed above.

●	For the nine months ended June 30, 2020 and 2019, cost of revenue was $23,421 and $0, respectively, an increase of $23,421 or 100%. The increase was primarily attributable to the increase in revenue discussed above.

Gross Margin

●	For the three months ended June 30, 2020 and 2019, gross margin was $17,464 and $0, respectively, an increase of $17,464 or 100%. The increase was primarily attributable to the increase in revenue and cost of revenue discussed above.

●	For the nine months ended June 30, 2020 and 2019, gross margin was $52,475 and $0, respectively, an increase of $52,475 or 100%. The increase was primarily attributable to the increase in revenue and cost of revenue discussed above.

Operating Expenses

For the three months ended June 30, 2020 operating expenses from operations amounted to $975,208 as compared to $375,380 for the three months ended June 30, 2019, an increase of $599,828, or 160%. For the nine months ended June 30, 2020 operating expenses from operations amounted to $2,032,850 as compared to $1,114,787 for the nine months ended June 30, 2019, an increase of $918,063, or 82%.

For the three and nine months ended June 30, 2020 and 2019, operating expenses consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Professional fees	$322,921	$139,780	$470,638	$396,089
Consulting fee - related party	8,650	51,242	64,125	206,767
Compensation expense	372,610	69,380	822,329	228,815
Licensing fees	12,750	12,886	38,920	39,046
General and administrative expenses	258,277	102,092	639,838	244,070
Total	$975,208	$375,380	$2,032,850	$2,224,787

Professional fees

●	For the three months ended June 30, 2020, professional fees increased by $183,141 or 131%, compared to June 30, 2019. The increase was primarily attributable to an increase in consulting fee of $63,633, IT services of $14,689, legal fees of $40,851 and talent search fee of $63,000.

●	For the nine months ended June 30, 2020, professional fees increased by $74,549 or 19%, as compared to June 30, 2019. The increase was primarily attributable to a decrease in accounting fees of $12,125, a decrease in legal fees of $41,628 offset by an increase in consulting fee of $25,085, an increase in IT services of $13,423 and an increase in talent search fees of $90,000.

Consulting fee - related party

●	For the three months ended June 30, 2020, consulting fee - related party decreased by $42,592 or 83%, compared to June 30, 2019. The decrease was the result of the Company terminating the consulting agreements with AVDX Investors Group, whose partner is on our board of directors, in May 2019 and International Infusion whose principal owner served as an officer of the Company in December 2019.

●	For the nine months ended June 30, 2020, consulting fee - related party decreased by $142,642 or 69%, as compared to June 30, 2019. The decrease was the result of the Company terminating the consulting agreements with AVDX Investors Group, whose partner is on our board of directors, in May 2019 and International Infusion whose principal owner served as an officer of the Company in December 2019.

Compensation expense

●	For the three months ended June 30, 2020, compensation expense increase by $303,230 or 437%, as compared June 30, 2019. The increase was attributable to an increase in administrative compensation and related expenses of $295,682 and an increase in employee benefits of $7,548 resulting from an increase of employees in 2020.

●	For the nine months ended June 30, 2020, compensation expense increase by $593,514 or 259%, as compared to June 30, 2019. The increase was attributable to an increase in administrative compensation and related expenses of $308,654 and an increase in employee benefits of $22,148 resulting from an increase of employees in 2020.

Licensing fees

●	For the three months ended June 30, 2020, licensing fee decreased by $136 or 1%, as compared June 30, 2019.

●	For the nine months ended June 30, 2020, licensing fee decreased by $126 or 0.32%, as compared to June 30, 2019.

General and administrative expenses

●	For the three months ended June 30, 2020, general and administrative expenses increased by $156,185 or 153%, as compared to June 30, 2019. The increase was primarily due to an increase in biological expense of $99,980, an increase in repairs and maintenance of $17,943, an increase in filing fees of $14,503 and an increase in rent expense of $14,355. The increase was a result of greater revenue producing activities in 2020.

●	For the nine months ended June 30, 2020, general and administrative expenses increased by $395,768 or 161%, as compared to June 30, 2019. The increase was primarily due to an increase in director’s fees of $45,000, an increase in biological expense of $209,261, an increase in repairs and maintenance of $50,391, an increase in rent expense of $21,583 and an increase in depreciation of $23,697. The increase was a result of greater revenue producing activities in 2020.

Loss from Operations

●	For the three months ended June 30, 2020, the loss from operations amounted to $957,744 as compared to $375,380 for the three months ended June 30, 2019, an increase of $582,364, or 155%. The increase was primarily a result of greater operating expenses as discussed above.

●	For the nine months ended June 30, 2020, the loss from operations amounted to $1,980,375 as compared to $1,114,787 for the nine months ended June 30, 2019, an increase of $865,588 or 78%. The decreases are primarily a result of greater operating expenses as discussed above.

Other Income (Expense)

●	For the three months ended June 30, 2020, we had total other income, net of $165,391 as compared to other (expense), net of $(51,151) for the three months ended June 30, 2019, a positive change of $216,542 or 423%. This change was primarily due to a decrease in interest expense of $4,107, an increase in gain on debt extinguishment of $108,060, a decrease in loss on legal settlement of $30,100, an increase in gain on foreign exchange of $60,075, an increase in other income of $10,000 from the EIDL stimulus check and a decrease in other expenses of $4,200.

●	For the nine months ended June 30, 2020, we had total other income, net of $143,220 as compared to other (expense), net of $(98,225) for the nine months ended June 30, 2019, a positive change of $241,445 or 246%. This change was primarily due to a decrease in interest expense of $30,040, an increase in gain on debt extinguishment of $108,060, a decrease in loss on legal settlement of $30,100, an increase in gain on foreign exchange of $60,075, an increase in other income of $10,000 from the EIDL stimulus check and a decrease in other expenses of $3,200.

Net Loss

●	For the three months ended June 30, 2020, net loss amounted to $792,353, or $(2.04) per share (basic and diluted), compared to $426,531 or $(2.53) per share (basic and diluted) for the three months ended June 30, 2019, an increase of $365,822 or 86%.

●	For the nine months ended June 30, 2020, net loss amounted to $1,837,155, or $(19.19) per share (basic and diluted), compared to $1,213,042, or $(7.20) per share (basic and diluted) for the nine months ended June 30, 2019, an increase of $624,113 or 51%.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $218,973 and cash of $934,196 as of June 30, 2020 and a working capital (deficit) of $(982,769) and $560,407 of cash as of September 30, 2019.

	June 30, 2020	September 30, 2019	Change	Percentage Change
Working capital (deficit):
Total current assets	$1,090,309	$573,461	$516,848	90%
Total current liabilities	(871,336)	(1,556,230)	684,894	44%
Working capital (deficit):	$218,973	$(982,769)	$1,201,742	122%

The increase in working capital was primarily attributed to the increase in current assets of $516,848 and the decrease in current liabilities of $684,894.

Cash Flows

The following table sets forth a summary of changes in cash flows for the nine months ended June 30, 2020 and 2019:

	Nine Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(2,351,823)	$(766,021)
Net cash provided by (used in) investing activities	180,371	(18,746)
Net cash provided by financing activities	2,545,241	804,080
Net change in cash	$373,789	$19,313

Net Cash Used in Operating Activities

Net cash flow used in operating activities was $2,351,823 for the nine months ended June 30, 2020 as compared to $766,021 for the nine months ended June 30, 2019, an increase of $1,585,802, or 207%.

●	Net cash flow used in operating activities for the nine months ended June 30, 2020 primarily reflected our net loss of $1,837,155 adjusted for the add-back of non-cash items such as depreciation expense of $57,060, lease cost of $5,975, gain on debt extinguishment of $108,060, foreign currency transaction gain of $60,075, unrealized loss on marketable securities of $11,200 and changes in operating asset and liabilities consisting primarily of an increase in accounts receivable of $20,975, an increase in prepaid expenses and other current assets of $116,219, an increase in accounts payable of $212,840 offset by a decrease in accrued liabilities and other liabilities of $70,734.

●	Net cash flow used in operating activities for the nine months ended June 30, 2019 primarily reflected our net loss of $1,213,042 adjusted for the add-back of non-cash items such as depreciation expense of $33,365, stock issued for services of $101, amortization of debt discount of $25,000, unrealized loss on marketable securities of $14,400 and changes in operating assets and liabilities consisting primarily of an increase in prepaid expenses and other current assets of $14,337 offset by a decrease in accounts payable of $177,746, a decrease in accrued liabilities and other liabilities of $110,369 and a decrease in due to related party of $100,647.

Net Cash Provided by (Used In) Investing Activities

Net cash provided by investing activities was $180,371 for the nine months ended June 30, 2020 as compared to net cash (used in) investing activities $(18,746) for the nine months ended June 30, 2019, a positive change of $199,117, or 1,062%.

●	Net cash provided by investing activities for the nine months ended June 30, 2020 resulted from the cash acquired from the Asset Sale Transaction of $675,928 offset by the purchase of property and equipment of $495,557.

●	Net cash provided by investing activities for the nine months ended June 30, 2019 resulted from the purchase of property and equipment of $18,746.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2,545,241 for the nine months ended June 30, 2020 as compared to $804,080 for the nine months ended June 30, 2019, a decrease of $1,741,161, or 217%.

●	Net cash provided by financing activities for the nine months ended June 30, 2020 consisted of $2,590,000 of net proceeds from the sale of preferred stock offset by the repayment of a related party advance of $20,000 and repayment of convertible debt of $24,759.

●	Net cash provided by financing activities for the nine months ended June 30, 2019 consisted of proceeds from the sale of preferred stock of $599,470, the proceeds of $100,000 from convertible debt, net of debt discount, the proceeds from related party advances of $114,610 offset by the repayment of convertible debt of $10,000.

Cash Requirements

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had net loss and net cash used in operations of $1,837,155 and $2,351,823, respectively, for the nine months ended June 30, 2020. Additionally, the Company had an accumulated deficit, stockholders’ equity and working capital of $39,848,356, $1,043,510 and $218,973, respectively, at June 30, 2020. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

The Company cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt or equity capital. Additionally, the current capital resources are not adequate to continue operating and maintaining the business strategy for a period of twelve months from the issuance date of this report. The Company will seek to raise capital through additional debt and equity financings to fund its operations in the future.

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

Critical Accounting Policies

We have identified the following policies as critical to the business and results of operations. Our reported results are impacted by the application of the following accounting policies which require management to make subjective or complex judgments. These judgments involve making estimates about matters that are inherently uncertain and may significantly impact the quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the nine months ended June 30, 2020 and year ended September 30, 2019 include, but are not necessarily limited to, the valuation of assets and liabilities of discontinued operations, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of right-of-use (“ROU”) assets and operating lease liabilities, assumptions used in assessing impairment of long-term assets, allowances for sales returns , estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

Additionally, the full impact of COVID-19 is unknown and cannot be reasonably estimated. However, the Company has made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future consolidated results of operation will be affected.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2020. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

Pursuant to ASC 505-50 - Equity-Based Payments to Non-Employees, all share-based payments to non-employees, including grants of stock options, were recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07 during the period September 30, 2018, and the adoption did not have any impact on its consolidated financial statements.

Revenue Recognition

In May 2014, FASB issued an Accounting Standards Update, ASU 2014-09, establishing ASC 606 - Revenue from Contracts with Customers. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard during the fiscal year ended September 30, 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Based on an evaluation of the impact ASU 2014-09 will have on the Company’s sources of revenue, the Company has concluded that ASU 2014-09 did not have any impact on the process for, timing of, and presentation and disclosure of revenue recognition from customers and there was no cumulative effect adjustment.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2020, our disclosure controls and procedures were not effective.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2020. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of June 30, 2020, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal controls over financial reporting:

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

Management’s Remediation Plan

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes in the future:

(i)	appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and

(ii)	adopt sufficient written policies and procedures for accounting and financial reporting.

The remediation efforts set out in (i) are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the quarter ended June 30, 2020 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following additional risk factors relating to COVID-19 should be read in conjunction with the risk factors set forth under “Item 8.01 Other Events” in our Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 11, 2020. The developments described in this additional risk factor have heightened, or in some cases manifested, certain of the risks disclosed in the risk factor section of our Form 8-K, and such risk factors are further qualified by the information relating to COVID-19 that is described in this Report, including in the additional risk factor below. Except as described herein, there have been no material changes with respect to the risk factors disclosed in our Current Report Form 8-K.

You should carefully consider the risks cross-referenced above and described below, in addition to the other information set forth in this Report and in the Avant Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in our Schedule 14C Information Statement filed with the Securities and Exchange Commission on August 31, 2020 and the Avant consolidated financial statements and related notes included in our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 20, 2021. These risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business, financial condition, results of operations or the prices of our publicly traded securities. The risks cross-referenced and described herein are not the only risks we face. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may occur or become material in the future and adversely affect our business, reputation, financial condition, results of operations or the prices of our publicly traded securities. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends.

The recent COVID-19 pandemic has negatively affected and will continue to negatively affect our business, financial condition and results of operations.

The public health crisis caused by the COVID-19 pandemic and the measures that have been taken or that may be taken in the future by governments, businesses, including us, and the public at large to limit COVID-19’s spread have had, and we expect will continue to materially negatively affect our business, financial condition, and results of operation. The extent of the impact of the COVID-19 pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and which will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in consumer behavior in response to the pandemic, some of which may be more than just temporary.

COVID-19 has spread across the globe. Authorities in many markets have implemented numerous measures to stall the spread of COVID-19, including travel bans and restrictions, quarantines, curfews, shelter in place orders, and business shutdowns. These measures have impacted and will further impact us, our customers, consumers, employees, contract manufacturers, distributors, suppliers and other third parties with whom we do business.

Stay-at-home and social distancing orders have required some of our employees to work from home when possible, and other employees have been entirely prevented from performing their job duties until the orders are relaxed or lifted. The world-wide response to the pandemic has resulted in a significant downturn in economic activity and there is no assurance that government stimulus programs will successfully restore the economy to the levels that existed before the pandemic. If an economic recession or depression is sustained, it would likely have a material adverse effect on our business.

In certain jurisdictions, the stay-at-home orders have been relaxed but considerable uncertainty remains about the ultimate impact on our business. Even if the orders are lifted, there is no assurance that they will not be reinstated if the spread of COVID-19 resumes. For example, many jurisdictions have recently reinstated orders requiring people to wear masks in public after test results have showed a resurgence of the pandemic. Resurgence of the pandemic in some markets has slowed the reopening process of businesses in those areas, including Europe where additional lockdowns have been recently reinstated. If COVID-19 infection trends continue to reverse and the pandemic intensifies and expands geographically, its negative impacts on our sales could be more prolonged and may become more severe. The long-term financial impact on our business cannot be reasonably estimated at this time.

The COVID-19 pandemic has required alternative selling approaches that are less effective, such as through social media. We may continue to experience reductions in revenue using these alternative selling approaches that avoid direct contact with our customers.

There is considerable uncertainty regarding how these measures and future measures in response to the pandemic will impact our business, including whether they will result in further changes in demand for our technology, further increases in operating costs whether as a result of increases in employee costs or otherwise. Compliance with governmental measures imposed in response to COVID-19 has caused and may continue to cause us to incur additional costs, and any inability to comply with such measures can subject us to restrictions on our business activities, fines, and other penalties, any of which can adversely affect our business. In addition, the increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing and other cybersecurity attacks as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic, and an increase in the number of points of potential attacks, such as laptops and mobile devices (both of which are now being used in increased numbers), to be secured, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, may adversely affect our business. Further, we experienced, and will continue to experience, costs associated with continuing to pay certain employees who are limited in their ability to work due to the travel bans and restrictions, quarantines, curfews, shelter in place orders and, therefore, do not generate corresponding revenue.

In addition, economic uncertainty associated with the COVID-19 pandemic has resulted in volatility in the global capital and credit markets which can impair our ability to access these markets on terms commercially acceptable to us, or at all.

There can be no assurance that we will be successful in our efforts to mitigate the negative impact of COVID-19, and as a result, our business, financial condition and results of operations and the prices of our publicly traded securities may be adversely affected.

We have recently issued, and may in the future issue, a significant amount of equity securities and, as a result, your ownership interest in our company has been, and may in the future be, substantially diluted and your investment in our common stock could suffer a material decline in value.

In the Asset Sale Transaction we issued a significant amount of equity securities, including Series D-1 and D-2 Preferred, which have subsequently converted into almost 5.1 billion shares of common stock, the Series C-1 and C-2 Preferred, which are convertible into approximately 1.2 billion shares of common stock and warrants for almost 1 billion additional shares of common stock. We also promised over 1.8 billion options to our employees. As a result of these past issuances and potential future issuances, your ownership interest in the Company has been, and may in the future be, substantially diluted. In addition, we continue to issue shares of common stock and common stock equivalents to finance the business when necessary.

The market price for our common stock has been volatile, and these issuances could cause the price of our common stock to continue to fluctuate substantially. We may need to raise additional capital and may seek to do so by conducting one or more private placements of equity securities, securities convertible into equity securities or debt securities, or through a combination of one or more of such financing alternatives. Such issuances of additional securities would further dilute the equity interests of our existing shareholders, perhaps substantially, and may further exacerbate any or all of the above risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales of our securities during the three months ended June 30, 2020, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

The shares of common stock, preferred stock and warrants referenced herein were issued in reliance upon the exemption from securities registration afforded by the provisions of Section 4(a)(2) of the Securities Act of 1933, as amended, (“Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

In September 2017, the Company entered into loan agreement with a third-party investor (the “Loan”). Pursuant to the loan agreement, the Company borrowed the principal amount of $1,000. The Loan bears an annual interest rate of 33.3%, is unsecured and in default due to non-payment of the balance pursuant to the repayment terms. As of June 30, 2020, loan had principal and accrued interest balances of $1,000 and 938, respectively.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Item 5.03 Amendments to Articles of Incorporation of Bylaws; Change in Fiscal Year

On June 9, 2021, the Company filed an Amendment (the “CoD Amendment") to the Series C-1 Certificate of Designation with the Nevada Secretary of State. The filing of the CoD Amendment was approved by the Board on June 8, 2021, and by the holders of the majority of the outstanding shares of Series C-1 Preferred Stock on June 8, 2021.

The CoD Amendment sets the triggering price for the anti-dilution price protection at $0.00275 per share, the same price as is in the Series C-2 Certificate of Designation. All other terms of the Series C-1 Certificate of Designation remain unchanged and in full force and effect.

The foregoing description of the CoD Amendment is qualified in its entirety by reference to the CoD Amendment, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 3.3.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation, as amended				X

3.2	Amended and Restated Bylaws	8-K	3.1	11/01/2013

3.3	Amendment to Certificate of Designation for Series C-1 Convertible Preferred Stock				X

4.5	Form of Warrant	8-K	4.1	06/11/2020

4.6	Exchange Warrant, dated June 5, 2020	8-K	4.2	06/11/2020

10.1	Exchange Agreement, dated June 5, 2020, by and among OncBioMune Pharmaceuticals, Inc. and the Investors named therein	8-K	10.1	06/11/2020

10.2	Exchange Agreement, dated June 5, 2020, by and among OncBioMune Pharmaceuticals, Inc. and the Investors named therein	8-K	10.2	06/11/2020

10.3	Exchange Agreement, dated June 5, 2020, by and between OncBioMune Pharmaceuticals, Inc. and Jonathan F. Head, Ph.D.	8-K	10.3	06/11/2020

10.4	Securities Purchase Agreement, dated June 5, 2020, by and among OncBioMune Pharmaceuticals, Inc. Cavalry Fund I LP and Lincoln Park Capital Fund, LLC	8-K	10.4	06/11/2020

10.5	Separation Agreement and General Release of Claims between OncBioMune Pharmaceuticals, Inc. and Andrew Kucharchuk dated June 5, 2020	8-K	10.5	06/11/2020

10.6	Consulting Agreement between OncBioMune Pharmaceuticals, Inc. and Andrew Kucharchuk dated June 5, 2020	8-K	10.6	06/11/2020

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.				X

101.INS	XBRL INSTANCE DOCUMENT				X
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA				X
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				X
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				X
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE				X
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				X

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERALINK TECHNOLOGIES, INC.

Dated: June 10, 2021	By:	/s/ Mick Ruxin, MD
Mick Ruxin, MD
Chief Executive Officer

Dated: June 10, 2021	By:	/s/ Thomas E. Chilcott, III
Thomas E. Chilcott, III
Chief Financial Officer, Treasurer and Secretary

