Form 10-K
period 2020-09-30
THERALINK TECHNOLOGIES, INC.
filed 2021-09-27
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

 Common Stock, Par Value $0.0001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☒	☒	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.1 million as of March 31, 2021.

The registrant had 5,555,474,594 shares of its common stock, par value $0.0001, issued and outstanding as of September 22, 2021.

This Report on Form 10-K refers to trademarks, such as Theralink, which are protected under applicable intellectual property laws and are our property. This Form 10-K also contains trademarks, service marks, copyrights and trade names of other companies which are the property of their respective owners. Solely for convenience, our trademarks and tradenames referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements reflecting assumptions, expectations, projections, intentions or beliefs about future events that are intended as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included or incorporated by reference in this report, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements. These statements appear in a number of places, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements represent our reasonable judgment about the future based on various factors and using numerous assumptions and are subject to known and unknown risks, uncertainties and other factors that could cause our actual results and financial position to differ materially from those contemplated by the statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts, and use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “should,” “plan,” “potential,” “project,” “will,” “would” and other words of similar meaning, or the negatives of such terms or other variations. These include, but are not limited to, statements relating to the following:

●	projected operating or financial results, including anticipated cash flows used in operations;
●	expectations regarding capital expenditures, research and development expenses and other payments;
●	our beliefs and assumptions relating to our liquidity position, including our ability to obtain additional financing; and
●	our beliefs, assumptions and expectations about the regulatory approval for our technology including, but not limited to our ability to obtain regulatory approval in a timely manner or at all.

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

●	our ability to continue as a going concern;
●	our ability to become current in filing all reports required to be filed by us under Section 13 or 15(d) of the Securities Exchange Act of 1934;
●	our ability to maintain pricing;
●	our ability to employ skilled and qualified workers;
●	the fact that we have incurred significant losses since inception, expect to incur net losses for at least the next several years and may never achieve or sustain profitability;
●	the loss of key management personnel upon whom we depend;
●	our ability to fund our operations;
●	inadequate insurance coverage for certain losses or liabilities;
●	our ability to navigate the regulatory approval process in the U.S. and other countries, and our success in obtaining required regulatory approvals on a timely basis;
●	commercial development of technologies that compete with our technology;
●	the actual and perceived effectiveness of our technology, and how the technology compares to competitive technologies;
●	the rate and degree of market acceptance and clinical utility of our technology;
●	adverse effects of the recent and ongoing COVID-19 pandemic;
●	the strength of our intellectual property protection, and our success in avoiding infringement of the intellectual property rights of others;
●	regulations affecting the health care industry;
●	adverse developments in our research and development activities;
●	potential liability if our technology causes illness, injury or death, or adverse publicity from any such events;
●	our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing when required; and
●	our expectations with respect to future licensing, partnering or acquisition activity.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have included important factors in the cautionary statements included in this Annual Report on Form 10-K. Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement should be relied upon. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. Forward-looking statements speak only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as otherwise required by applicable law.

We urge you to read this entire Annual Report on Form 10-K, including the “Risk Factors” section and the financial statements and related notes included herein. As used in this Annual Report, unless context otherwise requires, the words “we,” “us”, “our,” “the Company,” “Theralink” and “Registrant” refer to Theralink Technologies Inc. including subsidiaries and predecessors. Also, any reference to “common shares,” or “common stock,” refers to our common stock, par value $0.0001 per share.

ITEM 1. BUSINESS

Corporate History and Structure

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

Pursuant to the Asset Purchase Agreement, the Company acquired substantially all of the assets of Avant and assumed certain of its liabilities. Upon the terms and subject to the conditions of the Asset Purchase Agreement, Avant sold to the Company, all of Avant’s title and interest in, to and under all of the assets, properties and rights of every kind and nature, whether real, personal or mixed, tangible or intangible (including goodwill), wherever located and whether existing or hereafter acquired, except for the specific excluded assets, which relate to, or are used or held for use in connection with, Avant’s business. The Company also hired Avant’s employees upon consummation of the Asset Sale Transaction. As consideration for the Asset Sale Transaction, the Company issued to Avant 1,000 shares of a newly created Series D-1 Preferred Stock which held 54.55% of all voting rights on an as-converted basis with the common stock. Upon the effectiveness of an increase of the Company’s authorized shares of common stock from 6,666,667 shares to 12,000,000,000 shares, all such shares of Series D-1 Preferred Stock issued to Avant automatically converted into 5,081,550,620 shares of the Company’s common stock. Avant possessed majority voting control of the Company immediately following the Asset Sale Transaction and controlled the Company’s Board of Directors after the termination of the ten-day waiting period required by Rule 14f-1 under the Exchange Act. Accordingly, the Asset Sale Transaction was accounted for, in substance, as an asset acquisition of the Company’s net assets by Avant and a recapitalization of Avant. Avant is considered the historical registrant and the historical operations presented are those of Avant since Avant obtained 54.55% majority voting control of the Company. All share and per share data in the accompanying consolidated financial statements and footnotes has been retrospectively adjusted for the recapitalization.

On June 5, 2020, pursuant to the Asset Purchase Agreement, the Company; (i) entered into an employment agreement with Dr. Michael Ruxin to serve as the Company’s Chief Executive Officer, President and a director; (ii) entered into an employment agreement with Jeffery Busch to serve as the Company’s Chairman of the Board of Directors and; (iii) appointed Yvonne Fors to its Board of Directors.

On August 14, 2020, the Board appointed Mr. Andrew Kucharchuk as Acting Chief Financial Officer of the Company, effective immediately.

On August 14, 2020, the Board approved a change in the Company’s fiscal year end from December 31 to September 30, effective immediately for the current fiscal year, and for all subsequent years until such time as the Board resolves to amend such fiscal year end. The fiscal year has been changed to conform to the September 30 fiscal year end of Avant which is the historical registrant as a result of the Asset Sale Transaction consummated on June 5, 2020 and therefore, no transition report is required.

On September 24, 2020, Andrew Kucharchuk resigned from his position as Acting Chief Financial Officer, effective immediately. Mr. Kucharchuk continues to serve as a director on the Company’s Board of Directors. On the same day, the Company appointed Thomas E. Chilcott, III, to serve as the Chief Financial Officer.

Business Model

The Company is a commercial-stage, precision medicine, molecular data-generating company that focuses on the development and commercialization of a series of proprietary data-generating assays that may provide important actionable information for physicians, patients and biopharmaceutical companies, in the area of oncology. The Company’s near-term goal is to continue to commercialize the technology originally developed by Theranostics Health, Inc. This technology is differentiated due to:

●	An exclusive license agreement with George Mason University (“GMU”).

●	Having a patent portfolio licensed from GMU and the National Institute of Health (“NIH”).

●	Having access to the Ph.D.’s at GMU who have done pioneering work in phosphoproteomic-based biomarkers diagnostics and are well-published in this area.

●	Expertise in cancer biomarker and data-generating laboratory testing data.

●	Development of proprietary, cutting-edge assays focused on precision oncology care.

●	Building revenue streams based on our proprietary technology Theralink.

Theralink is advancing proprietary technology in the field of phosphoproteomic research, a sector which has emerged as one of the most exciting new components in the high-growth field of precision molecular diagnostics. The Theralink platform makes it possible to generate an accurate and comprehensive portrait of protein pathway activation in diseased cells from each patient, and thereby determine which individuals may be better responders to certain targeted molecular therapies. The platform enables the quantitative measurement of the level of activation. Moreover, the sensitivity is many times greater than conventional mass spectrometry and other protein immunoassays. Initially spun-out of GMU in 2006, and subsequently brought to the federal government’s Center for Medicare & Medicaid Services’ (“CMS”) Clinical Laboratory Improvement Amendments (“CLIA”) standards, the diagnostics suite is highly relevant for oncology patient management today by helping to improve (i) chemotherapy drug selection; (ii) immunotherapy drug selection; and (iii) optimization of combination therapy selection.

The biomarker and data-generating tests provide biopharmaceutical companies, clinical scientists and physicians with molecular-based guidance as to which patients may benefit from the new, molecular targeted therapeutics being developed and used to treat various life-threatening oncology diseases, as well as existing treatment standards that are recognized as the standard of care in the oncology treatment community. This addresses the core aspect of precision treatment by identifying which individuals are more likely to respond to specific targeted molecular therapies, thus forming the basis for personalized medicine.

The technology is based upon the pioneering work of three noted scientists, Drs. Lance Liotta, Emanuel Petricoin and Virginia Espina in proteomic-based diagnostics. Theralink benefits from a portfolio of intellectual property derived from licensing agreements with:

●	The US Public Health Service (“PHS”), the federal agency that supervises the National Institutes of Health (“NIH”), which provides the Company with broad protection around its technology platform; and

●	GMU which provides access to additional intellectual property around improvements to the technology platform and biomarker signatures that form the basis for future diagnostic products.

Theralink is committed to advancing the technology from GMU and the NIH as a platform for the development of new clinical biomarkers and diagnostics. These diagnostic and monitoring products have the potential to provide biopharmaceutical companies and doctors with critical molecular-based knowledge to potentially make the best therapeutic decisions based on a patient’s unique, individual medical needs.

Milestones

The Company intends to focus on key milestones planned to be completed in the next 12 months, driving value for both investors and the healthcare industry alike. These milestones include:

●	Establishing laboratory Standard Operating Procedures (SOP’s) to comply with California, New York, Oregon, Pennsylvania, Rhode Island and Maryland CLIA, and the College of American Pathologists (“CAP”) standards.

●	Hire a full-time Lab Director, additional lab techs, and additional Business Development consultants

●	Choose members to sit on our Medical and Scientific Advisory Boards.

●	Continue to validate additional Theralink cancer biomarker technology under CAP/CLIA standards to provide personalized medicine regarding treatment options for biopharmaceutical companies, clinical oncologists and their cancer patients.

●	Continue to complete partnerships with pharmaceutical companies to perform oncology-related data-generating testing services to create additional revenues and

●	Continue to seek financing to grow the Company.

Market Overview

The Theralink technology focuses on the oncology discipline of molecular pathology. Within oncology, Theralink intends to initially focus on breast cancer, gynecologic cancer, gastrointestinal (“GI”) cancer, non-small cell lung cancer and pancreatic cancer. Within the clinical diagnostics space, Theralink aims to be a leading companion diagnostics provider by delivering assays that are intended to assist physicians when making pharmaceutical treatment decisions for a given patient.

For therapy selection, companion diagnostics results are intended to elucidate the efficacy of a specific drug or drug class for specific cohorts of patients within which a given patient is placed. Companion diagnostic companies are of particular interest to both drug development companies as well as physicians. The former benefit because the results of companion diagnostic assays improve a drug development’s accuracy in selecting patients who are most likely to benefit. The latter benefit because they may improve their decision-making information on matching the specific patient with what is likely to be the most effective drug for that patient. The basis of the effectiveness of companion diagnostic assays is built upon surrogate biomarkers, which are intended to measure the effect of a specific pharmaceutical treatment and its correlation to a biomarker, or endpoint. To aid in therapy selection, Theralink believes the most effective method is by taking a phosphoproteomic approach to tumor analysis.

Asset Description and Intellectual Property

Background

Theranostics was a privately held company founded in 2006. Its core technologies were focused on the quantitative measurement of proteins comprising key signaling pathways in disease and include pre-analytical processing of preclinical and clinical samples, Laser Capture Microdissection (LCM), and Reverse Phase Protein Array (RPPA). The application of the technology enables Theralink to work with both freshly frozen and formalin-preserved research and clinical samples.

LCM is used to isolate specific cell populations from the many different types of cells usually present in a clinical biopsy tissue sample. Therefore, information derived from subsequent molecular assays is specific to that targeted cell population. RPPA enables sensitive, quantitative, calibrated, multiplexed analysis of cellular proteins from a limited amount of starting materials, such as clinical specimens. Theranostics Health had an exclusive license from the NIH to commercialize LCM isolation of cells with proteomic analysis for cancer diagnostics and companion diagnostics of which Theralink now is the licensee.

Patent Portfolio

We have exclusively licensed 7 granted U.S. patents and no pending U.S. patent applications. The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application.

GMU License Agreement

Our exclusive license agreement with GMU: (1) Grants an exclusive worldwide license, with the right to grant sublicenses, under the Licensed Inventions to make, have made, import, use, market, offer for sale and sell products designed, manufactured, used and/or marketed for all fields and for all uses, subject to the exclusions discussed below; (2) Grants an exclusive option to license past, existing, or future inventions in the field of Theralink, from inventors that are obligated to assign to GMU and who have signed a memorandum of understanding acknowledging that developed intellectual property will be offered, subject to the exclusions discussed below; (3) The license and option granted specifically excludes biomarkers for lung, ovarian, and breast cancers in a diagnostic field of use and GMU inventions developed using materials obtained from third parties under agreements granting rights to inventions made using said materials; and (4) Grants right to assign or otherwise transfer license so long as such assignment or transfer is accompanied by a change of control transaction and GMU is given 14 days prior notice. In addition, the Company is required to make an annual payment of $50,000 to GMU as well as pay GMU (i) a quarterly royalty equal to the net revenue multiplied by one and one-half percent (1.5%), due on a quarterly basis or (i) a quarterly sublicense royalty equal to the net revenue multiplied by fifteen percent (15%). In addition, Theralink has the right of first refusal for all technology associated with RPPA technology from GMU.

NIH License Agreement

Our license agreement with the NIH grants an exclusive United States license. Under this agreement, the Company is required to make an annual payment of $6,000 to the NIH as well as pay the NIH a royalty equal to the net sales multiplied by three percent (3.0%) every June 30th and December 31st of the year. In addition, a sublicense royalty equal to the net revenue multiplied by ten percent (10%) will be payable upon sublicensing.

Regulatory Approvals – CAP/CLIA and FDA

Initially, the Company can provide data-generating services for certain counterparties such as biopharmaceutical companies for research use only (RUO). These counterparties will provide service revenues for the Company in the early years of its development.

The Company may expand its data-generating services from our single lab to address a broader range of clients, specifically, either as a direct provider of diagnostic services to hospitals and chronic care providers for precision health screening by oncologists, or indirectly as a reference laboratory, thereby increasing potential diagnostic services revenues. The oncologists would eventually be using our data-generating services to potentially optimize potential treatment protocols for breast cancer, gynecologic cancer, pancreatic cancer, colorectal cancer and non-small cell lung cancer patients, among others.

The Clinical Laboratory Improvement Amendments of 1988 (CLIA) are federal regulations for United States based clinical laboratories to provide industry standards for testing of human samples for diagnostic purposes. These amendments were added to the laboratory requirements outlined in the Code of Federal Regulations, 42 CFR 493. Three federal agencies are responsible for ensuring compliance of laboratories to CLIA: the Food and Drug Administration (FDA), the Center for Medicaid Services (CMS), and the Center for Disease Control (CDC).

Further, a laboratory can pursue a higher level of designation by becoming accredited by a recognized accreditation agency. The College of American Pathologists (CAP) is such an agency. The CAP releases its own requirements building upon CLIA’s 88 regulations. Compliance is assessed by a peer group site inspection every two years. Meeting these criteria ensures that industry specific standards for laboratory operations are upheld in the lab. These requirements can also point out areas for improvement in order to reach the highest level of quality.

Subsequently, if Theralink receives FDA approval for a companion diagnostic, the Company would consider expanding its data-generating services with the opening of additional laboratory sites to include, for example, oncologists using precision therapy selection in hospitals and chronic care provider groups. These oncologists would be using the data-generating services to optimize potential treatment protocols for breast cancer, gynecologic cancer, pancreatic cancer, GI cancer and non-small cell lung cancer patients once the Theralink assays are fully developed for these applications.

The attainment and timing of key regulatory approvals are critical and required to commence marketing and subsequent realization of revenues.

Goals for 2021 and Beyond

●	To attain a proprietary laboratory analyses (PLA) code for our Theralink assay, commence mass marketing: explore international partnerships and start to review potential opportunities in Canada, Asia and Europe;
●	Increase mass marketing and market share in all approved jurisdictions in 2021 & 2022
●	Work closely with biopharmaceutical companies to have the Theralink® assay named as a companion diagnostic.

Commercialization Strategy

Theralink is a micro-volume multi-marker tumor analysis platform that has been developed to improve upon the limitations of current techniques (such as western blot, immunohistochemistry (IHC), fluorescent in situ hybridization (FISH) and next generation sequencing (NGS)) that produce low resolution information with modest gains in predictive power on which to base treatment plans. Theralink’s Next Generation Proteomics (NGP) may improve decision-making for the biopharmaceutical companies, oncologists and patients because it recommends therapeutic options that may be optimized for a patient’s specific tumor. The Theralink proprietary micro-volume protein expression platform can potentially improve the management of over 800,000 cancer patients in the US alone based on figures provided by the American Cancer Society. It is anticipated that Theralink will be brought to CAP standards for breast cancer, gynecologic cancer, pancreatic cancer, GI cancer and non-small cell lung cancer in the future, and eventually for most solid tumor cancers, including possibly glioblastoma multiforme (GBM).

Theralink is applicable along the entire continuum of drug development: from discovery, to pre-clinical through to drug commercialization.

Research Use Only Segment

For RUO, the target customers fall into two main groups: those requiring discovery and early-stage drug development, and those requiring later stage drug development.

A.	For customers in the early-stage drug development, Theralink provides target identification and validation, model system validation (cells, xenografts), and optimization of compounds in specific absorption rate (SAR) studies. Because Theralink is able to directly measure the drug target, this allows customers to make smarter decisions regarding the efficacy of their drug, and whether to move forward or not, thus allowing them to reduce cost.

Theralink’s advantages over its potential competitors on the pre-clinical side include:

●	The ability to measure multiple endpoints simultaneously (over 300)
●	Flexibility in choice of endpoints (post-translational modifications)
●	The ability to process different samples (cells, CSF, tissues, etc.)
●	Sensitivity: nL sample, representing <2,000 cells
●	Robust assays, reproducible, sensitivity, and specificity
●	Calibration across experiments, direct comparison

B.	For customers requiring later stage drug development, Theralink identifies markers for the customers to use in clinical validation, identifies pathway/marker sets with potential utility in the clinical setting, validates selected efficacy markers in Phase I and Phase II clinical trials, identifies markers for patient stratification, and validates markers for future companion diagnostics. The value that Theralink provides these clients is to identify the appropriate individuals for the customer’s drug trials, i.e., those individuals that have the relevant activated pathways that make them most likely to be responsive to the drug. This will allow the customers to potentially reduce the size of their Phase III trials, allowing for a substantial cost and time savings.

Theralink’s advantages over its potential competitors on the clinical side include:

●	First in class profiling of activated proteins in signaling pathways
●	One stop shop: from sample handling to LCM to data generation and final report
●	Sensitivity allows use of small clinical biopsy (less than 30,000 cells).
●	LCM allows purification of relevant cell populations
●	Focusing directly on relevant drug targets (marketed molecular therapeutics) and potential drug targets (those in development)
●	Identifying specific pathway signatures with focus on relevant nodes
●	An advantage for combination therapy, high specificity on targeted pathway, monitor compensatory pathways, and activation through feedback signal

CAP/CLIA Certified Laboratory Segment

Sample processing is via a single certified laboratory. Strategically, the data-generating services can be delivered at two distinct channels and are not mutually exclusive (i.e. can execute at one or both levels). The “direct sales” channel typically refers to marketing, sales and execution of sample processing and specific diagnostic services to the end-user as the hospital and chronic care provider for precision health screening by oncologists. The “reference laboratory” channel typically refers to providing a subcontract service to one or more counterparties (who have CAP/CLIA certification), so we are not direct to the end-user in this channel.

CLIA Approved Laboratory Segment

Sample processing may be through the certified laboratories that the Company manages. Again, there is the “direct sales” channel (same as above). In addition, there is the “companion diagnostic” aspect to the end-user as the hospital and chronic care provider for precision health screening by oncologists that is specifically related to a drug’s indication and efficacy for the patient’s specific cancer biomarkers. Theralink’s involvement with biopharmaceutical companies in various stages of drug development and RUO projects could lead to the Company becoming a successful companion diagnostic for those treatments.

Our initial objective was to capitalize on successful pilots with biopharmaceutical companies and leading medical institutions in a clinical trial environment, by preparing Theralink for commercial launch by Q1 2021. The aim is to gain rapid adoption as a differentiated technology in the personalized healthcare marketplace by leveraging the strong support of the many key opinion leaders and users of the pilot platform.

Theralink will be our flagship product for our commercial strategy focused on a precision health screening for oncologists. The assay to be launched to the market had been previously validated in a CLIA certified laboratory and will be ready once re-validated.

The key ingredients to our commercial success will be:

1)	A proprietary technology that provides a credible point of entry to a well-defined medical market;

2)	A previous potential pipeline of commercial partners that believe in the viability of our technology;

3)	Comprehensive protocols for cancer biomarkers positioned for seamless integration to established standards of care for oncologist treatment regimens;

4)	Eventually a data friendly format and HIPPA compliance for ease of integration to monitoring systems and artificial intelligence (AI) modalities for oncologist teams to track precision diagnostics and monitor patient treatment outcomes.

A.	Proprietary Technology for credible commercial point of entry

Theralink’s focused technologies are of particular value to oncologist teams developing molecular targeted and/or combination therapies because of our ability to make very small and precise measurements in the cellular microenvironment. The platforms are based on assessing protein activation status (via post-translational modifications such as phosphorylation, methylation, cleavage, etc.) of drug targets and receptors, their downstream signal transduction pathways, and potential compensatory or adaptive mechanisms within targeted cell populations. These commercial collaborations are critically important as they may establish our company’s platform as a “must have” in specific cancers (e.g., breast cancer management), where precise and targeted chemotherapy, and immunotherapies can make a dramatic difference in patient outcomes. We intend to collaborate with top industry and medical institution oncology experts, and key opinion leaders (KOL’s), who are focused on developing precision oncology therapeutics.

B.	Strong pipeline of potential commercial partners

Theralink intends to deliver a comprehensive precision cancer biomarker platform by seamlessly integrating its technology into the workflow of oncologists in various healthcare networked systems. Currently, the oncology precision tumor analysis market is dominated by genomic diagnostic companies such as Genomic Health and Foundation Medicine. Theralink’s technologies provide a unique, complementary and actionable knowledge base to existing market players, seeking to improve outcomes for oncologists and their patients. Our targeted commercial partners are seeking technologies that help differentiate their approach to oncology care, by using patient-centric solutions to help enable better chronic patient management during and after treatment to help maximize patient outcomes and prevent recurrences. Theralink sees this as a major commercial opportunity to serve both hospitals and primary care providers in the US who have connections to cancer treatment programs abroad (i.e. Europe and Asia).

Operations During the Year ended September 30, 2020

During the fiscal year ended September 30, 2020, the Company focused on executing its business plan by building out its new lab in Golden, CO and validating the equipment in order to meet CLIA and CAP standards. In addition, the Company’s management team has been actively marketing its Theralink assay by attending and having a booth at multiple cancer trade shows such as AACR and ASCO. The new lab has a Laser Capture Microdissection (LCM) area, with two new LCM machines, which will help the Company commercialize its proprietary data-generating technology for biopharmas. The Company has also installed a tissue culture lab in addition to the main lab, which has two RPPA instruments and three auto-stainers which will help the Company commercialize its proprietary data-generating technology for new pharmaceutical clients. Management believes the Company’s new lab now has all of the instruments necessary to service biopharma clients with oncology-focused preclinical and clinical drug development programs. Arrangements have been made to obtain the necessary population data (breast cancer tumor samples) to help the Company begin Lab Developed Tests (“LDT”) for clinical clients.

In addition to the build out of the new lab, the Company has hired an experienced staff to be able to service potential customers. It has done this by hiring (i) two Ph.D’s from the GMU Proteomics Lab (ii) a histologist who is an expert in CLIA/CAP regulations (iii) an experienced Senior Director of Business Development who has been instrumental in developing oncology and channel partner networks that the Company believes will be important in developing a strong cancer patient referral base, (iv) a board-certified medical director and (v) a knowledgeable Director of Oncology Commercial Markets, who will initially be responsible for reimbursement, coding and overseeing patient reporting.

Marketing and Pricing

To date, the Company had derived its revenues from biopharma research and development contracts. These contracts require the Company to provide services directed towards specific objectives and include developmental milestones and deliverables. Up-front payments are recorded as deferred revenue and recognized when milestones are achieved.

Market Opportunity

There are a number of key trends that are having a significant impact on the clinical testing business and represent opportunities for companies that can develop novel diagnostic tests. Clinical laboratory testing is an essential healthcare service and is being favorably impacted by the following:

●	Demographics: The growing and aging population is increasing the demand for clinical testing;

●	Increased testing: Physicians are increasingly relying on diagnostic testing to help identify disease risk, detect the symptoms of disease earlier, aid in the choice of therapeutic regimen, monitor patient compliance and evaluate treatment results;

●	Advances in science and technology: Recent medical advances have allowed earlier diagnosis and treatment of diseases and continuing research and development in the area of genomics is expected to yield new, more sophisticated and specialized diagnostic tests. These advances also are spurring interest in, and demand for, personalized or tailored medicine;

●	Prevention and wellness: There is an increased awareness of the benefits of preventative medicine and wellness. Consumers, employers, health plans, and government agencies are increasingly focusing on detecting diseases earlier and providing preventative care that helps avoid disease.

As a result of these significant changes in the laboratory testing market, it is evident that there is a significant commercial opportunity for companies that provide products or services that address the new needs of the evolving diagnostics marketplace. This is the market opportunity that the Company is addressing through its introduction of data-generating assays that use patented and proprietary technology to help improve patient health and reduce the overall cost of healthcare through early detection, prevention, and treatment.

Our Strategy

The Company’s solution is to utilize the technology that it has exclusively licensed from GMU and the NIH to exploit the new opportunities that are evolving in the diagnostics industry, both for biopharmas and for oncologists and their patients. The Company was created to specifically commercialize reverse phase protein array (RPPA) assays and services that are focused on determining the right drug, for the right patient, at the right time. These novel data-generating technologies are based on patented and proprietary technology that is well-suited to be run in a central or regional laboratory utilizing samples that are collected by healthcare providers and sent to the authorized CLIA certified testing facility for processing. This approach is similar to the business model that Foundation Medicine has utilized (which was recently purchased by Roche for $5.3 billion) with its genomic assays. However, whereas Foundation Medicine provides a genomic assay that may be only 5%-10% actionable by the oncologist, the Company will market data-generating assays that may be over 50% actionable for intended use by oncologists and may be used to potentially determine which FDA-approved or investigational drug may be most efficacious in each cancer. To achieve this goal of commercializing new data-generating opportunities, the Company is leveraging off the strategic relationships that have been established with organizations such as GMU and others to develop unique and high value-added data-generating assays.

Governmental Regulation

The services that we provide are regulated by federal, state and foreign governmental authorities. Failure to comply with the applicable laws and regulations can subject us to repayment of amounts previously paid to us, significant civil and criminal penalties, loss of licensure, certification, or accreditation, or exclusion from government health care programs. The significant areas of regulation are summarized below.

Clinical Laboratory Improvement Amendments of 1988 and State Regulation

Our clinical laboratory must hold certain federal, state and local licenses, certifications and permits to conduct our business. Laboratories in the United States that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention, or treatment of disease are subject to the Clinical Laboratory Improvement Amendments of 1988, or (“CLIA”). CLIA requires such laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification also is a prerequisite to be eligible to bill state and federal health care programs, as well as many private insurers, for laboratory testing services. We received CLIA certification on August 28, 2020 for all states except California, New York, Rhode Island, Pennsylvania, Oregon and Maryland. Those state’s CLIA certifications must be applied for separately.

In addition, CLIA requires certified laboratories to enroll in an approved proficiency testing program if it performs testing in any category for which proficiency testing is required. Our laboratory will periodically test specimens received from an outside proficiency testing organization and then submit the results back to that organization for evaluation. If our laboratory would fail to achieve a passing score on a proficiency test, it could lose its right to perform testing. Further, failure to comply with other proficiency testing regulations, such as the prohibition on referral of a proficiency testing specimen to another laboratory for analysis, can result in revocation of our laboratories’ CLIA certification.

As a condition of CLIA certification, our laboratory is subject to survey and inspection every other year, in addition to being subject to additional random inspections. The biennial survey is conducted by the Centers for Medicare & Medicaid Services (“CMS”), a CMS agent (typically a state agency), or a CMS-approved accreditation organization. Our laboratory will also apply for accreditation by the College of American Pathologists (“CAP”), which is a CMS-approved accreditation organization.

CLIA provides that a state may adopt laboratory regulations that are more stringent than those under federal law. Our laboratory will be licensed by the appropriate state agency in Colorado. If a laboratory is out of compliance with state laws or regulations governing licensed laboratories, penalties for violation vary from state to state but may include suspension, limitation, revocation or annulment of the license, assessment of financial penalties or fines, or imprisonment. We believe that we will be in material compliance with all applicable licensing laws and regulations when we become operational.

Food and Drug Administration

Although the Food and Drug Administration (“FDA”) has consistently claimed that it has the authority to regulate laboratory-developed tests that are developed, validated and performed only by a CLIA certified laboratory, it has historically exercised enforcement discretion by not otherwise regulating most Lab Developed Tests (“LDT”). Nevertheless, the FDA recently indicated that it is promulgating draft guidance for FDA regulation of most LDTs in the future.

HIPAA and Other Privacy Laws

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), established comprehensive federal protection for the privacy and security of health information. The HIPAA standards apply to three types of organizations: health plans, healthcare clearing houses, and healthcare providers which conduct certain healthcare transactions electronically (“Covered Entities”). Title II of HIPAA, the Administrative Simplification Act, contains provisions that address the privacy of health data, the security of health data, the standardization of identifying numbers used in the healthcare system and the standardization of certain healthcare transactions. The privacy regulations protect medical records and other protected health information by limiting their use and release, giving patients the right to access their medical records and limiting most disclosures of health information to the minimum amount necessary to accomplish an intended purpose. The HIPAA security standards require the adoption of administrative, physical, and technical safeguards and the adoption of written security policies and procedures.

On February 17, 2009, Congress enacted Subtitle D of the Health Information Technology for Economic and Clinical Health Act, or HITECH, provisions of the American Recovery and Reinvestment Act of 2009. HITECH amends HIPAA and, among other things, expands and strengthens HIPAA, creates new targets for enforcement, imposes new penalties for noncompliance and establishes new breach notification requirements for Covered Entities. Regulations implementing major provisions of HITECH were finalized on January 25, 2013, through publication of the HIPAA Omnibus Rule (the “Omnibus Rule”).

Under HITECH’s new breach notification requirements, Covered Entities must report breaches of protected health information that has not been encrypted or otherwise secured in accordance with guidance from the Secretary of the U.S. Department of Health and Human Services (the “Secretary”). Required breach notices must be made as soon as is reasonably practicable, but no later than 60 days following discovery of the breach. Reports must be made to affected individuals and to the Secretary and in some cases, they must be reported through local and national media, depending on the size of the breach. Breach reports can lead to investigation and enforcement.

We are currently subject to the HIPAA regulations, and we will maintain an active compliance program that is designed to identify security incidents and other issues in a timely fashion and enable us to remediate, mitigate harm or report if required by law. We are subject to prosecution and/or administrative enforcement and increased civil and criminal penalties for non-compliance, including a new, four-tiered system of monetary penalties adopted under HITECH. We are also subject to enforcement by state attorney generals who were given authority to enforce HIPAA under HITECH. To avoid penalties under the HITECH breach notification provisions, we must ensure that breaches of protected health information are promptly detected and reported within the Company, so that we can make all required notifications on a timely basis. However, even if we make required reports on a timely basis, we may still be subject to penalties for the underlying breach.

In addition to the federal privacy regulations, there are a number of state laws regarding the privacy and security of health information and personal data that are applicable to our clinical laboratories. Many states have also implemented genetic testing and privacy laws imposing specific patient consent requirements and protecting test results by strictly limiting the disclosure of those results. State requirements are particularly stringent regarding predictive genetic tests, due to the risk of genetic discrimination against healthy patients identified through testing as being at a high risk for disease. We believe that we will have taken the steps required of us to comply with health information privacy and security statutes and regulations, including genetic testing and genetic information privacy laws in all state and federal jurisdictions.

We are subject to laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials. For example, the U.S. Occupational Safety and Health Administration (“OSHA”), has established extensive requirements relating specifically to workplace safety for healthcare employers in the U.S. This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, including preventing or minimizing any exposure through needle stick injuries. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the U.S. Department of Transportation, the U.S. Public Health Service, the United States Postal Service and the International Air Transport Association. We will use third-party vendors to dispose of regulated medical waste, hazardous waste and radioactive materials and contractually require them to comply with applicable laws and regulations.

International Regulations

We may market our assays outside of the United States and will be subject to foreign regulatory requirements governing laboratory licensure, human clinical testing, use of tissue, privacy and data security, and marketing approval for our tests. These requirements vary by jurisdiction, differ from those in the United States and may require us to implement additional compliance measures or perform additional pre-clinical or clinical testing. On September 26, 2012, the European Commission released the first drafts of the new European Union (“EU”) regulations for medical devices and In Vitro Diagnostic Devices (“IVD”) that if finalized will impose additional regulatory requirements on IVDs used in the EU. In many countries outside of the United States, coverage, pricing and reimbursement approvals are also required. We are also required to maintain accurate information and control over sales and distributors’ activities that may fall within the purview of the Foreign Corrupt Practices Act, its books and records provisions and its anti-bribery provisions.

Reimbursement and Billing

Reimbursement and billing for diagnostic services is generally highly complex. Laboratories must bill various payors, such as private third-party payors, including Managed Care Organizations (“MCO”) and state and federal health care programs, such as Medicare and Medicaid, and each may have different billing requirements. Additionally, the audit requirements we must meet to ensure compliance with applicable laws and regulations, as well as our internal compliance policies and procedures, add further complexity to the billing process. Other factors that complicate billing include:

●	variability in coverage and information requirements among various payors;
●	missing, incomplete or inaccurate billing information provided by ordering physicians;
●	billings to payors with whom we do not have contracts;
●	disputes with payors as to which party is responsible for payment; and
●	disputes with payors as to the appropriate level of reimbursement.

Depending on the reimbursement arrangement and applicable law, the party that reimburses us for our services may be:

●	a third party who provides coverage to the patient, such as an insurance company or MCO;
●	a governmental payor; or
●	the patient.

Federal and State Fraud and Abuse Laws

A variety of federal laws prohibit fraud and abuse involving state and federal health care programs, such as Medicare and Medicaid. These laws are interpreted broadly and enforced aggressively by various state and federal agencies, including CMS, the Department of Justice, the Office of Inspector General for the Department of Health and Human Services (“OIG”), and various state agencies. In addition, the Medicare and Medicaid programs increasingly use a variety of contractors to review claims data and to identify improper payments as well as fraud and abuse. Any overpayments identified must be repaid to the Medicare program unless a favorable decision is obtained on appeal. In some cases, these overpayments can be used as the basis for an extrapolation, by which the error rate is applied to a larger universe of claims, and which can result in even higher repayments.

Anti-Kickback Laws

The Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program. “Remuneration” is broadly defined to include anything of value, such as, for example, cash payments, gifts or gift certificates, discounts, or the furnishing of services, supplies or equipment. The Anti-Kickback Statue is broad and prohibits many arrangements and practices that are lawful in businesses outside of the health care industry.

Recognizing the breadth of the Anti-Kickback Statute and the fact that it may technically prohibit many innocuous or beneficial arrangements within the health care industry, the OIG has issued a series of regulations, or safe harbors. Compliance with all requirements of a safe harbor immunizes the parties to the business arrangement from prosecution under the Anti-Kickback Statute. The failure of a business arrangement to fit within a safe harbor does not necessarily mean that the arrangement is illegal or that the OIG will pursue prosecution. Still, in the absence of an applicable safe harbor, a violation of the Anti-Kickback Statute may occur even if only one purpose of an arrangement is to induce referrals. The penalties for violating the Anti-Kickback Statute can be severe. These sanctions include criminal and civil penalties, imprisonment and possible exclusion from the federal health care programs. Many states have adopted laws similar to the Anti-Kickback Statute, and some apply to items and services reimbursable by any payor, including private third-party payors.

Physician Self-Referral Bans

The federal ban on physician self-referrals, commonly known as the Stark Law, prohibits, subject to certain exceptions, physician referrals of Medicare patients to an entity providing certain designated health services, which include laboratory services, if the physician or an immediate family member of the physician has any financial relationship with the entity. Several Stark Law exceptions are relevant to arrangements involving clinical laboratories, including: (1) fair market value compensation for the provision of items or services; (2) payments by physicians to a laboratory for clinical laboratory services; (3) certain space and equipment rental arrangements that satisfy certain requirements; and (4) personal services arrangements. Penalties for violating the Stark Law include the return of funds received for all prohibited referrals, fines, civil monetary penalties and possible exclusion from the federal health care programs. In addition to the Stark Law, many states have their own self-referral bans, which may extend to all self-referrals, regardless of the payor.

State and Federal Prohibitions on False Claims

The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government. Under the False Claims Act, a person acts knowingly if he has actual knowledge of the information or acts in deliberate ignorance or in reckless disregard of the truth or falsity of the information. Specific intent to defraud is not required. The qui tam provisions of the False Claims Act allow a private individual to bring an action on behalf of the federal government and to share in any amounts paid by the defendant to the government in connection with the action. Penalties include payment of up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 and $11,000 for each false claim, as well as possible exclusion from the federal health care programs. In addition, various states have enacted similar laws modeled after the False Claims Act that apply to items and services reimbursed under Medicaid and other state health care programs, and, in several states, such laws apply to claims submitted to any payor.

Civil Monetary Penalties Law

The federal Civil Monetary Penalties Law, or the CMP Law, prohibits, among other things (1) the offering or transfer of remuneration to a Medicare or state health care program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies; (2) employing or contracting with an individual or entity that the provider knows or should know is excluded from participation in a federal health care program; (3) billing for services requested by an unlicensed physician or an excluded provider; and (4) billing for medically unnecessary services. The penalties for violating the CMP Law include exclusion, substantial fines, and payment of up to three times the amount billed, depending on the nature of the offense.

Employees

During the fiscal year ended September 30, 2020, the Company had twelve active employees including the President & Chief Executive Officer and the Executive Chairman. The Company has not experienced any work disruptions or stoppages and it considers relations with its employees to be good. No employee of the Company is covered by a collective-bargaining agreement.

ITEM 1A. RISK FACTORS

Risks Relating to Our Financial Position and Operations

We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have no products approved for commercial sale and to date we have generated little revenue or profit from our technology. We may never realize revenue or profitability. There is substantial doubt in our ability to continue as a going concern.

We had net losses of $3,170,267 and $1,597,834 for the years ended September 30, 2020 and 2019, respectively. The net loss from operations were $3,356,790 and $1,485,135 for the years ended September 30, 2020 and 2019, respectively. The net cash used in operations were $3,470,755 and $1,119,881 for the years ended September 30, 2020 and 2019, respectively. Additionally, the Company had an accumulated deficit of $43,187,588 and $38,011,201, at September 30, 2020 and 2019, respectively, had a stockholders’ deficit of $307,595 at September 30, 2020, and had a working capital of $877,234 at September 30, 2020. The Company had revenues of $181,229 and $0, for the years ended September 30, 2020 and 2019, respectively. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

Our losses have resulted principally from expenses incurred in the discovery and development of Theralink and from general and administrative expenses incurred while building our business infrastructure. We expect to continue to incur losses for the near future. Furthermore, we expect these losses to increase as we continue our research and development of and seek regulatory approval for Theralink and any other services we may develop, prepare for and begin to commercialize and add infrastructure and personnel to support the development of our technology and operations as a public company. The net losses and negative cash flows from operations incurred to date, together with expected future losses, have had and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

Management cannot provide assurance that we will ultimately achieve profitable operations or become cash flow positive or raise additional debt and/or equity capital. Management believes that our capital resources are not currently adequate to continue operating and maintaining our business strategy for a period of twelve months from the issuance date of this report. The Company will seek to raise capital through additional debt and/or equity financings to fund its operations in the future.

Although management believes there is substantial doubt about our ability to continue as a going concern our consolidated financial statements do not reflect any adjustments that might result if we are unable to continue our business. Our consolidated financial statements contain additional disclosures in the notes to the financial statements describing our current circumstances. Even if we are able to successfully realize our commercialization goals for Theralink, because of the numerous risks and uncertainties associated with commercialization of our technology, we may still require additional funding. We are unable to predict when we will become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability.

We will need additional funding to achieve our goals and may be unable to raise additional capital when needed, which would force us to delay, reduce or eliminate our product development and commercialization efforts. Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies.

We expect to expend substantial resources for the foreseeable future to continue the development and commercialization of our technology. We may not be able to generate significant revenues for several years, if at all. Until such time as we can generate substantial service revenues, we may attempt to finance our cash needs through equity offerings, debt financings, government and/or other third-party grants or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our investors’ ownership interest will be diluted. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more research or development programs, which would adversely impact potential revenues, results of operations and financial condition. We cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of, or eliminate one or more of our research and development activities.

The recent COVID-19 pandemic has negatively affected and will continue to negatively affect our business, financial condition and results of operations.

The public health crisis caused by the COVID-19 pandemic and the measures that have been taken or that may be taken in the future by governments, businesses, including us, and the public at large to limit COVID-19’s spread have had, and we expect will continue to have, a materially negative effect on our business, financial condition, and results of operation. The extent of the impact of the COVID-19 pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and which will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in consumer behavior in response to the pandemic, some of which may be more than just temporary.

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

In certain jurisdictions, the stay-at-home orders have been relaxed but considerable uncertainty remains about the ultimate impact on our business. Even if the orders are lifted, there is no assurance that they will not be reinstated if the spread of COVID-19 continues. For example, many jurisdictions have recently reinstated orders requiring people to wear masks in public after test results have showed a resurgence of the pandemic. Resurgence of the pandemic in some markets has slowed the reopening process of businesses in those areas, including Europe where additional lockdowns have been recently reinstated. If COVID-19 infection trends continue to reverse and the pandemic intensifies and expands geographically, its negative impacts on our sales could be more prolonged and may become more severe. The long-term financial impact on our business cannot be reasonably estimated at this time.

The COVID-19 pandemic has required alternative selling approaches that are less effective, such as through social media. We may continue to experience reductions in revenue using these alternative selling approaches that avoid direct contact with our customers.

There is considerable uncertainty regarding how these measures and future measures in response to the pandemic will impact our business, including whether they will result in further changes in demand for our technology, further increases in operating costs whether as a result of increases in employee costs or otherwise. Compliance with governmental measures imposed in response to COVID-19 has caused and may continue to cause us to incur additional costs, and any inability to comply with such measures can subject us to restrictions on our business activities, fines, and other penalties, any of which can adversely affect our business. In addition, the increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing and other cybersecurity attacks as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic, and an increase in the number of points of potential attacks, such as laptops and mobile devices (both of which are now being used in increased numbers). Any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks, may adversely affect our business. Further, we experienced, and will continue to experience, costs associated with continuing to pay certain employees who are limited in their ability to work due to the travel bans and restrictions, quarantines, curfews, shelter in place orders and, therefore, do not generate corresponding revenue.

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

Risks Relating to our Product Commercialization Pursuits

If we fail to achieve and sustain commercial success for our services, our business will suffer, our future prospects may be harmed, and our stock price would likely decline.

We have sold or marketed our technology on a very limited basis. Unless we can continue to successfully commercialize our services or acquire the right to market other approved products or services, our business will be materially adversely affected. Our ability to generate revenues for our services will depend on, and may be limited by, a number of factors, including the following:

●	acceptance of and ongoing satisfaction with our services by the medical community, patients receiving therapy and third-party payors in the United States, and eventually in foreign markets if we receive marketing approvals abroad;

●	our ability to develop and expand market share for analyzing late-stage cancer patients, both in the United States and potentially in the rest of the world if we receive marketing approvals outside of the United States, in the midst of numerous competing technologies for late-stage cancer, many of which are already generally accepted in the medical community;

●	adequate coverage or reimbursement for our services by government healthcare programs and third-party payors, including private health coverage insurers and health maintenance organizations; and

●	the ability of patients to afford any required co-payments for our services.

If for any reason we are unable to sell our services, our business would be seriously harmed and could fail.

If Theralink were to become the subject of concerns related to its efficacy, safety, or otherwise, our ability to generate revenues from Theralink could be seriously harmed.

With the use of any newly marketed technology by a wider patient population, serious adverse events may occur from time to time that initially do not appear to relate to the technology itself. Any safety issues could cause us to suspend or cease marketing of our approved technology, cause us to modify how we market our approved technology, subject us to substantial liabilities, and adversely affect our revenues and financial condition. In the event of a withdrawal of Theralink from the market, our revenues would decline significantly and our business would be seriously harmed and could fail.

Adoption of Theralink for the analysis of patients with either early stage or advanced cancer may be slow or limited for a variety of reasons, including competing therapies and perceived difficulties in the treatment process or delays in obtaining reimbursement. If Theralink is not broadly accepted as a treatment option for cancer, our business would be harmed.

The rate of adoption of Theralink for early stage or advanced cancer and the ultimate market size will be dependent on several factors, including the education of treating physicians on the patient treatment process with Theralink and immunotherapies generally. A significant portion of the prospective patient base for treatment with Theralink may be under the care of oncologists who may have little or no experience with our technology. Acceptance by oncologists of Theralink as a treatment option may be slow and may require us to educate physicians of the benefits of using our technology.

To achieve global success for Theralink as a technology, we will need to obtain approvals by foreign regulatory authorities. Data from our completed clinical trials of Theralink may not be sufficient to support approval for commercialization by regulatory agencies governing the sale of drugs outside of the United States. This could require us to spend substantial sums to develop sufficient clinical data for licensure by foreign authorities. Submissions for approval by foreign regulatory authorities may not result in marketing approval by these authorities for the requested indication. In addition, certain countries require pricing to be established before reimbursement for the specific indication may be obtained. We may not receive or maintain marketing approvals at favorable pricing levels or at all, which could harm our ability to market Theralink globally. Cancer is common in many regions where the healthcare support systems are limited and reimbursement for Theralink may be limited or unavailable, which will likely limit or slow adoption in these regions. If we are unable to successfully achieve the full global market potential of Theralink due to diagnostic practices or regulatory hurdles, our future prospects would be harmed, and our stock price could decline.

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

Products such as chemotherapeutics, androgen metabolism or androgen receptor antagonists, endothelin A receptor antagonists, antisense compounds, angiogenesis inhibitors and gene therapies for cancer are also under development by a number of companies and could potentially compete with Theralink. In addition, many universities and private and public research institutes may in the future become active in cancer research, which may be in direct competition with us.

Some of our competitors in the cancer therapeutics field have substantially greater research and development capabilities than we do. Their manufacturing, marketing, financial and managerial resources may be greater than ours. Acquisitions of competing companies by large pharmaceutical and biotechnology companies could enhance our competitors’ resources. In addition, our competitors may obtain patent protection or FDA approval and commercialize products more rapidly than we do, which may impact future sales of our technology. We expect that competition among treatment options approved for sale will be based, among other things, on product efficacy, price, safety, reliability, availability, patent protection, and sales, marketing and distribution capabilities. Our profitability and financial position will suffer if our products receive regulatory approval, but cannot compete effectively in the marketplace.

We could face competition for Theralink or other approved technologies and products that could impact our profitability.

We may face competition in Europe from other technologies and products, and we expect we may face competition from those technologies and products in the future in the United States as well. To the extent that governments adopt more permissive approval frameworks and competitors are able to obtain broader marketing approval for treatment options, our technology will become subject to increased competition. Expiration or successful challenge of applicable patent rights could trigger such competition, and we could face more litigation regarding the validity and/or scope of our patents. We cannot predict to what extent the entry of other technologies or other competing products could have on the future potential sales of our services in the E.U., where other innovative biological products are already available. Our inability to compete effectively in foreign territories would reduce global sales potential, which could have a material adverse effect on our results of operations.

Failure to retain key personnel could impede our ability to develop our technology and to obtain new collaborations or other sources of funding.

We currently do not have the necessary senior management and senior scientific, clinical, regulatory, operational and other personnel to operate our business. The development of new therapeutic technologies and products requires expertise from a number of different disciplines, some of which are not widely available.

Companies like ours depend upon our scientific staff to discover new technology and product candidates and to develop and conduct pre-clinical studies of those new potential technologies and products. The quality and reputation of our scientific, clinical and regulatory staff, especially the senior staff, and their success in performing their responsibilities, may directly influence the success of our technology development program. As we pursue successful commercialization of Theralink, we will need to hire sales and marketing, and operations executive management staff in order to ensure our organizational success. In addition, we require additional executive officers to provide strategic and operational guidance. Our inability to recruit key management and scientific, clinical, regulatory, medical, operational and other personnel, may delay or prevent us from achieving our business objectives. We face intense competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

Risks Relating to Collaboration Arrangements and Reliance on Third Parties

We must rely on relationships with third-party suppliers to supply necessary components used in our technology. These relationships are not easy to replace.

We rely upon others for information used in the production of the Theralink assay. Problems with any of our suppliers’ facilities or processes could result in failure to produce or a delay in production of adequate information we use in the production of the Theralink assay. This could delay or reduce commercial sales and materially harm our business. Any prolonged interruption in the operations of our suppliers’ facilities could result in cancellation of orders, a shortfall in the information necessary to complete our assay.

Risks Related to Regulations

Theralink in clinical development maybe limited in use if we do not maintain or gain required regulatory approvals.

Our clinical business maybe subject to extensive regulation by numerous state and federal governmental authorities in the United States and potentially by foreign regulatory authorities, with regulations differing from country to country. Other applicable non-United States regulatory authorities have equivalent powers.

Obtaining regulatory approval for marketing of a technology candidate in one country does not assure we will be able to obtain regulatory approval in other countries. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries.

In general, the FDA and equivalent other country authorities require labeling, advertising and promotional materials to be truthful and not misleading and marketed only for the approved indications and in accordance with the provisions of the approved label. If the FDA or other regulatory authorities were to challenge our promotional materials or activities, they may bring enforcement action.

Regulatory authorities could also add new regulations or reform existing regulations at any time, which could affect our ability to obtain or maintain approval of our products. Theralink is a novel technology. As a result, regulatory agencies lack experience with it, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of Theralink outside of the United States. We are unable to predict when and whether any changes to regulatory policy affecting our business could occur, and such changes could have a material adverse impact on our business. If regulatory authorities determine that we have not complied with regulations in the research and development of a product candidate, a new indication for an existing product or information to support a current indication, they may not approve the technology candidate or new indication or maintain approval of the current indication in its current form or at all, and we would not be able to market and sell it. If we were unable to market and sell our technology candidate internationally, our business and results of operations would be materially and adversely affected.

Failure to comply with foreign regulatory requirements governing human clinical trials and failure to obtain marketing approval for product candidates could prevent us from selling our technology in foreign markets, which may adversely affect our operating results and financial condition.

The requirements governing the conduct of clinical trials, manufacturing, testing, product approvals, pricing and reimbursement outside the United States vary greatly from country to country. We may not obtain foreign regulatory approvals on the timeframe we may desire, if at all. Failure to comply with these regulatory requirements or obtain required approvals could impair our ability to develop foreign markets for our technology and may have a material adverse effect on our business and future prospects.

Our prospective revenues will be diminished if payors do not adequately cover or reimburse our services.

There has been and will continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. In addition, private payors continually seek ways to reduce and control overall healthcare costs. An increasing emphasis on managed care in the United States will continue to put pressure on the pricing of healthcare services. Uncertainty exists as to the coverage and reimbursement status of new applications and services. Third-party payors, including governmental payors such as Medicare and private payors, are scrutinizing new medical products and services and may not cover or may limit coverage and the level of reimbursement for our services. Third-party insurance coverage may not be available to patients for any of our existing service candidates or for tests we discover and develop, and a substantial portion of the testing for which we bill our hospital and laboratory clients may ultimately be paid by third-party payers. Likewise, any pricing pressure exerted by these third party payers on our clients may, in turn, be exerted by our clients on us. If government and other third-party payers do not provide adequate coverage and reimbursement for our tests, it could adversely affect our operating results, cash flows and/or our financial condition.

We use hazardous materials in our business and must comply with environmental laws and regulations, which can be expensive.

Our operations produce hazardous waste products, including chemicals and radioactive and biological materials. We are subject to a variety of federal, state and local laws and regulations relating to the use, handling, storage and disposal of these materials. Although we believe that our safety procedures for handling and disposing of these materials complies with the standards prescribed by state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. We generally contract with third parties for the disposal of such hazardous waste products. We are also subject to regulation by the Occupational Safety and Health Administration (“OSHA”), and the Environmental Protection Agency (the “EPA”), and to regulation under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. OSHA and/or the EPA may promulgate regulations that may affect our research and development programs. We may be required to incur further costs to comply with current or future environmental and safety laws and regulations. In addition, in the event of accidental contamination or injury from these materials, we could be held liable for any damages that result, including remediation, and any such liability could exceed our resources.

If we are unable to safeguard against security breaches with respect to our information systems, our business may be adversely affected.

In the course of our business, we gather, transmit and retain confidential information through our information systems. Although we endeavor to protect confidential information through the implementation of security technologies, processes and procedures, it is possible that an individual or group could defeat security measures and access sensitive information about our business and employees. Any misappropriation, loss or other unauthorized disclosure of confidential information gathered, stored or used by us could have a material impact on the operation of our business, including damaging our reputation with our employees, third parties and investors. We could also incur significant costs implementing additional security measures and organizational changes, implementing additional protective technologies, training employees or engaging consultants. In addition, we could incur increased litigation as a result of any potential cyber-security breach. We are not aware that we have experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a cyber-security breach or other act, however, a cyber-security breach or other act and/or disruption to our information technology systems could have a material adverse effect on our business, prospects, financial condition or results of operations.

We are exposed to potential product liability claims, and insurance against these claims may not be adequate and may not be available to us at a reasonable rate in the future.

Our business exposes us to potential liability risks inherent in the research, development, manufacturing and marketing of technology candidates and products. Most, if not all, of the patients who participate in our clinical trials are already seriously ill when they enter a trial. We may also be subject to liability for errors in the test results we provide to oncologists or for a misunderstanding of, or inappropriate reliance upon, the information we provide. We have commercial product liability insurance coverage. However, this insurance coverage may not be adequate to cover all claims against us. There is also a risk that adequate insurance coverage will not be available in the future on commercially reasonable terms, if at all. The successful assertion of an uninsured product liability or other claim against us could cause us to incur significant expenses to pay such a claim, could adversely affect our product development or product sales and could cause a decline in our product revenues. Even a successfully defended product liability claim could cause us to incur significant expenses to defend such a claim, could adversely affect our product development and could cause a decline in our product revenues. In addition, product liability claims could result in an FDA or equivalent non-United States regulatory authority investigation of the safety or efficacy of our products, our manufacturing processes and facilities, or our marketing programs.

Risks in Protecting Our Intellectual Property

We have exposure to general uncertainty and complex legal matters regarding the patents we license.

The patent positions of companies such as ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of method of use patents or reformulation patents has emerged in the United States. The relevant patent laws and their interpretation outside of the United States are also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology or product candidates and enforce the patent rights that we license, and also could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe on our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company-owned intellectual property, we cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, the methods of use, or the manufacture of those products. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology, and the issued patents that we in-license and those that may be issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for our technology. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents that we own or exclusively in-license. For these reasons, we may face competition with respect to our product candidates. Moreover, because of the extensive time required for development, testing, and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.

If we are unable to protect our proprietary rights or to defend against infringement claims, we may not be able to compete effectively or operate profitably.

We invent and develop technologies that are the basis for or incorporated in our potential products. We protect our technology through United States and foreign patent filings, trademarks and trade secrets.

The fact that we may file a patent application or that a patent has issued, however, does not ensure that we will have meaningful protection from competition with regard to the underlying technology or product. Patents, if issued, may be challenged, invalidated, declared unenforceable or circumvented or may not cover all applications we may desire. If we were to have pending patent applications as well as those we may file in the future may not result in issued patents. Patents may not provide us with adequate proprietary protection or advantages against competitors with, or who could develop, similar or competing technologies or who could design around our patents. Patent law relating to the scope of claims in the pharmaceutical field in which we operate is continually evolving and can be the subject of some uncertainty. The laws providing patent protection may change in a way that would limit protection.

We also rely on trade secrets and know-how that we seek to protect, in part, through confidentiality agreements. Our policy is to require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality agreements from companies that receive our confidential data. For employees, consultants and contractors, we require confidentiality agreements providing that all inventions conceived while rendering services to us shall be assigned to us as our exclusive property. It is possible, however, that these parties may breach those agreements, and we may not have adequate remedies for any breach. It is also possible that our trade secrets or know-how will otherwise become known to or be independently developed by competitors.

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

Litigation relating to the ownership and use of intellectual property is expensive, and our position as a relatively small company in an industry dominated by very large companies may cause us to be at a disadvantage in defending our intellectual property rights and in defending against claims that our technology infringes or misappropriate third-party intellectual property rights. Even if we are able to defend our position, the cost of doing so may adversely affect our profitability. We may in the future be subject to patent litigation and may not be able to protect our intellectual property at a reasonable cost if such litigation is initiated. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications may be due to be paid to the United States Patent and Trademark Office (“USPTO”), GMU, and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications, The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market and this circumstance would have a material adverse effect on our business.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends on a number of factors, including the following, many of which are beyond our control:

●	the relative success of our commercialization efforts for Theralink;

●	our historical and anticipated operating results, including fluctuations in our financial and operating results or failure to meet revenue guidance;

●	changes in government regulations affecting product approvals, reimbursement or other aspects of our or our competitors’ businesses;

●	announcements of technological innovations or new commercial products by us or our competitors;

●	developments concerning our key personnel;

●	our ability to protect our intellectual property, including in the face of changing laws;

●	announcements regarding significant collaborations or strategic alliances;

●	publicity regarding actual or potential performance of products under development by us or our competitors;

●	market perception of the prospects for biotechnology companies as an industry sector; and

●	general market and economic conditions.

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

In the Asset Sale Transaction, we issued a significant amount of equity securities, including Series D-1 and D-2 Preferred, which have subsequently converted into approximately 5.1 billion shares of common stock, we also have outstanding Series C-1 and C-2 Preferred, which are convertible into approximately 1.2 billion shares of common stock and warrants for approximately 900 million additional shares of common stock. We also promised approximately 1.8 billion options to our employees. These option when granted will be subject to the terms of the instrument as determined and approved by the board. As a result of these past issuances and potential future issuances, your ownership interest in the Company has been, and may in the future be, substantially diluted. In addition, we continue to issue shares of common stock, preferred stock, warrants and common stock equivalents to finance the business when necessary.

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

We have never declared or paid cash dividends on our capital stock. We are not currently profitable. To the extent, we become profitable, we intend to retain any future earnings to fund the development and growth of our business and do not currently anticipate paying any cash dividends in the foreseeable future. Accordingly, our stockholders will not realize a return on their investment unless and until they sell shares if the trading price of our shares appreciates from the price at which the shareholder purchased them, of which there is no guarantee.

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

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares. The market for our common stock is limited and persons who purchase our common stock may not be able to resell their shares at or above the purchase price paid by them.

Our common stock is quoted on the OTC Pink tier of the OTC Markets. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like the New York Stock Exchange. The OTC-Market is not a liquid market. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline. These factors may result in investors having difficulty reselling any shares of our common stock.

We are subject to the “penny stock” rules, which means brokers cannot generally solicit the purchase of our common stock, which adversely affects its liquidity and market price.

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTC has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

In addition to the “penny stock” rules, FINRA has adopted FINRA Rule 2111, which requires a broker-dealer to have reasonable grounds for believing that an investment is suitable for a customer before recommending the investment. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices at 15000 W. 6th Avenue, Suite 400, Golden, CO 80401 is leased from a third party. In December 2019, we entered into a lease agreement for our corporate and laboratory facility in Golden, Colorado. The lease is for a period of 60 months, with continuing rental options, commencing in February 2020 and expiring in February 2025. Pursuant to the lease agreement, the lease requires the Company to pay a monthly base rent of; (i) $4,878 in the first year; (ii) $5,026 in the second year; (iii) $5,179 in the third year; (iv) $5,335 in the fourth year and; (v) $5,495 in the fifth year, plus a pro rata share of operating expenses beginning February 2020.

We believe our facilities are adequate for our current and future needs.

ITEM 3. LEGAL PROCEEDINGS

On July 1, 2021, numerous purported plaintiffs brought an action against Avant and their previous executive team in the District Court of Harris County Texas. The action alleges the plaintiffs were engaged by Avant to perform services prior to 2018. The Company and Dr. Ruxin were named it the lawsuit. The Company believes these claims are without merit and intends to defend these lawsuits vigorously.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of Common Stock

Our common stock is quoted on the OTC Pink, operated by the OTC Markets Group. Our symbol is “OBMP.”

As of September 22, 2021, there were approximately 186 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries and holders of unissued shares common stock.

Recent Sales of Unregistered Securities

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

While some of these Orders were relaxed or lifted in different jurisdictions at various times during the year ended September 30, 2020, the overall impact of COVID-19 continues to have an adverse impact on business activities around the world. There is no assurance that Orders that were previously relaxed or lifted will not be reinstated as the spread of COVID-19 continues. For example, many jurisdictions have recently reinstated masking orders after test results have showed a resurgence of the pandemic. Resurgence of the pandemic in some markets has slowed the reopening process of businesses in those areas, including Europe where additional lockdowns have been recently reinstated. If COVID-19 infection trends continue to reverse and the pandemic intensifies and expands geographically, its negative impacts on our sales could be more prolonged and may become more severe. The long-term financial impact on our business cannot be reasonably estimated at this time.

Overview

Theralink is a commercial-stage precision medicine and molecular data-generating company that focuses on the development and commercialization of a series of patented, proprietary data-generating assays that may provide important actionable information for physicians and patients, as well as biopharmaceutical companies, in the areas of oncology. Our near-term goal is to continue to commercialize the technology originally developed by Theranostics, a company whose assets we acquired in May 2016. The Company differentiates itself by:

●	An exclusive license agreement with George Mason University (“GMU”), that has well-published scientists in our area of expertise.
●	Having access to the Ph.D.’s at GMU who have completed pioneering work in phosphoproteomic-based biomarkers diagnostics.
●	Domain expertise in cancer biomarker and data-generating laboratory testing data.
●	Development of proprietary, cutting edge assays focused on precision oncology care.
●	Building revenue streams based on our proprietary technology Theralink.
●	Having a patent portfolio licensed from GMU and the NIH.

Theralink is advancing its patented, proprietary technology in the field of phosphoproteomic research, a sector which has emerged as one of the most exciting new components in the high-growth field of precision molecular diagnostics. The Theralink platform makes it possible to generate an accurate and comprehensive portrait of protein pathway activation in diseased cells from each patient, and thereby determining which individuals may be better responders to certain targeted molecular therapies. The platform enables the quantitative measurement of the level of activation. Moreover, the sensitivity is many times greater than conventional mass spectrometry and other protein immunoassays. Initially spun-out of GMU in 2006, and subsequently brought to the federal government’s Center for Medicare & Medicaid Services’ (“CMS”) Clinical Laboratory Improvement Amendments (“CLIA”) standards, the diagnostics suite may be highly relevant for oncology patient management today that may improve (i) chemotherapy drug selection; (ii) immunotherapy drug selection; and (iii) optimization of combination therapy selection.

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

The technology is based upon the pioneering work of three noted scientists, Drs. Lance Liotta, Emanuel Petricoin and Virginia Espina in proteomic-based diagnostics. We benefits from a portfolio of intellectual property derived from licensing agreements with:

●	The US Public Health Service (“PHS”), the federal agency that supervises the National Institutes of Health (“NIH”), which provides us with broad protection around its technology platform; and

●	GMU which provides access to additional intellectual property around improvements to the technology platform and biomarker signatures that form the basis for future diagnostic products.

Theralink is committed to advancing the technologies from GMU and the NIH as a platform for the development of new clinical biomarkers and diagnostics. These diagnostic and monitoring products have the potential to provide biopharmaceutical companies and doctors with critical molecular-based knowledge to make the best therapeutic decisions based on a patient’s unique, individual medical needs.

Our plan of operation over the next 12 months is to:

●	Choose members to sit on our Medical and Scientific Advisory Boards;
●	Continue to validate the Theralink cancer biomarker technology for additional solid tumors under CAP/CLIA standards to provide personalized medicine regarding treatment options for biopharmaceutical companies, clinical oncologists and their cancer patients;
●	Grow revenue generated from pharmaceutical companies.
●	Complete partnerships with pharmaceutical companies to perform oncology-related data-generating testing services to create revenue; and
●	Continue to seek financing to grow the Company.

As of the date of this Annual Report on Form 10-K, the following plans have been completed:

●	The leasehold improvements in the lab have been completed.
●	The lab has received CLIA certification for most states, including California CLIA certification.
●	A full-time Lab Director, a Medical Director, two additional business development professionals, two techs and two histotechs have been hired.
●	The lab is GLP compliant.
●	Our CLIA lab, with GMU scientists as consultants, is now accessioning tumor and biopharmaceutical samples that provide the basis to drive revenue channels.

Results of Operations

Comparison for the Years Ended September 30, 2020 and 2019

Revenue

●	During the years ended September 30, 2020 and 2019, we generated revenues of $181,229 and $0, respectively, an increase of $181,229 or 100%. The increase was primarily attributable to services performed under research and development contracts for pharmaceutical companies in 2020.

Costs of Revenues

●	During the years ended September 30, 2020 and 2019, we incurred cost of revenue of $52,587 and $0, respectively, an increase of $52,587 or 100%. The increase was primarily attributable to the increase in revenue discussed above.

Gross Margin

●	For the years ended September 30, 2020 and 2019, gross margin was $128,642 and $0, respectively, an increase of $128,642 or 100%. The increase was primarily attributable to the increase in revenue and cost of revenue discussed above.

Operating Expenses

For the years ended September 30, 2020 and 2019, operating expenses consisted of the following:

	For the Years Ended September 30,
	2020	2019
Professional fees	$925,626	$455,893
Consulting fee - related party	70,125	235,392
Compensation expense	1,285,858	375,712
Licensing fees	51,670	51,546
General and administrative expenses	1,152,153	366,592
Total	$3,485,432	$1,485,135

Professional fees:

●	For the year ended September 30, 2020, professional fees increased by $469,733 or 103%, as compared to the year ended September 30, 2019. The increase was primarily attributable to an increase in accounting and audit fees of $20,713, an increase in consulting fees of $275,315, an increase in IT services of $36,829, an increase in legal fees of $35,722 and an increase in talent search fees of $96,750.

Consulting fee - related party:

●	For the year ended September 30, 2020, consulting fee - related party decreased by $165,267 or 70%, as compared to the year ended September 30, 2019. The decrease was the result of the Company terminating the consulting agreements with AVDX Investors Group, whose partner is on our Board, in May 2019 and International Infusion whose principal owner served as an officer of the Company in December 2019.

Compensation expense:

●	For the year ended September 30, 2020, compensation expense increased by $910,146 or 242%, as compared to the year ended September 30, 2019. The increase was attributable to an increase in administrative compensation and related expenses of $880,116 and an increase in employee benefits of $30,030 resulting from hiring a research specialist, assistant laboratory director and other laboratory employees in fiscal year 2020.

Licensing fees:

●	For the year ended September 30, 2020, licensing fees increased by $124 or 0.2%, as compared to the year ended September 30, 2019.

General and administrative expenses:

●	For the year ended September 30, 2020, general and administrative expenses increased by $785,561 or 214%, as compared to the year ended September 30, 2019. The increase was primarily due to an increase in director’s fees of $30,000, an increase in biological expense of $364,282, an increase in repairs and maintenance of $67,008, an increase in sample analysis expense of $25,000, an increase on royalty fee of $20,663, an increase in general computer and communication expenses of $76,483, an increase in insurance expense of $24,855, an increase in depreciation expense of $50,220, an increase in building expenses of $51,117, an increase in travel expense of $28,126, and an increase in office expense of approximately $34,914. These increases were a result of the growth of revenue producing activities in fiscal year 2020.

Loss from Operations

For the year ended September 30, 2020, operating expenses from operations amounted to $3,485,432 as compared to $1,485,135 for the year ended September 30, 2019, an increase of $2,000,297, or 135%. The increase was primarily a result of the increase in operating expenses discussed above.

Other Income (Expenses), net

For the year ended September 30, 2020, we had total other income of $186,523 and total other (expense) of $(112,699) for the year ended September 30, 2019, a change of $299,222 or 266%. This change was primarily due to the increase in gain on debt extinguishment of $165,439, an increase on unrealized gain on exchange rate, net of $49,202 which was related to the write-off of liabilities from discontinued operation, an increase in other income of $10,000 from the Economic Injury Disaster Laon (“EIDL”) stimulus check, a decrease in loss on legal judgement of $30,100, a decrease in interest expense of $35,581 and a decrease in unrealized loss on marketable securities of $8,900.

Net Loss

For the year ended September 30, 2020, net loss attributed to common stockholders amounted to $3,170,267, or $(0.06) per share (basic and diluted) compared to net loss attributed to common stockholders of $1,597,834, or $(0.00) per share (basic and diluted), for the year ended September 30, 2019, an increase of $1,572,433, or 98%. The change was a result of the changes in operating expenses and other expenses, net as discussed above.

Preferred Stock Dividend and Deemed Dividend

For the year ended September 30, 2020, the Company recorded a beneficial conversion feature related to the Series E Preferred stock of $2,000,000 accounted for as deemed dividend and Series E Preferred stock dividends of $6,120.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital of $877,234 and $1,779,283 of cash as of September 30, 2020 and a working capital (deficit) of $(964,769) and $560,407 of cash as of September 30, 2019.

	September 30, 2020	September 30, 2019	Change	Percentage Change
Working capital (deficit):
Total current assets	$2,067,971	$591,461	$1,476,510	250%
Total current liabilities	(1,190,737)	(1,556,230)	365,493	23%
Working capital (deficit):	$877,234	$(964,769)	$1,842,003	191%

The increase in working capital was primarily attributable to the increase in current assets of $1,476,510 and decrease in current liabilities of $365,493.

Cash Flows

The following table sets forth a summary of changes in cash flows for the years ended September 30 2020 and 2019:

	Years Ended September 30,
	2020	2019
Cash used in operating activities	$(3,470,755)	$(1,119,881)
Cash provided by (used in) investing activities	144,390	(38,232)
Cash provided by financing activities	4,545,241	1,697,624
Net change in cash	$1,218,876	$539,511

Net Cash Used in Operating Activities:

Net cash used in operating activities was $3,470,755 for the year ended September 30, 2020 as compared to $1,119,881 for the year ended September 30, 2019, an increase of $2,350,874 or 210%.

●	Net cash used in operating activities for the year ended September 30, 2020 primarily reflected our net loss of $3,170,267 adjusted for the add-back on non-cash items such as depreciation expense of $97,761, lease cost of $6,633, gain on debt extinguishment of $165,439, unrealized gain on exchange rate of $49,202, unrealized loss on marketable securities of $6,900 and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses and other current assets of $194,994, an increase in accounts payable of $46,341, offset by a decrease in accrued liabilities and other liabilities of $48,488.

●	Net cash used in operating activities for the year ended September 30, 2019 primarily reflected our net loss of $1,597,834 adjusted for the add-back on non-cash items such as depreciation expense of $47,450, stock-based compensation expense of $100, amortization of debt discount of $25,000, unrealized loss on marketable securities of $15,800 and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses and other current assets of $16,512, an increase in accounts payable of $177,449, an increase in accrued liabilities and other liabilities of $126,657 and an increase due to related parties of $101,919.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $144,390 for the year ended September 30, 2020 as compared to net cash (used in) investing activities $(38,232) for the year ended September 30, 2019, a change of $182,622, or 478%.

●	Net cash provided by investing activities for the year ended September 30, 2020, resulted from the cash acquired from the Asset Sale Transaction of $675,928 offset by the purchase of property and equipment of $531,538.

●	Net cash used by investing activities for the year ended September 30, 2019, resulted from the purchase of property and equipment of $38,232.

Cash Provided by Financing Activities:

Net cash provided by financing activities was $4,545,241 for the year ended September 30, 2020 as compared to $1,697,624 for the year ended September 30, 2019, an increase of $2,847,617 or 168%.

●	Net cash provided by financing activities for the year ended September 30, 2020, consisted of $4,590,000 of net proceeds from the sale of preferred stock offset by the repayment of a related party advance of $20,000 and repayment of convertible debt of $24,759.

●	Net cash provided by financing activities for the year ended September 30, 2019, consisted of proceeds from the sale of preferred stock of $1,599,469, the proceeds of $100,000 from convertible debt, net of debt discount, the proceeds from related party advances of $115,050, offset by the repayment of convertible debt of $31,500, repayment of related party advances of $67,000 and repayment of financing right of use liabilities of $18,395.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had net loss and net cash used in operations of $3,170,267 and $3,470,755, respectively, for the year ended September 30, 2020. Additionally, the Company had an accumulated deficit, stockholders’ equity and working capital of $43,187,588, $307,595 and $877,234 at September 30, 2020. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

The global pandemic COVID-19, otherwise referred to as the Coronavirus, could impair our ability to raise additional funding or make such funding more costly. The ongoing global pandemic has caused cessation of normal business operations and caused capital markets to decline sharply. This could make it more difficult for the Company to access capital. It is currently difficult to estimate with any certainty how long the pandemic and resulting curtailment of business will continue, and its effect on capital markets and the Company’s ability to raise funds is, accordingly, difficult to quantify. In addition, to the extent that any of the Company’s personnel or consultants are affected by the virus, this could cause delays or disruption in our planned research and development activities.

Current and Future Financings

Sales of Series E Preferred Stock and Warrants Pursuant to Subscription Agreement

On September 16, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with an investor to purchase an aggregate amount of 1,000 shares of the newly created Series E Convertible Preferred Stock of the Company (the “Series E Preferred”) for an aggregate investment amount of $2,000,000. The Company’s Series E Preferred Stock has a stated value of $2,000 per share and shall accrue, on a quarterly basis in arrears, dividends at the rate of 8% per annum on the stated value. The dividends shall be paid quarterly at the option of the holder of the Series E Preferred in either cash or shares of common stock of the Company. The number of shares of common stock issuable on the conversion of the Series E Preferred is determined by dividing the stated value of the number of shares being converted, plus any accrued and unpaid dividends, by the lesser of: (i) $0.00375 and (ii) 75% of the average closing price of the Company’s common stock during the prior five trading days including a price protection provision for offerings below the conversion price. However, the conversion price shall never be less than $0.0021. For eighteen months from the anniversary of the closing, the Company needs to obtain consent from a group of investors prior to engaging in any future capital raises.

Pursuant to the Series E Certificate of Designation, Series E Preferred Stock is redeemable at the option of the holder in the event that the Company is prohibited from issuing shares of common stock to a holder upon any conversion due to insufficient shares of common stock available (“Authorized Failure Shares”) and therefore meets the criteria of a contingently redeemable instrument in accordance with ASC 480-10-25-7 - Distinguishing Liabilities from Equity. The Series E Preferred Stock is contingently redeemable upon the occurrence of an event that is outside of the issuer’s control. Thus, it should be classified as temporary equity pursuant to ASC 480-10-S99.

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

Since inception we have funded our operations primarily through equity and debt financings and we expect that we will continue to fund our operations through equity and debt financing, either alone or through strategic alliances. If we are able to raise additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial or other loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the years ended September 30, 2020 and 2019 include, but are not necessarily limited to, the valuation of assets and liabilities of discontinued operations, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of right-of-use (“ROU”) assets and lease liabilities, assumptions used in assessing impairment of long-lived assets, allowances for sales returns, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

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

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2020. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

Pursuant to ASC 505-50 - Equity-Based Payments to Non-Employees, all share-based payments to non-employees, including grants of stock options, are recognized in the consolidated financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the consolidated financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07 during the period September 30, 2018, and the adoption did not have any impact on its consolidated financial statements.

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

The Company provides research and development support to biopharmaceutical companies to assist their drug development programs. The services provided by the Company are performance obligations under services contracts. These contracts are completed over time and may lead to deferred revenue for services not completed at the end of a period. Management reviews the completion status of all jobs monthly to determine the appropriate amount of revenue to recognize.

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

Operating and financing lease ROU assets represents the right to use the leased asset for the lease term and operating and financing lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and edging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470- 20, Debt with Conversion and Other Options, for convertible instruments. Under the amendments in ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate when applying the guidance in Topic 835, Interest. The amendments in ASU 2020-06 provide financial statement users with a simpler and more consistent starting point to perform analyses across entities. The amendments also improve the operability of the guidance and reduce, to a large extent, the complexities in the accounting for convertible instruments and the difficulties with the interpretation and application of the relevant guidance. To further improve the decision usefulness and relevance of the information being provided to users of financial statements, amendments in ASU 2020-06 increased information transparency by making the following amendments to the disclosure for convertible instruments:

1.	Add a disclosure objective
2.	Add information about events or conditions that occur during the reporting period that cause conversion contingencies to be met or conversion terms to be significantly changed
3.	Add information on which party controls the conversion rights
4.	Align disclosure requirements for contingently convertible instruments with disclosure requirements for other convertible instruments
5.	Require that existing fair value disclosures in Topic 825, Financial Instruments, be provided at the individual convertible instrument level rather than in the aggregate.

Additionally, for convertible debt instruments with substantial premiums accounted for as paid-in capital, amendments in ASU 2020-06 added disclosures about (1) the fair value amount and the level of fair value hierarchy of the entire instrument for public business entities and (2) the premium amount recorded as paid-in capital.

The amendments in ASU 2020-06 are effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of its annual fiscal year and are allowed to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. Transactions that were settled (or expired) during prior reporting periods are unaffected. The cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. If an entity elects the fully retrospective method of transition, the cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. The Company is evaluating the impact of the revised guidance and believes that it will not have a significant impact on its consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules from page F-1 of this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2020, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal control over financial reporting

Management’s annual report on internal control over financial reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2020. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of September 30, 2020, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal controls over financial reporting:

(1)	The lack of multiple levels of management review on complex accounting and financial reporting issues, and business transactions,

(2)	a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support the hiring of personnel and implementation of accounting systems,

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Limitations on Effectiveness of Controls

Our principal executive officer and principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this report.

Name	Age	Position
Mick Ruxin, M. D.	75	Chief Executive Officer, President and Director
Thomas Chilcott	53	Chief Financial Officer
Jeffrey Busch	63	Chairman of the Board
Andrew Kucharchuk	40	Director
Yvonne C. Fors	49	Director

Biographical information concerning the directors and executive officers listed above is set forth below. The information presented includes information each individual has given us about all positions they hold and their principal occupation and business experience for the past five years. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our Board to conclude that they should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. Each has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our Company and our Board.

Mick Ruxin, M.D.

Dr. Ruxin has been the Chief Executive Officer, President and a director of the Company since June 2020 and was the Chief Executive Officer, President of Avant prior to the Asset Sale. Prior to his current role, he was a strategic advisor to Avant since December 2017. Previously, Dr. Ruxin was the Chairman, CEO and Founder of Global Med Technologies, Inc. (GLOB). He grew GLOB from a foundational concept to an international medical software company, specializing in FDA approved software, with specific diagnostic capabilities, and serving over 30 countries on 4 continents. Under his leadership, GLOB had its initial financing, its initial public offering and subsequent follow-on financings. Dr. Ruxin also founded PeopleMed, Inc., a validation and chronic disease management software subsidiary of GLOB. In addition, he conceived and executed the acquisition and financing of Inlog, a French software company serving the EU, becoming the Directeur General responsible for European Operations—and eDonor, a US based regulated software company serving domestic and international blood donor centers. Prior to Dr. Ruxin engineering the sale of GLOB to a NYSE company, Haemonetics Corp. (HAE), he led his team to national prominence by being awarded the #1 position in quality of product and customer service against billion-dollar software companies, rated by an industry-respected, independent software rating service. After GLOB’s acquisition by Haemonetics, Dr. Ruxin was asked to stay with the company through the transition. Dr. Ruxin was on the Executive Management Team (EMT) at Haemonetics for approximately 6 months after the merger. The EMT was responsible for diagnostic strategies and identified domestic and international software opportunities for the Company. Before founding Global Med Technologies, Dr. Ruxin founded and was President and CEO of DataMed International, Inc. (DMI), a private, international drugs of abuse management company (from 1989-1997). DMI’s clients included FedEx, International Multi-Foods, Los Alamos National Laboratories, Chevron, ConAgra, Nestles and AT&T, among over 500 other companies. Dr. Ruxin was one of the first 10 certified Medical Review Officers in the country, and he participated in writing the Federal legislation for drugs of abuse testing. Dr. Ruxin received his M.D. degree from the University of Southern California and his B.A degree in Philosophy from the University of Pittsburgh.

Thomas E. Chilcott, III

Mr. Chilcott has served as our Chief Financial Officer since September 2020. Prior to taking his current role, Mr. Chilcott served as Chief Financial Officer, Secretary, Treasurer and Controller of Ampio Pharmaceuticals, Inc., or Ampio (NASDAQ: AMPE), from January 2017 until June 2019. Mr. Chilcott also served as the President and Chief Executive Officer of Chilcott Consulting Group from September 2006 to December 2016. Mr. Chilcott began his career as an auditor with KPMG Peat Marwick. He graduated from Villanova University with a BS of Administration in Accountancy and is a Certified Public Accountant in good standing. Mr. Chilcott is a member of the Colorado Society of Certified Public Accountants.

Jeffrey Busch

Mr. Busch has served as the Chairman of our Board since June 2020. Mr. Busch is the current Chairman and CEO of Global Medical REIT, a NYSE listed (NYSE:GMRE) and publicly traded company which acquires licensed medical facilities. Mr. Busch has been a Presidential Appointee, entrepreneur and active investor in various asset classes, including medical and pharmaceutical since 1985. Mr. Busch has had a distinguished career in public service, which included serving as a Chief of Staff to a United States Congressman and serving in senior positions in two U.S. Presidential Administrations. Mr. Busch oversaw hundreds of millions of dollars in economic development programs. Mr. Busch represented the United States before the United Nations in Geneva, Switzerland. Mr. Busch has served as a top advisor to several publicly traded medical companies and has worked in the medical, blood supply and management field. Mr. Busch also served as President of Safe Blood International Foundation, where he oversaw the establishment of medical facilities in 35 developing nations, including China, funded by the U.S. Centers for Disease Control and Prevention, USAID, Chinese government and corporate and private entities. Mr. Busch is a graduate of the New York University Stern School of Business, holds a Master of Public Administration specializing in health care from New York University, and a Doctor of Jurisprudence from Emory University.

Andrew Kucharchuk

Mr. Kucharchuk has served as a director of our Company since June 2020. Mr. Kucharchuk served as our Chief Financial Officer from August 2020 until September 2020 and as a member of our board since June 2020. Mr. Kucharchuk was previously the Chief Executive Officer and Chief Financial Officer of OncBioMune, Inc. prior to the Asset Sale. Mr. Kucharchuk is a graduate of Louisiana State University and Tulane University’s Freeman School of Business, where he earned an MBA with a Finance Concentration. Mr. Kucharchuk’s role as a former executive officer of our company gives him unique insights into our day-to-day operations, a practical understanding of the issues and opportunities that face us and our strategic planning, commercial growth, and strategic transactions, giving him the appropriate and valuable qualifications to serve as a board member.

Yvonne C. Fors

Ms. Fors has served as a director of our Company since June 2020. Ms. Fors is the current Chief Financial Officer and Vice President of Finance for Ashton Capital Corporation, Ms. Fors has taken an active role in all areas of the business since joining the team in 2000. In addition to her involvement in company growth through acquisition, real estate development and investment, she establishes relationships and collaborates with banks and other financial institutions to leverage the assets of the corporation into funding for expansion. In addition to her seat on the Ashton Capital Corporation Board of Directors, Ms. Fors currently serves on the Boards of SaviBank, Savi Financial Corporation and GaffTech. She is also actively involved in SWAN Investments, an early-stage investment fund located in Seattle. Previously, Ms. Fors was the Controller and Manager of four medical clinics in Las Vegas, Nevada, Ms. Fors holds a Bachelor of Science degree in Accounting from the University of Nevada, Las Vegas.

There are no family relationships between any of the executive officers and directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until their qualified successor is elected.

Family Relationships

No family relationships exist between any of our current or former directors or executive officers.

Delinquent Section 16(a) Reports

None.

Code of Ethics

We have not adopted a code of ethics because our Board believes that our small size does not merit the expense of preparing, adopting and administering a code of ethics. Our Board intends to adopt a code of ethics when circumstances warrant.

Involvement in Certain Legal Proceedings

No director, executive officer, promoter or person of control of our Company has, during the last ten years: (i) been convicted in or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding of any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

We are not engaged in, nor are we aware of any pending or threatened litigation in which any of our directors, executive officers, affiliates or owner of more than 5% of our common stock is a party adverse to us or has a material interest adverse to us.

Corporate Governance

Term of Office

Each director of our Company is to serve for a term of one year ending on the date of the subsequent annual meeting of stockholders following the annual meeting at which such director was elected. Notwithstanding the foregoing, each director is to serve until their successor is elected and qualified or until his or her death, resignation or removal. Our board of directors is to elect our officers and each officer is to serve until his successor is elected and qualified or until his death, resignation or removal.

Committees of the Board

Our Board held several formal meetings during the year ended September 30, 2020. All other proceedings of our Board were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held. During 2020, each incumbent director attended 75% or more of the meetings of our Board.

We currently do not have nominating or compensation committees or committees performing similar functions nor do we have a written nominating or compensation committee charter. Our Board does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our Board.

We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. We do not currently have any specific or minimum criteria for the election of nominees to our Board and we do not have any specific process or procedure for evaluating such nominees. Our Board assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our Board may do so by directing a written request to the address appearing on the first page of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our Board has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

We believe that our Board is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Board does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the Board. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

For our fiscal year ended September 30, 2020, our Named Executive Officers were:

(i)	Mick Ruxin, M.D., our Chief Executive Officer, who has served as our Chief Executive Officer since June 2020;

(ii)	Thomas E. Chilcott, our Chief Financial Officer, who has served as our Chief Financial Officer, Secretary and Treasurer since September 2020 and;

(iii)	Andrew Kucharchuk, our former Chief Executive Officer and former Chief Financial Officer. We had no other executive officers serving during the year ended September 30, 2020.

The following table shows compensation awarded to, paid to, or earned by our Named Executive Officers for the fiscal years ended September 30, 2020 and September 30, 2019

SUMMARY COMPENSATION TABLE

FOR OUR NAMED EXECUTIVE OFFICERS

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Mick Ruxin, M.D,	2020	302,430	(1)	—	—	—	—	—	9,582	(2)	312,012
Chief Executive Officer, Effective June 2020	2019	250,000		—	—	—	—	—	—		250,000

Thomas E. Chilcott, III,	2020	4,327	(4)	—	—	—	—	—	—		4,327
Chief Financial Officer, Effective September 2020	2019	—		—	—	—	—	—	—		—

Andrew Kucharchuk,	2020	56,654	(3)	—	—	—	—	—	—		56,654
Former Chief Financial Officer	2019	—		—	—	—	—	—	—		—

(1)	On June 5, 2020, Dr. Ruxin was appointed to serve as our Chief Executive Officer with an annual salary of $300,000 pursuant to his employment agreement dated June 5, 2020.

(2)	Represents Dr. Ruxin’s health insurance allowance.

(3)	On August 14, 2020, Andrew Kucharchuk was appointed as the Acting Chief Financial Officer of the Company with an annual salary of $180,000.

(4)	On September 29, 2020, Thomas Chilcott was appointed the Chief Financial Officer of the Company with an annual salary of $225,000.

Our executive officers are reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf.

Compensation of Management

Dr. Ruxin was appointed as Chief Executive Officer effective June 5, 2020.

Effective September 29, 2020, Mr. Chilcott was appointed our Chief Financial Officer. Concurrently, Mr. Kucharchuk resigned from his position with the Company.

A description of employment agreements follows:

Employment Agreement with Mick Ruxin, M.D.

On June 5, 2020, the Company and Dr. Michael Ruxin entered into an employment agreement (the “Ruxin Employment Agreement”) for Dr. Ruxin to serve as the Company’s Chief Executive Officer, President and a director.

The Ruxin Employment Agreement provides that Dr. Ruxin will be employed for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Dr. Ruxin will be entitled to receive an annual base salary of $300,000 and will be eligible for an annual discretionary bonus of 150% of such base salary. In the Ruxin Employment Agreement, Dr. Ruxin is also promised, subject to the approval of the Board or a committee thereof, and under the 2020 Equity Incentive Plan (i) a one-time grant of 49,047,059 Restricted Stock Units (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of Common Stock, both of which will be subject to the terms and conditions of the applicable award agreement when executed. Dr. Ruxin is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As of September 30, 2020, the RSUs and options have not yet been granted or issued since the Board has not yet approved the grants and the 2020 Equity Incentive Plan has not been approved by the shareholders. Further, the board and Dr. Ruxin have not yet agreed on the terms of the options.

Dr. Ruxin is an “at-will” employee and his employment may be terminated by the Company at any time, with or without cause. In the event Dr. Ruxin’s employment is terminated by the Company without Cause (as defined in the Ruxin Agreement), with Good Reason (as defined in the Ruxin Agreement) or as a result of a non-renewal of the term of employment under the Ruxin Agreement, Dr. Ruxin shall be entitled to receive the sum of (I) the Severance Multiple (as defined below), multiplied by his base salary immediately prior to such termination and (II) a pro-rata portion of his bonus for the year in which such termination occurs equal to (a) his bonus for the most recently completed calendar year (if any), multiplied by (b) a fraction, the numerator of which is the number of days that have elapsed from the beginning of such calendar year through the date of termination and the denominator of which is the total number of days in such calendar year. “Severance Multiple” shall mean 3.0; provided, however, that if the date of termination occurs on or at any time during the twelve (12)-month period following a Change in Control, the Severance Multiple shall mean 4.0. In addition, the Company shall accelerate the vesting of any outstanding, unvested equity awards granted to Dr. Ruxin prior to the date of termination and he shall be entitled to reimbursement of any COBRA payment made during the 18-month period following the date of termination.

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

Employment Agreement with Jeff Busch

On June 5, 2020, the Company and Jeffrey Busch entered into an employment agreement (the “Busch Employment Agreement”) for Mr. Busch to serve as the Company’s Chairman of the Board.

The Busch Employment Agreement provides that Mr. Busch will be employed for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Mr. Busch will be entitled to receive an annual base salary of $60,000 and will be eligible for an annual discretionary bonus. In the Busch Employment Agreement, Mr. Busch is also promised, subject to the approval of the Board or committee thereof, and under the 2020 Equity Incentive Plan (i) a one-time grant of 49,047,059 Restricted Stock (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of Common Stock, both of which will be subject to the terms and conditions of the applicable award agreement when executed. Mr. Busch is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As of September 30, 2020, the RSUs and options have not yet been granted or issued since the Board has not yet approved the grants and the 2020 Equity Incentive Plan has not been approved by the shareholders. Further, the board and Mr. Busch have not yet agreed on the terms of the options.

Mr. Busch is an “at-will” employee and his employment may be terminated by the Company at any time, with or without cause. In the event Mr. Busch’s termination of employment is the result of termination by the Company without Cause (as defined in the Busch Agreement), with Good Reason (as defined in the Busch Agreement) or as a result of a non-renewal of the term of employment under the Busch Agreement, Mr. Busch shall be entitled to receive the sum of (I) the Severance Multiple (as defined below), multiplied by his base salary immediately prior to such termination and (II) a pro-rata portion of his bonus for the year in which such termination occurs equal to (a) his bonus for the most recently completed calendar year (if any), multiplied by (b) a fraction, the numerator of which is the number of days that have elapsed from the beginning of such calendar year through the date of termination and the denominator of which is the total number of days in such calendar year. “Severance Multiple” shall mean 3.0; provided, however, that if the date of termination occurs on or at any time during the twelve (12)-month period following a Change in Control, the Severance Multiple shall mean 4.0. In addition, the Company shall accelerate the vesting of any outstanding, unvested equity awards granted to Mr. Busch prior to the date of termination.

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

Outstanding Equity Awards

As of September 30, 2020, there were no outstanding equity awards.

Long-Term Incentive Plans, Retirement or Similar Benefit Plans

There are currently no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that we may reimburse our executive employees for up to 100% of their health insurance premiums under their individual policies. In the future, we may provide employee benefit plans to our employees.

Our directors, executive officers and employees may receive stock options at the discretion of our Board.

Potential Payments upon Termination or Change in Control

If the employment of Dr. Ruxin or Mr. Busch is terminated at our election at any time, for reasons other than death, disability, cause (as defined in their agreements) or a voluntary resignation, or if the officer terminates their employment for good reason, the officer in question shall be entitled to receive a lump sum severance payment equal to three times their base salary, respectively. Dr. Ruxin shall be entitled to the continued payment of premiums for continuation of his health and welfare benefits pursuant to COBRA or otherwise, for a period of eighteen months from the date of termination, subject to earlier discontinuation if he is eligible for comparable coverage from a subsequent employer. Mr. Busch is not entitled to any COBRA benefits pursuant to the terms of his employment agreement. If a termination occurs any time during the twelve-month period following a change in control the severance payment shall equal four time their base salary. All severance payments, less applicable withholding, are subject to the officer’s execution and delivery of a general release of us and our affiliates and each of their officers, directors, employees, agents, successors and assigns in a form acceptable to us, and a reaffirmation of the officer’s continuing obligation under the propriety information and inventions agreement (or an agreement without that title, but which pertains to the officer’s obligations generally, without limitation, to maintain and keep confidential all of our proprietary and confidential information, and to assign all inventions made by the officer to us, which inventions are made or conceived during the officer’s employment). If the employment is terminated for cause, no severance shall be payable by us.

“Good Reason” means:

●	A material diminution in employee’s base salary or authority, duties and responsibilities with the Company or its subsidiaries;
●	A material breach by the Company of any of its obligations under the employment contract; or
●	The relocation of the geographic location of employee’s principal place of employment by more than twenty-five (25) miles from the location of employee’s principal place of employment as of the effective date.

“Cause” means:

●	Employee’s material breach of the employment agreement or any other written agreement between the employee and one or more members of the Company, including employee’s material breach of any representation, warranty or covenant made under any such agreement;

●	Employee’s material breach of any law applicable to the workplace or employment relationship, or Employee’s material breach of any policy or code of conduct established by a member of the Company and applicable to the employee;

●	Employee’s gross negligence, wilful misconduct, material breach of fiduciary duty, fraud, theft or embezzlement on the part of employee;

●	The commission by Employee of, or conviction or indictment of employee for, or plea of nolo contendere by employee to, any felony (or state law equivalent) or any crime involving moral turpitude; or

●	Employee’s wilful failure or refusal, other than due to disability, to perform employee’s obligations pursuant to the employment contract or to follow any lawful directive from the board, as determined by the board (sitting without employee, if applicable); provided, however, that if employee’s actions or omissions as set forth in the employment agreement are of such a nature that the board determines that they are curable by the employee, such actions or omissions must remain uncured thirty (30) days after the board first provided employee written notice of the obligation to cure such actions or omissions.

In the event of a Change of Control, all outstanding stock options, restricted stock and other stock-based grants held by Dr. Ruxin and Mr. Busch will become fully vested and exercisable, and all such stock options remain exercisable from the date of the Change in Control until the expiration of the term of such stock options.

Notwithstanding the foregoing, a Change in Control shall not be deemed to have occurred by the consummation of any transaction or series of integrated transactions immediately following which the record holders of our common stock immediately prior to such transaction or series of transactions continue to have substantially the same proportionate ownership in an entity which owns all or substantially all of our assets immediately following such transaction or series of transactions.

The employment agreements do not provide for the payment of a “gross-up” payment under Section 280G of the Code. The following table provides estimates of the potential severance and other post-termination benefits that each of Dr. Ruxin and Mr. Busch would have been entitled to receive assuming their respective employment was terminated as of September 30, 2020, for the reason set forth in each of the columns.

Recipient and Benefit	Cause; Without Good Reason		Without Cause; Good Reason	Death; Disability	Change in Control
Mick Ruxin, M.D.:
Salary		$—	$900,000	$—	$1,200,000
Stock Options		—	—	—	—
Value of Health Benefits Provided after Termination(1)		—	31,752	—	31,752
Total		$—	$931,752	$—	$1,231,752

Jeffrey Busch:
Salary	$		$180,000	$—	$240,000
Stock Options		—	—	—	—
Value of Health Benefits Provided after Termination(1)		—	—	—	—
Total	$		$180,000	$—	$240,000

(1)	The value of such benefits is determined based on the estimated cost of providing health benefits to the Named Executive Officer for a period of eighteen months.

Compensation of Directors

During the year ended September 30, 2020, we did not pay compensation to any of our non-employee directors in connection with their service on our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock, Series E preferred stock and Series F Preferred Stock as of September 22, 2021, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and each of our Named Executive Officers and (iii) all executive officers and directors as a group.

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

Name and Address of Beneficial Owner (1)	Common Stock Beneficial Ownership(2)		Percent of Class
Other 5% Stockholders:
Avant Diagnostics, Inc	5,081,550,620		71.1%
Douglas Mergenthaler	2,062,452,386	(3)	28.9

Named Executive Officers and Directors:
Mick Ruxin, M.D.	—		—
Jeffrey Busch	—		—
Thomas Chilcott, III	—		—
Yvonne C. Fors	—		—
Andrew Kucharchuk	290,000		*
All executive officers and directors as a group (five persons)

*       Indicates less than 1%

(1)	Unless otherwise indicated, the business address of each person listed is in care of Theralink Technologies, Inc., 15000 W. 6th Avenue, Suite 400, Golden, CO 80401.

(2)	The number and percentage of shares beneficially owned are determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares of common stock that the individual has the right to acquire within 60 days of September 22, 2021, through the exercise of any stock option or other right. As of September 22, 2021, 5,555,474,594 shares of the Company’s common stock were outstanding.

(3)	The address for Douglas Mergenthaler is Ashton Capital Corporation, 1201 Monster Road SW, Suite 350, Renton, WA 98057. All securities held by Mr. Mergenthaler are held either directly or indirectly through Aston Capital, an investment fund that Mr. Mergenthaler controls. The amount shown includes: (1) 656,674,588 shares of common stock issuable upon the exercise of warrants that expire on November 27, 2024 with an exercise price of $.00214; (2) 319,488,818 shares of common stock currently issuable upon conversion of a convertible secured promissory note that matures on May 12, 2026; (3) 63,897,764 shares of common stock issuable upon the exercise of warrants that expire on May 12, 2026, at an exercise price of $.00313; (4) 63,897,764 shares of common stock issuable upon the exercise of warrants that expire on May 12, 2026, at an exercise price of $.00313; (5) 638,977,636 shares of common stock currently issuable upon the conversion of 1,000 shares of Series E Convertible Preferred Stock of the Company; and (6) 319,488,818 shares of common stock currently issuable upon the conversion of 500 shares of Series F Convertible Preferred Stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On July 3, 2019, the Company entered into a securities purchase agreement with Matthew Schwartz, a prior director of the Company, pursuant to which the Company sold shares of its Series D-1 Preferred stock for aggregate gross proceeds of $250,000.

Policies and Procedures for Related Party Transactions

We have adopted a policy that our executive officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our common stock and any member of the immediate family of any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of our board. If advance approval is not feasible then the related party transaction will be considered at the next regularly scheduled board meeting. In approving or rejecting any such proposal, our board is to consider the relevant facts and circumstances available and deemed relevant, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Director Independence

Because the Company’s common stock is not currently listed on a national securities exchange, the Company has used the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

Based on this review, the Company has one independent director pursuant to the requirements of the NASDAQ Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Previously the Company engaged Weinstein International C.P.A. to serve as our independent auditors. On June 4, 2021, the Company’s Board made a determination that the Company’s independent registered public accounting firm prior to the acquisition of Avant, Salberg & Company, P.A., will be the independent registered public accounting firm for the Company for the fiscal year ending September 30, 2020. Accordingly, Weinstein, the independent public accounting firm of Avant, as the accounting acquirer, was dismissed and will not be the Company’s independent registered public accounting firm.

The following table sets forth the fees billed to our Company for the year ended September 30, 2020 for professional services rendered by Salberg & Company, P.A., our independent registered public accounting firms:

Fees	2020	2019
Audit Fees (1)	$75,000	$—
Audit Related Fees (2)	—	—
Tax Fees (3)	—	—
Other Fees	—	—
Total Fees	$75,000	$—

The following table sets forth the fees billed to our Company for the year ended September 30, 2019 for professional services rendered by Weinstein International C.P.A., our prior independent registered public accounting firms:

Fees	2020	2019
Audit Fees (1)	$—	$64,000
Audit Related Fees (2)	—	—
Tax Fees (3)	—	—
Other Fees	—	—
Total Fees	$—	$64,000

(1)	Audit fees are comprised of annual audit fees and quarterly review fees. The 2020 audit fee were incurred through Salberg & Company, P.A. The 2019 audit fees were incurred through Weinstein International.

(2)	Audit-related fees for fiscal years 2020 and 2019 are comprised of fees related to proxy statement and registration statements.

(3)	Tax fees are comprised of tax compliance and preparation.

Policy on Pre-Approval of Services of Independent Registered Public Accounting Firm

Our entire Board, which acts as our audit committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, our board has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. Prior to engagement of the independent registered public accounting firm for the following year’s audit, management will submit to the board for approval a description of services expected to be rendered during that year for each of following four categories of services:

Audit services include audit work performed in the audit of the annual financial statements, review of quarterly financial statements, reading of annual, quarterly and current reports, as well as work that generally only the independent auditor can reasonably be expected to provide.

Audit-related services are for assurance and related services that are traditionally performed by the independent auditor, including the provisions of consents and comfort letters in connection with the filing of registration statements, due diligence related to mergers and acquisitions and special procedures required to meet certain regulatory requirements.

Tax services consist principally of assistance with tax compliance and reporting, as well as certain tax planning consultations.

Other services are those associated with services not captured in the other categories. We generally do not request such services from our independent auditor.

Prior to the engagement, the board pre-approves these services by category of service. The fees are budgeted, and the board requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the board requires specific pre-approval before engaging the independent registered public accounting firm.

The board may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the board at its next scheduled meeting.

Our Board has considered the nature and amount of fees billed by our independent registered public accounting firm and believe that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
		The financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F-1 and included from F-2 onwards.

	2.	Financial Statement Schedules
		All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Asset Purchase Agreement, dated May 12, 2020, by and among OncBioMune Pharmaceuticals, Inc. and Avant Diagnostics, Inc.	8-K	2.1	05/13/2020

3.1	Amended and Restated Articles of Incorporation, as amended	10-Q	3.1	06/11/2021

3.2	Amended and Restated Bylaws	8-K	3.1	11/01/2013

3.3	Amendment to Certificate of Designation for Series C-1 Convertible Preferred Stock	10-Q	3.1	06/11/2021

3.4	Certificate of Designation for Series E Convertible Preferred Stock	8-K	3.1	09/22/2020

3.5	Certificate of Designation for Series F Convertible Preferred Stock	8-K	3.1	08/06/2021

4.1	Form of Warrant	8-K	4.1	06/11/2020

4.2	Exchange Warrant, dated June 5, 2020	8-K	4.2	06/11/2020

4.3	Convertible Secured Promissory Note, dated May 12, 2021	8-K	4.1	05/19/2021

4.4	Common Stock Purchase Warrant, issued May 12, 2021	8-K	4.2	05/19/2021

4.5	Common Stock Purchase Warrant, dated July 30, 2021	8-K	4.1	08/06/2021

4.6	Description of Common Stock	10-K	4.1	03/25/2020

10.1	Exchange Agreement, dated June 5, 2020, by and among OncBioMune Pharmaceuticals, Inc. and the Investors named therein	8-K	10.1	06/11/2020

10.2	Exchange Agreement, dated June 5, 2020, by and among OncBioMune Pharmaceuticals, Inc. and the Investors named therein	8-K	10.2	06/11/2020

10.3	Exchange Agreement, dated June 5, 2020, by and among OncBioMune Pharmaceuticals, Inc. and Jonathan F. Head, PhD	8-K	10.3	06/11/2020

10.4	Securities Purchase Agreement, dated June 5, 2020, by and among OncBioMune Pharmaceuticals, Inc., Cavalry Fund I LP and Lincoln Park Capital Fund, LLC	8-K	10.4	06/11/2020

10.5	Separation Agreement and General Release of Claims between OncBioMune Pharmaceuticals, Inc. and Andrew Kucharchuk, dated June 5, 2020	8-K	10.5	06/11/2020

10.6	Consulting Agreement between OncBioMune Pharmaceuticals, Inc. and Andrew Kucharchuk dated June 5, 2020*	8-K	10.6	06/11/2020

10.7	Securities Purchase Agreement, dated September 16, 2020, by and among OncBioMune Pharmaceuticals, Inc. and the Investor	8-K	10.1	09/22/2020

10.8	Form of Subscription Agreement	8-K	10.1	04/20/2021

10.9	Form of Registration Rights Agreement	8-K	10.2	04/20/2021

10.10	Securities Purchase Agreement, dated May 12, 2021	8-K	10.1	05/19/2021

10.11	Security Agreement, dated May 12, 2021	8-K	10.2	05/19/2021

10.12	Securities Purchase Agreement, dated July 30, 2021	8-K	10.1	08/06/2021

10.13	Employment Agreement, dated June 5, 2020 by and between Dr. Michael Ruxin and OncBioMune Pharmaceuticals, Inc.*				X

10.14	Employment Agreement, dated June 5, 2020 by and between Jeffrey Busch and OncBioMune Pharmaceuticals, Inc.*				X

21.1	List of Subsidiaries				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.				X

101.INS	XBRL INSTANCE DOCUMENT				X
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA				X
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				X
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				X
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE				X
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				X

* Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERALINK TECHNOLOGIES, INC.

Dated: September 27, 2021	By:	/s/ Mick Ruxin, M.D.
Mick Ruxin, M.D.
Chief Executive Officer

Dated: September 27, 2021	By:	/s/ Thomas E. Chilcott, III
Thomas E. Chilcott, III
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mick Ruxin, M.D.	Chief Executive Officer, President and Director	September 27, 2021
Mick Ruxin, M.D.	(Principal executive officer)

/s/ Thomas E. Chilcott, III	Chief Financial Officer, Treasurer and Secretary (Principal	September 27, 2021
Thomas E. Chilcott, III	Financial Officer and Principal Accounting Officer)

/s/ Jeffrey Busch.	Chairman of the Board of Directors	September 27, 2021
Jeffrey Busch

/s/ Yvonne C. Fors	Director	September 27, 2021
Yvonne C. Fors

/s/ Andrew Kucharchuk	Director	September 27, 2021
Andrew Kucharchuk

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Theralink Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Theralink Technologies, Inc. and Subsidiaries (the “Company”) as of September 30, 2020, the consolidated related statements of operations, changes in stockholders’ deficit and cash flows for the year ended September 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2020, and the consolidated results of its operations and its cash flows for year ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss of $3,170,267 and net cash used in operating activities of $3,470,755 for the fiscal year ended September 30, 2020. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital of $43,187,588, $307,595 and $877,234 respectively, at September 30, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan regarding these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Asset Sale and Recapitalization Transaction

As described in Footnote 3 “Asset Sale and Recapitalization Transaction”, on June 5, 2020, the Company closed the Asset Purchase Agreement entered into with Avant on May 12, 2020. Pursuant to the Asset Purchase Agreement, the Company acquired substantially all of the assets and business of Avant and assumed certain of its liabilities in the Asset Sale Transaction. Upon the terms and subject to the conditions of the Asset Purchase Agreement, Avant sold to the Company, all of Avant’s title and interest in, to and under all of the assets, properties and rights of every kind and nature, whether real, personal or mixed, tangible or intangible (including goodwill), wherever located and whether existing or hereafter acquired, except for the specific excluded assets, which relate to, or are used or held for use in connection with, Avant’s business.

We identified the accounting for the Asset Sale and Recapitalization Transaction as a critical audit matter. The analysis of the accounting treatment for the asset acquisition of the Company’s net assets by Avant and a recapitalization of Avant was complex.

The primary procedures we performed to address these critical audit matters included (a) Inquired of management and its attorneys as to whether the business of OncBioMune would be continued in the combined entity, (b) Reviewed and tested management’s conclusions as to whether the transaction was a business combination or an asset purchase, (c) Reviewed and tested management’s conclusions as to whether the acquired assets represent a single asset or group of similar assets, (d) Tested the reasonableness of management’s conclusion as to the purchase price value, (e) Evaluated and tested management’s conclusion that there was a recapitalization of Avant, and (f) Compared the financial statement presentation to authoritative or interpretive literature

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2020.

Boca Raton, Florida

September 27, 2021

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Avant Diagnostics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Avant Diagnostics, Inc. (“the Company”) as of September 30, 2019 and 2018 and the related statements of operations, changes in stockholders’ deficit and cash flows, for each of the periods ended September 30, 2019 and 2018, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the periods ended September 30, 2019 and 2018, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Changes in accounting principle

As discussed in Note 2 to the financial statements, the company has elected to change its method of accounting for Derivatives and Hedging in the year ended September 30, 2018 and 2019.

Restatement

As discussed in Note 15 to the financial statements, the 2018 and 2019 financial statements have been restated to correct a misstatement.

/s/ Weinstein International C.P.A. (Isr)
Jerusalem, Israel
April 20, 2021 (except for the effects of the recapitalization discussed in footnotes 1 and 3 as to which the date is September 24, 2021)

We have served as the Company’s auditor since 2019.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30 2020	September 30 2019
ASSETS
CURRENT ASSETS:
Cash	$1,779,283	$560,407
Other receivable	15,000	4,000
Prepaid expenses and other current assets	191,253	9,054
Marketable securities	11,100	18,000
Laboratory supplies	71,335	-

Total Current Assets	2,067,971	591,461

OTHER ASSETS:
Property and equipment, net	744,822	298,910
Finance right-of-use assets, net	157,691	204,059
Operating right-of-use asset, net	206,203	-
Security deposits	19,464	7,790

Total Assets	$3,196,151	$1,102,220

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$617,218	$668,246
Accrued liabilities	56,728	48,241
Accrued compensation	32,791	297,056
Accrued director compensation	72,500	70,000
Convertible debt, net	-	217,591
Notes payable - current	1,000	40,000
Financing lease liability - current	42,234	35,096
Operating lease liability - current	35,943	-
Insurance payable	63,675	-
Due to related parties	-	180,000
Contingent liabilities	64,040	-
Assumed liabilities of discontinued operations	204,608	-

Total Current Liabilities	1,190,737	1,556,230

LONG-TERM LIABILITIES:
Financing lease liability	136,116	178,350
Operating lease liability	176,893	-

Total Liabilities	1,503,746	1,734,580

Series E preferred stock; $0.0001 par value; 2,000 authorized; 1,000 and nil issued and outstanding at September 30, 2020 and 2019, respectively	2,000,000	-

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value; 26,667 authorized;
Series A Preferred stock: $0.0001 par value; 1,333 shares authorized; 667 and nil issued and outstanding at September 30, 2020 and 2019, respectively	-	-
Series C-1 Preferred stock: $0.0001 par value; 3,000 shares authorized; 2,966 and nil issued and outstanding at September 30, 2020 and 2019, respectively	-	-
Series C-2 Preferred stock: $0.0001 par value; 6,000 shares authorized; 4,917 and nil issued and outstanding at September 30, 2020 and 2019, respectively	-	-
Series D-1 Preferred stock: $0.0001 par value; 1,000 shares authorized; nil and 992 issued and outstanding at September 30, 2020 and 2019, respectively	-	-
Series D-2 Preferred stock: $0.0001 par value; 4,360 shares authorized; nil issued and outstanding at September 30, 2020 and 2019	-	-
Common stock: $0.0001 par value, 12,000,000,000 shares authorized; 5,124,164,690 and nil issued and outstanding at September 30, 2020 and 2019, respectively	512,416	-
Additional paid-in capital	42,367,577	37,378,841
Accumulated deficit	(43,187,588)	(38,011,201)

Total Stockholders’ Deficit	(307,595)	(632,360)

Total Liabilities and Stockholders’ Deficit	$3,196,151	$1,102,220

See accompanying notes to the consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2020	2019

REVENUES, NET	$181,229	$-

COST OF REVENUE	52,587	-

GROSS PROFIT	128,642	-

OPERATING EXPENSES:
Professional fees	925,626	455,893
Consulting fee - related party	70,125	235,392
Compensation expense	1,285,858	375,712
Licensing fees	51,670	51,546
General and administrative expenses	1,152,153	366,592

Total Operating Expenses	3,485,432	1,485,135

LOSS FROM OPERATIONS	(3,356,790)	(1,485,135)

OTHER INCOME (EXPENSE):
Interest expense	(31,218)	(66,799)
Gain on debt extinguishment	165,439	-
Unrealized loss on marketable securities	(6,900)	(15,800)
Loss on legal judgement	-	(30,100)
Gain on exchange rate, net	49,202	-
Other income	10,000	-

Total Other Income (Expense), net	186,523	(112,699)

NET LOSS	(3,170,267)	(1,597,834)

Preferred stock dividend and deemed dividend	(2,006,120)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,176,387)	$(1,597,834)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.06)	$-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	84,657,988	-

See accompanying notes to the consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2020 AND 2019

	Preferred Stock						Common Stock
	Series A # of Shares	Series C-1 # of Shares	Series C-2 # of Shares	Series D-1 # of Shares	Series D-2 # of Shares	Amount	# of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance at September 30, 2018	-	-	-	961	-	$-	-	$-	$35,600,822	$(36,413,367)	$(812,545)

Common stock issued for services	-	-	-	26	-	-	-	-	100	-	100

Preferred stock issued for cash	-	-	-	5	-	-	-	-	1,599,469	-	1,599,469

Preferred stock issued upon debt conversions	-	-	-	-	-	-	-	-	125,000	-	125,000

Preferred stock issued upon conversion of related party advances	-	-	-	-	-	-	-	-	53,450	-	53,450

Net loss	-	-	-	-	-	-	-	-	-	(1,597,834)	(1,597,834)

Balance at September 30, 2019	-	-	-	992	-	-	-	-	37,378,841	(38,011,201)	(632,360)

Preferred stock issued for cash	-	-	-	7	-	-	-	-	2,590,000	-	2,590,000

Preferred stock issued upon debt conversions	-	-	-	-	-	-	-	-	217,215	-	217,215

Preferred stock issued upon conversion of accounts payable and accrued liabilities	-	-	-	1	-	-	-	-	459,153	-	459,153

Recapitalization resulting from the Asset Sale Transaction (see Note 3)	667	2,966	4,917	-	4,121	-	1,398,070	140	246,516	-	246,656

Common stock issued for upon conversion of Series D-1 preferred stock		-	-	(1,000)	-	-	5,081,550,620	508,155	(508,155)	-	-

Common stock issued for upon conversion of Series D-2 preferred stock		-	-	-	(4,121)	-	41,216,000	4,121	(4,121)	-	-

Offering cost paid related to sale of Series E preferred stock	-	-	-	-	-	-	-	-	(11,872)	-	(11,872)

Series E preferred stock dividend and deemed dividend	-	-	-	-	-	-	-	-	2,000,000	(2,006,120)	(6,120)

Net loss	-	-	-	-	-	-	-	-	-	(3,170,267)	(3,170,267)

Balance at September 30, 2020	667	2,966	4,917	-	-	$-	5,124,164,690	$512,416	$42,367,577	$(43,187,588)	$(307,595)

See accompanying notes to the consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2020	2019
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(3,170,267)	$(1,597,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	97,761	47,540
Lease cost	6,633	-
Stock issued for services	-	100
Amortization of debt discount	-	25,000
Gain on debt extinguishment	(165,439)	-
Unrealized gain on exchange rate	(49,202)	-
Unrealized loss on marketable securities	6,900	15,800
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(194,994)	(16,512)
Accounts payable	46,341	177,449
Accrued liabilities and other liabilities	(48,488)	126,657
Due to related parties	-	101,919

NET CASH USED IN OPERATING ACTIVITIES	(3,470,755)	(1,119,881)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired from the Asset Sale Transaction (see Note 3)	675,928	-
Purchase of property and equipment	(531,538)	(38,232)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	144,390	(38,232)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock	4,590,000	1,599,469
Proceeds from convertible debt, net of debt discount	-	100,000
Proceeds of related party advances, net	-	115,050
Repayment of related party advances, net	(20,000)	(67,000)
Repayment of convertible debt	(24,759)	(31,500)
Repayment of financing right-of-use liabilities	-	(18,395)

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,545,241	1,697,624

NET CHANGE IN CASH	1,218,876	539,511

CASH, beginning of the year	560,407	20,896

CASH, end of the year	$1,779,283	$560,407

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$20,582	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Offering cost paid related to sale of Series E preferred stock	$11,872	$-
Series E preferred stock dividend and deemed dividend	$2,006,120	$-
Preferred stock issued upon debt conversions	$217,215	$125,000
Preferred stock issued upon conversion of accounts payable and accrued liabilities	$459,153	$-
Common stock issued for settlement of related party advances	$-	$53,450
Common stock issued for upon conversion of Series D-1 preferred stock	$508,154	$-
Common stock issued for upon conversion of Series D-2 preferred stock	$4,122	$-

Net assets acquired from Asset Sale Transaction (see Note 3)
Cash	$675,928	$-
Prepaid expense and other current assets	17,539	-
Accounts payable and other liabilities	(40,149)	-
Liabilities of discontinued operations	(406,662)	-
Net assets acquired	$246,656	$-

See accompanying notes to the consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

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

Pursuant to the Asset Purchase Agreement, the Company acquired substantially all of the assets of Avant and assumed certain of its liabilities. Upon the terms and subject to the conditions of the Asset Purchase Agreement, Avant sold to the Company, all of Avant’s title and interest in, all of the assets, properties and rights of every kind and nature, whether real, personal or mixed, tangible or intangible (including goodwill), wherever located and whether existing or hereafter acquired, except for the specific excluded assets, which relate to, or are used or held for use in connection with, Avant’s business. The Company also hired Avant’s employees upon consummation of the Asset Sale Transaction. As consideration for the Asset Sale Transaction, the Company issued to Avant 1,000 shares of a newly created Series D-1 Preferred Stock which held 54.55% of all voting rights on an as-converted basis with the common stock. Upon the effectiveness of an increase of the Company’s authorized shares of common stock from 6,666,667 shares to 12,000,000,000 shares, all such shares of Series D-1 Preferred Stock issued to Avant automatically converted into 5,081,550,620 shares of the Company’s common stock. Avant possessed majority voting control of the Company immediately following the Asset Sale Transaction and controlled the Company’s Board of Directors after the termination of the ten-day waiting period required by Rule 14f-1 under the Exchange Act. Accordingly, the Asset Sale Transaction was accounted for, in substance, as an asset acquisition of the Company’s net assets by Avant and a recapitalization of Avant. Avant is considered the historical registrant and the historical operations presented are those of Avant since Avant obtained 54.55% majority voting control of the Company (see Note 3). All share and per share data in the accompanying consolidated financial statements and footnotes has been retrospectively adjusted for the recapitalization.

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

On August 14, 2020, the Board appointed Mr. Andrew Kucharchuk as Acting Chief Financial Officer of the Company, effective immediately.

On August 14, 2020, the Board approved a change in the Company’s fiscal year end from December 31 to September 30, effective immediately for the current fiscal year, and for all subsequent years until such time as the Board resolves to amend such fiscal year end. The fiscal year has been changed to conform to the September 30 fiscal year end of Avant which is the historical registrant as a result of the Asset Sale Transaction consummated on June 5, 2020 and therefore, no transition report is required.

On September 15, 2020, the Company filed a certificate of designation, preferences and rights of Series E Preferred Stock (the “Series E Certificate of Designation”) with the Nevada Secretary of State to designate 2,000 shares of its previously authorized preferred stock as Series E Preferred Stock, par value $0.0001 per share and a stated value of $2,000 per share. The Series E Certificate of Designation and its filing was approved by the Company’s board of directors without shareholder approval as provided for in the Company’s articles of incorporation and under Nevada law (see Note 9).

On September 22, 2020, the Company filed with the Nevada Secretary of State an amendment to its Certificate of Incorporation to change its name from “OncBioMune Pharmaceutical, Inc.” to “Theralink Technologies, Inc.” and increase its authorized shares of common stock from 6,666,667 shares of common stock at $0.0001 per share par value to 12,000,000,000 shares of common stock at $0.0001 per share par value, effective September 24, 2020 (see Note 9). The 1,000 shares of Series D-1 Preferred stock and 4,121.6 shares of Series D-2 Preferred stock were automatically converted into 5,081,550,620 and 41,216,000 shares of common stock, respectively, upon the increase of the authorized shares, pursuant to the Certificate of Designations of each (see Note 9). The change in authorized shares has been retroactively reflected in the accompanying consolidated balance sheets.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

On September 24, 2020, Andrew Kucharchuk resigned from his position as Acting Chief Financial Officer, effective immediately (see Note 8). Mr. Kucharchuk continues to serve as a director on the Company’s Board of Directors. On the same day, the Company appointed Thomas E. Chilcott, III, to serve as the Chief Financial Officer.

On June 30, 2021, the Company filed a certificate of designation, preferences and rights of Series F Preferred Stock (the “Series F Certificate of Designation”), with the Nevada Secretary of State to designate 1,000 shares of its previously authorized preferred stock as Series F Preferred Stock, par value $0.0001 per share and a stated value of $2,000 per share. The Series F Certificate of Designation and its filing was approved by the Company’s board of directors without shareholder approval as provided for in the Company’s articles of incorporation and under Nevada law (see Note 12).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which present the consolidated financial statements of the Company and its wholly-owned inactive subsidiaries, OncBioMune, Inc. and OncBioMune Sub, Inc., as of September 30, 2020. Since there was no subsidiary, the financial statements are not consolidated as of September 30, 2019. All intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had net loss and net cash used in operations of $3,170,267 and $3,470,755, respectively, for the year ended September 30, 2020. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital of $43,187,588, $307,595 and $877,234 at September 30, 2020. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

The global pandemic COVID-19, otherwise referred to as the Coronavirus, could impair our ability to raise additional funding or make such funding more costly. The ongoing global pandemic has caused cessation of normal business operations and initially caused capital markets to decline sharply. This could make it more difficult for the Company to access capital. It is currently difficult to estimate with any certainty how long the pandemic and resulting curtailment of business will continue, and its effect on capital markets and the Company’s ability to raise funds is, accordingly, difficult to quantify. In addition, to the extent that any of the Company’s personnel or consultants are affected by the virus, this could cause delays or disruption in our planned research and development activities.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the years ended September 30, 2020 and 2019 include, but are not necessarily limited to, the valuation of assets and liabilities of discontinued operations, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of right-of-use (“ROU”) assets and lease liabilities, assumptions used in assessing impairment of long-lived assets, allowances for accounts receivable, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

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

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2020. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s investment policy is to preserve principal and maintain liquidity. The Company periodically monitors its positions with, and the credit quality of, the financial institutions with which it invests.

The Company maintains its cash in banks and financial institutions that at times may exceed federally insured limits. There were cash balances in excess of FDIC insured levels of $1,538,951 and $310,407 as of September 30, 2020 and 2019, respectively. The Company has not experienced any losses in such accounts through September 30, 2020.

Prepaid Assets

Prepaid assets are carried at amortized cost. Significant prepaid assets as of September 30, 2020 and 2019 include, but are not necessarily limited to, prepaid insurance, prepaid consulting fees, prepaid equipment maintenance fee and retainers for professional services.

Laboratory Supplies

Laboratory supplies are normally consumed within a year from purchase and any unused laboratory supplies are classified as current asset and reflected in the accompanying consolidated balance sheet as laboratory supplies.

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

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

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

The Company provides research and development support to biopharmaceutical companies to assist their drug development programs. The services provided by the Company are performance obligations under services contracts. These contracts are completed over time and may lead to deferred revenue for services not completed at the end of a period. Management reviews the completion status of all jobs monthly to determine the appropriate amount of revenue to recognize.

Cost of Revenue

The cost of revenue consists of cost of labor, supplies and materials.

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

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

Concentrations

Concentration of Revenues

During the year ended September 30, 2020, the Company generated total revenue of $181,229 of which 56% and 44% were from two of the Company’s customers. During the year ended September 30, 2019, the Company did not have any revenue.

Basic and Diluted Loss Per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of September 30, 2020 and 2019 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	September 30,
	2020	2019
Stock warrants	856,674,588	—
Series C-1 preferred stock	445,301,289	—
Series C-2 preferred stock	733,542,619	—
Series D-1 preferred stock	—	4,392,557,509
Series E preferred stock	533,333,333	—
	2,568,851,829	4,392,557,509

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2020 and 2019, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2020.

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

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and; (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating and financing lease ROU assets represents the right to use the leased asset for the lease term. Operating and financing lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

Reclassifications

On the consolidated balance sheet as of September 30, 2019, (i) $4,000 of accounts receivable has been reclassified to other receivables and (ii) $70,000 of accrued liabilities has been reclassified to accrued director compensation, to conform to the September 30, 2020 consolidated balance sheet presentation. These reclassifications do not have a significant impact on the reported financial position and does not impact the results of operations or cash flows.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and edging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470- 20, Debt with Conversion and Other Options, for convertible instruments. Under the amendments in ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate when applying the guidance in Topic 835, Interest. The amendments in ASU 2020-06 provide financial statement users with a simpler and more consistent starting point to perform analyses across entities. The amendments also improve the operability of the guidance and reduce, to a large extent, the complexities in the accounting for convertible instruments and the difficulties with the interpretation and application of the relevant guidance. To further improve the decision usefulness and relevance of the information being provided to users of financial statements, amendments in ASU 2020-06 increased information transparency by making the following amendments to the disclosure for convertible instruments:

1.	Add a disclosure objective

2.	Add information about events or conditions that occur during the reporting period that cause conversion contingencies to be met or conversion terms to be significantly changed

3.	Add information on which party controls the conversion rights

4.	Align disclosure requirements for contingently convertible instruments with disclosure requirements for other convertible instruments

5.	Require that existing fair value disclosures in Topic 825, Financial Instruments, be provided at the individual convertible instrument level rather than in the aggregate.

Additionally, for convertible debt instruments with substantial premiums accounted for as paid-in capital, amendments in ASU 2020-06 added disclosures about (1) the fair value amount and the level of fair value hierarchy of the entire instrument for public business entities and (2) the premium amount recorded as paid-in capital.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

The amendments in ASU 2020-06 are effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of its annual fiscal year and are allowed to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. Transactions that were settled (or expired) during prior reporting periods are unaffected. The cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. If an entity elects the fully retrospective method of transition, the cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. The Company is evaluating the impact of the revised guidance and believes that it will not have a significant impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 – ASSET SALE AND RECAPITALIZATION TRANSACTION

Avant provided personalized medical data through its Theralink assays, initially for breast cancer, to assist treating physicians in a data-driven process for treatment decision support and to help enable predictive biomarker-based patient therapy selection. Avant was a developer of phosphoproteomic technologies for measuring the activation state of therapeutic targets and signaling pathways, a key metric for biopharmaceuticals, with applications across multiple cancer types, including breast, non-small cell lung, GI, gynecologic and pancreatic, among others.

On June 5, 2020, the Company closed the Asset Purchase Agreement entered into with Avant on May 12, 2020. Pursuant to the Asset Purchase Agreement, the Company acquired substantially all of the assets and business of Avant and assumed certain of its liabilities in the Asset Sale Transaction. Upon the terms and subject to the conditions of the Asset Purchase Agreement, Avant sold to the Company, all of Avant’s title and interest in all of the assets, properties and rights of every kind and nature, whether real, personal or mixed, tangible or intangible (including goodwill), wherever located and whether existing or hereafter acquired, except for the specific excluded assets, which relate to, or are used or held for use in connection with, Avant’s business. The Company also hired Avant’s employees upon consummation of the Asset Sale Transaction. As consideration for the Asset Sale Transaction, Avant was issued 1,000 shares of a newly created Series D-1 Preferred Stock which held 54.55% of all voting rights on an as-converted basis with the common stock. Upon the increase of the Company’s authorized shares of common stock from 6,666,667 shares to 12,000,000,000 shares effective September 24, 2020, all such shares of Series D-1 Preferred Stock issued to Avant automatically converted into 5,081,550,620 shares of the Company’s common stock. Avant possessed majority voting control of the Company immediately following the Asset Sale Transaction and controlled the Company’s Board of Directors after the termination of the ten-day waiting period required by Rule 14f-1 under the Exchange Act. Accordingly, the Asset Sale Transaction was accounted for, in substance, as an asset acquisition of the Company’s net assets by Avant and a recapitalization of Avant as discussed in detail below under “Accounting for the Asset Sale Transaction”. Avant is considered the historical registrant and the historical operations presented are those of Avant since Avant obtained 54.55% majority voting control of the Company.

On June 5, 2020, pursuant to the Asset Purchase Agreement, the Company; (i) entered into an employment agreement with Dr. Michael Ruxin to serve as the Company’s Chief Executive Officer, President and a director (see Note 10); (ii) entered into an employment agreement with Jeffery Busch to serve as the Company’s Chairman of the Board of Directors (see Note 10) and (iii) appointed Yvonne Fors to its Board of Directors.

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

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

In accordance with ASC 805-50-30-1, the fair value of the 1,000 shares of Series D-1 Preferred Stock, issued as consideration, was determined to be $246,656 which was the book value of the Company’s net assets that were acquired by Avant as of the closing date of the transaction. The cost of the Asset Sale Transaction was allocated to the acquired assets and assumed liabilities based on their estimated fair values.

The following assets and liabilities were assumed in the transaction:

Cash	$675,928
Prepaid expense and other current assets	17,539
Total assets acquired	693,467

Accounts payable and other liabilities	(40,149)
Liabilities of discontinued operations	(406,662)
Total liabilities assumed	(446,811)

Net assets acquired	$246,656

The functional currency of the former subsidiaries which operated in Mexico is the Mexican Peso (“Peso”). The assumed liabilities of discontinued operations were translated to U.S. dollars using period end rates of exchange for liabilities. Net gains and losses resulting from foreign exchange transactions are reflected as unrealized gain (loss) on exchange rate in the consolidated statements of operations and is a non-cash loss. As a result of foreign currency translations, which are a non-cash adjustment, we reported an unrealized gain on exchange rate, net of $49,202 during the year ended September 30, 2020.

During the year ended September 30, 2020, $158,852 of the assumed liabilities of discontinued operations were written-off, in accordance with ASC 405-20-40-1b, and were recorded as a gain on debt extinguishment on the accompanying consolidated statement of operations.

NOTE 4 – MARKETABLE SECURITIES

During the fiscal year ended 2017, the Company acquired 1,000,000 shares of common stock of Amarantus BioScience Holdings, Inc. (“AMBS”) with a fair value of $40,980. The AMBS common stock is recorded as marketable securities in the accompanying consolidated balance sheets and its fair value is adjusted every reporting period and the change in fair value is recorded in the consolidated statements of operations as unrealized gain or (loss) on marketable securities. During the years ended September 30, 2020 and 2019, the Company recorded $6,900 and $15,800, respectively, of unrealized loss on marketable securities. As of September 30, 2020 and 2019, the fair value of these shares were $11,100 and $18,000, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and once placed in service, are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease terms. Fixed assets consist of the following:

	Estimated Useful Life in Years	September 30, 2020	September 30, 2019
Laboratory equipment	5	$404,628	$103,247
Furniture	5	13,367	—
Leasehold improvements	5	347,809	216,984
Computer equipment	3	53,060	1,329
		818,864	321,560
Less accumulated depreciation		(74,042)	(22,650)
Property and equipment, net		$744,822	$298,910

For the years ended September 30, 2020 and 2019, depreciation expense related to property and equipment amounted to $51,392 and $20,160, respectively.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

NOTE 6 – DEBT

Convertible Debt

On May 25, 2018, the Company entered into an exchange Agreement (the “Coastal Exchange Agreement”) with Coastal Investment Partners, LLC (“Coastal”). Pursuant to the terms of the Coastal Exchange Agreement, the Company agreed to exchange the principal amount due under the convertible promissory note dated July 6, 2016 plus accrued but unpaid interest, default penalties and other amounts due and payable under such notes, which was $305,664 as of the Effective Date (the “Coastal Notes”) in exchange for (i) 192,832 shares of Series A Preferred Stock having an aggregate value of $192,832 and (ii) the issuance of a new convertible promissory note due eighteen (18) months from the Effective Date in the aggregate principal amount of $192,832 (the “New Coastal Note”). The New Coastal Note shall bear interest at 8% per annum and is convertible into shares of the Company’s common stock at $0.015 per share, subject to adjustment. Coastal has contractually agreed to restrict their ability to convert the New Coastal Note such that the number of shares of the Company common stock held by them and their affiliates after such conversion does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock. In connection with the Coastal Exchange Agreement, Coastal agreed to waive the defaults and breaches that have resulted on or prior to the Effective Date as well as any penalties, interest or other amounts that may have accrued under the Coastal Notes after March 31, 2018. In addition, Coastal entered into a termination agreement with the Company pursuant to which as of the Effective Date, (i) the securities purchase agreements and pledge agreements entered into with Coastal (the “Coastal Prior Agreements”) were terminated in their entirety and shall have no further force or effect, (ii) the security interests granted by the pledge agreement were terminated and shall have no further force or effect and (iii) neither party shall have any further rights or obligations under the Coastal Prior Agreements. Coastal also authorized the Company or its representatives to take all actions as they determine in their sole discretion to discharge and release any and all security interests, pledges, liens, and other encumbrances held by it on the Company’s assets. As of September 30, 2019, the New Coastal Note had outstanding principal of $192,832 and accrued interest payable of $20,783 which is recorded as accrued liabilities in the accompanying balance sheets. During the year ended September 30, 2020, the lender converted the principal balance of $192,832 and accrued interest of $24,383 into shares of Series D-1 preferred stock. As of September 30, 2020, the Coastal Notes had no outstanding balance. This note was a legal liability of Avant. It was settled prior to the asset acquisition described in footnote 3.

On May 25, 2018, the Company entered into an exchange agreement (the “Black Mountain Exchange Agreement”) with Black Mountain Equity Partners LLC (“Black Mountain”). Pursuant to the terms of the Black Mountain Exchange Agreement, the Company agreed to exchange the principal amount due under the convertible promissory note dated November 11, 2016 (the “Black Mountain Note”) in exchange for the issuance of a new promissory note due twelve (12) months from the Effective Date in the aggregate principal amount of $25,000 (which includes a prepayment amount of $5,000 made on the Effective Date) (the “New Black Mountain Note”). The New Black Mountain Note shall bear interest at 12% per annum and has mandatory payments of $5,000 every 90 days until paid in full. In connection with the Black Mountain Exchange Agreement, Black Mountain agreed to waive the defaults and breaches that have resulted on or prior to the Effective Date as well as any penalties, interest or other amounts that may have accrued under the Black Mountain Note after March 31, 2018. During the fiscal year ended 2018, the Company paid $10,000 of the principal balance. During the fiscal year ended 2019, the Company paid $7,500 of the principal. As of September 30, 2019, the Black Mountain Note had outstanding principal of $7,500. During the year ended September 30, 2020, the Company repaid the outstanding balance. As of September 30, 2020, the Black Mountain Note had no outstanding balance. This note was a legal liability of Avant. It was settled prior to the asset acquisition described in footnote 3.

On May 25, 2018, the Company entered into an exchange agreement with a certain investor for the issuance of new promissory note due twenty-four (24) months from the Effective Date in the aggregate principal amount of $47,259 (the “New 2016 Investor Note”). The New 2016 Investor Note shall bear interest at 12% per annum and has mandatory payments of $2,000 every 30 days until paid in full starting June 25, 2018. In connection with the 2018 Investor Exchange Agreement, the 2016 Investor has agreed to waive the defaults and breaches that have resulted on or prior to the Effective Date as well as any penalties, interest or other amounts that may have accrued under the 2016 Note after March 31, 2018. During the fiscal year ended 2018, the Company paid $6,000 of the principal balance. During the fiscal year ended 2019, the Company paid $24,000 of the principal. As of September 30, 2019, the New 2016 Investor Note had outstanding principal of $17,259 and accrued interest payable of $5,981 which is recorded as accrued liabilities in the accompanying balance sheets. During the year ended September 30, 2020, the Company repaid the outstanding principal of $17,259 and recognized a gain on debt extinguishment related to the forgiveness for the accrued interest in the amount of $6,587. As of September 30, 2020, the New 2016 Investor Note had no outstanding balance. This note was a legal liability of Avant. It was settled prior to the asset acquisition described in footnote 3.

Notes Payable

On October 28, 2016, the Company entered into a note agreement (the “Note I”) for the sale of the Company’s convertible note with a principal amount of $20,000. The Company received $20,000 in proceeds from the sale. Note I bears an interest rate of 12% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in Note I)), matured on April 28, 2017 and the principal and interest are convertible at any time at a conversion price equal to the lower of $0.25 or closing price on the date of the conversion, provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, the Note I shall be convertible at 65% of the lowest VWAP , as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert the Note to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 4.99% of the Company’s issued and outstanding common stock. Note I may be prepaid, in whole or in part, at any time upon five-days written notice to the holder at an amount equal to (i) 110% of the outstanding principal prepayment amount during the first 30 days after the execution of Note I; (ii) 115% of the outstanding principal prepayment amount if paid between the 31st to 60th day after the execution of Note I; (iii) 120% of the outstanding principal prepayment amount if paid between the 61st to 90th day after the execution of Note I and; (iv) 125% of the outstanding principal prepayment amount if paid after the 91st day after the execution of Note I.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

On July 28, 2017, the Company entered into an Exchange Agreement, with the holder to exchange Note I dated October 28, 2016, with a principal balance of $20,000 and a maturity date of April 28, 2017, with a new note (“Exchange Note I”). Note I defaulted on the maturity date for non-payment. The Exchange Note I had a purchase price of $20,000, net of $5,600 Original Issue Discount for an aggregate principal amount of $25,600. The Exchange Note I bears an interest rate of 10% per year (which shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in Exchange Note I)), maturity date of July 28, 2019 and convertible at any time at a fix conversion price equal to $0.06 per share. During the fiscal year ended September 30, 2018, the Company failed to meet the requirements set forth in the Exchange Agreement which resulted in the Exchange Agreement being considered null and void by both parties whereas the original Note I remains in full force and effect. As of September 30, 2019, the Note I is in default and had outstanding principal of $20,000 and accrued interest payable of $8,420 which is recorded as accrued liabilities in the accompanying balance sheet. During the year ended September 30, 2020, as a result of the Asset sale and recapitalization transaction (see Note 3), and this promissory note liability not being assumed in the transaction (see Note 10), the Company reclassified the Note I outstanding principal of $20,000 and accrued interest of $12,020 to contingent liabilities for a total amount of $32,020.

On October 28, 2016, the Company entered into a note agreement (the “Note II”) for the sale of the Company’s convertible note for a principal amount of $20,000. The Company received $20,000 in proceeds from the sale. Note II bears an interest rate of 12% per year (which interest rate shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in Note II)), matured on April 28, 2017 and the principal and interest are convertible at any time at a conversion price equal to the lower of $0.25 or closing price on the date of the conversion, provided, however, that if an event of default has occurred, regardless of whether such Event of Default has been cured or remains ongoing, Note II shall be convertible at 65% of the lowest VWAP, as reported on the OTCQB or other principal trading market, during the prior twenty trading days (the “Default Conversion Price”). The purchaser may not convert Note II to the extent that such conversion would result in beneficial ownership by a purchaser and its affiliates of more than 4.99% of the Company’s issued and outstanding common stock. Note II may be prepaid, in whole or in part, at any time upon five-days written notice to the holder at an amount equal to (i) 110% of the outstanding principal prepayment amount during the first 30 days after the execution of Note II; (ii) 115% of the outstanding principal prepayment amount if paid between the 31st to 60th day after the execution of Note II; (iii) 120% of the outstanding principal prepayment amount if paid between the 61st to 90th day after the execution of Note II and; (iv) 125% of the outstanding principal prepayment amount if paid after the 91st day after the execution of Note II.

On July 28, 2017, the Company entered into an Exchange Agreement, with the holder to exchange Note II dated October 28, 2016, with a principal balance of $20,000 and a maturity date of April 28, 2017, with a new note (“Exchange Note II”). Note II defaulted on the maturity date for non-payment. The Exchange Note II had a purchase price of $20,000, net of $5,600 Original Issue Discount for an aggregate principal amount of $25,600. The Exchange Note II bears an interest rate of 10% per year (which shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in Exchange Note II)), maturity date of July 28, 2019 and convertible at any time at a fix conversion price equal to $0.06 per share. During the fiscal year ended September 30, 2018, the Company failed to meet the requirements set forth in the Exchange Agreement which resulted in the Exchange Agreement being considered null and void by both parties whereas the original Note II remains in full force and effect. As of September 30, 2019, the Note II is in default and had outstanding principal of $20,000 and accrued interest payable of $8,420 which is recorded as accrued liabilities in the accompanying balance sheet. During the year ended September 30, 2020, as a result of the Asset sale and recapitalization transaction (see Note 3) and this promissory note liability not being assumed in the transaction (see Note 10), the Company reclassified the Note II outstanding principal of $20,000 and accrued interest of $12,020 to contingent liabilities for a total amount of $32,020.

As of September 30, 2020, the contingent liabilities consisted of two notes payables, discussed above, with a total outstanding principal balance of $40,000 and accrued interest payable of $24,040 for a total amount of $64,040 as of September 30, 2020.

In September 2017, the Company entered into a loan agreement with a third-party investor (the “Loan”). Pursuant to the loan agreement, the Company borrowed the principal amount of $1,000. The Loan bears an annual interest rate of 33.3%, is unsecured and in default due to non-payment of the balance pursuant to the repayment terms. As of September 30, 2020, the loan had principal and accrued interest balances of $1,000 and $1,022, respectively

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

NOTE 7 –LEASE LIABILITIES AND RIGHT OF USE ASSETS

Financing Lease Right-of-Use (“ROU”) Assets and Financing Lease Liabilities

Effective November 2018, the Company entered into a financing agreement with the first lessor to finance the purchase of equipment. Pursuant to the financing agreement, the Company shall make a monthly payment of $379 for a period of 60 months commencing in November 2018 through October 2023. At the effective date of the financing agreement, the Company recorded a financing lease payable of $16,064.

Effective November 2018, the Company entered into a financing agreement with the second lessor to finance the purchase of equipment. Pursuant to the financing agreement, the Company shall make a monthly payment of $1,439 for a period of 60 months commencing in November 2018 through October 2023. At the effective date of the financing agreement, the Company recorded a financing lease payable of $62,394.

Effective March 2019, the Company entered into a financing agreement with the third lessor to finance the purchase of equipment. Pursuant to the financing agreement, the Company shall make a monthly payment of $1,496 for a period of 60 months commencing in March 2019 through April 2024. At the effective date of the financing agreement, the Company recorded a financing lease payable of $64,940.

Effective August 2019, the Company entered into a financing agreement with the fourth lessor to finance the purchase of equipment. Pursuant to the financing agreement, the Company shall make a monthly payment of $397 for a period of 60 months commencing in August 2019 through August 2024. At the effective date of the financing agreement, the Company recorded a financing lease payable of $19,622.

Effective January 2020, the Company entered into a financing agreement with the fifth lessor to finance the purchase of equipment. Pursuant to the financing agreement, the Company shall make a monthly payment of $1,395 for a period of 60 months commencing in January 2020 through December 2024. At the effective date of the financing agreement, the Company recorded a financing lease payable of $68,821.

The significant assumption used to determine the present value of the financing lease payables was a discount rate which ranged from between 8% and 15% based on the Company’s estimated effective rate pursuant to the financing agreements.

Financing lease right-of-use assets (“Financing ROU”) is summarized below:

	September 30,
	2020	2019
Financing ROU assets	$231,841	$231,841
Less accumulated depreciation	(74,150)	(27,782)
Balance of Financing ROU assets	$157,691	$204,059

For the years ended September 30, 2020 and 2019, depreciation expense related to Financing ROU assets amounted to $46,368 and $27,380, respectively.

Financing lease liability related to the Financing ROU assets is summarized below:

	September 30,
	2020	2019
Financing lease payables for equipment	$231,841	$231,841
Total financing lease payables	231,841	231,841
Payments of financing lease liabilities	(53,491)	(18,395)
Total	178,350	213,446
Less: short term portion	(42,234)	(35,096)
Long term portion	$136,116	$178,350

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

Future minimum lease payments under the financing lease agreements at September 30, 2020 are as follows:

Years ending September 30,	Amount
2021	$61,266
2022	61,266
2023	53,787
2024	40,875
2025	4,185
Total minimum financing lease payments	221,379
Less: discount to fair value	(43,029)
Total financing lease payable at September 30, 2020	$178,350

Operating Lease Right-of-Use (“ROU”) Asset and Operating Lease Liabilities

In December 2019, the Company entered into a lease agreement for its corporate and laboratory facility in Golden, Colorado. The lease is for a period of 60 months, with an option to extend, commencing in February 2020 and expiring in February 2025. Pursuant to the lease agreement, the lease requires the Company to pay a monthly base rent of; (i) $4,878 in the first year; (ii) $5,026 in the second year; (iii) $5,179 in the third year; (iv) $5,335 in the fourth year and; (v) $5,495 in the fifth year, plus a pro rata share of operating expenses beginning February 2020.

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

For the year ended September 30, 2020, lease costs amounted to $34,147 which included base lease costs of $18,501 and other expenses of $15,646, all of which were expensed during the period and included in general and administrative expenses on the accompanying consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability was a discount rate of 12% which was based on the Company’s estimated incremental borrowing rate.

Operating right-of-use asset (“ROU”) is summarized below:

September 30, 2020
Operating office lease	$231,337
Less accumulated reduction	(25,134)
Balance of ROU asset as of September 30, 2020	$206,203

Operating lease liability related to the ROU asset is summarized below:

September 30, 2020
Operating office lease	$231,337
Total lease liabilities	231,337
Reduction of lease liability	(18,501)
Total	212,836
Less: short term portion as of September 30, 2020	(35,943)
Long term portion as of September 30, 2020	$176,893

Future base lease payments under the non-cancellable operating lease at September 30, 2020 are as follows:

Years ending September 30,	Amount
2021	$59,576
2022	61,382
2023	63,236
2024	65,137
2025	27,474
Total minimum non-cancellable operating lease payments	276,805
Less: discount to fair value	(63,969)
Total lease liability at September 30, 2020	$212,836

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

NOTE 8 – RELATED-PARTY TRANSACTIONS

On October 17, 2018, the Company entered into a securities purchase agreement with Henry Cole, a prior director of the Company, pursuant to which the Company sold shares of its Series D-1 Preferred stock for aggregate gross proceeds of $20,000.

On October 26, 2018, the Company entered into a securities purchase agreement with Dr. Rajesh Shrotriya, a prior director of the Company, pursuant to which the Company sold shares of its Series D-1 Preferred stock for aggregate gross proceeds of $100,000.

On December 31, 2018, the Company entered into a securities purchase agreement with Dr. Rajesh Shrotriya, a prior director of the Company, pursuant to which the Company sold shares of its Series D-1 Preferred stock for aggregate gross proceeds of $50,000.

On February 8, 2019, the Company entered into a securities purchase agreement with Infusion 51a, LP, represented by Jeffrey Stephens, a director of the Company, pursuant to which the Company sold shares of its Series D-1 Preferred stock for aggregate gross proceeds of $35,000.

On July 3, 2019, the Company entered into a securities purchase agreement with Matthew Schwartz, a prior director of the Company, pursuant to which the Company sold shares of its Series D-1 Preferred stock for aggregate gross proceeds of $250,000.

Pursuant to the asset sale and recapitalization transaction (see Note 3), an aggregate of 1 share of the Series D-1 Preferred stock was issued for the above transactions totalling $455,000 (see Note 9).

On June 5, 2020, the Company entered into a consulting agreement with Mr. Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor to the Company’s Chief Executive Officer. The agreement shall be effective for a period of six-months, commencing on June 5, 2020 (see Note 3). On August 14,2020, Mr. Kucharchuk was appointed as the acting Chief Financial Officer. Thereafter, the agreement shall only renew on a month-to-month basis by mutual agreement of the parties. Pursuant to the agreement, Mr. Kucharchuk shall receive compensation in the amount of $15,000 per month. Mr. Kucharchuk resigned as Company’s Chief Financial Officer in September 2020 (see Note 1).

During the year ended September 30, 2020, a $160,000 outstanding balance owed for consulting fee – related party was converted into 0.24 shares of Series D-1 Preferred.

During the year ended September 30, 2020, the Company repaid an outstanding $20,000 advance to a related parties.

As of September 30, 2020, there were no outstanding balances due to related parties.

At September 30, 2020 and 2019, amounts due to related parties consisted of the following:

	September 30,
	2020	2019
Consulting fee – related party	$—	$160,000
Advances from related parties	—	20,000
Total	$—	$180,000

Consulting fees – related party consisted of consulting fees for management related services provided by an affiliate entity and advances from Dr. Ruxin to fund the Company’s working capital.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Shares Authorized

On September 22, 2020, the Company filed with the Nevada Secretary of State an amendment to its Certificate of Incorporation to change its name from “OncBioMune Pharmaceutical, Inc.” to “Theralink Technologies, Inc.” and increase its authorized shares of common stock from 6,666,667 shares of common stock at $0.0001 per share par value to 12,000,000,000 shares of common stock at $0.0001 per share par value, effective September 24, 2020 (see Note 1).

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

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

On June 5, 2020, pursuant to the asset sale transaction and recapitalization (see Note 3), 667 shares of Series A were deemed to have been issued.

As of September 30, 2020, there were 667 shares of the Company’s Series A Preferred Stock issued and outstanding held by a former member of the Board of Directors.

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

As of September 30, 2020, there were no shares of the Company’s Series B Preferred Stock issued and outstanding.

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

On June 9, 2021, the Company filed an Amendment (the “CoD Amendment”) to the Series C-1 Certificate of Designation with the Nevada Secretary of State. The filing of the CoD Amendment was approved by the Board on June 8, 2021, and by the holders of the majority of the outstanding shares of Series C-1 Preferred Stock on June 8, 2021.

The CoD Amendment sets the triggering price for the anti-dilution price protection at $0.00275 per share, the same price as the Series C-2 Certificate of Designation. All other terms of the Series C-1 Certificate of Designation remain unchanged and in full force and effect.

●	Holders of shares of Series C-1 Preferred Stock are entitled to dividends or distributions on each share on an “as converted” into common stock basis, if, as and when declared from time to time by the Board of Directors.

●	Each share of Series C-1 Preferred Stock is convertible into shares of common stock any time after the Initial Issuance Date at a conversion price of $0.0275 per share. The number of shares of common stock issuable upon conversion shall be determined by dividing (x) the conversion amount (determined by the sum of the stated value thereof plus any additional amount thereon which consist of all dividends, whether declared or not) of such share of Series C-1 by (y) the conversion price of $0.0275 per share (subject to temporary adjustment upon a triggering event as defined by the Series C-1 Certificate of Designation, to 80% of the conversion price). The adjusted conversion price is only in effect until the triggering event is cured. The convertibility of shares of Series C-1 Preferred Stock is limited such that a holder of Series C-1 Preferred Stock may not convert Series C-1 Preferred Stock to common stock to the extent that the number of shares of common stock to be issued pursuant to such conversion, when aggregated with all other shares of common stock owned by the holder at such time, would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934) more than 4.99% of all of the Company’s common stock outstanding.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

●	In the event the Company issues or sells any securities including options or convertible securities, except for any Exempt Issuance (as defined in the Series C-1 Certificate of Designation), at a price of or with an exercise price or conversion price of less than $0.0275 per share (see amendment discussed above), then upon such issuance or sale, the Series C-1 Preferred Stock conversion price shall be reduced to the sale price, the exercise price or conversion price of the securities sold. In addition, these preferred shareholders have the right to participate in future equity offerings from the company for twenty-four months from the effective date.

●	In the event of the voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of the Series C-1 Preferred Stock shall be entitled to receive, in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders (“Liquidation Funds”) before any amount shall be paid to the holders of any shares of Junior Stock, but pari passu with any Parity Stock (as defined in the Series C-1 Certificate of Designation) then outstanding, an amount per shares of the Series C-1 Preferred Stock equal to the greater of (A) the conversion amount thereof on the date of such payment or (B) the amount per share such holder of Series C-1 Preferred Stock would receive if such holder converted such Series C-1 into common stock immediately prior to the date of the payment, provided that if the Liquidation Funds are insufficient to pay the full amount due to the holders of Series C-1 Preferred Stock and holders of the shares of Parity Stock, then each holder of Series C-1 Preferred Stock and each holder of Parity Stock shall receive a percentage of the Liquidation Funds equal to the full amount of the Liquidation Funds payable to such holder of Series C-1 Preferred Stock and such holder of the Parity Stock as a liquidation preference, in accordance with their respective certificate of designation (or equivalent), as a percentage of the full amount of Liquidation Funds payable to all holders of Series C-1 Preferred Stock and all holders of Parity Stock.

On June 5, 2020, pursuant to the asset sale and recapitalization transaction (see Note 3), 2,966.2212 shares of Series C-1 Preferred Stock was deemed to have been issued.

As of September 30, 2020, the Company had 2,966.2212 shares of Series C-1 Preferred Stock issued and outstanding.

Series C-2 Preferred Stock

On May 18, 2020, the Company filed a certificate of designation, preferences and rights of Series C-2 Preferred Stock (the “Series C-2 Certificate of Designation”) with the Nevada Secretary of State to designate 6,000 shares of its previously authorized preferred stock as Series C-2 Preferred Stock, par value $0.0001 per share and a stated value of $410.27 per share. The Series C-2 Certificate of Designation and its filing was approved by the Company’s board of directors without shareholder approval as provided for in the Company’s articles of incorporation and under Nevada law. The holders of shares of Series C-2 Preferred Stock have the following preferences and rights:

●	Holders of shares of Series C-2 Preferred Stock are entitled to dividends or distributions on each share on an “as converted” into common stock basis, if, as and when declared from time to time by the Board of Directors.

●	Each share of Series C-2 Preferred Stock is convertible into shares of common stock any time after the initial issuance date at a conversion price of $0.00275 per share. The number of shares of common stock issuable upon conversion shall be determined by dividing (x) the conversion amount (determined by the sum of the stated value thereof plus any additional amount thereon) of such share of Series C-2 by (y) the conversion price of $0.00275 per share (subject to temporary adjustment upon a triggering event as defined by the Series C-2 Certificate of Designation to 80% of the conversion price). The adjusted conversion price is only in effect until the triggering event is cured. The convertibility of shares of Series C-2 Preferred Stock is limited such that a holder of Series C-2 Preferred Stock may not convert Series C-2 Preferred Stock to common stock to the extent that the number of shares of common stock to be issued pursuant to such conversion, when aggregated with all other shares of common stock owned by the holder at such time, would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934) more than 4.99% of all of the Company’s common stock outstanding.

●	In the event the Company issues or sells any securities including options or convertible securities, except for any Exempt Issuance (as defined in the Series C-2 Certificate of Designation), at a price of or with an exercise price or conversion price of less than the conversion price, then upon such issuance or sale, the Series C-2 Preferred Stock conversion price shall be reduced to the sale price, the exercise price or conversion price of the securities sold. In addition, these preferred shareholders have the right to participate in future equity offerings from the company for twenty-four months from the effective date.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

●	In the event of the voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of the Series C-2 Preferred Stock shall be entitled to receive, in cash out of the Liquidation Funds before any amount shall be paid to the holders of any shares of Junior Stock, but pari passu with any Parity Stock (as defined in the Series C-2 Certificate of Designation) then outstanding, an amount per shares of the Series C-2 Preferred Stock equal to the greater of (A) the conversion amount thereof on the date of such payment or (B) the amount per share such holder would receive if such holder converted such Series C-2 into common stock immediately prior to the date of the payment, provided that if the Liquidation Funds are insufficient to pay the full amount due to the holders of Series C-2 Preferred Stock and holders of the shares of Parity Stock, then each holder of Series C-2 Preferred Stock and each holder of Parity Stock shall receive a percentage of the Liquidation Funds equal to the full amount of the Liquidation Funds payable to such holder of Series C-2 Preferred Stock and such holder of the Parity Stock as a liquidation preference, in accordance with their respective certificate of designation (or equivalent), as a percentage of the full amount of Liquidation Funds payable to all holders of Series C-2 Preferred Stock and all holders of Parity Stock.

On June 5, 2020, pursuant to the asset sale and recapitalization transaction (see Note 3), 4,916.865 shares of Series C-2 Preferred Stock was deemed to have been issued.

As of September 30, 2020, the Company had 4,916.865 shares of Series C-2 Preferred Stock issued and outstanding.

Series D-1 Preferred Stock

On May 18, 2020, the Company filed a certificate of designation, preferences and rights of Series D-1 Preferred Stock (the “Series D-1 Certificate of Designation”) with the Nevada Secretary of State to designate 1,000 shares of its previously authorized preferred stock as Series D-1 Preferred Stock, par value $0.0001 per share and a stated value of $9,104.89 per share. The Series D-1 Certificate of Designation and its filing was approved by the Company’s board of directors without shareholder approval as provided for in the Company’s articles of incorporation and under Nevada law. The holders of shares of Series D-1 Preferred Stock had the following preferences and rights:

●	Holders of shares of Series D-1 Preferred Stock were entitled to dividends or distributions on each share on an “as converted” into common stock basis, if, as and when declared from time to time by the Board of Directors.

●	Each share of Series D-1 Preferred Stock is convertible into a pro rata portion of 54.55% of the Fully Diluted Equity (as defined in the Series D-1 Certificate of Designation) of the Company upon the effectiveness of the amendment to the Company’s Articles of Incorporation to increase the Company’s authorized common stock, par value $0.0001 per share, from 6,666,667 shares to 12,000,000,000 shares, which occurred on September 24, 2020 (the “Conversion Date”).

●	Prior to the Conversion Date, each holder of Series D-1 Preferred Stock was entitled to the whole number of votes equal to the number of shares of common stock into which such holder’s Series D-1 Preferred Stock would be convertible on the record date for the vote or consent of stockholders, and otherwise had voting rights and powers equal to the voting rights and powers of the common stock. To the extent that under the Nevada Revised Statutes (“NRS”) the vote of the holders of the Series D-1, voting separately as a class or series as applicable, was required to authorize a given action, the affirmative vote or consent of the holders of a majority of the shares of the outstanding Series D-1, constituted the approval of such action by both the class or the series, as applicable (except as otherwise may be required under the NRS).

During the year ended September 30, 2019, the Company issued 26 shares of D-1 Preferred Stock with grant date fair value of $100, for services.

During the year ended September 30, 2019, the Company sold 5 shares of D-1 Preferred Stock for net proceeds of $1,599,469 of which $455,000 of the proceeds were from related parties (see Note 8).

During the year ended September 30, 2020, the Company issued an aggregate of 1 share of D-1 Preferred Stock in exchange for the settlement of certain accrued compensation valued at $459,153 of which $160,000 was for a related party (see Note 8).

During the year ended September 30, 2020, the Company sold 7 shares of D-1 Preferred Stock and warrants to purchase 656,674,588 shares of common stock, for net proceeds of $2,590,000.

On September 24, 2020, the Company converted 1,000 shares of Series D-1 Preferred Stock into 5,081,550,620 shares of common stock (see below Common Stock).

As of September 30, 2020, there was no Series D-1 Preferred Stock issued and outstanding.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

Series D-2 Preferred Stock

On May 18, 2020, the Company filed a certificate of designation, preferences and rights of Series D-2 Preferred Stock (the “Series D-2 Certificate of Designation”) with the Secretary of State of Nevada to designate 4,360 shares of its previously authorized preferred stock as Series D-2 Preferred Stock, par value $0.0001 per share and a stated value of $500 per share. The Series D-2 Certificate of Designation and its filing was approved by the Company’s board of directors without shareholder approval as provided for in the Company’s articles of incorporation and under Nevada law. The holders of shares of Series D-2 Preferred Stock have the following preferences and rights:

●	Holders of shares of Series D-2 Preferred Stock are entitled to dividends or distributions on each share on an “as converted” into common stock basis, if, as and when declared from time to time by the Board of Directors.

●	Each share of Series D-2 Preferred Stock are convertible into 10,000 shares of common stock (“Conversion Rate”). Upon the terms and in the manner set forth in Section 5 of the Series D-2 Certificate of Designation, each outstanding share of the Series D-2 Preferred Stock shall automatically be converted upon the effectiveness of the amendment to the Company’s Articles of Incorporation to increase the Company’s authorized common stock, par value $0.0001 per share, from 6,666,667 shares to 12,000,000,000 shares, which occurred on September 24, 2020 ( the “Conversion Date”). On this date the Series D-2 Preferred stock was converted into a number of fully-paid and nonassessable shares of Common Stock determined by multiplying such share of Series D-2 Preferred Stock by the Conversion Rate (such shares of Common Stock issuable upon Conversion, the “Conversion Shares”).

●	Each holder of Series D-2 Preferred Stock shall be entitled to the whole number of votes equal to the number of shares of common stock the Series D-2 would be convertible into on the record date for the vote or consent of stockholders and shall otherwise have voting rights and powers equal to the voting rights and powers of common stock. To the extent that under the Nevada Revised Statues (“NRS”) the vote of the holders of the Series D-2 Preferred Stock, voting separately as a class or series as applicable, is required to authorize a given action of the Corporation, the affirmative vote or consent of the holders of a majority of the shares of the outstanding Series D-2 Preferred Stock, shall constitute the approval of such action by both the class or the series, as applicable (except as otherwise may be required under the NRS).

●	In the event of the voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of the Series D-2 Preferred Stock shall be entitled to receive, in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders (“Liquidation Funds”) before any amount shall be paid to the holders of any shares of Junior Stock, but pari passu with any Parity Stock (as defined in the Certificate of Designation) then outstanding , an amount per shares of the Series D-2 Preferred Stock equal to the greater of (A) the Conversion Amount thereof on the date of such payment or (B) the amount per share such Holder would receive if such Holder converted such Series D-2 into common stock immediately prior to the date of the payment, provided that if the Liquidation Funds are insufficient to pay the full amount due to the Holders and holders of the shares of Parity Stock, then each Holder and each holder of Parity Stock shall receive a percentage of the Liquidation Funds equal to the full amount of the Liquidation Funds payable to such Holder and such holder of the Parity Stock as a liquidation preference, in accordance with their respective certificate of designation (or equivalent), as a percentage of the full amount of Liquidation Funds payable to all holders of Series D-2 Preferred Stock and all holders of Parity Stock.

On June 5, 2020, the Company is deemed to have issued 4,121.64 shares of Series D-2 Preferred Stock pursuant to the Asset Sale Transaction and recapitalization.

On September 24, 2020, the Company converted 4,121.64 shares of Series D-2 Preferred Stock into 41,216,000 shares of common stock (see below Common Stock).

As of September 30, 2020, there was no Series D-2 Preferred Stock issued and outstanding.

Series E Preferred Stock

On September 15, 2020, the Company filed a certificate of designation, preferences and rights of Series E Preferred Stock (the “Series E Certificate of Designation”) with the Nevada Secretary of the State to designate 2,000 shares of its previously authorized preferred stock as Series E Preferred Stock, par value $0.0001 per share and a stated value of $2,000 per share. The Series E Certificate of Designation and its filing was approved by the Company’s board of directors without shareholder approval as provided for in the Company’s articles of incorporation and under Nevada law (see Note 1). The holders of shares of Series E Preferred Stock have the following preferences and rights:

●	From the initial issuance date, cumulative dividends on each share of Series E shall accrue, on a quarterly basis in arrears (with any partial quarter calculated on a pro-rata basis), at the rate of 8% per annum on the Stated Value, plus any additional amount thereon. Dividends shall be paid within 15 days after the end of each fiscal quarter (“Dividend Payment Date”), at the option of the Holder in cash or through the issuance of shares of common stock. In the event that the Holder elects to receive its dividends in shares of common stock the number of shares of common stock to be issued to each applicable Holder shall be determined by dividing the total dividend outstanding to such Holder by the average closing price of the common stock during the five trading days on the principal market prior to the Dividend Payment Date.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

●	Holders of shares of Series E Preferred Stock are entitled to dividends or distributions on each share on an “as converted” into common stock basis, if, as and when declared from time to time by the Board of Directors.

●	Each share of Series E Preferred Stock is convertible into shares of common stock any time after the initial issuance date at the Conversion Price which is the lesser of: (i) $0.00375 or (ii) 75% of the average closing price of the common stock during the prior five trading days on the principal market, subject to adjustment as provided in the Series E Certificate of Designation including a price protection provision for offerings below the conversion price. Provided, however, the Conversion Price shall never be less than $0.0021. The number of shares of common stock issuable upon conversion shall be determined by multiplying the number of outstanding shares by the stated value per share of $2,000 plus accrued dividends and dividing that number by the Conversion Price.

●	In connection with, (i) a Change of Control of the Corporation or (ii) on the closing of, a Qualified Public Offering by the Corporation, all of the outstanding shares of Series E (including any fraction of a share) shall automatically convert into an aggregate number of shares of Common Stock (including any fraction of a share) by multiplying the number of outstanding shares by the stated value per share of $2,000 plus accrued dividends and dividing that number (including any fraction of a share) by the lesser of: (i) $0.00375 or (ii) 75% of the average closing price of the common stock during the prior five trading days on the principle market. However, the conversion price shall never be less than $0.0021. If a closing of a Change of Control transaction or a Qualified Public Offering occurs, such automatic conversion of all of the outstanding shares of Series E shall be deemed to have been converted into shares of Common Stock immediately prior to the closing of such transaction or Qualified Public Offering.

●	In the event the Company issues or sells any securities including options or convertible securities, except for any Exempt Issuance (as defined in the Series E Certificate of Designation), at a price, an exercise price or conversion price of less than the conversion price, then upon such issuance or sale, the Series E Preferred Stock conversion price shall be reduced to the sale price, the exercise price or the conversion price of the securities sold.

●	Holders of Series E Preferred Stock have no voting rights.

On September 16, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with an investor to purchase an aggregate amount of 1,000 shares of the newly created Series E Convertible Preferred Stock of the Company (the “Series E Preferred”) for an aggregate investment amount of $2,000,000. The Company’s Series E Preferred Stock has a stated value of $2,000 per share and shall accrue, on a quarterly basis in arrears, dividends at the rate of 8% per annum on the stated value. The dividends shall be paid quarterly at the option of the holder of the Series E Preferred in either cash or shares of common stock of the Company. The Series E Preferred is convertible two days after the increase in the Company’s authorized common stock which became effective on September 24, 2020. The number of shares of common stock issuable on the conversion of the Series E Preferred is determined by dividing the stated value of the number of shares being converted, plus any accrued and unpaid dividends, by the lesser of: (i) $0.00375 and (ii) 75% of the average closing price of the Company’s common stock during the prior five trading days; provided, however, the conversion price shall never be less than $0.0021. For eighteen months from the anniversary of the closing, the Company needs to obtain consent from several investors prior to engaging in any future capital raises.

Pursuant to the Series E Certificate of Designation, Series E Preferred Stock is redeemable at the option of the holder in the event that the Company is prohibited from issuing shares of common stock to a holder upon any conversion due to insufficient shares of common stock available (“Authorized Failure Shares”) and therefore meets the criteria of a contingently redeemable instrument in accordance with ASC 480-10-25-7 - Distinguishing Liabilities from Equity. The Series E Preferred Stock is contingently redeemable upon the occurrence of an event that is outside of the issuer’s control and should be classified as temporary equity pursuant to ASC 480-10-S99.

Further the Series E Preferred Stock is an equity host instrument since it has more features that align with an equity instrument than a debt instrument pursuant to ASC 815-15-25-17A - Derivatives and Hedging, which states in part that “the nature of the host contract depends on the economic characteristics and risks of the entire hybrid financial instrument.” All of the contractual and implied terms of the preferred share, such as the existence of a redemption feature or conversion option, should be considered when determining the nature of the host instrument as debt or equity. The Series E Preferred Stock embedded conversion feature (call option) is considered clearly and closely related to the equity host. Accordingly, further analysis under ASC 815-40-15 is not necessary and the embedded conversion feature should not be bifurcated from the host instrument. The Series E Preferred Stock redemption feature (put option) does not meet all the criteria under ASC 815-10-15-83, therefore it does not qualify as a derivative.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

To determine whether the Series E Preferred Stock contains a beneficial conversion feature (“BCF”), we compared the effective conversion price and the Company’s stock price on the commitment date. The effective conversion price was calculated by dividing the proceeds from Series E Preferred Stock by the number of common shares issuable upon conversion of the Series E Preferred Stock. The BCF is measured as the difference between the commitment date stock price and the effective conversion price multiplied by the number of common stock issuable upon conversion of Series E. The BCF is limited to the total cash proceeds received if the amount of the BCF exceeds the cash proceeds received. In connection with the issuance of Series E Preferred Stock, during the year ended September 30, 2020, the Company recognized a beneficial conversion feature in the amount of $2,000,000 which was accounted for as a deemed dividend. In addition, during the year ended September 30, 2020, the Company also recorded dividends related to the Series E Preferred Stock in the amount of $6,120 which was reflected in the accompanying consolidated balance sheet in accrued liabilities.

As of September 30, 2020, the Company had 1,000 shares of Series E Preferred Stock issued and outstanding classified as temporary equity in the accompanying consolidated balance sheet.

Common Stock

On June 5, 2020, the Company is deemed to have issued 1,398,070 shares of common stock pursuant to the Asset Sale Transaction and recapitalization.

On September 24, 2020, the Company issued 5,081,550,620 shares of common stock upon the conversion of 1,000 shares of Series D-1 Preferred Stock (see above Series D-1 Preferred Stock). As of September 30, 2020, this common stock has not been issued as the Company is unable to issue shares of common stock until it is current with all its SEC reporting requirements.

On September 24, 2020, the Company issued 41,216,000 shares of common stock upon the conversion of 4,121.64 shares of Series D-2 Preferred Stock (see above Series D-2 Preferred Stock). As of September 30, 2020, this common stock has not been issued as the Company is unable to issue shares of common stock until it is current with all its SEC reporting requirements.

As of September 30, 2020, the Company had 5,124,164,690 shares of common stock outstanding of which 5,122,766,620 have not been issued yet. As of September 30, 2020, this common stock has not been issued yet as the Company is unable to issue shares of common stock until it is current with all its SEC reporting requirements.

Stock Options

Effective February 18, 2011, the Company’s Board of Directors (“Board”) adopted and approved the 2011 stock option plan. A total of 57 options to acquire shares of the Company’s common stock were authorized under the 2011 stock option plan. During each twelve-month period thereafter, our board of directors is authorized to increase the number of options authorized under this plan by up to 14 shares. No options were granted under the 2011 stock option plan as of September 30, 2020.

On April 28, 2020, the Board approved the 2020 Equity Incentive Plan (the “Plan”), as amended on May 29, 2020. The Plan shall be effective upon approval by the Stockholders which shall be within twelve (12) months after the approval of the Board. No Incentive Stock Option shall be exercised unless and until the Plan has been approved by the Stockholders. Upon the effective date of the Plan and the effectiveness of the authorized share increase, which occurred on September 24, 2020, 3,043,638,781 shares of the Company’s common stock were being reserved for issuance under the Plan (the “Reserved Share Amount”), subject to the adjustments described in the Plan, and such Reserved Share Amount, when issued in accordance with the Plan, shall be validly issued, fully paid, and non-assessable. Pursuant to the Plan, the option price of each incentive stock option (except those that constitute substitute awards under the Plan) shall be at least the fair market value of a share of common stock on the respective grant date; provided, however, that in the event that a grantee is a ten-percent stockholder as of the grant date, the option price of an incentive stock option shall be not less than 110% of the fair market value of a share on the grant date. As of September 30, 2020, the 2020 Equity Incentive Plan has not yet been approved by the shareholders and certain grants are pending (see Note 10).

As of September 30, 2020, the Company had no options issued and outstanding.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

Warrants

In November 2019, in connection with the sale of 7 shares of Series D-1 Preferred Stock, the Company issued certain warrants to the subscriber. On June 5, 2020, in connection with the Asset Sale Transaction and recapitalization, the company issued 656,674,588 new warrants to the same subscriber in exchange for the previously issued warrants. The new warrants are exercisable immediately at an exercise price of $0.00214 and expire on November 27, 2024.

On June 5, 2020, in connection with the Asset Sale Transaction and the recapitalization transaction, the Company is deemed to have issued 200,000,000 warrants to two investors. The warrants are not exercisable until sixty (60) days after the Company effectuates a reverse stock split and the Company achieves and maintains a Market Capitalization of $50,000,000 for thirty (30) consecutive days at an exercise price of $0.0025 and expire on September 5, 2025.

As of September 30, 2020, the Company had 856,674,588 warrants issued and outstanding.

Warrants activities for the year ended September 30, 2020 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (Years)	Value
Balance Outstanding at September 30, 2019	—	$—	—	$—
Warrants issued in connection with the sale of 7 shares of Series D-1 Preferred Stock	656,674,588	$0.002	4.2	$—
Deemed issuance in connection with the asset sale and recapitalization transaction (see Note 3)	200,000,000	$0.003	4.9	$—

Balance Outstanding at September 30, 2020	856,674,588	$0.002	4.3	$—
Exercisable at September 30, 2020	656,674,588	$0.002	4.2	$—

NOTE 10 – COMMITMENT AND CONTINGENCIES

Employment Agreements

Michael Ruxin, M.D.

On June 5, 2020, the Company and Dr. Michael Ruxin entered into an employment agreement (the “Ruxin Employment Agreement”) for Dr. Ruxin to serve as the Company’s Chief Executive Officer, President and a director (see Note 3).

The Ruxin Employment Agreement provides that Dr. Ruxin will be employed for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Dr. Ruxin will be entitled to receive an annual base salary of $300,000 and will be eligible for an annual discretionary bonus of 150% of such base salary. In the Ruxin Employment Agreement, Dr. Ruxin is also promised, subject to the approval of the Board or a committee thereof, and under the 2020 Equity Incentive Plan (i) a one-time grant of 49,047,059 Restricted Stock Units (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of Common Stock, both of which will be subject to the terms and conditions of the applicable award agreements when executed. Dr. Ruxin is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As of September 30, 2020, the RSUs and options have not yet been granted or issued since the Board has not yet approved the grants and the 2020 Equity Incentive Plan has not been approved by the shareholders. Further, the board and Dr. Ruxin have not yet agreed on the terms of the options.

Dr. Ruxin is an “at-will” employee and his employment may be terminated by the Company at any time, with or without cause. In the event Dr. Ruxin’s employment is terminated by the Company without Cause (as defined in the Ruxin Agreement), with Good Reason (as defined in the Ruxin Agreement) or as a result of a non-renewal of the term of employment under the Ruxin Agreement, Dr. Ruxin shall be entitled to receive the sum of (I) the Severance Multiple (as defined below), multiplied by his base salary immediately prior to such termination and (II) a pro-rata portion of his bonus for the year in which such termination occurs equal to (a) his bonus for the most recently completed calendar year (if any), multiplied by (b) a fraction, the numerator of which is the number of days that have elapsed from the beginning of such calendar year through the date of termination and the denominator of which is the total number of days in such calendar year. “Severance Multiple” shall mean 3.0; provided, however, that if the date of termination occurs on or at any time during the twelve (12)-month period following a Change in Control, the Severance Multiple shall mean 4.0. In addition, the Company shall accelerate the vesting of any outstanding, unvested equity awards granted to Dr. Ruxin prior to the date of termination. Dr. Ruxin shall be entitled to reimbursement of COBRA payments made during the 18-month period following the date of termination.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

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

The Busch Employment Agreement provides that Mr. Busch will be employed for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Mr. Busch will be entitled to receive an annual base salary of $60,000 and will be eligible for an annual discretionary bonus. In the Busch Employment Agreement, Mr. Busch is also promised, subject to the approval of the Board or committee thereof, and under the 2020 Equity Incentive Plan (i) a one-time grant of 49,047,059 Restricted Stock (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of Common Stock, both of which will be subject to the terms and conditions of the applicable award agreements when executed. Mr. Busch is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As of September 30, 2020, the RSUs and options have not yet been granted or issued since the Board has not yet approved the grants and the 2020 Equity Incentive Plan has not been approved by the shareholders. Further, the board and Mr. Busch have not yet agreed on the terms of the options. As of September 30, 2020 and 2019, the Company had accrued director compensation of $72,500 and $70,000, respectively.

Mr. Busch is an “at-will” employee and his employment may be terminated by the Company at any time, with or without cause. In the event Mr. Busch’s employment is terminated by the Company without Cause (as defined in the Busch Agreement), with Good Reason (as defined in the Busch Agreement) or as a result of a non-renewal of the term of employment under the Busch Agreement, Mr. Busch shall be entitled to receive the sum of (I) the Severance Multiple (as defined below), multiplied by his base salary immediately prior to such termination and (II) a pro-rata portion of his bonus for the year in which such termination occurs equal to (a) his bonus for the most recently completed calendar year (if any), multiplied by (b) a fraction, the numerator of which is the number of days that have elapsed from the beginning of such calendar year through the date of termination and the denominator of which is the total number of days in such calendar year. “Severance Multiple” shall mean 3.0; provided, however, that if the date of termination occurs on or at any time during the twelve (12)-month period following a Change in Control, the Severance Multiple shall mean 4.0. In addition, the Company shall accelerate the vesting of any outstanding, unvested equity awards granted to Mr. Busch prior to the date of termination.

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

Thomas E. Chilcott, III

On September 24, 2020, the Company appointed Thomas E. Chilcott, III, to serve as the Chief Financial Officer. The Company entered into an offer letter with Mr. Chilcott which provides that his base salary will be $225,000 per year and that he will be eligible to receive the following bonuses: $5,000 if the Company’s next Annual Report on Form 10-K is filed on or prior to December 12, 2020; $5,000 if the Company files a registration statement on Form S-1 on or prior to January 15, 2021; $5,000 if the Company completes a capital raise of at least $3,000,000 on or prior to Apri1 15, 2021; $20,000 if the Company completes a capital raise of at least $10,000,000 on or prior to September 30, 2021; and $15,000 if the Company successfully lists on the Nasdaq stock market on or before December 31, 2021. Mr. Chilcott is entitled to participate in all medical and other benefits that the Company has established for its employees. The offer letter also provides that Mr. Chilcott will be granted an option to purchase up to 94,545,096 shares of the Company’s common stock subject to terms including exercise price to be set by the Board of Directors of the Company (see Note 1). As of September 30, 2020, no bonus was due and no options have been granted to Mr. Chilcott.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

Consulting Agreements

On July 5, 2020, the Company and a consultant entered into a Scientific Advisory Board Service Agreement (the “Advisory Agreement”) which provides for; (i) $2,000 monthly compensation; (ii) 88,786,943 stock options under the 2020 Equity Incentive Plan and; (iii) $1,500 per day for any special project requiring more than six hours of advisory service in a single day, performed upon a written request from the Company. Either party may terminate the Advisory Agreement at any time upon ten days written notice to the other party unless either party neglects or fails to perform its obligations under the Advisory Agreement then the termination notice shall be effective upon receipt of the same. As of September 30, 2020, the Company and the consultants have not agreed on the terms of the 88,786,943 stock options and therefore these stock options are not considered granted by the Company. Further, as of September 30, 2020, the 2020 Equity Incentive Plan has not yet been approved by the shareholders.

On July 5, 2020, the Company and a consultant entered into a Pathology Advisory Board Service Agreement (the “Advisory Agreement”) which provides for; (i) $272 monthly compensation; (ii) 77,972,192 stock options under the 2020 Equity Incentive Plan and; (iii) $1,500 per day for any special project requiring more than six hours of advisory service in a single day, performed upon a written request from the Company. Either party may terminate the Advisory Agreement at any time upon ten days written notice to the other party unless either party neglects or fails to perform its obligations under the Advisory Agreement then the termination notice shall be effective upon receipt of the same. As of September 30, 2020, the Company and the consultants have not agreed on the terms of the 77,972,192 stock options and therefore these stock options are not considered granted by the Company. Further, as of September 30, 2020, the 2020 Equity Incentive Plan has not yet been approved by the shareholders.

License Agreements

GMU License Agreement

In September 2006, the Company entered into an exclusive license agreement (“License Agreement”) with George Mason Intellectual Properties, a non-profit corporation formed for the benefit of GMU which: (1) grants an exclusive worldwide license, with the right to grant sublicenses, under the licensed inventions to make, have made, import, use, market, offer for sale and sell products designed, manufactured, used and/or marketed for all fields and for all uses, subject to the exclusions as defined in the License Agreement; (2) grants an exclusive option to license past, existing, or future inventions in the Company’s field, from inventors that are obligated to assign to GMU and who have signed a memorandum of understanding acknowledging that developed intellectual property will be offered, subject to the exclusions as defined in the License Agreement; (3) the license and option granted specifically excludes biomarkers for lung, ovarian, and breast cancers in a diagnostic field of use and GMU inventions developed using materials obtained from third parties under agreements granting rights to inventions made using said materials and; (4) grants right to assign or otherwise transfer the license so long as such assignment or transfer is accompanied by a change of control transaction and GMU is given 14 days prior notice. In addition, the Company is required to make an annual payment of $50,000 to GMU as well as pay GMU a quarterly royalty equal to the net revenue multiplied by one and one-half percent (1.5%), due on a quarterly basis or a quarterly sublicense royalty equal to the net revenue multiplied by fifteen percent (15%). Further, the Company has the right of first refusal for all technology associated with RPPA technology from GMU. As of September 30, 2020, the Company has accrued royalty fees and accrued license fees of $832 and $2,083, respectively, reflected in the accompanying consolidated balance sheet in accrued liabilities.

NIH License Agreement

In March 2018, the Company entered into two license agreements (“License Agreements”) with the National Institutes of Health (“NIH”) which grants the Company an exclusive and a nonexclusive United States license for certain patents. Pursuant to the License Agreements, the Company is required to make an annual payment of $6,000 to the NIH as well as pay the NIH a royalty equal to the net sales multiplied by three percent (3.0%) every June 30th and December 31st. Commencing on January 1st of the year following the year of the first commercial sale, the Company is subject to a non-refundable minimum annual royalty of $5,000. In addition, a sublicense royalty equal to the net revenue multiplied by ten percent (10%) will be payable upon sublicensing. As of September 30, 2020, the Company has accrued royalty fees of $19,834, reflected in the accompanying consolidated balance sheet in accrued liabilities.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

Employee Incentive Stock Options

In June 2020, in connection with the asset sale transaction (see Note 3), the Company planned to issue approximately 1.8 billion stock options to employees, which include options in the employment agreements discussed above. As of September 30, 2020, these stock options had not yet been granted by the Company.

Lease

In December 2019, the Company entered into an agreement to lease its corporate and laboratory facility in Golden, Colorado. The lease is for a period of 60 months, with an option to extend, commencing in February 2020 and expiring in February 2025 (see Note 7).

Other Contingencies

Pursuant to ASC 450-20 - Loss Contingencies, liabilities for contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of September 30, 2020, the Company recorded a contingent liability of $64,040, resulting from certain liabilities of Avant prior to the asset sale and recapitalization transaction (see Note 3 and Note 6). The contingent liabilities consisted of two notes payables with a total outstanding principal balance of $40,000 and accrued interest payable of $24,040 for a total amount of $64,040 as of September 30, 2020.

NOTE 11 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets on September 30, 2020 and 2019 consist of net operating loss carry-forwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the fiscal years ended September 30, 2020 and 2019 are as follow:

	Years Ended September 30,
	2020	2019
Income tax benefit at U.S. statutory rate of 21%	$(665,756)	$(335,595)
Income tax benefit – state	(146,783)	(73,980)
Non-deductible expenses	(53,244)	10,483
Change in valuation allowance	865,783	399,402
Total provision for income tax	$—	$—

The Company’s approximate net deferred tax asset as of September 30, 2020 and 2019 was as follow:

	Years Ended September 30,
	2020	2019
Net operating loss carry-forwards	$9,790,195	$8,924,412
Total deferred tax asset	9,790,195	8,924,412
Less: valuation allowance	(9,790,195)	(8,924,412)
Net deferred tax asset	$—	$—

The gross operating loss carry forward available to the Company was $38,198,187 at September 30, 2020. The Company provided a full valuation allowance equal to the net deferred income tax asset as of September 30, 2020 and 2019 because it was not known whether future taxable income will be sufficient to utilize the loss carry-forwards. Additionally, the future utilization of the net operating loss carry-forwards to offset future taxable income is subject to annual limitations as a result of ownership or business changes that occurred prior to fiscal year 2020 and may occur in the future. The Company has not conducted a study to determine the limitations on the utilization of these net operating loss carry-forwards.

The increase in the valuation allowance was $865,783 in fiscal year 2020 and total net loss carry-forwards on September 30, 2020 was $9,790,195. The potential tax benefit arising from the loss carry-forward of approximately $8,050,201 accumulated through September 30, 2017, will expire in 2037. The potential tax benefit arising from the net operating loss carry-forward of $1,739,994 occurred after the effective date of the current tax act and can be carried forward indefinitely within the annual usage limitations.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

NOTE 12 – SUBSEQUENT EVENTS

Sale of Common Stock

From February 16, 2021 through April 14, 2021, the Company, entered into Subscription Agreements with fourteen accredited investors to sell, in a private placement, an aggregate of 431,309,904 shares of its common stock, par value $0.0001 per share, at a purchase price of $0.00313 per share for an aggregate purchase price of $1,350,000. The Shares sold by the Company under these Subscription Agreements were in reliance upon an exemption from the registration requirements of the Act afforded by Section 4(a)(2) of the Act and/or Rule 506 of Regulation D thereunder. The private placements were made directly by the Company and no underwriter or placement agent was engaged by the Company. The Company did not engage in general solicitation or advertising and did not offer securities to the public in connection with this offering. The common stock has not yet been issued as of the date of this report the as the Company is unable to issue shares of common stock until it is current with all its SEC reporting requirements.

Note Agreements

On April 26, 2021, the Company entered into a Promissory Note Agreement (the “Note”) with Jeffrey Busch who serves as a member of the Board of Directors (“Lender”) for a principal amount of $100,000. The Company received proceeds of $100,000. The Note bears an annual interest rate of 1%, matures on April 1, 2022 and can be prepaid in whole or in part without penalty. Pursuant to the Note, the Company has a 90-day grace period following the maturity date after which the Lender shall charge a late payment fee equal to 1% of the outstanding principal balance and cost of collection, including legal fees.

On May 12, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an affiliated investor (the “Investor”) to purchase a convertible note (the “Note”) and accompanying warrant (the “Warrant”) for an aggregate investment amount of $1,000,000. The Note has a principal value of $1,000,000 and bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Note)) and shall mature on May 12, 2026 (the “Maturity Date”). The Company received the proceeds in three tranches with the first tranche of $333,334 received in May 2021, the second tranche of $333,333 received in June 2021 and the third tranche of $333,333 received in July 2021. The Note is convertible at any time into shares of the Company’s common stock at a conversion price equal to $0.00313 per share for any amount of principal and accrued interest remaining outstanding (subject to adjustment as provided therein). The Note had a beneficial conversion feature in the amount of $15,800 which was recorded as debt discount to be amortized over the life of the Note. The Company may prepay the Note at any time in an amount equal to 110% of the outstanding principal balance and accrued interest. In connection with the Note, the Investor was issued a Warrant to purchase up to 63,897,764 shares of common stock at an exercise price of $0.00313 per share (subject to adjustment as provided therein) until May 12, 2026. The Warrants are exercisable for cash at any time. The 63,897,764 stock warrant was valued at $984,200 using the relative fair value method which was recorded as debt discount to be amortized over the life of the Note. In connection with the Company’s obligations under the Note, the Company entered into a security agreement (the “Security Agreement”) with Ashton Capital Corporation as agent, pursuant to which the Company granted a lien on certain pieces of laboratory equipment of the Company (the “Collateral”), for the benefit of the Investor, to secure the Company’s obligations under the Note. Upon an Event of Default (as defined in the Notes), the Investor may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

Amendment to Lease

On June 10, 2021, the Company entered into an amendment to its existing Warehouse Lease (the “Lease Amendment”) for its laboratory facility in Golden, CO. The amendment was entered into in order to: (i) extend the term of the lease to five years following completion of the Company’s improvements to the Expansion Premises (defined below);(ii) expand the premises to include the premises located at Unit 404, Building F, 15000 West 6th Avenue, Golden, Colorado 80401, consisting of approximately 4,734 rentable square feet (the “Expansion Premises”); (iii) modify the annual basic rent; (iv) increase the security deposit; (v) provide for a tenant improvement allowance; (vi) provide for additional parking; (vii) provide for renewal options; and (viii) make certain other modifications as more particularly set forth below.

Pursuant to the Lease Amendment, the Company must pay a monthly base rent of; (i) $5,660 for the year from 3/1/25 to 2/28/26 and (ii) $5,829 for each year thereafter. In addition, the Company must pay a monthly base rent for the Expanded Premises of; (i) $4,537 in the first year; (ii) $4,673 in the second year; (iii) $4,813 in the third year; (iv) $4,957 in the fourth year and; (v) $5,106 in the fifth year.

Certificate of Designation of Series F Preferred Stock

On June 30, 2021, the Company filed a certificate of designation, preferences and rights of Series F Preferred Stock (the “Series F Certificate of Designation”), with the Nevada Secretary of State to designate 1,000 shares of its previously authorized preferred stock as Series F Preferred Stock, par value $0.0001 per share and a stated value of $2,000 per share. The Series F Certificate of Designation and its filing was approved by the Company’s board of directors without shareholder approval as provided for in the Company’s articles of incorporation and under Nevada law (see Note 1). The holders of shares of Series F Preferred Stock have the following preferences and rights:

●	From the Initial Issuance Date, cumulative dividends on each share of Series F shall accrue, on a monthly basis in arrears (with any partial month being made on a pro-rata basis), at the rate of 8% per annum on the Stated Value, plus the Additional Amount thereon. Dividends shall be paid within 15 days after the end of each month (“Dividend Payment Date”), at the option of the Holder in cash or through the issuance of shares of Common Stock. In the event that the Holder elects to receive its dividends in shares of Common Stock the number of shares of Common Stock to be issued to each applicable Holder shall be calculated by dividing the total dividend due to such Holder by the average closing price of the Common Stock during the five trading days on the Principal Market prior to the Dividend Payment Date.

●	Holders of shares of Series F Preferred Stock are entitled to dividends or distributions on each share on an “as converted” into common stock basis, if, as and when declared from time to time by the Board of Directors.

●	Each share of Series F Preferred Stock is convertible into shares of common stock any time after the initial issuance date at the Conversion Price which is the lesser of: (i) $0.00313 or (ii) 75% of the average closing price of the common stock during the prior five trading days on the principal market, subject to adjustment as provided in the Series F Certificate of Designation including a price protection provision for offerings below the conversion price. Provided, however, the Conversion Price shall never be less than $0.0016. The number of shares of common stock issuable upon conversion shall be determined by multiplying the number of outstanding shares by the stated value per share of $2,000 plus any additional amount and dividing the total by the Conversion Price.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020 and 2019

●	In connection with, (i) a Change of Control of the Corporation or (ii) on the closing of, a Qualified Public Offering by the Corporation, all of the outstanding shares of Series F Preferred Stock (including any fraction of a share) shall automatically convert along with any additional amount into an aggregate number of shares of Common Stock (including any fraction of a share) as is determined by dividing the number of shares of Series F Preferred Stock (including any fraction of a share) by the Automatic Conversion Price then in effect. If a closing of a Change of Control transaction or a Qualified Public Offering occurs, such automatic conversion of all of the outstanding shares of Series F Preferred Stock shall be deemed to have been converted into shares of Common Stock immediately prior to the closing of such transaction or Qualified Public Offering.

●	In the event the Company issues or sells any securities including options or convertible securities, except for any Exempt Issuance (as defined in the Series F Certificate of Designation), at a price, an exercise price or conversion price of less than the conversion price, then upon such issuance or sale, the Series F Preferred Stock conversion price shall be reduced to the sale price, or the exercise price or conversion price of the securities sold.

●	Series F Preferred Stock shall rank pari passu with respect to preferences to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Corporation with the Series C-1 Preferred Stock of the Corporation, the Series C-2 Preferred Stock of the Corporation, and the Series E Preferred Stock of the Corporation (the “Parity Stock”), and all other shares of capital stock of the Corporation shall be junior in rank to all Series F with respect to the preferences as to dividends (except for the Common Stock, which shall be pari passu as provided in the Series F Certificate of Designation), distributions and payments upon the liquidation, dissolution and winding up of the Corporation (such junior stock is referred to herein collectively as “Junior Stock”). The rights of all such Junior Stock shall be subject to the rights, powers, preferences and privileges of the Series F Preferred Stock. Without limiting any other provision of the Series F Certificate of Designation, without the prior express consent of the Required Holder, the Corporation shall not hereafter authorize or issue any additional or other shares of capital stock that is (i) of senior rank to the Series F Preferred Stock in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Corporation (collectively, the “Senior Preferred Stock”), or (ii) Parity Stock. Except as provided for herein, in the event of the merger or consolidation of the Corporation into another corporation, the Series F Preferred Stock shall maintain its relative rights, powers, designations, privileges and preferences provided for herein for a period of at least two years following such merger or consolidation and no such merger or consolidation shall cause result inconsistent therewith.

Legal Action

On July 1, 2021, numerous purported plaintiffs brought an action against Avant and their previous executive team in the District Court of Harris County Texas. The action alleges the plaintiffs were engaged by Avant to perform services prior to 2018. The plaintiffs are seeking a $1 million award. The Company and Dr. Ruxin were named it the lawsuit. The Company believes these claims are without merit and intends to defend these lawsuits vigorously. The Company currently believes the likelihood of a loss contingency related to these matters is remote and, therefore, no provision for a loss contingency is required.

Sale of Series F Preferred Stock

On July 30, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an investor to purchase an aggregate amount of 500 shares of a newly created Series F Convertible Preferred Stock of the Company (the “Series F Preferred”) and accompanying warrant (the “Warrant”) for an aggregate investment amount of $1,000,000. The Series F Preferred Stock has a stated value of $2,000 per share and shall accrue monthly in arrears, dividends at the rate of 8% per annum on the stated value. The dividends shall be paid monthly at the option of the holder of the Series F Preferred in either cash or shares of common stock of the Company. The number of shares of common stock issuable upon conversion of the Series F Preferred is determined by dividing the stated value of the number of shares being converted, plus any accrued and unpaid dividends, by the lesser of: (i) $0.00313 and (ii) 75% of the average closing price of the Company’s common stock during the prior five trading days; provided, however, the conversion price shall never be less than $0.0016. In addition, the investor was issued a Warrant to purchase an amount of common stock equal to 20% of the shares of common stock issuable upon conversion of the Series F Preferred at an exercise price of $0.00313 per share (subject to adjustment as provided therein) until July 30, 2026. The Warrants are exercisable for cash at any time. The Warrants shall be valued using the relative fair value method.

Series E Price Reduction

The Series F Preferred Stock, that was issued on July 30, 2021, triggered the price protection clause in the Series E Preferred Stock. Thus, the conversion price of the Series E Preferred Stock was reduced from $0.00375 to $0.00313 on that date.

Exercise of Options to Purchase Shares of OncBioMune Sub Inc.

In connection with the Asset Sale Transaction, the Company entered into an Exchange Agreement, effective June 5, 2020, by and among OncBioMune Pharmaceuticals, Inc. and the investors named therein, whereby the Company agreed to exchange certain convertible promissory notes and warrants outstanding for shares of Series C-1 Convertible Preferred Stock of the Company and options to purchase shares of the Company’s wholly-owned subsidiary, OncBioMune Sub Inc. OncBioMune Sub Inc. holds the patents used in the prior business of OncBioMune Pharmaceuticals, Inc. In July of 2021, certain of those investors exercised their options to purchase the shares of OncBioMune Sub Inc. On July 26, 2021, the Company transferred all 10,000 shares of OncBioMune Sub Inc. held by the Company to the investors.

