Form 10-Q
period 2020-12-31
THERALINK TECHNOLOGIES, INC.
filed 2021-09-27
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 5,555,474,594 shares of its common stock, $0.0001 par value per share, outstanding as of September 22, 2021.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

FORM 10-Q

DECEMBER 31, 2020

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

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-, in our Annual Report on Form 10-K filed on September 27, 2021 with the Securities and Exchange Commission (“SEC”), particularly in the ‘Risk Factors” section of such report, that could cause results or events to differ materially from the forward-looking statements that we make herein. Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement should be relied upon. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. Forward-looking statements apply only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as otherwise required by applicable law.

This Quarterly Report on Form 10-Q includes trademarks for Theralink, which are protected under applicable intellectual property laws and are our property. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q may appear without the ® or TM symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and trade names.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30
	2020	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$544,098	$1,779,283
Other receivable	27,913	15,000
Prepaid expenses and other current assets	219,512	191,253
Marketable securities	8,000	11,100
Laboratory supplies	-	71,335

Total Current Assets	799,523	2,067,971

OTHER ASSETS:
Property and equipment, net	789,399	744,822
Finance right-of-use assets, net	146,099	157,691
Operating right-of-use asset, net	197,213	206,203
Security deposits	13,214	19,464

Total Assets	$1,945,448	$3,196,151

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$850,210	$617,218
Accrued liabilities	97,583	56,728
Accrued compensation	61,017	32,791
Accrued director compensation	87,500	72,500
Deferred revenue	131,387	-
Notes payable - current	1,000	1,000
Financing lease liability - current	43,542	42,234
Operating lease liability - current	37,482	35,943
Insurance payable	45,228	63,675
Contingent liabilities	65,840	64,040
Assumed liabilities of discontinued operations	-	204,608

Total Current Liabilities	1,420,789	1,190,737

LONG-TERM LIABILITIES:
Financing lease liability	124,726	136,116
Operating lease liability	167,022	176,893

Total Liabilities	1,712,537	1,503,746

Series E preferred stock; $0.0001 par value; 2,000 authorized; 1,000 issued and outstanding at December 31, 2020 and September 30, 2020	2,000,000	2,000,000

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value; 26,667 authorized; Series A Preferred stock: $0.0001 par value; 1,333 shares authorized; 667 issued and outstanding at December 31, 2020 and September 30, 2020	-	-
Series C-1 Preferred stock: $0.0001 par value; 3,000 shares authorized; 2,966 issued and outstanding at December 31, 2020 and September 30, 2020	-	-
Series C-2 Preferred stock: $0.0001 par value; 6,000 shares authorized; 4,917 issued and outstanding at December 31, 2020 and September 30, 2020	-	-
Series D-1 Preferred stock: $0.0001 par value; 1,000 shares authorized; nil issued and outstanding at December 31, 2020 and September 30, 2020	-	-
Series D-2 Preferred stock: $0.0001 par value; 4,360 shares authorized; nil issued and outstanding at December 31, 2020 and September 30, 2020	-	-
Common stock: $0.0001 par value, 12,000,000,000 shares authorized; 5,124,164,690 issued and outstanding at December 31, 2020 and September 30, 2020	512,416	512,416
Additional paid-in capital	42,368,077	42,367,577
Accumulated deficit	(44,647,582)	(43,187,588)

Total Stockholders’ Deficit	(1,767,089)	(307,595)

Total Liabilities and Stockholders’ Deficit	$1,945,448	$3,196,151

See accompanying notes to the unaudited condensed consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	December 31,
	2020	2019

REVENUES, NET	$9,790	$-

COST OF REVENUE	1,603	-

GROSS PROFIT	8,187	-

OPERATING EXPENSES:
Professional fees	197,254	91,333
Consulting fee - related party	-	45,250
Compensation expense	590,175	215,766
Licensing fees	30,172	13,320
General and administrative expenses	803,139	162,600

Total Operating Expenses	1,620,740	528,269

LOSS FROM OPERATIONS	(1,612,553)	(528,269)

OTHER INCOME (EXPENSE):
Interest expense	(8,730)	(8,203)
Gain on debt extinguishment, net	227,294	-
Unrealized loss on marketable securities	(3,100)	(4,900)
Unrealized loss on exchange rate	(22,686)	-

Total Other Income (Expense), net	192,778	(13,103)

NET LOSS	(1,419,775)	(541,372)

Series E preferred stock dividend	(40,219)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,459,994)	$(541,372)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.00)	$-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	5,124,164,620	-

See accompanying notes to the unaudited condensed consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020

(UNAUDITED)

	Preferred Stock						Common Stock
	Series A # of Shares	Series C-1 # of Shares	Series C-2 # of Shares	Series D-1 # of Shares	Series D-2 # of Shares	Amount	# of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance at September 30, 2020	667	2,966	4,917	-	-	$-	5,124,164,690	$512,416	$42,367,577	$(43,187,588)	$(307,595)

Adjustment related to Series A preferred prior period redemption payment	-	-	-	-	-	-	-	-	500	-	500

Series E preferred stock dividend	-	-	-	-	-	-	-	-	-	(40,219)	(40,219)

Net loss	-	-	-	-	-	-	-	-	-	(1,419,775)	(1,419,775)

Balance at December 31, 2020	667	2,966	4,917	-	-	$-	5,124,164,690	$512,416	$42,368,077	$(44,647,582)	$(1,767,089)

See accompanying notes to the unaudited condensed consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2019

(UNAUDITED)

	Preferred Stock						Common Stock
	Series A # of Shares	Series C-1 # of Shares	Series C-2 # of Shares	Series D-1 # of Shares	Series D-2 # of Shares	Amount	# of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance at September 30, 2019	-	-	-	992	-	$-	-	$-	$37,378,841	$(38,011,201)	$(632,360)

Preferred stock issued for cash	-	-	-	6	-	-	-	-	2,200,000	-	2,200,000

Preferred stock issued upon debt conversions	-	-	-	-	-	-	-	-	217,215	-	217,215

Preferred stock issued upon conversion of accounts payable and accrued liabilities	-	-	-	1	-	-	-	-	299,154	-	299,154

Net loss	-	-	-	-	-	-	-	-	-	(541,372)	(541,372)

Balance at December 31, 2019	-	-	-	999	-	$-	-	$-	$40,095,210	$(38,552,573)	$1,542,637

See accompanying notes to the unaudited condensed consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	December 31,
	2020	2019

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(1,419,775)	$(541,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	45,645	17,657
Lease cost	658	-
Gain on debt extinguishment, net	(227,294)	-
Unrealized loss on exchange rate	22,686	-
Unrealized loss on marketable securities	3,100	4,900
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(34,922)	(44,820)
Laboratory supplies	71,335	-
Accounts payable	232,992	(66,623)
Accrued liabilities and other liabilities	27,215	(50,431)
Deferred revenue	131,387	-

NET CASH USED IN OPERATING ACTIVITIES	(1,146,973)	(680,689)

CASH FLOWS FROM INVESTING ACTIVITIES
Adjustment related to Series A preferred prior period redemption payment	500	-
Purchase of property and equipment	(88,712)	(323,717)

NET CASH USED IN INVESTING ACTIVITIES	(88,212)	(323,717)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock	-	2,200,000
Repayment of related party advances, net	-	(20,000)
Repayment of convertible debt	-	(24,759)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	2,155,241

NET CHANGE IN CASH	(1,235,185)	1,150,835

CASH, beginning of the period	1,779,283	560,407

CASH, end of the period	$544,098	$1,711,242

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Preferred stock issued upon debt conversions	$-	$217,215
Preferred stock issued upon conversion of accounts payable and accrued liabilities	$-	$299,154

See accompanying notes to the unaudited condensed consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Theralink Technologies, Inc., formerly OncBioMune Pharmaceuticals, Inc. (the “Company”), was a clinical-stage biopharmaceutical company engaged in the development of novel cancer immunotherapy products, with a proprietary vaccine technology. On June 5, 2020, the Company acquired the assets (the “Asset Sale Transaction”) of Avant Diagnostics, Inc., a Nevada corporation established in 2009 (“Avant”) pursuant to the Asset Purchase Agreement dated May 12, 2020, between the Company and Avant (the “Asset Purchase Agreement”). Avant is a commercial-stage precision medicine and molecular data-generating company that focuses on the development and commercialization of a series of patented, proprietary data-generating assays that may provide important actionable information for physicians and patients, as well as biopharmaceutical companies, in the areas of oncology.

Pursuant to the Asset Purchase Agreement, the Company acquired substantially all of the assets of Avant and assumed certain of its liabilities. Upon the terms and subject to the conditions of the Asset Purchase Agreement, Avant sold to the Company, all of Avant’s title and interest in all the assets, properties and rights of every kind and nature, whether real, personal or mixed, tangible or intangible (including goodwill), wherever located and whether existing or hereafter acquired, except for the specific excluded assets, which relate to, or are used or held for use in connection with, Avant’s business. The Company also hired Avant’s employees upon consummation of the Asset Sale Transaction. As consideration for the Asset Sale Transaction, the Company issued to Avant 1,000 shares of a newly created Series D-1 Preferred Stock which held 54.55% of all voting rights on an as-converted basis with the common stock. Upon the effectiveness of an increase of the Company’s authorized shares of common stock from 6,666,667 shares to 12,000,000,000 shares, all such shares of Series D-1 Preferred Stock issued to Avant automatically converted into 5,081,550,620 shares of the Company’s common stock. Avant possessed majority voting control of the Company immediately following the Asset Sale Transaction and controlled the Company’s Board of Directors after the termination of the ten-day waiting period required by Rule 14f-1 under the Exchange Act. Accordingly, the Asset Sale Transaction was accounted for, in substance, as an asset acquisition of the Company’s net asset by Avant and a recapitalization of Avant. Avant is considered the historical registrant and the historical operations presented are those of Avant since Avant obtained 54.55% majority voting control of the Company (see Note 3). All share and per share data in the accompanying consolidated financial statements and footnotes has been retrospectively adjusted for the recapitalization.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information, which present the consolidated financial statements of the Company and its wholly-owned inactive subsidiaries, OncBioMune, Inc. and OncBioMune Sub, Inc. as of December 31, 2020. All intercompany accounts and transactions have been eliminated in consolidation. The interim condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the audited financial statements of the Form 10-K filed on September 27, 2021. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments and non-recurring adjustments) have been made for the fair presentation of the financial statement. The results for the interim period are not necessarily indicative of the results to be expected for the year ending September 30, 2021.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had net loss and net cash used in operations of $1,419,775 and $1,146,973, respectively, for the three months ended December 31, 2020. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $44,647,582, $1,767,089 and $621,266 at December 31, 2020. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

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

Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the three months ended December 31, 2020 and year ended September 30, 2020 include, but are not necessarily limited to, the valuation of assets and liabilities of discontinued operations, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of right-of-use (“ROU”) assets and lease liabilities, assumptions used in assessing impairment of long-lived assets, allowances for accounts receivable, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2020. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

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

The Company maintains its cash in banks and financial institutions that at times may exceed federally insured limits. There were cash balances in excess of FDIC insured levels of $294,098 and $1,538,951 as of December 31, 2020 and September 30, 2020, respectively. The Company has not experienced any losses in such accounts through December 31, 2020.

Prepaid Assets

Prepaid assets are carried at amortized cost. Significant prepaid assets as of December 31, 2020, and September 30, 2020 include, but are not necessarily limited to, prepaid insurance, prepaid consulting fees, prepaid equipment maintenance fees and retainers for professional services.

Laboratory Supplies

Laboratory supplies are normally consumed within a year from purchase and any unused laboratory supplies are classified as current asset and reflected in the accompanying condensed consolidated balance sheet as laboratory supplies.

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

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

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

Concentrations

Concentration of Revenues

For the three months ended December 31, 2020, the Company generated total revenue of $9,790 from one customer. For the three months ended December 31, 2019, the Company did not have any revenue.

Concentration of Deferred Revenue

As of December 31, 2020, the Company had deferred revenue of $131,387 of which 89% and 11% were from two of the Company’s customers. As of September 30, 2020, the Company did not have any deferred revenue.

Basic and Diluted Loss Per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of December 31, 2020 and 2019 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	December 31,
	2020	2019
Stock warrants	856,674,588	—
Series C-1 preferred stock	445,301,289	—
Series C-2 preferred stock	733,542,619	—
Series D-1 preferred stock	—	378,764,177
Series E preferred stock	533,333,333	—
	2,568,851,829	378,764,177

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2020, and September 30, 2020, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2020.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and; (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for short-term leases that have a term of 12 months or less.

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
3.	Add information on which party controls the conversion rights

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

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

NOTE 3 – ASSET SALE AND RECAPITALIZATION TRANSACTION

Avant provided personalized medical data through its Theralink assays, initially for breast cancer, to assist the treating physicians in a data-driven process for treatment decision support and to help enable predictive biomarker-based patient therapy selection. Avant was a developer of phosphoproteomic technologies for measuring the activation state of therapeutic targets and signaling pathways, a key metric for biopharmaceuticals, with applications across multiple cancer types, including breast, non-small cell lung, gastrointestinal (“GI”), gynecologic and pancreatic, among others.

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

On June 5, 2020, pursuant to the Asset Purchase Agreement, the Company: (i) entered into an employment agreement with Dr. Michael Ruxin to serve as the Company’s Chief Executive Officer, President and a director (see Note 10); (ii) entered into an employment agreement with Jeffery Busch to serve as the Company’s Chairman of the Board of Directors (see Note 10): and (iii) appointed Yvonne Fors to its Board of Directors.

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

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

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

The functional currency of the former subsidiaries which operated in Mexico is the Mexican Peso (“Peso”). The assumed liabilities of discontinued operations were translated to U.S. dollars using period end rates of exchange for liabilities. Net gains and losses resulting from foreign exchange transactions are reflected as unrealized gain (loss) on exchange rate in the consolidated statements of operations and is a non-cash loss. As a result of foreign currency translations, which are a non-cash adjustment, the Company reported an unrealized (loss) on exchange rate of $(22,686) during the three months ended December 31, 2020.

During the three months ended December 31, 2020, $227,294 of the assumed liabilities of discontinued operations were written-off, in accordance with ASC 405-20-40-1b, and were recorded as a gain on debt extinguishment on the accompanying condensed consolidated statement of operations.

NOTE 4 – MARKETABLE SECURITIES

During the fiscal year ended 2017, the Company acquired 1,000,000 shares of common stock of Amarantus BioScience Holdings, Inc. (“AMBS”) with a fair value of $40,980. The AMBS common stock is recorded as marketable securities in the accompanying condensed consolidated balance sheets and its fair value is adjusted every reporting period and the change in fair value is recorded in the condensed consolidated statements of operations as unrealized gain or (loss) on marketable securities. During the three months ended December 31, 2020, the Company recorded $3,100 of unrealized loss on marketable securities. As of December 31, 2020 and September 30, 2020, the fair value of these shares were $8,000 and $11,100, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and once placed in service, are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease terms. Fixed assets consist of the following:

	Estimated Useful Life in Years	December 31, 2020	September 30, 2020
		(Unaudited)
Laboratory equipment	5	$470,158	$404,628
Furniture	5	24,567	13,367
Leasehold improvements	5	347,809	347,809
Computer equipment	3	54,960	53,060
		897,494	818,864
Less accumulated depreciation		(108,095)	(74,042)
Property and equipment, net		$789,399	$744,822

For the three months ended December 31, 2020, depreciation expense related to property and equipment amounted to $34,053.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

NOTE 6 – NOTES PAYABLE

In September 2017, the Company entered into a loan agreement with a third-party investor (the “Loan”). Pursuant to the loan agreement, the Company borrowed the principal amount of $1,000. The Loan bears an annual interest rate of 33.3%, is unsecured and in default due to non-payment of the balance pursuant to the repayment terms. As of December 31, 2020, the loan had principal and accrued interest balances of $1,000 and $1,106, respectively.

NOTE 7 – LEASE LIABILITIES AND RIGHT OF USE ASSETS

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

The significant assumption used to determine the present value of the financing lease payables with a discount rate which ranged from between 8% and 15% based on the Company’s estimated effective rate pursuant to the financing agreements.

Financing lease right-of-use (“Financing ROU”) assets is summarized below:

	December 31, 2020	September 30, 2020
	(Unaudited)
Financing ROU assets	$231,841	$231,841
Less accumulated depreciation	(85,742)	(74,150)
Balance of Financing ROU assets	$146,099	$157,691

For the three months ended December 31, 2020, depreciation expense related to Financing ROU assets amounted to $11,592.

Financing lease liability related to the Financing ROU assets is summarized below:

	December 31, 2020	September 30, 2020
	(Unaudited)
Financing lease payables for equipment	$231,841	$231,841
Total financing lease payables	231,841	231,841
Payments of financing lease liabilities	(63,573)	(53,491)
Total	168,268	178,350
Less: short term portion	(43,542)	(42,234)
Long term portion	$124,726	$136,116

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

Future minimum lease payments under the financing lease agreements at December 31, 2020 are as follows:

Years ending September 30,	Amount
2021	$45,951
2022	61,266
2023	53,787
2024	40,875
2025	4,185
Total minimum financing lease payments	206,064
Less: discount to fair value	(37,796)
Total financing lease liability at December 31, 2020	$168,268

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

For the three months ended December 31, 2020, lease costs amounted to $14,634 which included base lease costs of $8,332 and other expenses of $6,302, all of which were expensed during the period and included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability was a discount rate of 12% which was based on the Company’s estimated incremental borrowing rate.

Operating right-of-use (“Operating ROU”) asset is summarized below:

	December 31, 2020	September 30, 2020
	(Unaudited)
Operating office lease	$231,337	$231,337
Less accumulated reduction	(34,124)	(25,134)
Balance of Operating ROU asset	$197,213	$206,203

Operating lease liability related to the Operating ROU asset is summarized below:

	December 31, 2020	September 30, 2020
	(Unaudited)
Operating office lease	$231,337	$231,337
Total operating lease liability	231,337	231,337
Reduction of operating lease liability	(26,833)	(18,501)
Total	204,504	212,836
Less: short term portion	(37,482)	(35,943)
Long term portion	$167,022	$176,893

Future base lease payments under the non-cancellable operating lease at December 31, 2020 are as follows:

Years ending September 30,	Amount
2021	$44,942
2022	61,382
2023	63,236
2024	65,137
2025	27,474
Total minimum non-cancellable operating lease payments	262,171
Less: discount to fair value	(57,667)
Total operating lease liability at December 31, 2020	$204,504

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

NOTE 8 – RELATED-PARTY TRANSACTIONS

During the three months ended December 31, 2019, the Company repaid $20,000 of outstanding advances to Dr. Ruxin.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Shares Authorized

On September 22, 2020, the Company filed with the Nevada Secretary of State an amendment to its Certificate of Incorporation to change its name from “OncBioMune Pharmaceutical, Inc.” to “Theralink Technologies, Inc.” and increase its authorized shares of common stock from 6,666,667 shares of common stock at $0.0001 per share par value to 12,000,000,000 shares of common stock at $0.0001 per share par value, effective September 24, 2020.

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

●	During the three months ended December 31, 2019, the Company issued an aggregate of 1 share of D-1 Preferred Stock in exchange for the settlement of certain accrued compensation and the conversion of debt valued at $299,154.

●	During the three months ended December 31, 2019, the Company sold 6 shares of D-1 Preferred Stock for net proceeds of $2,200,000.

As of December 31, 2020 and September 30, 2020, the Company had no shares of Series D-1 Preferred Stock issued and outstanding.

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

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

●	Holders of shares of Series E Preferred Stock are entitled to dividends or distributions on each share on an “as converted” into common stock basis, if, as and when declared from time to time by the Board of Directors.

●	Each share of Series E Preferred Stock is convertible into shares of common stock any time after the initial issuance date at the Conversion Price which is the lesser of: (i) $0.00375 or (ii) 75% of the average closing price of the common stock during the prior five trading days on the principal market, subject to adjustment as provided in the Series E Certificate of Designation including a price protection provision for offerings below the conversion price. Provided, however, the Conversion Price shall never be less than $0.0021. The number of shares of common stock issuable upon conversion shall be determined by multiplying the number of outstanding shares by the stated value per share of $2,000 plus accrued dividends and dividing that number by the Conversion Price.

●	In connection with, (i) a Change of Control of the Corporation or (ii) on the closing of, a Qualified Public Offering by the Corporation, all of the outstanding shares of Series E (including any fraction of a share) shall automatically convert into an aggregate number of shares of Common Stock (including any fraction of a share) by multiplying the number of outstanding shares by the stated value per share of $2,000 plus accrued dividends and dividing that number (including any fraction of a share) by the lesser of: (i) $0.00375 or (ii) 75% of the average closing price of the common stock during the prior five trading days on the principle market. However, the conversion price shall never be less than $0.0021. If a closing of a Change of Control transaction or a Qualified Public Offering occurs, such automatic conversion of all of the outstanding shares of Series E shall be deemed to have been converted into shares of Common Stock immediately prior to the closing of such transaction or Qualified Public Offering.

●	In the event the Company issues or sells any securities including options or convertible securities, except for any Exempt Issuance (as defined in the Series E Certificate of Designation), at a price, an exercise price or conversion price of less than the conversion price, then upon such issuance or sale, the Series E Preferred Stock conversion price shall be reduced to the sale price, the exercise price or the conversion price of the securities sold.

●	Holders of Series E Preferred Stock have no voting rights.

●	Shares of Series E Preferred Stock are redeemable, at the option of the holder, in the event that the Company is prohibited from issuing shares of common stock to a holder upon any conversion due to insufficient shares of common stock available (“Authorized Failure Shares”).

During the three months ended December 31, 2020, the Company also recorded dividends related to the Series E Preferred Stock in the amount of $40,219. As of December 31, 2020 and September 30, 2020, the dividend payable balances were $46,339 and $6,120, respectively. These balances are reflected in the accompanying condensed consolidated balance sheet in accrued liabilities

As of December 31, 2020 and September 30, 2020, the Company had 1,000 shares of Series E Preferred Stock issued and outstanding with stated value of $2,000,000, classified as temporary equity in the accompanying condensed consolidated balance sheets.

Common Stock

On September 24, 2020, the Company converted 1,000 shares of Series D-1 Preferred Stock into 5,081,550,620 shares of common stock.

On September 24, 2020, the Company converted 4,121.64 shares of Series D-2 Preferred Stock into 41,216,000 shares of common stock.

As of December 31, 2020 and September 30, 2020, the Company had 5,124,164,690 shares of common stock outstanding.

Stock options

Effective February 18, 2011, the Company’s Board of Directors (“Board”) adopted and approved the 2011 stock option plan. A total of 57 options to acquire shares of the Company’s common stock were authorized under the 2011 stock option plan. During each twelve-month period thereafter, our board of directors is authorized to increase the number of options authorized under this plan by up to 14 shares. No options were granted under the 2011 stock option plan as of December 31, 2020.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

On April 28, 2020, the Board approved the 2020 Equity Incentive Plan (the “Plan”), as amended on May 29, 2020. The Plan shall be effective upon approval by the Stockholders which shall be within twelve (12) months after the approval of the Board. No Incentive Stock Option shall be exercised unless and until the Plan has been approved by the Stockholders. Upon the effective date of the Plan and the effectiveness of the authorized share increase, which occurred on September 24, 2020, 3,043,638,781 shares of the Company’s common stock were reserved for issuance under the Plan (the “Reserved Share Amount”), subject to the adjustments described in the Plan, and such Reserved Share Amount, when issued in accordance with the Plan, shall be validly issued, fully paid, and non-assessable. Pursuant to the Plan, the option price of each incentive stock option (except those that constitute substitute awards under the Plan) shall be at least the fair market value of a share of common stock on the respective grant date; provided, however, that in the event that a grantee is a ten-percent stockholder as of the grant date, the option price of an incentive stock option shall be not less than 110% of the fair market value of a share on the grant date. As of December 31, 2020, the 2020 Equity Incentive Plan has not yet been approved by the shareholders and the Company had no options issued and outstanding (see Note 10).

Warrants

On June 5, 2020, in connection with the Asset Sale Transaction and recapitalization, the company issued 656,674,588 new warrants to the same subscriber in exchange for the previously issued warrants. The new warrants are exercisable immediately at an exercise price of $0.00214 and expire on November 27, 2024.

On June 5, 2020, in connection with the Asset Sale Transaction and the recapitalization transaction, the Company is deemed to have issued 200,000,000 warrants to two investors. The warrants are not exercisable until sixty (60) days after the Company effectuates a reverse stock split and the Company achieves and maintains a Market Capitalization of $50,000,000 for thirty (30) consecutive days at an exercise price of $0.0025 and expires on September 5, 2025.

Warrants activities for the three months ended December 31, 2020 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (Years)	Value
Balance Outstanding at September 30, 2020	856,674,588	$0.002	4.59	$—
Granted	—	—	—	—
Balance Outstanding at December 31, 2020	856,674,588	$0.002	4.09	$—

Exercisable at December 31, 2020	656,674,588	$0.002	4.09	$—

As of December 31, 2020 and September 30, 2020, the Company had 856,674,588 warrants issued and outstanding.

NOTE 10 – COMMITMENT AND CONTINGENCIES

Employment Agreements

Michael Ruxin, M.D.

On June 5, 2020, the Company and Dr. Michael Ruxin entered into an employment agreement (the “Ruxin Employment Agreement”) for Dr. Ruxin to serve as the Company’s Chief Executive Officer, President and a director (see Note 3).

The Ruxin Employment Agreement provides that Dr. Ruxin will be employed for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Dr. Ruxin will be entitled to receive an annual base salary of $300,000 and will be eligible for an annual discretionary bonus of 150% of such base salary. In the Ruxin Employment Agreement, Dr. Ruxin is also promised, subject to the approval of the Board or a committee thereof, and under the 2020 Equity Incentive Plan (i) a one-time grant of 49,047,059 Restricted Stock Units (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of Common Stock, both of which will be subject to the terms and conditions of the applicable award agreements when executed. Dr. Ruxin is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As of December 31, 2020, the RSUs and options have not yet been granted or issued since the Board has not yet approved the grants and the 2020 Equity Incentive Plan has not been approved by the shareholders. Further, the board and Dr. Ruxin have not yet agreed on the terms of the options.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

Dr. Ruxin is an “at-will” employee and his employment may be terminated by the Company at any time, with or without cause. In the event Dr. Ruxin’s employment is terminated by the Company without Cause (as defined in the Ruxin Agreement), with Good Reason (as defined in the Ruxin Agreement) or as a result of a non-renewal of the term of employment under the Ruxin Agreement, Dr. Ruxin shall be entitled to receive the sum of (I) the Severance Multiple (as defined below), multiplied by his base salary immediately prior to such termination and (II) a pro-rata portion of his bonus for the year in which such termination occurs equal to (a) his bonus for the most recently completed calendar year (if any), multiplied by (b) a fraction, the numerator of which is the number of days that have elapsed from the beginning of such calendar year through the date of termination and the denominator of which is the total number of days in such calendar year. “Severance Multiple” shall mean 3.0; provided, however, that if the date of termination occurs on or at any time during the twelve (12)-month period following a Change in Control, the Severance Multiple shall mean 4.0. In addition, the Company shall accelerate the vesting of any outstanding, unvested equity awards granted to Dr. Ruxin prior to the date of termination. Dr. Ruxin shall be entitled to reimbursement of any COBRA payment made during the 18-month period following the date of termination.

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

The Busch Employment Agreement provides that Mr. Busch will be employed for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Mr. Busch will be entitled to receive an annual base salary of $60,000 and will be eligible for an annual discretionary bonus. In the Busch Employment Agreement, Mr. Busch is also promised, subject to the approval of the Board or committee thereof, and under the 2020 Equity Incentive Plan (i) a one-time grant of 49,047,059 Restricted Stock (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of Common Stock, both of which will be subject to the terms and conditions of the applicable award agreements when executed. Mr. Busch is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As of December 31, 2020, the RSUs and options have not yet been granted or issued since the Board has not yet approved the grants and the 2020 Equity Incentive Plan has not been approved by the shareholders. Further, the board and Mr. Busch have not yet agreed on the terms of the options. As of December 31, 2020 and September 30, 2020, the Company has accrued director compensation of $87,500 and $72,500, respectively.

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

Thomas E. Chilcott, III

On September 24, 2020, the Company appointed Thomas E. Chilcott, III, to serve as the Chief Financial Officer. The Company entered into an offer letter with Mr. Chilcott which provides that his base salary will be $225,000 per year and that he will be eligible to receive the following bonuses: $5,000 if the Company’s next Annual Report on Form 10-K is filed on or prior to December 12, 2020; $5,000 if the Company files a registration statement on Form S-1 on or prior to January 15, 2021; $5,000 if the Company completes a capital raise of at least $3,000,000 on or prior to Apri1 15, 2021; $20,000 if the Company completes a capital raise of at least $10,000,000 on or prior to September 30, 2021; and $15,000 if the Company successfully lists on the Nasdaq stock market on or before December 31, 2021. Mr. Chilcott is entitled to participate in all medical and other benefits that the Company has established for its employees. The offer letter also provides that Mr. Chilcott will be granted an option to purchase up to 94,545,096 shares of the Company’s common stock subject to terms including exercise price to be set by the Board of Directors of the Company. As of December 31, 2020, no bonus was due and no options have been granted to Mr. Chilcott.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

Consulting Agreements

On July 5, 2020, the Company and a consultant entered into a Scientific Advisory Board Service Agreement (the “Advisory Agreement”) which provides for; (i) $2,000 monthly compensation; (ii) 88,786,943 stock options under the 2020 Equity Incentive Plan and; (iii) $1,500 per day for any special project requiring more than six hours of advisory service in a single day performed upon a written request from the Company. Either party may terminate the Advisory Agreement at any time upon ten days written notice to the other party unless either party neglects or fails to perform its obligations under the Advisory Agreement then the termination notice shall be effective upon receipt of the same. As of December 31, 2020, the Company and the consultants have not agreed on the terms of the 88,786,943 stock options and therefore these stock options are not considered granted by the Company. Further, as of December 31, 2020, the 2020 Equity Incentive Plan has not yet been approved by the shareholders.

On July 5, 2020, the Company and a consultant entered into a Pathology Advisory Board Service Agreement (the “Advisory Agreement”) which provides for; (i) $272 monthly compensation; (ii) 77,972,192 stock options under the 2020 Equity Incentive Plan and; (iii) $1,500 per day for any special project requiring more than six hours of advisory service in a single day performed upon a written request from the Company. Either party may terminate the Advisory Agreement at any time upon ten days written notice to the other party unless either party neglects or fails to perform its obligations under the Advisory Agreement then the termination notice shall be effective upon receipt of the same. As of December 31, 2020, the Company and the consultants have not agreed on the terms of the 77,972,192 stock options and therefore these stock options are not considered granted by the Company. Further, as of December 31, 2020, the 2020 Equity Incentive Plan has not yet been approved by the shareholders.

License Agreements

GMU License Agreement

In September 2006, the Company entered into an exclusive license agreement (“License Agreement”) with George Mason Intellectual Properties, a non-profit corporation formed for the benefit of George Mason University (“GMU”) which: (1) grants an exclusive worldwide license, with the right to grant sublicenses, under the licensed inventions to make, have made, import, use, market, offer for sale and sell products designed, manufactured, used and/or marketed for all fields and for all uses, subject to the exclusions as defined in the License Agreement; (2) grants an exclusive option to license past, existing, or future inventions in the Company’s field, from inventors that are obligated to assign to GMU and who have signed a memorandum of understanding acknowledging that developed intellectual property will be offered, subject to the exclusions as defined in the License Agreement; (3) the license and option granted specifically excludes biomarkers for lung, ovarian, and breast cancers in a diagnostic field of use and GMU inventions developed using materials obtained from third parties under agreements granting rights to inventions made using said materials and; (4) grants right to assign or otherwise transfer the license so long as such assignment or transfer is accompanied by a change of control transaction and GMU is given 14 days prior notice. In addition, the Company is required to make an annual payment of $50,000 to GMU as well as pay GMU a quarterly royalty equal to the net revenue multiplied by one and one-half percent (1.5%), due on a quarterly basis or a quarterly sublicense royalty equal to the net revenue multiplied by fifteen percent (15%). Further, the Company has the right of first refusal for all technology associated with RPPA technology from GMU. As of December 31, 2020 and September 30, 2020, the Company has accrued royalty fees of $848 and $832, respectively, reflected in the accompanying condensed consolidated balance sheet in accrued liabilities.

NIH License Agreement

In March 2018, the Company entered into two license agreements (“License Agreements”) with the National Institutes of Health (“NIH”) which grants the Company an exclusive and a nonexclusive United States license for certain patents. Pursuant to the License Agreements, the Company is required to make an annual payment of $6,000 to the NIH as well as pay the NIH a royalty equal to the net sales multiplied by three percent (3.0%) every June 30th and December 31st. Commencing on January 1st of the year following the year of the first commercial sale, the Company is subject to a non-refundable minimum annual royalty of $5,000. In addition, a sublicense royalty equal to the net revenue multiplied by ten percent (10%) will be payable upon sublicensing. As of December 31, 2020 and September 30, 2020, the Company has accrued royalty fees of $21,080 and $19,834, respectively, reflected in the accompanying condensed consolidated balance sheet in accrued liabilities.

Employee Incentive Stock Options

In June 2020, in connection with the Asset Sale Transaction (see Note 3), the Company planned to issue approximately 1.8 billion stock options to employees, which include options in the employment agreements discussed above. As of December 31, 2020, these stock options had not yet been granted by the Company.

Lease

In December 2019, the Company entered into an agreement to lease its corporate and laboratory facility in Golden, Colorado. The lease is for a period of 60 months, with an option to extend, commencing in February 2020 and expiring in February 2025 (see Note 7).

Other Contingencies

Pursuant to ASC 450-20 - Loss Contingencies, liabilities for contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of December 31, 2020 and September 30, 2020, the Company recorded a contingent liability of $65,840 and $64,040, respectively, resulting from certain liabilities of Avant prior to the asset sale and recapitalization transaction (see Note 3). The contingent liabilities consisted of two notes payables with a total outstanding principal balance of $40,000 as of December 31, 2020 and September 30, 2020 and accrued interest payable of $25,840 and $24,040 as of December 31, 2020 and September 30, 2020, respectively.

NOTE 11 – SUBSEQUENT EVENTS

Sale of Common Stock

From February 16, 2021 through April 14, 2021, the Company, entered into Subscription Agreements with fourteen accredited investors to sell, in a private placement, an aggregate of 431,309,904 shares of its common stock, par value $0.0001 per share, at a purchase price of $0.00313 per share for an aggregate purchase price of $1,350,000. The shares of commons stock sold by the Company under these Subscription Agreements were in reliance upon an exemption from the registration requirements of the Act afforded by Section 4(a)(2) of the Act and/or Rule 506 of Regulation D thereunder. The private placements were made directly by the Company and no underwriter or placement agent was engaged by the Company. The Company did not engage in general solicitation or advertising and did not offer securities to the public in connection with this offering. The common stock has not yet been issued as of the date of this report the as the Company is unable to issue shares of common stock until it is current with all its SEC reporting requirements.

Note Agreements

On April 26, 2021, the Company entered into a Promissory Note Agreement (the “Note”) with Jeffrey Busch who serves as a member of the Board of Directors (“Lender”) for a principal amount of $100,000. The Company received proceeds of $100,000. The Note bears an annual interest rate of 1%, matures on April 1, 2022 and can be prepaid in whole or in part without penalty. Pursuant to the Note, the Company has 90-day grace period following the maturity date after which the Lender shall charge a late payment fee equal to 1% of the outstanding principal balance and cost of collection, including legal fees.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

On May 12, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an affiliated investor (the “Investor”) to purchase a convertible note (the “Note”) and accompanying warrant (the “Warrant”) for an aggregate investment amount of $1,000,000. The Note has a principal value of $1,000,000 and bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Note)) and shall mature on May 12, 2026 (the “Maturity Date”). The Company received the proceeds in three tranches with the first tranche of $333,334 received in May 2021, the second tranche of $333,333 received in June 2021 and the third tranche of $333,333 received in July 2021. The Note is convertible at any time into shares of the Company’s common stock at a conversion price equal to $0.00313 per share for any amount of principal and accrued interest remaining outstanding (subject to adjustment as provided therein). The Note had a beneficial conversion feature in the amount of $15,800 which was recorded as debt discount to be amortized over the life of the Note. The Company may prepay the Note at any time in an amount equal to 110% of the outstanding principal balance and accrued interest. In connection with the Note, the Investor was issued a Warrant to purchase up to 63,897,764 shares of common stock at an exercise price of $0.00313 per share (subject to adjustment as provided therein) until May 12, 2026. The Warrants are exercisable for cash at any time. The 63,897,764 stock warrants were valued at $984,200 using the relative fair value method which was recorded as a debt discount to be amortized over the life of the Note. In connection with the Company’s obligations under the Note, the Company entered into a security agreement (the “Security Agreement”) with Ashton Capital Corporation as agent, pursuant to which the Company granted a lien on certain pieces of laboratory equipment of the Company (the “Collateral”), for the benefit of the Investor, to secure the Company’s obligations under the Note. Upon an Event of Default (as defined in the Notes), the Investor may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral.

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

Certificate of Designation of Series F Preferred Stock

On July 30, 2021, the Company filed a certificate of designation, preferences and rights of Series F Preferred Stock (the “Series F Certificate of Designation”), with the Nevada Secretary of State to designate 1,000 shares of its previously authorized preferred stock as Series F Preferred Stock, par value $0.0001 per share and a stated value of $2,000 per share. The Series F Certificate of Designation and its filing was approved by the Company’s board of directors without shareholder approval as provided for in the Company’s articles of incorporation and under Nevada law (see Note 1). The holders of shares of Series F Preferred Stock have the following preferences and rights:

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

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(UNAUDITED)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with our historical financial statements. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see Part II, Item 1A of this Quarterly Report on Form 10-Q, “Risk Factors,” and the risk factors included in our September 30, 2020, Annual Report on Form 10-K.

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

While some of these Orders were relaxed or lifted in different jurisdictions at various times during the three months ended December 31, 2020, the overall impact of COVID-19 continues to have an adverse impact on business activities around the world. There is no assurance that Orders that were previously relaxed or lifted will not be reinstated as the spread of COVID-19 continues. For example, many jurisdictions have recently reinstated masking orders after test results have showed a resurgence of the pandemic. Resurgence of the pandemic in some markets has slowed the reopening process of businesses in those areas, including Europe where additional lockdowns have been recently reinstated. If COVID-19 infection trends continue to reverse and the pandemic intensifies and expands geographically, its negative impacts on our sales could be more prolonged and may become more severe. The long-term financial impact on our business cannot be reasonably estimated at this time.

Overview

Theralink is a commercial-stage precision medicine and molecular data-generating company that focuses on the development and commercialization of a series of patented, proprietary data-generating assays that may provide important actionable information for physicians and patients, as well as biopharmaceutical companies, in the areas of oncology. Our near-term goal is to commercialize the technology originally developed by Theranostics, a company whose assets we acquired in May 2016. The company differentiates itself by:

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

Our plan of operation over the next 12 months is to:

●	Continue to validate the Theralink cancer biomarker technology under CAP/CLIA standards to provide personalized medicine regarding treatment options for biopharmaceutical companies, clinical oncologists and their cancer patients;
●	Grow revenue generated from pharmaceutical companies.
●	Complete partnerships with pharmaceutical companies to perform oncology-related data-generating testing services to create revenue; and
●	Continue to seek financing to grow the company.

Results of Operations

Comparison for Three Months Ended December 31, 2020 and 2019

Revenue

●	For the three months ended December 31, 2020 and 2019, total revenue was $9,790 and $0, respectively, an increase of $9,790 or 100%. The increase was primarily attributable to services performed under research and development contracts for pharmaceutical companies during the three months ended December 31, 2020.

Costs of Revenues

●	For the three months ended December 31, 2020 and 2019, cost of revenue was $1,603 and $0, respectively, an increase of $1,603 or 100%. The increase was primarily attributable to the increase in revenue discussed above.

Gross Profit

●	For the three months ended December 31, 2020 and 2019, gross margin was $8,187 and $0, respectively, an increase of $8,187 or 100%. The increase was primarily attributable to the increase in revenue and cost of revenue discussed above.

Operating Expenses

For the three months ended December 31, 2020 expenses from operations amounted to $1,620,740 as compared to $528,269 for the three months ended December 31, 2019, an increase of $1,092,471, or 207%.

For the three months ended December 31, 2020 and 2019, operating expenses consisted of the following:

	Three Months Ended December 31,
	2020	2019
Professional fees	$197,254	$91,333
Consulting fee - related party	—	45,250
Compensation expense	590,175	215,766
Licensing fees	30,172	13,320
General and administrative expenses	803,139	162,600
Total	$1,620,470	$528,269

Professional fees

●	For the three months ended December 31, 2020, professional fees increased by $105,921 or 116%, compared to the three months ended December 31, 2019. The increase was primarily attributable to an increase in accounting fees of $30,059, an increase in consulting fees of $52,547 and an increase in IT services of $22,814.

Consulting fee - related party

●	For the three months ended December 31, 2020, consulting fee - related party decreased by $45,250 or 100%, compared to the three months ended December 31, 2019. The decrease was the result of the Company terminating the consulting agreements with AVDX Investors Group, whose partner is on our board of directors, in May 2019 and International Infusion whose principal owner served as an officer of the Company in December 2019.

Compensation expense

●	For the three months ended December 31, 2020, compensation expense increased by $374,409 or 174%, as compared the three months ended December 31, 2019. The increase was attributable to an increase in administrative compensation and related expenses of $359,832 and an increase in employee benefits of $14,577 resulting from an increase of employees in 2021.

Licensing fees

●	For the three months ended December 31, 2020, licensing fees increased by $16,852 or 127%, as compared the three months ended December 31, 2019.

General and administrative expenses

●	For the three months ended December 31, 2020, general and administrative expenses increased by $640,539 or 394%, as compared to the three months ended December 31, 2019. The increase was primarily due to an increase in biological expenses of $109,455, an increase in repairs and maintenance of $21,106, an increase in sample analysis of $275,000, an increase in depreciation expense of $27,988, an increase in laboratory supplies of $172,958 and an increase in insurance expense of $28,939. The increase was a result of an increase in revenue producing activities in 2020.

Loss from Operations

●	For the three months ended December 31, 2020, the loss from operations amounted to $1,612,553 as compared to $528,269 for the three months ended December 31, 2019, an increase of $1,084,284, or 205%. The increase was primarily a result of greater operating expenses as discussed above.

Other Income (Expense)

●	For the three months ended December 31, 2020, we had total other income, net of $192,778 as compared to total other (expense), net of $(13,103) for the three months ended December 31, 2019, a positive change of $205,881 or 1,571%. This change was primarily due to an increase in interest expense of $527, an increase in unrealized loss on exchange rate of $22,686 offset by a decrease in unrealized loss on market securities of $1,800 and an increase in gain on debt extinguishment of $227,294.

Net Loss

●	For the three months ended December 31, 2020, net loss attributable to common stockholders amounted to $1,419,775, or $(0.00) per share (basic and diluted), compared to $541,372 for the three months ended December 31, 2019, an increase of $878,403 or 162%.

Preferred Stock Dividend

●	For the three months ended December 31, 2020, the Company recorded dividend on the Series E Preferred stock of $40,219.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $621,266 and cash of $544,098 as of December 31, 2020 and working capital of $877,234 and $1,779,283 of cash as of September 30, 2020.

	December 31, 2020	September 30, 2020	Change	Percentage Change
Working capital (deficit):
Total current assets	$799,523	$2,067,971	$(1,268,448)	61%
Total current liabilities	(1,420,789)	(1,190,737)	(230,052)	19%
Working capital (deficit):	$(621,266)	$877,234	$(1,498,500)	171%

The decrease in working capital was primarily attributed to the decrease in current assets of $(1,268,448) and the increase in current liabilities of $230,052.

Cash Flows

The following table sets forth a summary of changes in cash flows for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31,
	2020	2019
Net cash used in operating activities	$(1,146,973)	$(680,689)
Net cash used in investing activities	(88,212)	(323,717)
Net cash provided by financing activities	—	2,155,241
Net change in cash	$1,235,185	$1,150,835

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,146,973 for the three months ended December 31, 2020, as compared to $680,689 for the three months ended December 31, 2019, an increase of $466,284, or 69%.

●	Net cash used in operating activities for the three months ended December 31, 2020 primarily reflected our net loss of $1,419,775 adjusted for the add-back of non-cash items such as depreciation expense of $45,645, non-cash lease cost of $658, gain on debt extinguishment of $227,294, foreign currency transaction loss of $22,686, unrealized loss on marketable securities of $3,100 and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses and other current assets of $34,922, an increase in accounts payable of $232,992, an increase in accrued liabilities and other liabilities of $27,215, an increase in deferred revenue of $131,387 offset by a decrease of laboratory supplies of $71,335.

●	Net cash used in operating activities for the three months ended December 31, 2019, primarily reflected our net loss of $541,372 adjusted for the add-back of non-cash items such as depreciation expense of $17,657, unrealized loss on marketable securities of $4,900 and changes in operating assets and liabilities consisting primarily of an increase in prepaid expenses and other current assets of $44,820 offset by a decrease in accounts payable of $66,623 and a decrease in accrued liabilities and other liabilities of $50,431.

Net Cash Used in Investing Activities

Net cash used in investing activities was $88,212 for the three months ended December 31, 2020, as compared $323,717 for the three months ended December 31, 2019, a decrease of $235,505, or 73%.

●	Net cash used in investing activities for the three months ended December 31, 2020, resulted from the purchase of property and equipment of $88,712 offset by an adjustment related to a prior period redemption payment of $(500).

●	Net cash used in investing activities for the three months ended December 31, 2019, resulted from the purchase of property and equipment of $323,717.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0 for the three months ended December 31, 2020, as compared to $2,155,241 for the three months ended December 31, 2019, a decrease of $2,155,241, or 100%.

●	Net cash provided by financing activities for the three months ended December 31, 2019, consisted of proceeds from the sale of preferred stock of $2,200,000, offset by the repayment of convertible debt of $24,759 and repayment of a related party advance of $20,000.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had net loss and net cash used in operations of $1,419,775 and $1,146,973, respectively, for the three months ended December 31, 2020. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $44,647,582, $1,767,089 and $621,266, respectively at December 31, 2020. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the three months ended December 31, 2020 and year ended September 30, 2020 include, but are not necessarily limited to, the valuation of assets and liabilities of discontinued operations, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of right-of-use (“ROU”) assets and lease liabilities, assumptions used in assessing impairment of long-lived assets, allowances for accounts receivable , estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

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

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2020. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

On January 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and; (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether the Company obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether the Company has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for short-term leases that have a term of 12 months or less.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2020, our disclosure controls and procedures were not effective.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2020, our internal control over financial reporting was not effective.

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

The remediation efforts set out in (i) are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes.

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the quarter ended December 31, 2020 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 except for the following new risk:

The recent COVID-19 pandemic has negatively affected and will continue to negatively affect our business, financial condition and results of operations.

The public health crisis caused by the COVID-19 pandemic and the measures that have been taken or that may be taken in the future by governments, businesses, including us, and the public at large to limit COVID-19’s spread have had, and we expect will continue to materially negatively effect on our business, financial condition, and results of operation. The extent of the impact of the COVID-19 pandemic on our business and financial results will depend on numerous evolving factors that we are not able to accurately predict and which will vary by market, including the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken, or may be taken in the future, in response to the pandemic, and changes in consumer behavior in response to the pandemic, some of which may be more than just temporary.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation, as amended	10-Q	3.1	06/11/2021

3.2	Amended and Restated Bylaws	8-K	3.1	11/01/2013

3.3	Amendment to Certificate of Designation for Series C-1 Convertible Preferred Stock	10-Q	3.3	06/11/2021

3.4	Designation for Series E Convertible Preferred Stock	8-K	3.1	09/22/2020

3.5	Designation for Series F Convertible Preferred Stock	8-K	3.1	08/06/2021

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.				X

101.INS	XBRL INSTANCE DOCUMENT				X
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA				X
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				X
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				X
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE				X
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				X

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

