Form 10-Q
period 2021-03-31
THERALINK TECHNOLOGIES, INC.
filed 2021-09-27
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2021

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

MARCH 31, 2021

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

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed on September 27, 2021 with the Securities and Exchange Commission (“SEC”), particularly in the ‘Risk Factors” section of such report, that could cause results or events to differ materially from the forward-looking statements that we make herein. Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement should be relied upon. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. Forward-looking statements apply only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as otherwise required by applicable law.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$249,703	$1,779,283
Accounts receivable	56,527	-
Other receivable	19,807	15,000
Prepaid expenses and other current assets	153,318	191,253
Marketable securities	11,400	11,100
Laboratory supplies	16,422	71,335

Total Current Assets	507,177	2,067,971

OTHER ASSETS:
Property and equipment, net	754,627	744,822
Finance right-of-use assets, net	134,507	157,691
Operating right-of-use asset, net	187,970	206,203
Security deposits	15,408	19,464

Total Assets	$1,599,689	$3,196,151

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$640,224	$617,218
Accrued liabilities	87,084	56,728
Accrued compensation	92,997	32,791
Accrued director compensation	102,500	72,500
Deferred revenue	146,025	-
Notes payable - current	1,000	1,000
Financing lease liability - current	44,892	42,234
Operating lease liability - current	39,071	35,943
Insurance payable	26,226	63,675
Subscription payable	1,250,000	-
Contingent liabilities	67,640	64,040
Assumed liabilities of discontinued operations	-	204,608

Total Current Liabilities	2,497,659	1,190,737

LONG-TERM LIABILITIES:
Financing lease liability	112,983	136,116
Operating lease liability	156,701	176,893

Total Liabilities	2,767,343	1,503,746

Series E preferred stock; $0.0001 par value; 2,000 authorized; 1,000 issued and outstanding December 31, 2020 and September 30, 2020, respectively	2,000,000	2,000,000

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value; 26,667 authorized;
Series A Preferred stock: $0.0001 par value; 1,333 shares authorized; 667 issued and outstanding at December 31, 2020 and September 30, 2020	-	-
Series C-1 Preferred stock: $0.0001 par value; 3,000 shares authorized; 2,966 issued and outstanding at March 31, 2021 and September 30, 2020	-	-
Series C-2 Preferred stock: $0.0001 par value; 6,000 shares authorized; 4,917 issued and outstanding at March 31, 2021 and September 30, 2020	-	-
Series D-1 Preferred stock: $0.0001 par value; 1,000 shares authorized; nil issued and outstanding at March 31, 2021 and September 30, 2020	-	-
Series D-2 Preferred stock: $0.0001 par value; 4,360 shares authorized; nil issued and outstanding at March 31, 2021 and September 30, 2020	-	-
Common stock: $0.0001 par value, 12,000,000,000 shares authorized; 5,124,164,690 issued and outstanding at March 31, 2021 and September 30, 2020	512,416	512,416
Additional paid-in capital	42,368,077	42,367,577
Accumulated deficit	(46,048,147)	(43,187,588)

Total Stockholders’ Deficit	(3,167,654)	(307,595)

Total Liabilities and Stockholders’ Deficit	$1,599,689	$3,196,151

See accompanying notes to the unaudited condensed consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2021	2020	2021	2020

REVENUES, NET	$126,314	$51,010	$136,104	$51,010

COST OF REVENUE	28,442	15,999	30,045	15,999

GROSS PROFIT	97,872	35,011	106,059	35,011

OPERATING EXPENSES:
Professional fees	213,965	29,827	411,219	147,717
Consulting fee - related party	-	10,225	-	55,475
Compensation expense	532,104	260,511	1,122,279	449,719
Licensing fees	31,020	12,850	61,192	26,170
General and administrative expenses	677,340	215,959	1,480,479	378,561

Total Operating Expenses	1,454,429	529,372	3,075,169	1,057,642

LOSS FROM OPERATIONS	(1,356,557)	(494,361)	(2,969,110)	(1,022,631)

OTHER INCOME (EXPENSE):
Interest expense	(7,956)	(7,669)	(16,686)	(15,871)
Gain on debt extinguishment, net	-	-	227,294	-
Unrealized gain (loss) on marketable securities	3,400	(1,400)	300	(6,300)
Unrealized loss on exchange rate	-	-	(22,686)	-

Total Other Income (Expense), net	(4,556)	(9,069)	188,222	(22,171)

NET LOSS	(1,361,113)	(503,430)	(2,780,888)	(1,044,802)

Series E preferred stock dividend	39,452	-	79,671	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,321,661)	$(503,430)	$(2,701,217)	$(1,044,802)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.00)	-	$(0.00)	-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	5,244,860,396	-	5,184,179,094	-

See accompanying notes to the unaudited condensed consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Preferred Stock						Common Stock
	Series A # of Shares	Series C-1 # of Shares	Series C-2 # of Shares	Series D-1 # of Shares	Series D-2 # of Shares	Amount	# of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance at September 30, 2020	667	2,966	4,917	-	-	$-	5,124,164,690	$512,416	$42,367,577	$(43,187,588)	$(307,595)

Adjustment related to Series A preferred prior period redemption payment	-	-	-	-	-	-	-	-	500		500

Series E preferred stock dividend	-	-	-	-	-	-	-	-	-	(40,219)	(40,219)

Net loss	-	-	-	-	-	-	-	-	-	(1,419,775)	(1,419,775)

Balance at December 31, 2020	667	2,966	4,917	-	-	-	5,124,164,690	512,416	42,368,077	(44,647,582)	(1,767,089)

Series E preferred stock dividend	-	-	-	-	-	-	-	-	-	(39,452)	(39,452)

Net loss	-	-	-	-	-	-	-	-	-	(1,361,113)	(1,361,113)

Balance at March 31, 2021	667	2,966	4,917	-	-	$-	5,124,164,690	$512,416	$42,368,077	$(46,048,147)	$(3,167,654)

See accompanying notes to the unaudited condensed consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2020

(UNAUDITED)

	Preferred Stock						Common Stock
	Series A # of Shares	Series C-1 # of Shares	Series C-2 # of Shares	Series D-1 # of Shares	Series D-2 # of Shares	Amount	# of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance at September 30, 2019	-	-	-	992	-	$-	-	$-	$37,378,841	$(38,011,201)	$(632,360)

Preferred stock issued for cash	-	-	-	6	-	-	-	-	2,200,000	-	2,200,000

Preferred stock issued upon debt conversions	-	-	-	-	-	-	-	-	217,215	-	217,215

Preferred stock issued upon conversion of accounts payable and accrued liabilities	-	-	-	1	-	-	-	-	299,154	-	299,154

Net loss	-	-	-	-	-	-	-	-	-	(541,372)	(541,372)

Balance at December 31, 2019	-	-	-	999	-	-	-	-	40,095,210	(38,552,573)	1,542,637

Preferred stock issued for cash	-	-	-	1	-	-	-	-	390,000	-	390,000

Preferred stock issued upon conversion of accrued liabilities - related party	-	-	-	-	-	-	-	-	160,000	-	160,000

Net loss	-	-	-	-	-	-	-	-	-	(503,430)	(503,430)

Balance at March 31, 2020	-	-	-	1,000	-	$-	-	$-	$40,645,210	$(39,056,003)	$1,589,207

See accompanying notes to the unaudited condensed consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 31,
	2021	2020
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(2,780,888)	$(1,044,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	92,009	35,597
Lease cost	1,169	5,317
Gain on debt extinguishment, net	(227,294)	-
Unrealized loss on exchange rate	22,686	-
Unrealized (gain) loss on marketable securities	(300)	6,300
Change in operating assets and liabilities:
Accounts receivable	(56,527)	(13,454)
Prepaid expenses and other current assets	37,184	(151,560)
Laboratory supplies	54,913	-
Accounts payable	23,006	(267,241)
Accrued liabilities and other liabilities	7,042	(72,144)
Deferred revenue	146,025	-

NET CASH USED IN OPERATING ACTIVITIES	(2,680,975)	(1,501,987)

CASH FLOWS FROM INVESTING ACTIVITIES
Adjustment related to Series A preferred prior period redemption payment	500	-
Purchase of property and equipment	(99,105)	(400,267)

NET CASH USED IN INVESTING ACTIVITIES	(98,605)	(400,267)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock	-	2,590,000
Proceeds from deposits from sale of common stock	1,250,000	-
Repayment of related party advances, net	-	(20,000)
Repayment of convertible debt	-	(19,500)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,250,000	2,550,500

NET CHANGE IN CASH	(1,529,580)	648,246

CASH, beginning of the period	1,779,283	560,407

CASH, end of the period	$249,703	$1,208,653

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Issuance of preferred stock for convertible debt and interest	$-	$217,215
Issuance of preferred stock for settlement of accounts payable and accrued liabilities	$-	$299,154
Preferred stock issued upon conversion of accrued liabilities - related party	$-	$160,000

See accompanying notes to the unaudited condensed consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information, which present the consolidated financial statements of the Company and its wholly-owned inactive subsidiaries, OncBioMune, Inc. and OncBioMune Sub, Inc. as of March 31, 2021. All intercompany transactions and balances have been eliminated. The interim condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the audited financial statements of the Form 10-K filed on September 27, 2021. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments and non-recurring adjustments) have been made for the fair presentation of the financial statement. The results for the interim period are not necessarily indicative of the results to be expected for the year ending September 30, 2021.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had net loss and net cash used in operations of $2,780,888 and $2,680,975, respectively, for the six months ended March 31, 2021. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $46,048,147, $3,167,654 and $1,990,482 at March 31, 2021. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the six months ended March 31, 2021 and year ended September 30, 2020 include, but are not necessarily limited to, the valuation of assets and liabilities of discontinued operations, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of right-of-use (“ROU”) assets and lease liabilities, assumptions used in assessing impairment of long-lived assets, allowances for accounts receivable, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

MARCH 31, 2021

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s investment policy is to preserve principal and maintain liquidity. The Company periodically monitors its positions with, and the credit quality of, the financial institutions with which it invests.

The Company maintains its cash in banks and financial institutions that at times may exceed federally insured limits. There were cash balances in excess of FDIC insured levels of $163,963 and $1,538,951 as of March 31, 2021 and September 30, 2020. The Company has not experienced any losses in such accounts through March 31, 2021.

Prepaid Assets

Prepaid assets are carried at amortized cost. Significant prepaid assets as of March 31, 2021 and September 30, 2020 include, but are not necessarily limited to, prepaid insurance, prepaid consulting fees, prepaid equipment maintenance fees and retainers for professional services.

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

MARCH 31, 2021

(UNAUDITED)

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

The Company provides research and development support to biopharmaceutical companies to assist their drug development programs. In January 2021, the Company began performing tumor profiling to support clinical patient therapeutic intervention. The services provided by the Company are performance obligations under services contracts. These contracts are completed over time and may lead to deferred revenue for services not completed at the end of a period. Management reviews the completion status of all jobs monthly to determine the appropriate amount of revenue to recognize. The revenue from the tumor profiling services was not significant and management had not identified any disaggregation of revenue.

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

Concentrations

Concentration of Revenues

For the three months ended March 31, 2021, the Company generated total revenue of $126,314 of which 35%, 33% and 19% were from three of the Company’s customers. For the three months ended March 31, 2020, the Company generated total revenue of $51,010 from one customer.

For the six months ended March 31, 2021, the Company generated total revenue of $136,104 of which 40%, 30% and 18% were from three of the Company’s customers. For the six months ended March 31, 2020, the Company generated total revenue of $51,010 from one customer.

Concentration of Accounts Receivable

As of March 31, 2021, the Company had accounts receivable of $56,527 of which 47%, 43% and 10% were from three of the Company’s customers. As of September 30, 2020, the Company did not have any accounts receivable.

Concentration of Deferred Revenue

As of March 31, 2021, the Company had deferred revenue of $146,025 of which 49%, 22% and 29% were from three of the Company’s customers. As of September 30, 2020, the Company did not have any deferred revenue.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

Basic and Diluted Loss Per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of March 31, 2021 and 2020 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	March 31,
	2021	2020
Stock warrants	856,674,588	—
Series C-1 preferred stock	445,301,289	—
Series C-2 preferred stock	733,542,619	—
Series D-1 preferred stock	—	5,081,550,620
Series E preferred stock	533,333,333	—
	2,568,851,829	5,081,550,620

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2021, and September 30, 2020, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of March 31, 2021.

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

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

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

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

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

The functional currency of the former subsidiaries which operated in Mexico is the Mexican Peso (“Peso”). The assumed liabilities of discontinued operations were translated to U.S. dollars using period end rates of exchange for liabilities. Net gains and losses resulting from foreign exchange transactions are reflected as unrealized gain (loss) on exchange rate in the consolidated statements of operations and is a non-cash loss. As a result of foreign currency translations, which are a non-cash adjustment, the Company reported unrealized (loss) on exchange rate of $0 and $(22,686) during the three and six months ended March 31, 2021, respectively.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

During the three and six months ended March 31, 2021, $0 and $227,294 of the assumed liabilities of discontinued operations were written-off, in accordance with ASC 405-20-40-1b, and were recorded as a gain on debt extinguishment on the accompanying condensed consolidated statement of operations.

NOTE 4 – MARKETABLE SECURITIES

During the fiscal year ended 2017, the Company acquired 1,000,000 shares of common stock of Amarantus BioScience Holdings, Inc. (“AMBS”) with a fair value of $40,980. The AMBS common stock is recorded as marketable securities in the accompanying condensed consolidated balance sheets and its fair value is adjusted every reporting period and the change in fair value is recorded in the condensed consolidated statements of operations as unrealized gain or (loss) on marketable securities. During the three and six months ended March 31, 2021, the Company recorded $3,400 and $300 of unrealized gain on marketable securities, respectively. As of March 31, 2021 and September 30, 2020, the fair value of these shares were $11,400 and $11,100, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and once placed in service, are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease terms. Fixed assets consist of the following:

	Estimated Useful Life in Years	March 31, 2021	September 30, 2020
		(Unaudited)
Laboratory equipment	5	$470,158	$404,628
Furniture	5	24,567	13,367
Leasehold improvements	5	347,809	347,809
Computer equipment	3	54,960	53,060
		897,494	818,864
Less accumulated depreciation		(142,867)	(74,042)
Property and equipment, net		$754,627	$744,822

For the three and six months ended March 31, 2021, depreciation expense related to property and equipment amounted to $34,772 and $ 68,825, respectively.

NOTE 6 – NOTES PAYABLE

In September 2017, the Company entered into a loan agreement with a third-party investor (the “Loan”). Pursuant to the loan agreement, the Company borrowed the principal amount of $1,000. The Loan bears an annual interest rate of 33.3%, is unsecured and in default due to non-payment of the balance pursuant to the repayment terms. As of March 31, 2021, the loan had principal and accrued interest balances of $1,000 and $1,188, respectively.

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

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

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

Financing lease right-of-use assets (“Financing ROU”) is summarized below:

	March 31, 2021	September 30, 2020
	(Unaudited)
Financing ROU assets	$231,841	$231,841
Less accumulated depreciation	(97,334)	(74,150)
Balance of Financing ROU assets	$134,507	$157,691

For the three and six months ended March 31, 2021, depreciation expense related to Financing ROU assets amounted to $11,592 and $23,184, respectively.

Financing lease liability related to the Financing ROU assets is summarized below:

	March 31, 2021	September 30, 2020
	(Unaudited)
Financing lease payables for equipment	$231,841	$231,841
Total financing lease payables	231,841	231,841
Payments of financing lease liabilities	(73,966)	(53,491)
Total	157,875	178,350
Less: short term portion	(44,892)	(42,234)
Long term portion	$112,983	$136,116

Future minimum lease payments under the financing lease agreements at March 31, 2021 are as follows:

Years ending September 30,	Amount
2021	$30,363
2022	61,266
2023	53,787
2024	40,875
2025	4,185
Total minimum financing lease payments	190,476
Less: discount to fair value	(32,601)
Total financing lease payable at March 31, 2021	$157,875

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

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

For the six months ended March 31, 2021, lease costs amounted to $29,417 which included base lease costs of $17,065 and other expenses of $12,352, all of which were expensed during the period and included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability was a discount rate of 12% which was based on the Company’s estimated incremental borrowing rate.

Operating right-of-use (“Operating ROU”) asset is summarized below:

	March 31, 2021	September 30, 2020
	(Unaudited)
Operating office lease	$231,337	$231,337
Less accumulated reduction	(43,367)	(25,134)
Balance of Operating ROU asset	$187,970	$206,203

Operating lease liability related to the Operating ROU asset is summarized below:

	December 31, 2020	September 30, 2020
	(Unaudited)
Operating office lease	$231,337	$231,337
Total operating lease liability	231,337	231,337
Reduction of operating lease liability	(35,565)	(18,501)
Total	195,772	212,836
Less: short term portion	(39,071)	(35,943)
Long term portion	$156,701	$176,893

Future base lease payments under the non-cancellable operating lease at March 31, 2021 are as follows:

Years ending September 30,	Amount
2021	$30,159
2022	61,382
2023	63,236
2024	65,137
2025	27,474
Total minimum non-cancellable operating lease payments	247,388
Less: discount to fair value	(51,616)
Total operating lease liability at March 31, 2021	$195,772

NOTE 8 – RELATED-PARTY TRANSACTIONS

During the six months ended March 31, 2020, $160,000 owed for consulting fee – related party was converted into 0.24 shares of Series D-1 Preferred (see Note 9).

During the six months ended March 31, 2020, the Company repaid $20,000 of outstanding advances to a related party.

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

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

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

●	For the six months ended March 31, 2020, the Company issued 1 share of D-1 Preferred Stock in exchange for the settlement of certain accrued compensation valued at $459,154 of which $160,000 was for a related party (see Note 8).

●	For the six months ended March 31, 2020, the Company was deemed to have issued 7 shares of D-1 Preferred Stock for net proceeds of $2,590,000.

As of March 31, 2021 and September 30, 2020, the Company had no shares of Series D-1 Preferred Stock issued and outstanding.

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

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

During the three and six months ended March 31, 2021, the Company also recorded dividends related to the Series E Preferred Stock in the amount of $39,452 and $79,671, respectively As of March 31, 2021 and September 30, 2020, the dividend payable balances were $39,452 and $6,120, respectively. These balances are reflected in the accompanying condensed consolidated balance sheet in accrued liabilities

As of March 31, 2021 and September 30, 2020, the Company had 1,000 shares of Series E Preferred Stock issued and outstanding with stated value of $2,000,000, classified as temporary equity in the accompanying condensed consolidated balance sheets.

Common Stock

During the three months ended March 31, 2021, the Company, entered into Subscription Agreements with several accredited investors to sell, in a private placement, an aggregate of 399,361,022 shares of its common stock, par value $0.0001 per share, at a purchase price of $0.00313 per share for an aggregate purchase price of $1,250,000. These shares of common stock were sold by the Company in reliance upon an exemption from the registration requirements of the Act afforded by Section 4(a)(2) of the Act and/or Rule 506 of Regulation D thereunder. The private placements were made directly by the Company and no underwriter or placement agent was engaged by the Company. The Company did not engage in general solicitation or advertising and did not offer securities to the public in connection with this offering. As of March 31, 2021, this common stock has not been issued as the Company is unable to issue shares of common stock until it is current with all its SEC reporting requirements. Accordingly, the $1,250,000 is reflected in the accompanying condensed consolidated balance sheet in subscription payable.

On September 24, 2020, the Company converted 1,000 shares of Series D-1 Preferred Stock into 5,081,550,620 shares of common stock.

On September 24, 2020, the Company converted 4,121.64 shares of Series D-2 Preferred Stock into 41,216,000 shares of common stock.

As of March 31, 2021 and September 30, 2020, the Company had 5,124,164,690 shares of common stock outstanding.

Stock options

Effective February 18, 2011, the Company’s Board of Directors (“Board”) adopted and approved the 2011 stock option plan. A total of 57 options to acquire shares of the Company’s common stock were authorized under the 2011 stock option plan. During each twelve-month period thereafter, our board of directors is authorized to increase the number of options authorized under this plan by up to 14 shares. No options were granted under the 2011 stock option plan as of March 31, 2021.

On April 28, 2020, the Board approved the 2020 Equity Incentive Plan (the “Plan”), as amended on May 29, 2020. The Plan shall be effective upon approval by the Stockholders which shall be within twelve (12) months after the approval of the Board. No Incentive Stock Option shall be exercised unless and until the Plan has been approved by the Stockholders. Upon the effective date of the Plan and the effectiveness of the authorized share increase, which occurred on September 24, 2020, 3,043,638,781 shares of the Company’s common stock were being reserved for issuance under the Plan (the “Reserved Share Amount”), subject to the adjustments described in the Plan, and such Reserved Share Amount, when issued in accordance with the Plan, shall be validly issued, fully paid, and non-assessable. Pursuant to the Plan, the option price of each incentive stock option (except those that constitute substitute awards under the Plan) shall be at least the fair market value of a share of common stock on the respective grant date; provided, however, that in the event that a grantee is a ten-percent stockholder as of the grant date, the option price of an incentive stock option shall be not less than 110% of the fair market value of a share on the grant date. As of March 31, 2021, the 2020 Equity Incentive Plan has not yet been approved by the shareholders and the Company had no options issued and outstanding (see Note 10).

Warrants

As of March 31, 2021, the Company had 856,674,588 warrants issued and outstanding.

Warrants activities for the six months ended March 31, 2021 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (Years)	Value
Balance Outstanding at September 30, 2020	856,674,588	$0.002	4.59	$—
Granted	—	—	—	—
Balance Outstanding at March 31, 2021	856,674,588	$0.002	3.84	$—

Exercisable at March 31, 2021	656,674,588	$0.002	3.84	$—

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

NOTE 10 – COMMITMENT AND CONTINGENCIES

Employment Agreements

Michael Ruxin, M.D.

On June 5, 2020, the Company and Dr. Michael Ruxin. entered into an employment agreement (the “Ruxin Employment Agreement”) for Dr. Ruxin to serve as the Company’s Chief Executive Officer, President and a director (see Note 3).

The Ruxin Employment Agreement provides that Dr. Ruxin will be employed for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Dr. Ruxin will be entitled to receive an annual base salary of $300,000 and will be eligible for an annual discretionary bonus of 150% of such base salary. In the Ruxin Employment Agreement, Dr. Ruxin is also promised, subject to the approval of the Board or a committee thereof, and under the 2020 Equity Incentive Plan (i) a one-time grant of 49,047,059 Restricted Stock Units (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of Common Stock, both of which will be subject to the terms and conditions of the applicable award agreements when executed. Dr. Ruxin is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As of March 31, 2021, the RSUs and options have not yet been granted or issued since the Board has not yet approved the grants and the 2020 Equity Incentive Plan has not been approved by the shareholders. Further, the board and Dr. Ruxin have not yet agreed on the terms of the options.

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

The Busch Employment Agreement provides that Mr. Busch will be employed for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Mr. Busch will be entitled to receive an annual base salary of $60,000 and will be eligible for an annual discretionary bonus. In the Busch Employment Agreement, Mr. Busch is also promised, subject to the approval of the Board or committee thereof, and under the 2020 Equity Incentive Plan (i) a one-time grant of 49,047,059 Restricted Stock (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of Common Stock, both of which will be subject to the terms and conditions of the applicable award agreement when executed. Mr. Busch is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As of March 31, 2021, the RSUs and options have not yet been granted or issued since the Board has not yet approved the grants and the 2020 Equity Incentive Plan has not been approved by the shareholders. Further, the board and Mr. Busch have not yet agreed on the terms of the options. As of March 31, 2021 and September 30, 2020, the Company has accrued director compensation of $102,500 and $72,500, respectively.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Thomas E. Chilcott, III

On September 24, 2020, the Company appointed Thomas E. Chilcott, III, to serve as the Chief Financial Officer. The Company entered into an offer letter with Mr. Chilcott which provides that his base salary will be $225,000 per year and that he will be eligible to receive the following bonuses: $5,000 if the Company’s next Annual Report on Form 10-K is filed on or prior to December 12, 2020; $5,000 if the Company files a registration statement on Form S-1 on or prior to January 15, 2021; $5,000 if the Company completes a capital raise of at least $3,000,000 on or prior to Apri1 15, 2021; $20,000 if the Company completes a capital raise of at least $10,000,000 on or prior to September 30, 2021; and $15,000 if the Company successfully lists on the Nasdaq stock market on or before December 31, 2021. Mr. Chilcott is entitled to participate in all medical and other benefits that the Company has established for its employees. The offer letter also provides that Mr. Chilcott will be granted an option to purchase up to 94,545,096 shares of the Company’s common stock subject to terms including exercise price to be set by the Board of Directors of the Company. As of March 31, 2021, no bonus was due and no options have been granted to Mr. Chilcott.

Consulting Agreements

On July 5, 2020, the Company and a consultant entered into a Scientific Advisory Board Service Agreement (the “Advisory Agreement”) which provides for; (i) $2,000 monthly compensation; (ii) 88,786,943 stock options under the 2020 Equity Incentive Plan and; (iii) $1,500 per day for any special project requiring more than six hours of advisory service in a single day performed upon a written request from the Company. Either party may terminate the Advisory Agreement at any time upon ten days written notice to the other party unless either party neglects or fails to perform its obligations under the Advisory Agreement then the termination notice shall be effective upon receipt of the same. As of March 31, 2021, the Company and the consultants have not agreed on the terms of the 88,786,943 stock options and therefore these stock options are not considered granted by the Company. Further, as of March 31, 2021, the 2020 Equity Incentive Plan has not yet been approved by the shareholders.

On July 5, 2020, the Company and a consultant entered into a Pathology Advisory Board Service Agreement (the “Advisory Agreement”) which provides for; (i) $272 monthly compensation; (ii) 77,972,192 stock options under the 2020 Equity Incentive Plan and; (iii) $1,500 per day for any special project requiring more than six hours of advisory service in a single day performed upon a written request from the Company. Either party may terminate the Advisory Agreement at any time upon ten days written notice to the other party unless either party neglects or fails to perform its obligations under the Advisory Agreement then the termination notice shall be effective upon receipt of the same. As of March 31, 2021, the Company and the consultants have not agreed on the terms of the 77,972,192 stock options and therefore these stock options are not considered granted by the Company. Further, as of March 31, 2021, the 2020 Equity Incentive Plan has not yet been approved by the shareholders.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

License Agreements

GMU License Agreement

In September 2006, the Company entered into an exclusive license agreement (“License Agreement”) with George Mason Intellectual Properties, a non-profit corporation formed for the benefit of George Mason University (“GMU”) which: (1) grants an exclusive worldwide license, with the right to grant sublicenses, under the licensed inventions to make, have made, import, use, market, offer for sale and sell products designed, manufactured, used and/or marketed for all fields and for all uses, subject to the exclusions as defined in the License Agreement; (2) grants an exclusive option to license past, existing, or future inventions in the Company’s field, from inventors that are obligated to assign to GMU and who have signed a memorandum of understanding acknowledging that developed intellectual property will be offered, subject to the exclusions as defined in the License Agreement; (3) the license and option granted specifically excludes biomarkers for lung, ovarian, and breast cancers in a diagnostic field of use and GMU inventions developed using materials obtained from third parties under agreements granting rights to inventions made using said materials and; (4) grants right to assign or otherwise transfer the license so long as such assignment or transfer is accompanied by a change of control transaction and GMU is given 14 days prior notice. In addition, the Company is required to make an annual payment of $50,000 to GMU as well as pay GMU a quarterly royalty equal to the net revenue multiplied by one and one-half percent (1.5%), due on a quarterly basis or a quarterly sublicense royalty equal to the net revenue multiplied by fifteen percent (15%). Further, the Company has the right of first refusal for all technology associated with RPPA technology from GMU. As of March 31, 2021 and September 30, 2020, the Company has accrued royalty fees of $1,037 and $832, respectively, included in the accrued expenses in the accompanying condensed consolidated balance sheets.

NIH License Agreement

In March 2018, the Company entered into two license agreements (“License Agreements”) with the National Institutes of Health (“NIH”) which grants the Company an exclusive and a nonexclusive United States license for certain patents. Pursuant to the License Agreements, the Company is required to make an annual payment of $6,000 to the NIH as well as pay the NIH a royalty equal to the net sales multiplied by three percent (3.0%) every June 30th and December 31st. Commencing on January 1st of the year following the year of the first commercial sale, the Company is subject to a non-refundable minimum annual royalty of $5,000. In addition, a sublicense royalty equal to the net revenue multiplied by ten percent (10%) will be payable upon sublicensing. As of March 31, 2021 and September 30, 2020, the Company has accrued royalty fees of $22,330 and $19,834, respectively, included in the accrued expenses in the accompanying condensed consolidated balance sheets.

Employee Incentive Stock Options

In June 2020, in connection with the asset sale transaction (see Note 3), the Company planned to issue approximately 1.8 billion stock options to employees, which include options in the employment agreements discussed above. As of March 31, 2021, these stock options had not yet been granted by the Company.

Lease

In December 2019, the Company entered into a lease agreement its corporate and laboratory facility in Golden, Colorado. The lease is for a period of 60 months, with an option to extend, commencing in February 2020 and expiring in February 2025 (see Note 7).

Other Contingencies

Pursuant to ASC 450-20 - Loss Contingencies, liabilities for contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of March 31, 2021 and September 30, 2020, the Company recorded a contingent liability of $67,640 and $64,040, respectively, resulting from certain liabilities of Avant prior to the asset sale and recapitalization transaction (see Note 3). The contingent liabilities consisted of two notes payables with a total outstanding principal balance of $40,000 as of March 31, 2021 and September 30, 2020 and accrued interest payable of $27,640 and $24,040 as of March 31, 2021 and September 30, 2020, respectively.

NOTE 11 – SUBSEQUENT EVENTS

Sale of Common Stock

In April 2021, the Company, entered into Subscription Agreements with several accredited investors to sell, in a private placement, an aggregate of 31,948,882 shares of its common stock, par value $0.0001 per share, at a purchase price of $0.00313 per share for an aggregate purchase price of $100,000. The Shares sold by the Company under these Subscription Agreements were in reliance upon an exemption from the registration requirements of the Act afforded by Section 4(a)(2) of the Act and/or Rule 506 of Regulation D thereunder. The private placements were made directly by the Company and no underwriter or placement agent was engaged by the Company. The Company did not engage in general solicitation or advertising and did not offer securities to the public in connection with this offering. As of March 31, 2021, this common stock has not been issued as the Company is unable to issue shares of common stock until it is current with all its SEC reporting requirements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(UNAUDITED)

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

While some of these Orders were relaxed or lifted in different jurisdictions at various times during the six months ended March 31, 2021, the overall impact of COVID-19 continues to have an adverse impact on business activities around the world. There is no assurance that Orders that were previously relaxed or lifted will not be reinstated as the spread of COVID-19 continues. For example, many jurisdictions have recently reinstated masking orders after test results have showed a resurgence of the pandemic. Resurgence of the pandemic in some markets has slowed the reopening process of businesses in those areas, including Europe where additional lockdowns have been recently reinstated. If COVID-19 infection trends continue to reverse and the pandemic intensifies and expands geographically, its negative impacts on our sales could be more prolonged and may become more severe. The long-term financial impact on our business cannot be reasonably estimated at this time.

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

Our plan of operation over the next 12 months is to:

●	Continue to validate the Theralink cancer biomarker technology under CAP/CLIA standards to provide personalized medicine regarding treatment options for biopharmaceutical companies, clinical oncologists and their cancer patients;
●	Grow revenue generated from pharmaceutical companies.
●	Complete partnerships with pharmaceutical companies to perform oncology-related data-generating testing services to create revenue; and
●	Continue to seek financing to grow the company.

Results of Operations

Comparison for Three and Six Months Ended March 31, 2021 and 2020

Revenue

●	For the three months ended March 31, 2021 and 2020, total revenue was $126,314 and $51,010, respectively, an increase of $75,304 or 148%. The increase was primarily attributable to services performed under research and development contracts for pharmaceutical companies during the three months ended March 31, 2021.

●	For the six months ended March 31, 2021 and 2020, total revenue was $136,104 and $51,010, respectively, an increase of $85,094 or 167%. The increase was primarily attributable to services performed under research and development contracts for pharmaceutical companies during the six months ended March 31, 2021.

Costs of Revenues

●	For the three months ended March 31, 2021 and 2020, cost of revenue was $28,442 and $15,999, respectively, an increase of $12,443 or 78%. The increase was primarily attributable to the increase in revenue discussed above.

●	For the six months ended March 31, 2021 and 2020, cost of revenue was $30,045 and $15,999, respectively, an increase of $14,046 or 88%. The increase was primarily attributable to the increase in revenue discussed above.

Gross Profit

●	For the three months ended March 31, 2021 and 2020, gross margin was $97,872 and $35,011, respectively, an increase of $62,861 or 180%. The increase was primarily attributable to the increase in revenue and cost of revenue discussed above.

●	For the six months ended March 31, 2021 and 2020, gross margin was $106,059 and $35,011, respectively, an increase of $17,464 or 203%. The increase was primarily attributable to the increase in revenue and cost of revenue discussed above.

Operating Expenses

For the three months ended March 31, 2021, expenses from operations amounted to $1,454,428 as compared to $529,372 for the three months ended March 31, 2020, an increase of $925,057, or 175%.

For the six months ended March 31, 2021, expenses from operations amounted to $3,075,169 as compared to $1,057,642 for the three months ended March 31, 2020, an increase of $2,017,527, or 191%.

For the three and six months ended March 31, 2021 and 2020, operating expenses consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Professional fees	$213,965	$29,827	$411,219	$147,717
Consulting fee - related party	—	10,225	—	55,475
Compensation expense	532,104	260,511	1,122,279	449,719
Licensing fees	31,020	12,850	61,192	26,170
General and administrative expenses	677,340	215,959	1,480,479	378,561
Total	$1,454,429	$529,372	$3,075,169	$1,057,642

Professional fees

●	For the three months ended March 31, 2021, professional fees increased by $184,138 or 671%, compared to the three months ended March 31, 2020. The increase was primarily attributable to an increase in accounting fees of $24,407, an increase in consulting fees of $89,783, an increase in IT services of $1,720 and an increase in legal fees of $68,228.

●	For the six months ended March 31, 2021, professional fees increased by $263,502 or 178%, compared to the six months ended March 31, 2020. The increase was primarily attributable to an increase in accounting fees of $54,466, an increase in consulting fees of $142,331, an increase in IT services of $24,534 and an increase in legal fees of $69,171 offset by a decrease in talent search fee of $27,000.

Consulting fees - related party

●	For the three months ended March 31, 2021, consulting fees - related party decreased by $10,225 or 100%, compared to the three months ended March 31, 2020. The decrease was the result of the Company terminating the consulting agreements with AVDX Investors Group, whose partner is on our board of directors, in May 2019 and International Infusion whose principal owner served as an officer of the Company in December 2019.

●	For the six months ended March 31, 2021, consulting fees - related party decreased by $55,475 or 100%, compared to the six months ended March 31, 2020. The decrease was the result of the Company terminating the consulting agreements with AVDX Investors Group, whose partner is on our board of directors, in May 2019 and International Infusion whose principal owner served as an officer of the Company in December 2019.

Compensation expense

●	For the three months ended March 31, 2021, compensation expense increased by $271,593 or 104%, as compared the three months ended March 31, 2020. The increase was attributable to an increase in administrative compensation and related expenses of $257,342 and an increase in employee benefits of $14,251 resulting from an increase of employees in 2021.

●	For the six months ended March 31, 2021, compensation expense increased by $672,560 or 150%, as compared the six months ended March 31, 2020. The increase was attributable to an increase in administrative compensation and related expenses of $643,661 and an increase in employee benefits of $28,899 resulting from an increase of employees in 2021.

Licensing fees

●	For the three months ended March 31, 2021, licensing fees increased by $18,170 or 141%, as compared the three months ended March 31, 2020.

●	For the six months ended March 31, 2021, licensing fees increased by $35,022 or 134%, as compared the six months ended March 31, 2020.

General and administrative expenses

●	For the three months ended March 31, 2021, general and administrative expenses increased by $461,381 or 214%, as compared to the three months ended March 31, 2020. The increase was primarily due to an increase in sample analysis of $249,416, an increase in depreciation expense of $28,424, an increase in laboratory supplies of $154,314 and an increase in insurance expense of $30,280 offset by a decrease in biological expense of $1,966. The increase was a result of an increase in revenue producing activities in 2021.

●	For the six months ended March 31, 2021, general and administrative expenses increased by $1,101,918 or 291%, as compared to the six months ended March 31, 2020. The increase was primarily due to an increase in sample analysis of $524,416, an increase in depreciation expense of $56,412, an increase in laboratory supplies of $327,271, an increase in biological expense of $107,488, an increase in insurance expense of $59,219 and an increase in repairs and maintenance expense of $24,115. The increase was a result of an increase in revenue producing activities in 2021.

Loss from Operations

●	For the three months ended March 31, 2021, the loss from operations amounted to $1,356,557 as compared to $494,361 for the three months ended March 31, 2020, an increase of $862,196 or 174%. The increase was primarily a result of greater operating expenses as discussed above.

●	For the six months ended March 31, 2021, the loss from operations amounted to $2,969,110 as compared to $1,022,631 for the six months ended March 31, 2020, an increase of $1,946,479, or 190%. The increase was primarily a result of greater operating expenses as discussed above.

Other Income (Expense)

●	For the three months ended March 31, 2021, we had total other expense, net of $4,556 as compared to total other expense, net of $9,069 for the three months ended March 31, 2020, a decrease of $4,513 or 50%. This change was primarily due to an increase in interest expense of $287 offset by an increase in unrealized gain on market securities of $4,800.

●	For the six months ended March 31, 2021, we had total other income, net of $188,222 as compared to total other (expense), net of $(22,171) for the six months ended March 31, 2020, a positive change of $210,393 or 949%. This change was primarily due to an increase on unrealized gain on market securities of $6,600, an increase in gain on debt extinguishment of $227,294 offset by an increase in interest expense of $815 and an increase in unrealized loss on exchange rate of $(22,686).

Net Loss

●	For the three months ended March 31, 2021, net loss attributable to common stockholders amounted to $1,361,113, or $(0.00) per share (basic and diluted), compared to $503,430 or $(0.00) per share (basic and diluted) for the three months ended March 31, 2020, an increase of $857,683 or 170%.

●	For six three months ended March 31, 2021, net loss attributable to common stockholders amounted to $2,780,888, or $(0.00) per share (basic and diluted), compared to $1,044,802 or $(0.00) per share (basic and diluted) for the six months ended March 31, 2020, an increase of $1,736,086 or 166%.

Preferred Stock Dividend

●	For the three months ended March 31, 2021, the Company recorded dividend on the Series E Preferred stock of $39,452.

●	For the six three months ended March 31, 2021, the Company recorded dividend on the Series E Preferred stock of $79,671.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital (deficit) of $(1,990,842) and cash of $249,703 as of March 31, 2021 and working capital of $877,234 and $1,779,283 of cash as of September 30, 2020.

	March 31, 2021	September 30, 2020	Change	Percentage Change
Working capital (deficit):
Total current assets	$507,177	$2,067,971	$(1,560,794)	75%
Total current liabilities	(2,497,659)	(1,190,737)	(1,306,922)	110%
Working capital (deficit):	$(1,990,482)	$877,234	$(2,867,716)	327%

The decrease in working capital was primarily attributed to the decrease in current assets of $(1,560,794) and the increase in current liabilities of $1,306,922.

Cash Flows

The following table sets forth a summary of changes in cash flows for the six months ended March 31, 2021 and 2021:

	Six Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(2,680,975)	$(1,501,987)
Net cash used in investing activities	(98,105)	(400,267)
Net cash provided by financing activities	1,250,000	2,550,500
Net change in cash	$(1,529,580)	$648,246

Net Cash Used in Operating Activities

Net cash used in operating activities was $2,680,975 for the six months ended March 31, 2021, as compared to $1,501,987 for the six months ended March 31, 2020, an increase of $1,178,988, or 78%.

●	Net cash used in operating activities for the six months ended March 31, 2021 primarily reflected our net loss of $2,780,888 adjusted for the add-back of non-cash items such as depreciation expense of $92,009, non-cash lease cost of $1,169, gain on debt extinguishment of $227,294, unrealized loss on exchange rate of $26,686, unrealized gain on marketable securities of $300 and changes in operating asset and liabilities consisting primarily of an increase in accounts receivable of $56,527, an increase in accounts payable of $23,006, an increase in accrued liabilities and other liabilities of $7,042, an increase in deferred revenue of $146,025 offset by a decrease in prepaid expenses and other current assets of $37,184, and a decrease in laboratory supplies of $54,913.

●	Net cash used in operating activities for the six months ended March 31, 2020 primarily reflected our net loss of $1,044,802 adjusted for the add-back of non-cash items such as depreciation expense of $35,597, unrealized loss on marketable securities of $6,300, non-cash lease cost of $5,317 and changes in operating assets and liabilities consisting primarily of an increase in account receivable of $13,454, an increase in prepaid expenses and other current assets of $151,560 offset by a decrease in accounts payable of $267,241 and a decrease in accrued liabilities and other liabilities of $72,144.

Net Cash Used in Investing Activities

Net cash used in investing activities was $98,605 for the six months ended March 31, 2021, as compared to net cash used in investing activities $400,267 for the six months ended March 31, 2020, a decrease of $301,662, or 75%.

●	Net cash used in investing activities for the six months ended March 31, 2021, resulted from the purchase of property and equipment of $(99,105) offset by an adjustment related to a prior period redemption payment of $500.

●	Net cash used in investing activities for the six months ended March 31, 2020, resulted from the purchase of property and equipment of $(400,267).

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,250,000 for the six months ended March 31, 2021, as compared to $2,550,500 for the six months ended March 31, 2020, a decrease of $1,300,500, or 51%.

●	Net cash provided by financing activities for the six months ended March 31, 2021, consisted of $1,250,000 of net proceeds from the sale of common stock.

●	Net cash provided by financing activities for the six months ended March 31, 2020, consisted of proceeds from the sale of preferred stock of $2,590,000, offset by the repayment of related party advances of $20,000 and repayment of convertible debt of $19,500.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had net loss and net cash used in operations of $2,780,888 and $2,680,975, respectively, for the six months ended March 31, 2021. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $46,048,147, $3,167,654 and $1,990,482 at March 31, 2021. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the six months ended March 31, 2021 and year ended September 30, 2020 include but are not necessarily limited to, the valuation of assets and liabilities of discontinued operations, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of right-of-use (“ROU”) assets and lease liabilities, assumptions used in assessing impairment of long-lived assets, allowances for accounts receivable, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

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

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

The Company provides research and development support to biopharmaceutical companies to assist their drug development programs. In January 2021, the Company began performing tumor profiling to support clinical patient therapeutic intervention. The services provided by the Company are performance obligations under services contracts. These contracts are completed over time and may lead to deferred revenue for services not completed at the end of a period. Management reviews the completion status of all jobs monthly to determine the appropriate amount of revenue to recognize. The revenue from the tumor profiling services was not significant and management had not identified any disaggregation of revenue.

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

The amendments in ASU 2020-06 are effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of its annual fiscal year and is allowed to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. Transactions that were settled (or expired) during prior reporting periods are unaffected. The cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. If an entity elects the fully retrospective method of transition, the cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. The Company is evaluating the impact of the revised guidance and believes that it will not have a significant impact on its consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2021, our disclosure controls and procedures were not effective.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2021. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of March 31, 2021, our internal control over financial reporting was not effective.

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the quarter ended March 31, 2021 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All unregistered sales of our securities during the three months ended March 31,2021, were previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation, as amended	10-Q	3.1	06/11/2021

3.2	Amended and Restated Bylaws	8-K	3.1	11/01/2013

3.3	Amendment to Certificate of Designation for Series C-1 Convertible Preferred Stock	10-Q	3.3	06/11/2021

3.4	Designation for Series E Convertible Preferred Stock	8-K	3.1	09/22/2020

3.5	Designation for Series F Convertible Preferred Stock	8-K	3.1	08/06/2021

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

32.1	Certification of Chief Executive Officer Chief Financial Officer and Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.				X

101.INS	XBRL INSTANCE DOCUMENT				X
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA				X
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				X
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				X
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE				X
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				X

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

