Form 10-Q
period 2021-06-30
THERALINK TECHNOLOGIES, INC.
filed 2021-09-28
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12B-2 of the Exchange Act.

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

JUNE 30, 2021

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$79,677	$1,779,283
Accounts receivable	149,938	-
Other receivable	18,854	15,000
Prepaid expenses and other current assets	141,534	191,253
Marketable securities	7,500	11,100
Laboratory supplies	34,868	71,335
Deferred financing cost	333,333	-

Total Current Assets	765,704	2,067,971

OTHER ASSETS:
Property and equipment, net	725,830	744,822
Finance right-of-use assets, net	122,915	157,691
Operating right-of-use asset, net	178,458	206,203
Security deposits	20,909	19,464

Total Assets	$1,813,816	$3,196,151

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$869,601	$617,218
Accrued liabilities	93,342	56,728
Accrued compensation	143,309	32,791
Accrued director compensation	117,500	72,500
Deferred revenue	148,550	-
Convertible debt - related party, net of discount	14,116	-
Notes payable - related party	100,000	-
Notes payable - current	1,000	1,000
Financing lease liability - current	46,289	42,234
Operating lease liability - current	40,716	35,943
Insurance payable	6,654	63,675
Subscription payable	1,350,000	-
Contingent liabilities	69,440	64,040
Assumed liabilities of discontinued operations	-	204,608

Total Current Liabilities	3,000,517	1,190,737

LONG-TERM LIABILITIES:
Financing lease liability	100,873	136,116
Operating lease liability	145,757	176,893

Total Liabilities	3,247,147	1,503,746

Series E preferred stock; $0.0001 par value; 2,000 authorized; 1,000 issued and outstanding at June 30, 2021 and September 30, 2020	2,000,000	2,000,000

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value; 26,667 authorized;
Series A Preferred stock: $0.0001 par value; 1,333 shares authorized; 667 issued and outstanding at June 30, 2021 and September 30, 2020	-	-
Series C-1 Preferred stock: $0.0001 par value; 3,000 shares authorized; 2,966 issued and outstanding at June 30, 2021 and September 30, 2020	-	-
Series C-2 Preferred stock: $0.0001 par value; 6,000 shares authorized; 4,917 issued and outstanding at June 30, 2021 and September 30, 2020	-	-
Series D-1 Preferred stock: $0.0001 par value; 1,000 shares authorized; nil issued and outstanding at June 30, 2021 and September 30, 2020	-	-
Series D-2 Preferred stock: $0.0001 par value; 4,360 shares authorized; nil issued and outstanding at June 30, 2021 and September 30, 2020	-	-
Common stock: $0.0001 par value, 12,000,000,000 shares authorized; 5,124,164,690 issued and outstanding at June 30, 2021 and September 30, 2020	512,416	512,416
Additional paid-in capital	43,368,077	42,367,577
Accumulated deficit	(47,313,824)	(43,187,588)

Total Stockholders’ Deficit	(3,433,331)	(307,595)

Total Liabilities and Stockholders’ Deficit	$1,813,816	$3,196,151

See accompanying notes to the unaudited condensed consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

REVENUES, NET	$278,925	$24,886	$415,029	$75,896

COST OF REVENUE	69,253	7,422	99,298	23,421

GROSS PROFIT	209,672	17,464	315,731	52,475

OPERATING EXPENSES:
Professional fees	243,517	322,921	654,736	470,638
Consulting fee - related party	-	8,650	-	64,125
Compensation expense	532,414	372,610	1,654,693	822,329
Licensing fees	39,172	12,750	100,364	38,920
General and administrative expenses	589,463	258,277	2,069,942	636,838

Total Operating Expenses	1,404,566	975,208	4,479,735	2,032,850

LOSS FROM OPERATIONS	(1,194,894)	(957,744)	(4,164,004)	(1,980,375)

OTHER INCOME (EXPENSE):
Interest expense	(26,993)	(7,844)	(43,679)	(23,715)
Gain on debt extinguishment, net	-	108,060	227,294	108,060
Unrealized loss on marketable securities	(3,900)	(4,900)	(3,600)	(11,200)
Unrealized (gain) loss on exchange rate	-	60,075	(22,686)	60,075
Other income	-	10,000	-	10,000

Total Other Income (Expense), net	(30,893)	165,391	157,329	143,220

NET LOSS	(1,225,787)	(792,353)	(4,006,675)	(1,837,155)

Series E preferred stock dividend	39,890	-	119,561	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,185,897)	$(792,353)	$(3,887,114)	$(1,837,155)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.00)	$(2.04)	$(0.00)	$(19.19)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	5,550,559,312	388,333	5,306,754,829	95,753

See accompanying notes to the unaudited condensed consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

	Preferred Stock						Common Stock
	Series A # of Shares	Series C-1 # of Shares	Series C-2 # of Shares	Series D-1 # of Shares	Series D-2 # of Shares	Amount	# of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance at September 30, 2020	667	2,966	4,917	-	-	$-	5,124,164,690	$512,416	$42,367,577	$(43,187,588)	$(307,595)

Adjustment related to Series A preferred prior period redemption payment	-	-	-	-	-	-	-	-	500		500

Series E preferred stock dividend	-	-	-	-	-	-	-	-	-	(40,219)	(40,219)

Net loss	-	-	-	-	-	-	-	-	-	(1,419,775)	(1,419,775)

Balance at December 31, 2020	667	2,966	4,917	-	-	-	5,124,164,690	512,416	42,368,077	(44,647,582)	(1,767,089)

Series E preferred stock dividend	-	-	-	-	-	-	-	-	-	(39,452)	(39,452)

Net loss	-	-	-	-	-	-	-	-	-	(1,361,113)	(1,361,113)

Balance at March 31, 2021	667	2,966	4,917	-	-	-	5,124,164,690	512,416	42,368,077	(46,048,147)	(3,167,654)

Beneficial conversion feature related to a convertible note - related party recorded as debt discount	-	-	-	-	-	-	-	-	15,800	-	15,800

Relative fair value of warrant issued in connection with a convertible note - related party recorded as debt discount	-	-	-	-	-	-	-	-	984,200	-	984,200

Series E preferred stock dividend	-	-	-	-	-	-	-	-	-	(39,890)	(39,890)

Net loss	-	-	-	-	-	-	-	-	-	(1,225,787)	(1,225,787)

Balance at June 30, 2021	667	2,966	4,917	-	-	$-	5,124,164,690	$512,416	$43,368,077	$(47,313,824)	$(3,433,331)

See accompanying notes to the unaudited condensed consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2020

(UNAUDITED)

	Preferred Stock						Common Stock
	Series A # of Shares	Series C-1 # of Shares	Series C-2 # of Shares	Series D-1 # of Shares	Series D-2 # of Shares	Amount	# of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance at September 30, 2019	-	-	-	992	-	$-	-	$-	$37,378,841	$(38,011,201)	$(632,360)

Preferred stock issued for cash	-	-	-	6	-	-	-	-	2,200,000	-	2,200,000

Preferred stock issued upon debt conversions	-	-	-	-	-	-	-	-	217,215	-	217,215

Preferred stock issued upon conversion of accounts payable and accrued liabilities	-	-	-	1	-	-	-	-	299,154	-	299,154

Net loss	-	-	-	-	-	-	-	-	-	(541,372)	(541,372)

Balance at December 31, 2019	-	-	-	999	-	-	-	-	40,095,210	(38,552,573)	1,542,637

Preferred stock issued for cash	-	-	-	1	-	-	-	-	390,000	-	390,000

Preferred stock issued upon conversion of accrued liabilities - related party	-	-	-	-	-	-	-	-	160,000	-	160,000

Net loss	-	-	-	-	-	-	-	-	-	(503,430)	(503,430)

Balance at March 31, 2020	-	-	-	1,000	-	-	-	-	40,645,210	(39,056,003)	1,589,207

Recapitalization resulting from the Asset Sale Transaction (see Note 3)	667	2,966	4,917	-	4,121	-	1,398,070	140	246,516		246,656

Net loss	-	-	-	-	-	-	-	-	-	(792,353)	(792,353)

Balance at June 30, 2020	667	2,966	4,917	1,000	4,121	$-	1,398,070	$140	$40,891,726	$(39,848,356)	1,043,510

See accompanying notes to the unaudited condensed consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 30,
	2021	2020
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(4,006,675)	$(1,837,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	138,632	57,060
Lease cost	1,382	5,975
Amortization of debt discount	14,116	-
Gain on debt extinguishment, net	(227,294)	(108,060)
Unrealized (gain) loss on exchange rate	22,686	(60,075)
Unrealized loss on marketable securities	3,600	11,200
Change in operating assets and liabilities:
Accounts receivable	(149,938)	(20,975)
Laboratory supplies	36,467	-
Prepaid expenses and other current assets	44,420	(116,219)
Accounts payable	252,383	(212,840)
Accrued liabilities and other liabilities	20,950	(70,734)
Deferred revenue	148,550	-

NET CASH USED IN OPERATING ACTIVITIES	(3,700,721)	(2,351,823)

CASH FLOWS FROM INVESTING ACTIVITIES
Adjustment related to Series A preferred prior period redemption payment	500	-
Cash acquired from the Asset Sale Transaction (see Note 3)	-	675,928
Purchase of property and equipment	(116,052)	(495,557)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(115,552)	180,371

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock	-	2,590,000
Proceeds from deposits from sale of common stock	1,350,000	-
Proceeds from convertible debt - related party	666,667	-
Proceeds of notes payable - related party	100,000	-
Repayment of related party advances, net	-	(20,000)
Repayment of convertible debt	-	(24,759)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,116,667	2,545,241

NET CHANGE IN CASH	(1,699,606)	373,789

CASH, beginning of the period	1,779,283	560,407

CASH, end of the period	$79,677	$934,196

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Preferred stock issued upon debt conversions	$-	$217,215
Preferred stock issued upon conversion of accounts payable and accrued liabilities	$-	$299,154
Preferred stock issued upon conversion of accrued liabilities - related party	$-	$160,000
Relative fair value of warrant issued in connection with a convertible note - related party recorded as debt discount	$984,200	$-
Beneficial conversion feature related to a convertible note - related party recorded as debt discount	$15,800	$-

Net assets acquired from Asset Sale Transaction (see Note 3)
Cash	$-	$675,928
Prepaid expense and other current assets	-	17,539
Accounts payable and other liabilities	-	(40,149)
Liabilities of discontinued operations	-	(406,662)
Net assets acquired	$-	$246,656

See accompanying notes to the unaudited condensed consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information, which present the consolidated financial statements of the Company and its wholly-owned inactive subsidiaries, OncBioMune, Inc. and OncBioMune Sub, Inc. as of June 30, 2021. All intercompany transactions and balances have been eliminated. The interim condensed consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the audited financial statements of the Form 10-K filed on September 27, 2021. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments and non-recurring adjustments) have been made for the fair presentation of the financial statement. The results for the interim period are not necessarily indicative of the results to be expected for the year ending September 30, 2021.

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had net loss and net cash used in operations of $4,006,675 and $3,700,721, respectively, for the nine months ended June 30, 2021. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $47,313,824, $3,433,331 and $2,234,813 at June 30, 2021. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the nine months ended June 30, 2021 and year ended September 30, 2020 include, but are not necessarily limited to, the valuation of assets and liabilities of discontinued operations, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of right-of-use (“ROU”) assets and lease liabilities, assumptions used in assessing impairment of long-lived assets, allowances for accounts receivable, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

JUNE 30, 2021

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s investment policy is to preserve principal and maintain liquidity. The Company periodically monitors its positions with, and the credit quality of, the financial institutions with which it invests.

The Company maintains its cash in banks and financial institutions that at times may exceed federally insured limits. As of September 30, 2020, the cash balance of $1,538,951 was in excess of FDIC insured levels. The Company has not experienced any losses in such accounts through June 30, 2021.

Prepaid Assets

Prepaid assets are carried at amortized cost. Significant prepaid assets as of June 30, 2021 and September 30, 2020 include, but are not necessarily limited to, prepaid insurance, prepaid consulting fees, prepaid equipment maintenance fees and retainers for professional services.

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

JUNE 30, 2021

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

Concentrations

Concentration of Revenues

For the three months ended June 30, 2021, the Company generated total revenue of $278,925 of which 56%, 18% and 14% were from three of the Company’s customers. For the nine months ended June 30, 2020, generated total revenue of $24,886 from one customer.

For the nine months ended June 30, 2021, the Company generated total revenue of $415,029 of which 38%, 14% and 13% were from three of the Company’s customers. For the nine months ended June 30, 2020, the Company generated total revenue of $75,896 from one customer.

Concentration of Accounts Receivable

As of June 30, 2021, the Company had accounts receivable of $149,938 of which 52%, 16%, 13% and 13% were from four of the Company’s customers. As of September 30, 2020, the Company did not have any accounts receivable.

Concentration of Deferred Revenue

As of June 30, 2021, the Company had deferred revenue of $148,550 of which 48%, 22% and 16% were from three of the Company’s customers. As of September 30, 2020, the Company did not have any deferred revenue.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Basic and Diluted Loss Per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of June 30, 2021 and 2020 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	June 30,
	2021	2020
Stock warrants	920,572,535	856,674,588
Series C-1 preferred stock	445,301,289	445,301,289
Series C-2 preferred stock	733,542,619	733,542,619
Series D-1 preferred stock	—	5,081,550,620
Series D-2 preferred stock	—	41,216,000
Series E preferred stock	533,333,333	—
	2,632,749,776	7,158,285,116

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2021 and September 30, 2020, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of June 30, 2021.

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

JUNE 30, 2021

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

NOTE 3 – ASSET SALE AND RECAPITALIZATION TRANSACTION

Avant provided personalized medical data through its Theralink assays, initially for breast cancer, to assist the treating physician in a data-driven process for treatment decision support and to help enable predictive biomarker-based patient therapy selection. Avant was a developer of phosphoproteomic technologies for measuring the activation state of therapeutic targets and signaling pathways, a key metric for biopharmaceuticals, with applications across multiple cancer types, including breast, non-small cell lung, gastrointestinal (“GI”), gynecologic and pancreatic, among others.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

On June 5, 2020, pursuant to the Asset Purchase Agreement, the Company: (i) entered into an employment agreement with Dr. Michael Ruxin to serve as the Company’s Chief Executive Officer, President and a director (see Note 10); (ii) entered into an employment agreement with Jeffery Busch to serve as the Company’s Chairman of the Board of Directors (see Note 10); and (iii) appointed Yvonne Fors to its Board of Directors.

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

The functional currency of the former subsidiaries which operated in Mexico is the Mexican Peso (“Peso”). The assumed liabilities of discontinued operations were translated to U.S. dollars using period end rates of exchange for liabilities. Net gains and losses resulting from foreign exchange transactions are reflected as unrealized gain (loss) on exchange rate in the consolidated statements of operations and is a non-cash loss. As a result of foreign currency translations, which are a non-cash adjustment, the Company reported unrealized (loss) on exchange rate of $0 and $(22,686) during the three and nine months ended June 30, 2021, respectively.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

During the three and nine months ended June 30, 2021, $0 and $227,294 of the assumed liabilities of discontinued operations were written-off, in accordance with ASC 405-20-40-1b, were recorded as a gain on debt extinguishment on the accompanying condensed consolidated statement of operations.

NOTE 4 – MARKETABLE SECURITIES

During the fiscal year ended 2017, the Company acquired 1,000,000 shares of common stock of Amarantus BioScience Holdings, Inc. (“AMBS”) with a fair value of $40,980. The AMBS common stock is recorded as marketable securities in the accompanying condensed consolidated balance sheets and its fair value is adjusted every reporting period and the change in fair value is recorded in the condensed consolidated statements of operations as unrealized gain or (loss) on marketable securities. During the three and nine months ended June 30, 2021, the Company recorded $3,900 and $3,600 of unrealized loss on marketable securities, respectively. As of June 30, 2021 and September 30, 2020, the fair value of these shares were $7,500 and $11,100, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and once placed in service, are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease terms. Fixed assets consist of the following:

	Estimated Useful Life in Years	June 30, 2021	September 30, 2020
		(Unaudited)
Laboratory equipment	5	$470,158	$404,628
Furniture	5	24,567	13,367
Leasehold improvements	5	347,809	347,809
Computer equipment	3	61,194	53,060
		903,728	818,864
Less accumulated depreciation		(177,898)	(74,042)
Property and equipment, net		$725,830	$744,822

For the three and nine months ended June 30, 2021, depreciation expense related to property and equipment amounted to $34,879 and $103,856, respectively.

NOTE 6 – DEBT

Convertible Debt – Related Party

On May 12, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an affiliated investor (the “Investor”) to purchase a convertible note (the “Note”) and accompanying warrant (the “Warrant”) for an aggregate investment amount of $1,000,000. The Note has a principal value of $1,000,000 and bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Note)) and shall mature on May 12, 2026 (the “Maturity Date”). The Company received the proceeds in three tranches with the first tranche of $333,334 received in May 2021, the second tranche of $333,333 received in June 2021 and the third tranche of $333,333 received in July 2021 (see Note 11). The Note is convertible at any time into shares of the Company’s common stock at a conversion price equal to $0.00313 per share for any amount of principal and accrued interest remaining outstanding (subject to adjustment as provided therein). The Company may prepay the Note at any time in an amount equal to 110% of the outstanding principal balance and accrued interest. In connection with the Company’s obligations under the Note, the Company entered into a security agreement (the “Security Agreement”) with Ashton Capital Corporation as agent, pursuant to which the Company granted a lien on certain pieces of laboratory equipment of the Company (the “Collateral”), for the benefit of the Investor, to secure the Company’s obligations under the Note. Upon an Event of Default (as defined in the Notes), the Investor may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral. As of June 30, 2021, the Note has an outstanding principal of $666,667 and accrued interest of $5,626.

In connection with the Note, the Investor was issued a Warrant to purchase up to 63,897,764 shares of common stock at an exercise price of $0.00313 per share (subject to adjustment as provided therein) until May 12, 2026 (see Note 9). The Warrants are exercisable for cash at any time. The Warrant was valued at $984,200 using the relative fair value method which was recorded as a debt discount which is being amortized over the life of the Note. In addition, the Note had a beneficial conversion feature (“BCF”) in the amount of $15,800 which was recorded as a debt discount which is being amortized over the life of the Note. The debt discount totaled $1,000,000 of which $666,667 was recorded as a debt discount equal to the proceeds received as of June 30, 2021 and the remaining $333,333 was recorded as deferred financing cost which is equal to the proceeds received subsequent to June 30, 2021. During the three months ended June 30, 2021, the Company amortized $14,116 of the debt discount which is included in interest expense in the accompanying condensed consolidated balance sheet.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Note Payable - Related Party

On April 26, 2021, the Company entered into a Promissory Note Agreement (the “Note”) with Jeffrey Busch who serves as a member of the Board of Directors (“Lender”) for a principal amount of $100,000. The Company received proceeds of $100,000. The Note bears an annual interest rate of 1%, matures on April 1, 2022 and can be prepaid in whole or in part without penalty. Pursuant to the Note, the Company has 90-day grace period following the maturity date after which the Lender shall charge a late payment fee equal to 1% of the outstanding principal balance and cost of collection, including legal fees. As of June 30, 2021, the Note had an outstanding principal of $100,000 and accrued interest of $178.

Note Payable

In September 2017, the Company entered into a loan agreement with a third-party investor (the “Loan”). Pursuant to the loan agreement, the Company borrowed the principal amount of $1,000. The Loan bears an annual interest rate of 33.3%, is unsecured and in default due to non-payment of the balance pursuant to the repayment terms. As of June 30, 2021, the loan had principal and accrued interest balances of $1,000 and $1,271, respectively.

NOTE 7 –LEASE LIABILITIES

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

Financing lease right-of-use assets (“Financing ROU”) is summarized below:

	June 30, 2021	September 30, 2020
	(Unaudited)
Financing ROU assets	$231,841	$231,841
Less accumulated depreciation	(108,926)	(74,150)
Balance of Financing ROU assets	$122,915	$157,691

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

For the three and nine months ended June 30, 2021, depreciation expense related to Financing ROU assets amounted to $11,592 and $34,776, respectively.

Financing lease liability related to the Financing ROU assets is summarized below:

	June 30, 2021	September 30, 2020
	(Unaudited)
Financing lease payables for equipment	$231,841	$231,841
Total financing lease payables	231,841	231,841
Payments of financing lease liabilities	(84,679)	(53,491)
Total	147,162	178,350
Less: short term portion	(46,289)	(42,234)
Long term portion	$100,873	$136,116

Future minimum lease payments under the financing lease agreements at June 30, 2021 are as follows:

Years ending September 30,	Amount
2021	$15,315
2022	61,266
2023	53,787
2024	40,875
2025	4,185
Total minimum financing lease payments	175,428
Less: discount to fair value	(28,266)
Total financing lease payable at June 30, 2021	$147,162

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

For the nine months ended June 30, 2021, lease costs amounted to $44,864 which included base lease costs of $26,363 and other expenses of $18,501, all of which were expensed during the period and included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability was a discount rate of 12% which was based on the Company’s estimated incremental borrowing rate.

Right-of-use asset (“ROU”) is summarized below:

	June 30, 2021	September 30, 2020
	(Unaudited)
Operating office lease	$231,337	$231,337
Less accumulated reduction	(52,879)	(25,134)
Balance of Operating ROU asset	$178,458	$206,203

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Operating lease liability related to the ROU asset is summarized below:

	June 30, 2021	September 30, 2020
	(Unaudited)
Operating office lease	$231,337	$231,337
Total operating lease liability	231,337	231,337
Reduction of operating lease liability	(44,864)	(18,501)
Total	186,473	212,836
Less: short term portion	(40,716)	(35,943)
Long term portion	$145,757	$176,893

Future base lease payments under the non-cancellable operating lease at June 30, 2021 are as follows:

Years ending September 30,	Amount
2021	$15,080
2022	61,382
2023	63,236
2024	65,137
2025	27,474
Total minimum non-cancellable operating lease payments	232,309
Less: discount to fair value	(45,836)
Total operating lease liability at June 30, 2021	$186,473

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

Pursuant to the Lease Amendment, the Company must pay a monthly base rent of (i) $5,660 for the year from 3/1/25 to 2/28/26 and (ii) $5,829 for each year thereafter. In addition, the Company must pay a monthly base rent for the Expanded Premises of: (i) $4,537 in the first year; (ii) $4,673 in the second year; (iii) $4,813 in the third year; (iv) $4,957 in the fourth year; and (v) $5,106 in the fifth year.

NOTE 8 – RELATED-PARTY TRANSACTIONS

On May 12, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an affiliated investor (the “Affiliated Investor”) to purchase a convertible note (the “Note”) and accompanying warrant (the “Warrant”) for an aggregate investment amount of $1,000,000. The Note has a principal value of $1,000,000 and bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Note)) and shall mature on May 12, 2026 (the “Maturity Date”) (see Note 6).

On April 26, 2021, the Company entered into Promissory Note Agreement (the “Note”) with Jeffrey Busch who serves as a member of the Board of Directors (“Lender”) for a principal amount of $100,000 (see Note 6). The Company received proceeds of $100,000.

On June 5, 2020, the Company entered into a consulting agreement with Mr. Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor to the Company’s Chief Executive Officer. The agreement was effective for a period of six-months, commencing on June 5, 2020. On August 14, 2020, Mr. Kucharchuk was appointed as the acting Chief Financial Officer. Thereafter, the agreement renewed on a month-to-month basis by mutual agreement of the parties. On September 24, 2020, Mr. Kucharchuk resigned as the acting Chief Financial Officer of the Company. Subsequently, his consulting contract was cancelled in November of 2020. Pursuant to the agreement, Mr. Kucharchuk was compensation in the amount of $15,000 per month.

During the nine months ended June 30, 2020, an outstanding balance in the amount of $160,000 owed for consulting fee – related party was converted into 0.24 shares of Series D-1 Preferred (see Note 9).

During the nine months ended June 30, 2020, the Company repaid $20,000 of outstanding advances to Dr. Ruxin.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

Series A Preferred Stock

On June 5, 2020, pursuant to the asset sale transaction and recapitalization (see Note 3), 667 shares of Series A were deemed to have been issued.

As of June 30, 2021 and September 30, 2020, there were 667 shares of the Company’s Series A Preferred Stock issued and outstanding held by a former member of the Board of Directors.

Series C-1 Preferred Stock

On June 5, 2020, pursuant to the asset sale and recapitalization transaction (see Note 3), 2,966.2212 shares of Series C-1 Preferred Stock was deemed to have been issued.

As of June 30, 2021 and September 30, 2020, the Company had 2,966.2212 shares of Series C-1 Preferred Stock issued and outstanding.

Series C-2 Preferred Stock

On June 5, 2020, pursuant to the asset sale and recapitalization transaction (see Note 3), 4,916.865 shares of Series C-2 Preferred Stock was deemed to have been issued.

As of June 30, 2021 and September 30, 2020, the Company had 4,916.865 shares of Series C-2 Preferred Stock issued and outstanding.

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

For the nine months ended June 30, 2020, the Company issued 7 shares of D-1 Preferred Stock for net proceeds of $2,590,000.

For the nine months ended June 30, 2020, the Company issued 1 share of D-1 Preferred Stock in exchange for the settlement of certain accrued compensation valued at $459,154 of which $160,000 was for a related party (see Note 8).

As of June 30, 2021 and September 30, 2020, the Company had no shares of Series D-1 Preferred Stock issued and outstanding.

Series D-2 Preferred Stock

On June 5, 2020, the Company is deemed to have issued 4,121.64 shares of Series D-2 Preferred Stock pursuant to the Asset Sale Transaction and recapitalization.

As of June 30, 2021 and September 30, 2020, there was no Series D-2 Preferred Stock issued and outstanding.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

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

During the three and nine months ended June 30, 2021, the Company also recorded dividends related to the Series E Preferred Stock in the amount of $39,890 and $119,561, respectively. As of June 30, 2021 and September 30, 2020, dividend payable balances were $39,998 and $6,120, respectively, reflected in the accompanying condensed consolidated balance sheet in accrued liabilities.

As of June 30, 2021, the Company had 1,000 shares of Series E Preferred Stock issued and outstanding classified as temporary equity in the accompanying condensed consolidated balance sheet.

Common Stock

During the nine months ended June 30, 2021, the Company, entered into Subscription Agreements with several accredited investors to sell, in a private placement, an aggregate of 431,309,904 shares of its common stock, par value $0.0001 per share, at a purchase price of $0.00313 per share for an aggregate purchase price of $1,350,000. These shares of common stock were sold by the Company in reliance upon an exemption from the registration requirements of the Act afforded by Section 4(a)(2) of the Act and/or Rule 506 of Regulation D thereunder. The private placements were made directly by the Company and no underwriter or placement agent was engaged by the Company. The Company did not engage in general solicitation or advertising and did not offer securities to the public in connection with this offering. As of June 30, 2021, this common stock has not been issued as the Company is unable to issue shares of common stock until it is current with all its SEC reporting requirements. Accordingly, the $1,350,000 is reflected in the accompanying condensed consolidated balance sheet in subscription payable.

On September 24, 2020, the Company converted 1,000 shares of Series D-1 Preferred Stock into 5,081,550,620 shares of common stock (see above Series D-1 Preferred Stock).

On September 24, 2020, the Company converted 4,121.64 shares of Series D-2 Preferred Stock into 41,216,000 shares of common stock (see below Series D-2 Preferred Stock).

On June 5, 2020, the Company is deemed to have issued 1,398,070 shares of common stock pursuant to the Asset Sale Transaction and recapitalization.

As of June 30, 2021 and September 30, 2020, the Company had 5,124,164,690 shares of common stock outstanding.

Stock options

Effective February 18, 2011, the Company’s Board of Directors (“Board”) adopted and approved the 2011 stock option plan. A total of 57 options to acquire shares of the Company’s common stock were authorized under the 2011 stock option plan. During each twelve-month period thereafter, our board of directors is authorized to increase the number of options authorized under this plan by up to 14 shares. No options were granted under the 2011 stock option plan as of June 30, 2021.

On April 28, 2020, the Board approved the 2020 Equity Incentive Plan (the “Plan”), as amended on May 29, 2020. The Plan shall be effective upon approval by the Stockholders which shall be within twelve (12) months after the approval of the Board. No Incentive Stock Option shall be exercised unless and until the Plan has been approved by the Stockholders. Upon the effective date of the Plan and the effectiveness of the authorized share increase, which occurred on September 24, 2020, 3,043,638,781 shares of the Company’s common stock were reserved for issuance under the Plan (the “Reserved Share Amount”), subject to the adjustments described in the Plan, and such Reserved Share Amount, when issued in accordance with the Plan, shall be validly issued, fully paid, and non-assessable. Pursuant to the Plan, the option price of each incentive stock option (except those that constitute substitute awards under the Plan) shall be at least the fair market value of a share of common stock on the respective grant date; provided, however, that in the event that a grantee is a ten-percent stockholder as of the grant date, the option price of an incentive stock option shall be not less than 110% of the fair market value of a share on the grant date. As of June 30, 2021, the 2020 Equity Incentive Plan has not yet been approved by the shareholders and the Company had no options issued and outstanding (see Note 10).

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Warrants

In connection with the convertible note, the Company issued a Warrant to purchase up to 63,897,764 shares of common stock at an exercise price of $0.00313 per share (subject to adjustment as provided therein) until May 12, 2026 (see Note 6). The Warrants are exercisable for cash at any time. The Warrant was valued at $984,200 using the relative fair value method was recorded as debt discount which is being amortized over the life of the convertible note.

In November 2019, in connection with the sale of series D-1 preferred stock, the Company issued certain warrants to a subscriber. On June 5, 2020, in connection with the Asset Sale Transaction and recapitalization, the company issued 656,674,588 new warrants to the same subscriber in exchange for the previously issued warrants. The new warrants are exercisable immediately at an exercise price of $0.00214 and expire on November 27, 2024.

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

As of June 30, 2021, the Company had 920,572,535 warrants issued and outstanding.

Warrants activities for the nine months ended June 30, 2021 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (Years)	Value
Balance Outstanding at September 30, 2020	856,674,588	$0.0020	4.59	$—
Issued in connection with a convertible debt – related party (see Note 6 and Note 8)	63,897,764	0.0031	4.87	—
Balance Outstanding at June 30, 2021	920,572,535	$0.0023	3.68	$—

Exercisable at June 30, 2021	720,572,535	$0.0022	3.54	$—

NOTE 10 – COMMITMENT AND CONTINGENCIES

Employment Agreements

Michael Ruxin, M.D.

On June 5, 2020, the Company and Dr. Michael Ruxin. entered into an employment agreement (the “Ruxin Employment Agreement”) for Dr. Ruxin to serve as the Company’s Chief Executive Officer, President and a director (see Note 3).

The Ruxin Employment Agreement provides that Dr. Ruxin will be employed for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Dr. Ruxin will be entitled to receive an annual base salary of $300,000 and will be eligible for an annual discretionary bonus of 150% of such base salary. In the Ruxin Employment Agreement, Dr. Ruxin is also promised, subject to the approval of the Board or a committee thereof, and under the 2020 Equity Incentive Plan (i) a one-time grant of 49,047,059 Restricted Stock Units (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of Common Stock, both of which will be subject to the terms and conditions of the applicable award agreement when executed. Dr. Ruxin is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As of June 30, 2021, the RSUs and options have not yet been granted or issued since the Board has not yet approved the grants and the 2020 Equity Incentive Plan has not been approved by the shareholders. Further, the board and Dr. Ruxin have not yet agreed on the terms of the options.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The Busch Employment Agreement provides that Mr. Busch will be employed for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Mr. Busch will be entitled to receive an annual base salary of $60,000 and will be eligible for an annual discretionary bonus. In the Busch Employment Agreement, Mr. Busch is also promised, subject to the approval of the Board or committee thereof, and under the 2020 Equity Incentive Plan (i) a one-time grant of 49,047,059 Restricted Stock (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of Common Stock, both of which will be subject to the terms and conditions of the applicable award agreement when executed. Mr. Busch is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As of June 30, 2021, the RSUs and options have not yet been granted or issued since the Board has not yet approved the grants and the 2020 Equity Incentive Plan has not been approved by the shareholders. Further, the board and Mr. Busch have not yet agreed on the terms of the options. As of June 30, 2021 and September 30, 2020, the Company has accrued director compensation of $117,500 and $72,500, respectively.

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

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Thomas E. Chilcott, III

On September 24, 2020, the Company appointed Thomas E. Chilcott, III, to serve as the Chief Financial Officer. The Company entered into an offer letter with Mr. Chilcott which provides that his base salary will be $225,000 per year and that he will be eligible to receive the following bonuses: $5,000 if the Company’s next Annual Report on Form 10-K is filed on or prior to December 12, 2020; $5,000 if the Company files a registration statement on Form S-1 on or prior to January 15, 2021; $5,000 if the Company completes a capital raise of at least $3,000,000 on or prior to Apri1 15, 2021; $20,000 if the Company completes a capital raise of at least $10,000,000 on or prior to September 30, 2021; and $15,000 if the Company successfully lists on the Nasdaq stock market on or before December 31, 2021. Mr. Chilcott is entitled to participate in all medical and other benefits that the Company has established for its employees. The offer letter also provides that Mr. Chilcott will be granted an option to purchase up to 94,545,096 shares of the Company’s common stock subject to terms including exercise price to be set by the Board of Directors of the Company. As of June 30, 2021, no bonus was due and no options have been granted to Mr. Chilcott.

Consulting Agreements

On July 5, 2020, the Company and a consultant entered into a Scientific Advisory Board Service Agreement (the “Advisory Agreement”) which provides for; (i) $2,000 monthly compensation; (ii) 88,786,943 stock options under the 2020 Equity Incentive Plan and; (iii) $1,500 per day for any special project requiring more than six hours of advisory service in a single day performed upon a written request from the Company. Either party may terminate the Advisory Agreement at any time upon ten days written notice to the other party unless either party neglects or fails to perform its obligations under the Advisory Agreement then the termination notice shall be effective upon receipt of the same. As of June 30, 2021, the Company and the consultants have not agreed on the terms of the 88,786,943 stock options and therefore these stock options are not considered granted by the Company. Further, as of June 30, 2021, the 2020 Equity Incentive Plan has not yet been approved by the shareholders.

On July 5, 2020, the Company and a consultant entered into a Pathology Advisory Board Service Agreement (the “Advisory Agreement”) which provides for; (i) $272 monthly compensation; (ii) 77,972,192 stock options under the 2020 Equity Incentive Plan and; (iii) $1,500 per day for any special project requiring more than six hours of advisory service in a single day performed upon a written request from the Company. Either party may terminate the Advisory Agreement at any time upon ten days written notice to the other party unless either party neglects or fails to perform its obligations under the Advisory Agreement then the termination notice shall be effective upon receipt of the same. As of June 30, 2021, the Company and the consultants have not agreed on the terms of the 77,972,192 stock options and therefore these stock options are not considered granted by the Company. Further, as of June 30, 2021, the 2020 Equity Incentive Plan has not yet been approved by the shareholders.

License Agreements

GMU License Agreement

In September 2006, the Company entered into an exclusive license agreement (“License Agreement”) with George Mason Intellectual Properties, a non-profit corporation formed for the benefit of George Mason University (“GMU”) which: (1) grants an exclusive worldwide license, with the right to grant sublicenses, under the licensed inventions to make, have made, import, use, market, offer for sale and sell products designed, manufactured, used and/or marketed for all fields and for all uses, subject to the exclusions as defined in the License Agreement; (2) grants an exclusive option to license past, existing, or future inventions in the Company’s field, from inventors that are obligated to assign to GMU and who have signed a memorandum of understanding acknowledging that developed intellectual property will be offered, subject to the exclusions as defined in the License Agreement; (3) the license and option granted specifically excludes biomarkers for lung, ovarian, and breast cancers in a diagnostic field of use and GMU inventions developed using materials obtained from third parties under agreements granting rights to inventions made using said materials and; (4) grants right to assign or otherwise transfer the license so long as such assignment or transfer is accompanied by a change of control transaction and GMU is given 14 days prior notice. In addition, the Company is required to make an annual payment of $50,000 to GMU as well as pay GMU a quarterly royalty equal to the net revenue multiplied by one and one-half percent (1.5%), due on a quarterly basis or a quarterly sublicense royalty equal to the net revenue multiplied by fifteen percent (15%). Further, the Company has the right of first refusal for all technology associated with RPPA technology from GMU. As of June 30, 2021 and September 30, 2020, the Company has accrued royalty fees of $1,455 and $832, respectively, reflected in the accompanying condensed consolidated balance sheet in accrued liabilities.

NIH License Agreement

In March 2018, the Company entered into two license agreements (“License Agreements”) with the National Institutes of Health (“NIH”) which grants the Company an exclusive and a nonexclusive United States license for certain patents. Pursuant to the License Agreements, the Company is required to make an annual payment of $6,000 to the NIH as well as pay the NIH a royalty equal to the net sales multiplied by three percent (3.0%) every June 30th and December 31st. Commencing on January 1st of the year following the year of the first commercial sale, the Company is subject to a non-refundable minimum annual royalty of $5,000. In addition, a sublicense royalty equal to the net revenue multiplied by ten percent (10%) will be payable upon sublicensing. As of June 30, 2021 and September 30, 2020, the Company has accrued royalty fees of $23,580 and $19,834, respectively, reflected in the accompanying condensed consolidated balance sheet in accrued liabilities.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

(UNAUDITED)

Employee Incentive Stock Options

In June 2020, in connection with the Asset Sale Transaction (see Note 3), the Company planned to issue approximately 1.8 billion stock options to employees, which include options in the employment agreements discussed above. As of June 30, 2021, these stock options had not yet been granted by the Company.

Lease

In December 2019, the Company entered into a lease agreement for its corporate and laboratory facility in Golden, Colorado. The lease is for a period of 60 months, with an option to extend, commencing in February 2020 and expiring in February 2025 (see Note 7).

On June 10, 2021, the Company entered into an amendment to its existing Warehouse Lease (the “Lease Amendment”) for its laboratory facility in Golden, CO. The amendment was entered into in order to: (i) extend the term of the lease to five years following completion of the Company’s improvements to the Expansion Premises (defined below);(ii) expand the premises to include the premises located at Unit 404, Building F, 15000 West 6th Avenue, Golden, Colorado 80401, consisting of approximately 4,734 rentable square feet (the “Expansion Premises”); (iii) modify the annual basic rent; (iv) increase the security deposit; (v) provide for a tenant improvement allowance; (vi) provide for additional parking; (vii) provide for renewal options; and (viii) make certain other modifications as more particularly set forth below in the Lease Amendment.

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

Other Contingencies

Pursuant to ASC 450-20 - Loss Contingencies, liabilities for contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of June 30, 2021 and September 30, 2020, the Company recorded a contingent liability of $69,440 and $64,040, respectively, resulting from certain liabilities of Avant prior to the asset sale and recapitalization transaction (see Note 3). The contingent liabilities consisted of two notes payables with a total outstanding principal balance of $40,000 as of June 30, 2021 and September 30, 2020 and accrued interest payable of $29,440 and $24,040 as of June 30, 2021 and September 30, 2020, respectively.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to June 30, 2021, the Company received the third tranche of the convertible debt in the amount of $333,333 (see Note 6).

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

Certificate of Designation of Series F Preferred Stock

On July 30, 2021, the Company filed a certificate of designation, preferences and rights of Series F Preferred Stock (the “Series F Certificate of Designation”), with the Nevada Secretary of State to designate 1,000 shares of its previously authorized preferred stock as Series F Preferred Stock, par value $0.0001 per share and a stated value of $2,000 per share. The Series F Certificate of Designation and its filing was approved by the Company’s board of directors without shareholder approval as provided for in the Company’s articles of incorporation and under Nevada law (see Note 1). The holders of shares of Series F Preferred Stock have the following preferences and rights:

●	From the Initial Issuance Date, cumulative dividends on each share of Series F shall accrue, on a monthly basis in arrears (with any partial month being made on a pro-rata basis), at the rate of 8% per annum on the Stated Value, plus the Additional Amount thereon. Dividends shall be paid within 15 days after the end of each month (“Dividend Payment Date”), at the option of the Holder in cash or through the issuance of shares of Common Stock. In the event that the Holder elects to receive its dividends in shares of Common Stock the number of shares of Common Stock to be issued to each applicable Holder shall be dividing the total dividend then being paid to such Holder by the average closing price of the Common Stock during the five trading days on the Principal Market prior to the Dividend Payment Date.

●	Holders of shares of Series F Preferred Stock are entitled to dividends or distributions on each share on an “as converted” into common stock basis, if, as and when declared from time to time by the Board of Directors.

●	Each share of Series F Preferred Stock is convertible into shares of common stock any time after the initial issuance date at the Conversion Price which is the lesser of: (i) $0.00313 or (ii) 75% of the average closing price of the common stock during the prior five trading days on the principal market, subject to adjustment as provided in the Series F Certificate of Designation including a price protection provision for offerings below the conversion price. Provided, however, the Conversion Price shall never be less than $0.0016. The number of shares of common stock issuable upon conversion shall be determined by multiplying the number of outstanding shares by the stated value per share of $2,000 plus additional amount by the Conversion Price.

●	In connection with, (i) a Change of Control of the Corporation or (ii) on the closing of, a Qualified Public Offering by the Corporation, all of the outstanding shares of Series F Preferred Stock (including any fraction of a share) shall automatically convert along with the Additional Amount into an aggregate number of shares of Common Stock (including any fraction of a share) as is determined by dividing the number of shares of Series F Preferred Stock (including any fraction of a share) by the Automatic Conversion Price then in effect. If a closing of a Change of Control transaction or a Qualified Public Offering occurs, such automatic conversion of all of the outstanding shares of Series F Preferred Stock shall be deemed to have been converted into shares of Common Stock as of immediately prior to the closing of such transaction or Qualified Public Offering.

●	In the event the Company issues or sells any securities including options or convertible securities, except for any Exempt Issuance (as defined in the Series F Certificate of Designation), at a price, an exercise price or conversion price of less than the conversion price, then upon such issuance or sale, the Series F Preferred Stock conversion price shall be reduced to the sale price, or the exercise price or conversion price of the securities sold.

●	Series F Preferred Stock shall rank pari passu with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Corporation with the Series C-1 Preferred Stock of the Corporation, the Series C-2 Preferred Stock of the Corporation, and the Series E Preferred Stock of the Corporation (the “Parity Stock”), and all other shares of capital stock of the Corporation shall be junior in rank to all Series F with respect to the preferences as to dividends (except for the Common Stock, which shall be pari passu as provided in the Series F Certificate of Designation), distributions and payments upon the liquidation, dissolution and winding up of the Corporation (such junior stock is referred to herein collectively as “Junior Stock”). The rights of all such Junior Stock shall be subject to the rights, powers, preferences and privileges of the Series F Preferred Stock. Without limiting any other provision of the Series F Certificate of Designation, without the prior express consent of the Required Holder, the Corporation shall not hereafter authorize or issue any additional or other shares of capital stock that is (i) of senior rank to the Series F Preferred Stock in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Corporation (collectively, the “Senior Preferred Stock”), or (ii) Parity Stock. Except as provided for herein, in the event of the merger or consolidation of the Corporation into another corporation, the Series F Preferred Stock shall maintain their relative rights, powers, designations, privileges and preferences provided for herein for a period of at least two years following such merger or consolidation and no such merger or consolidation shall cause result inconsistent therewith.

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

While some of these Orders were relaxed or lifted in different jurisdictions at various times during the nine months ended June 30, 2021, the overall impact of COVID-19 continues to have an adverse impact on business activities around the world. There is no assurance that Orders that were previously relaxed or lifted will not be reinstated as the spread of COVID-19 continues. For example, many jurisdictions have recently reinstated masking orders after test results have showed a resurgence of the pandemic. Resurgence of the pandemic in some markets has slowed the reopening process of businesses in those areas, including Europe where additional lockdowns have been recently reinstated. If COVID-19 infection trends continue to reverse and the pandemic intensifies and expands geographically, its negative impacts on our sales could be more prolonged and may become more severe. The long-term financial impact on our business cannot be reasonably estimated at this time.

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

Our plan of operation over the next 12 months is to:

●	Continue to validate the Theralink cancer biomarker technology under CAP/CLIA standards to provide personalized medicine regarding treatment options for biopharmaceutical companies, clinical oncologists and their cancer patients;

●	Grow revenue generated from pharmaceutical companies.

●	Complete partnerships with pharmaceutical companies to perform oncology-related data-generating testing services to create revenue; and

●	Continue to seek financing to grow the company.

Results of Operations

Comparison for Three and Nine Months Ended June 30, 2021 and 2020

Revenue

●	For the three months ended June 30, 2021 and 2020, total revenue was $278,925 and $24,886, respectively, an increase of $254,039 or 1,021%. The increase was primarily attributable to performance under research and development contracts for pharmaceutical companies during the three months ended June 30, 2021.

●	For the nine months ended June 30, 2021 and 2020, total revenue was $415,029 and $75,896, respectively, an increase of $339,133 or 447%. The increase was primarily attributable to performance under research and development contracts for pharmaceutical companies during the six months ended June 30, 2021.

Costs of Revenues

●	For the three months ended June 30, 2021 and 2020, cost of revenue was $69,253 and $7,422, respectively, an increase of $61,831 or 833%. The increase was primarily attributable to the increase in revenue discussed above.

●	For the nine months ended June 30, 2021 and 2020, cost of revenue was $99,298 and $23,421, respectively, an increase of $75,877 or 324%. The increase was primarily attributable to the increase in revenue discussed above.

Gross Margin

●	For the three months ended June 30, 2021 and 2020, gross margin was $209,672 and $17,464, respectively, an increase of $191,208 or 1,101%. The increase was primarily attributable to the increase in revenue and cost of revenue discussed above.

●	For the nine months ended June 30, 2021 and 2020, gross margin was $315,731 and $52,475, respectively, an increase of $263,256 or 502%. The increase was primarily attributable to the increase in revenue and cost of revenue discussed above.

Operating Expenses

For the three months ended June 30, 2021, expenses from operations amounted to $1,404,566 as compared to $975,208 for the three months ended June 30, 2020, an increase of $429,358, or 44%.

For the nine months ended June 30, 2021, expenses from operations amounted to $4,479,735 as compared to $2,032,850 for the nine months ended June 30, 2020, an increase of $2,446,885, or 120%.

For the three and nine months ended June 30, 2021 and 2020, operating expenses consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Professional fees	$243,517	$322,921	$654,736	$470,638
Consulting fee - related party	—	8,650	—	64,125
Compensation expense	532,414	372,610	1,654,693	822,329
Licensing fees	39,172	12,750	100,364	38,920
General and administrative expenses	589,463	258,277	2,069,942	639,838
Total	$1,404,566	$975,208	$4,479,735	$2,032,850

Professional fees

●	For the three months ended June 30, 2021, professional fees decreased by $79,404 or 25%, compared to the three months ended June 30, 2020. The decrease was primarily attributable to a decrease in legal fees of $83,271, a decrease in talent search fees of $63,000 offset by an increase in accounting fees of $65,492, an increase in consulting fees of $3,023 and an increase in IT services of $1,445.

●	For the nine months ended June 30, 2021, professional fees increased by $184,098 or 39%, compared to the nine months ended June 30, 2020. The increase was primarily attributable to an increase in accounting fees of $119,958, an increase in consulting fees of $145,355, an increase in IT services of $25,979 offset by a decrease in legal fees of $17,194 and a decrease in talent search fees of $90,000.

Consulting fees - related party

●	For the three months ended June 30, 2021, consulting fees - related party decreased by $8,650 or 100%, compared to the three months ended June 30, 2020. The decrease was the result of the Company terminating the consulting agreements with AVDX Investors Group, whose partner is on our board of directors, in May 2019 and International Infusion whose principal owner served as an officer of the Company in December 2019.

●	For the nine months ended June 30, 2021, consulting fees - related party decreased by $64,125 or 100%, compared to the nine months ended June 30, 2020. The decrease was the result of the Company terminating the consulting agreements with AVDX Investors Group, whose partner is on our board of directors, in May 2019 and International Infusion whose principal owner served as an officer of the Company in December 2019.

Compensation expense

●	For the three months ended June 30, 2021, compensation expense increased by $159,804 or 43%, as compared the three months ended June 30, 2020. The increase was attributable to an increase in administrative compensation and related expenses of $146,396 and an increase in employee benefits of $13,408 resulting from an increase of employees in 2021.

●	For the nine months ended June 30, 2021, compensation expense increased by $832,364 or 101%, as compared the nine months ended June 30, 2020. The increase was attributable to an increase in administrative compensation and related expenses of $790,056 and an increase in employee benefits of $42,308 resulting from an increase of employees in 2021.

Licensing fees

●	For the three months ended June 30, 2021, licensing fees increased by $26,422 or 207%, as compared the three months ended June 30, 2020.

●	For the nine months ended June 30, 2021, licensing fees increased by $61,444 or 158%, as compared the nine months ended June 30, 2020.

General and administrative expenses

●	For the three months ended June 30, 2021, general and administrative expenses increased by $331,186 or 128%, as compared to the three months ended June 30, 2020. The increase was primarily due to an increase in sample analysis of $208,826, an increase in depreciation expense of $25,160, an increase in laboratory supplies of $108,762, an increase in insurance expense of $28,384 offset by a decrease in biological expense of $31,860 and a decrease in office expenses of 7,046. The increase was a result of increase in revenue producing activities in 2021.

●	For the nine months ended June 30, 2021, general and administrative expenses increased by $1,433,104 or 225%, as compared to the nine months ended June 30, 2020. The increase was primarily due to an increase in sample analysis of $733,242, an increase in depreciation expense of $81,571, an increase in laboratory supplies of $436,033, an increase in biological expense of $75,677, and an increase in insurance expense of $87,604. The increase was a result of increase in revenue producing activities in 2021.

Loss from Operations

●	For the three months ended June 30, 2021, the loss from operations amounted to $1,194,894 as compared to $957,744 for the three months ended June 30, 2020, an increase of $237,150 or 25%. The increase was primarily a result of greater operating expenses as discussed above.

●	For the nine months ended June 30, 2021 the loss from operations amounted to $4,164,004 as compared to $1,980,375 for the nine months ended June 30, 2020, an increase of $2,183,629, or 110%. The increase was primarily a result of greater operating expenses as discussed above.

Other Income (Expense)

●	For the three months ended June 30, 2021, we had total other (expense), net of $(30,893) as compared to total other income, net of $165,391 for the three months ended June 30, 2020, a change of $196,284 or 119%. This change was primarily due to an increase in interest expense of $19,149 offset by a decrease on unrealized loss on market securities of $1,000, a decrease in loss on debt extinguishment of $108,060, a decrease in unrealized gain on exchange rate of $60,075 and a decrease in other income of $10,000 from the EIDL stimulus check.

●	For the nine months ended June 30, 2021, we had total other income, net of $157,329 as compared to total other income, net of $143,220 for the nine months ended June 30, 2020, an increase of $14,109 or 10%. This change was primarily due to an increase in interest expense of $19,964 and an increase in gain on debt extinguishment of $119,234 offset by a decrease on unrealized loss on market securities of $7,600, a decrease in unrealized gain on exchange rate of $82,761 and a decrease in other income of $10,000 from the EIDL stimulus check.

Net Loss

●	For the three months ended June 30, 2021, net loss attributable to common stockholders amounted to $1,185,897, or $(0.00) per share (basic and diluted), compared to $792,353 or $(2.04) per share (basic and diluted) for the three months ended June 30, 2020, an increase of $433,434 or 55%.

●	For nine months ended June 30, 2021, net loss attributable to common stockholders amounted to $3,887,114, or $(0.00) per share (basic and diluted), compared to $1,837,155 or $(19.19) per share (basic and diluted) for the nine months ended June 30, 2020, an increase of $2,169,520 or 118%.

Preferred Stock Dividend

●	For the three months ended June 30, 2021, the Company recorded dividend on the Series E Preferred stock of $39,890.

●	For the nine months ended June 30, 2021, the Company recorded dividend on the Series E Preferred stock of $119,561.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital (deficit) of $(2,234,813) and cash of $79,677 as of June 30, 2021 and working capital of $877,234 and $1,779,283 of cash as of September 30, 2020.

	June 30, 2021	September 30, 2020	Change	Percentage Change
Working capital (deficit):
Total current assets	$765,704	$2,067,971	$(1,302,267)	63%
Total current liabilities	(3,000,517)	(1,190,737)	(1,809,780)	152%
Working capital (deficit):	$(2,234,813)	$877,234	$(3,112,047)	355%

The decrease in working capital was primarily attributed to the decrease in current assets of $(1,302,267) and the increase in current liabilities of $1,809,780.

Cash Flows

The following table sets forth a summary of changes in cash flows for the nine months ended June 30, 2021 and 2021:

	Nine Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(3,700,721)	$(2,351,823)
Net cash provided by (used in) investing activities	(115,552)	180,371
Net cash provided by financing activities	2,116,667	2,545,241
Net change in cash	$(1,699,606)	$373,789

Net Cash Used in Operating Activities

Net cash used in operating activities was $3,700,721 for the nine months ended June 30, 2021, as compared to $2,351,823 for the nine months ended June 30, 2020, an increase of $1,348,898, or 57%.

●	Net cash used in operating activities for the nine months ended June 30, 2021 primarily reflected our net loss of $4,006,675 adjusted for the add-back of non-cash items such as depreciation expense of $138,632, non-cash lease cost of $1,382, amortization of debt discount of $14,116, gain on debt extinguishment of $227,294, unrealized loss on exchange rate of $22,686, unrealized loss on marketable securities of $3,600 and changes in operating asset and liabilities consisting primarily of an increase in accounts receivable of $149,938 offset by a decrease in laboratory supplies of $36,467, a decrease in prepaid expenses and other current assets of $44,420, a decrease in accounts payable of $252,383, a decrease in accrued liabilities and other liabilities of $20,950, and a decrease in deferred revenue of $148,550.

●	Net cash flow used in operating activities for the nine months ended June 30, 2020 primarily reflected our net loss of $1,837,155 adjusted for the add-back of non-cash items such as depreciation expense of $57,060, lease cost of $5,975, gain on debt extinguishment of $108,060, foreign currency transaction gain of $60,075, unrealized loss on marketable securities of $11,200 and changes in operating asset and liabilities consisting primarily of an increase in accounts receivable of $20,975, an increase in prepaid expenses and other current assets of $116,219, an increase in accounts payable of $212,840 offset by a decrease in accrued liabilities and other liabilities of $70,734.

Net Cash Provided by (Used in) Investing Activities

Net cash (used in) investing activities was $(115,552) for the nine months ended June 30, 2021, as compared to net cash provided by investing activities $180,371 for the nine months ended June 30, 2020, a change of $295,923, or 164%.

●	Net cash provided by investing activities for the nine months ended June 30, 2021, resulted from the purchase of property and equipment of $(116,052) offset by an adjustment related to a prior period redemption payment of $500.

●	Net cash provided by investing activities for the nine months ended June 30, 2020, resulted from the cash acquired from the Asset Sale Transaction of $675,928 offset by the purchase of property and equipment of $(495,557).

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2,116,667 for the nine months ended June 30, 2021, as compared to $2,545,241 for the nine months ended June 30, 2020, a decrease of $428,574, or 17%.

●	Net cash provided by financing activities for the nine months ended June 30, 2021, consisted of $1,350,000 of net proceeds from deposits from the sale of common stock, proceeds from convertible debt – related party of $666,667 and proceeds from a note payable – related party of $100,000.

●	Net cash provided by financing activities for the nine months ended June 30, 2020, consisted of $2,590,000 of net proceeds from the sale of preferred stock offset by the repayment of a related party advance of $20,000 and the repayment of convertible debt of $24,759.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company had net loss and net cash used in operations of $4,006,675 and $3,700,721, respectively, for the nine months ended June 30, 2021. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $47,313,824, $3,433,331 and $2,234,813, respectively, at June 30, 2021. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Future Financings

We will require additional financing to fund our planned operations. We currently do not have committed sources of additional financing and may not be able to obtain additional financing particularly if the volatile conditions of the stock and financial markets, and more particularly the market for early development stage company stocks persist.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the nine months ended June 30, 2021 and year ended September 30, 2020 include, but are not necessarily limited to, the valuation of assets and liabilities of discontinued operations, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of right-of-use (“ROU”) assets and lease liabilities, assumptions used in assessing impairment of long-lived assets, allowances for accounts receivable, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

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

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

Operating and financing lease ROU assets represents the right to use the leased asset for the lease term, Operating and financing lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the condensed consolidated statements of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2021, our disclosure controls and procedures were not effective.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2021. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of June 30, 2021, our internal control over financial reporting was not effective.

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

Management believes that despite our material weaknesses set forth above, our condensed consolidated financial statements for the quarter ended June 30, 2021 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 14, 2021, the Company agreed to sell 15,974,441 shares (the “Shares”) of its common stock, par value $0.0001 per share, at a purchase price of $0.00313 per share in a private placement for an aggregate purchase price of $50,000.

In connection with the private placement, the investor executed a subscription agreement in the form of Exhibit 10.1 attached hereto (the “Subscription Agreement”). In the Subscription Agreement, each investor represented to the Company, among other things, that they were an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act of 1933 (the “Act”)). The Shares are being sold by the Company under the Subscription Agreement in reliance upon an exemption from the registration requirements of the Act afforded by Section 4(a)(2) of the Act and/or Rule 506 of Regulation D thereunder. The private placement was made directly by the Company and no underwriter or placement agent was engaged by the Company. The Company did not engage in general solicitation or advertising and did not offer securities to the public in connection with such issuance.

Concurrently with the execution of the Subscription Agreement, the Company entered into a registration rights agreement with the investor in the form of Exhibit 10.2 attached hereto (the “Registration Rights Agreement”). The Registration Rights Agreement provides the investor piggyback registration rights for a period of six months following the issuance of the Shares.

The foregoing is only a summary of the Subscription Agreement and Registration Rights Agreement and does not purport to be complete descriptions thereof. Such descriptions are qualified in their entirety by reference to the Subscription Agreement and Registration Rights Agreement, copies of which are filed as Exhibits 10.1 and 10.2, respectively, to this Current Report on Form 10-Q and are incorporated by reference herein.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation, as amended	10-Q	3.1	06/11/2021

3.2	Amended and Restated Bylaws	8-K	3.1	11/01/2013

3.3	Amendment to Certificate of Designation for Series C-1 Convertible Preferred Stock	10-Q	3.3	06/11/2021

3.4	Designation for Series E Convertible Preferred Stock	8-K	3.1	09/22/2020

3.5	Designation for Series F Convertible Preferred Stock	8-K	3.1	08/06/2021

10.1	Form of Subscription Agreement	8-K	10.1	04/20/2021

10.2	Form of Registration Rights Agreement	8-K	10.2	04/20/2021

10.3	Convertible Secured Promissory Note, dated May 12, 2021	8-K	4.1	05/19/2021

10.4	Common Stock Purchase Warrant, issued May 12, 2021	8-K	4.2	05/19/2021

10.5	Securities Purchase Agreement, dated May 12, 2021	8-K	10.1	05/19/2021

10.6	Security Agreement, dated May 12, 2021	8-K	10.2	05/19/2021

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.				X

101.INS	INLINE XBRL INSTANCE DOCUMENT				X
101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA				X
101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				X
101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				X
101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE				X
101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERALINK TECHNOLOGIES, INC.

Dated: September 28, 2021	By:	/s/ Mick Ruxin, MD
Mick Ruxin, MD
Chief Executive Officer

Dated: September 28, 2021	By:	/s/ Thomas E. Chilcott, III
Thomas E. Chilcott, III
Chief Financial Officer, Treasurer and Secretary

