Form 10-K
period 2021-09-30
THERALINK TECHNOLOGIES, INC.
filed 2022-01-13
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2021

or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.5 million as of March 31, 2021.

The registrant had 5,582,386,896 shares of its common stock, par value $0.0001, issued and outstanding as of January 13, 2022.

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

ITEM 1. BUSINESS

Corporate History and Structure

Theralink Technologies, Inc., formerly OncBioMune Pharmaceuticals, Inc. (the “Company”), was a clinical-stage biopharmaceutical company engaged in the development of novel cancer immunotherapy products, with a proprietary vaccine technology. On June 5, 2020, the Company acquired the assets (the “Asset Sale Transaction”) of Avant Diagnostics, Inc., a Nevada corporation established in 2009 (“Avant”), pursuant to the Asset Purchase Agreement dated May 12, 2020 between the Company and Avant (the “Asset Purchase Agreement”). Avant is a commercial-stage precision medicine and molecular data-generating company that focuses on the development and commercialization of a series of patented, proprietary data-generating assays that may provide important actionable information for physicians and patients, as well as biopharmaceutical companies, in the areas of oncology.

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

On August 14, 2020, the Board appointed Mr. Andrew Kucharchuk as Acting Chief Financial Officer of the Company.

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

On September 24, 2020, Andrew Kucharchuk resigned from his position as Acting Chief Financial Officer. Mr. Kucharchuk continues to serve as a director on the Company’s Board of Directors. On the same day, the Company appointed Thomas E. Chilcott, III, to serve as the Chief Financial Officer.

Business Model

The Company is a commercial-stage, precision medicine, molecular data-generating company that focuses on the development and commercialization of a series of proprietary data-generating assays that may provide important actionable information for physicians, patients and biopharmaceutical companies, in the area of oncology. The Company’s near-term goal is to continue to commercialize the technology originally developed by Theranostics Health, Inc. This technology is differentiated due to:

●	An exclusive license agreement with George Mason University (“GMU”).

●	Having a patent portfolio licensed from GMU and the National Institute of Health (“NIH”).

●	Having access to the Ph.D.’s at GMU who have done pioneering work in phosphoproteomic-based biomarker diagnostics and are well-published in this area.

●	Expertise in cancer biomarker and data-generating laboratory testing data.

●	Development of proprietary, cutting-edge assays focused on precision oncology care.

●	Building revenue streams based on our proprietary technology Theralink.

Theralink is advancing proprietary technology in the field of phosphoproteomic research, a sector which has emerged as one of the most exciting new components in the high-growth field of precision molecular diagnostics. The Theralink platform makes it possible to generate an accurate and comprehensive portrait of protein pathway activation in diseased cells from each patient, and thereby determine which individuals may be better responders to certain targeted molecular therapies. The platform enables the quantitative measurement of the level of activation. Moreover, the sensitivity is many times greater than conventional mass spectrometry and other protein immunoassays. Initially spun-out of GMU in 2006, and subsequently elevated to the federal government’s Center for Medicare & Medicaid Services’ (“CMS”) Clinical Laboratory Improvement Amendments (“CLIA”) standards, the diagnostics suite is highly relevant for oncology patient management today by helping to improve (i) chemotherapy drug selection; (ii) immunotherapy drug selection; and (iii) optimization of combination therapy selection.

The biomarker and data-generating tests provide biopharmaceutical companies, clinical scientists and physicians with molecular-based guidance as to which patients may benefit from new molecular targeted therapeutics being developed and used to treat various life-threatening oncology diseases. These tests may also provide guidance to physicians on existing treatment standards that are recognized as the standard of care in the oncology treatment community. This addresses the core aspect of precision treatment by identifying which individuals are more likely to respond to specific targeted molecular therapies, thus forming the basis for personalized medicine.

The technology is based upon the pioneering work of three noted scientists, Drs. Lance Liotta, Emanuel Petricoin and Virginia Espina, in proteomic-based diagnostics. Theralink benefits from a portfolio of intellectual property derived from licensing agreements with:

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

Milestones

In the next 12 months, the Company intends to focus on completing key milestones to create value for both investors and the healthcare industry. These milestones include:

●	Establishing laboratory Standard Operating Procedures (“SOP’s”) to comply with New York, Washington, D.C., and Maryland CLIA, and the College of American Pathologists (“CAP”) standards;

●	Hire an Assistant Laboratory Director and additional lab techs and sales consultants;

●	Choose members to sit on our Medical and Scientific Advisory Boards;

●	Continue to validate additional Theralink cancer biomarker technology under CAP/CLIA standards to provide personalized medicine regarding treatment options for biopharmaceutical companies, clinical oncologists and their cancer patients;

●	Continue to partner with pharmaceutical companies to perform oncology-related data-generating testing services which generates additional revenues and

●	Continue to seek financing to grow the Company.

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

For therapy selection, companion diagnostic results are intended to elucidate the efficacy of a specific drug or drug class for specific cohorts of patients within which a given patient is placed. Companion diagnostic companies are of particular interest to both drug development companies and physicians. Drug development companies benefit from the results of companion diagnostic assays by improving their accuracy in selecting patients for clinical trials who are most likely to benefit from the therapeutic they are developing. Physicians may benefit from improved decision-making information by allowing them to match a specific patient with the most effective treatment option. The basis of the effectiveness of companion diagnostic assays is built upon surrogate biomarkers, which are intended to measure the effect of a specific pharmaceutical treatment and its correlation to a biomarker, or endpoint. To aid in therapy selection, Theralink believes the most effective method is by taking a phosphoproteomic approach to tumor analysis.

Asset Description and Intellectual Property

Background

Theranostics Health was a privately held company founded in 2006. Its core technologies were focused on the quantitative measurement of proteins contained in the key signaling pathways of a disease.These measurements include pre-analytical processing of preclinical and clinical samples, Laser Capture Microdissection (“LCM”), and Reverse Phase Protein Array (“RPPA”). The application of the technology enables Theralink to work with both freshly frozen and formalin-preserved research and clinical samples.

LCM is used to isolate specific cell populations from the many different types of cells usually present in a clinical biopsy tissue sample. Therefore, information derived from subsequent molecular assays is specific to that targeted cell population. RPPA enables sensitive, quantitative, calibrated, multiplexed analysis of cellular proteins from a limited amount of starting materials, such as clinical specimens. Theranostics Health had an exclusive license from the NIH to commercialize LCM isolation of cells for the proteomic analysis used for cancer diagnostics and companion diagnostics of which Theralink now is the licensee.

Patent Portfolio

We have exclusively licensed 7 granted U.S. patents. The term of individual patents depends upon the legal term for patents in the countries in which they were obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application.

GMU License Agreement

Our exclusive license agreement with GMU: (1) Grants an exclusive worldwide license, with the right to grant sublicenses, under the Licensed Inventions to make, have made, import, use, market, offer for sale and sell products designed, manufactured, used and/or marketed for all fields and for all uses, subject to the exclusions discussed below; (2) Grants an exclusive option to license past, existing, or future inventions in the field of theranostics, from inventors that are obligated to assign to GMU and who have signed a memorandum of understanding acknowledging that developed intellectual property will be offered, subject to the exclusions discussed below; (3) The license and option granted specifically excludes biomarkers for lung, ovarian, and breast cancers in a diagnostic field of use and GMU inventions developed using materials obtained from third parties under agreements granting rights to inventions made using said materials; and (4) Grants right to assign or otherwise transfer license so long as such assignment or transfer is accompanied by a change of control transaction and GMU is given 14 days prior notice. In addition, the Company is required to make an annual payment of $50,000 to GMU as well as pay GMU (i) a quarterly royalty equal to the net revenue multiplied by one and one-half percent (1.5%), due on a quarterly basis or (i) a quarterly sublicense royalty equal to the net revenue multiplied by fifteen percent (15%). In addition, Theralink has the right of first refusal for all technology associated with RPPA technology from GMU.

NIH License Agreement

Our license agreement with the NIH grants an exclusive United States license. Under this agreement, the Company is required to make an annual payment of $6,000 to the NIH as well as a royalty equal to the net sales multiplied by three percent (3.0%) every June 30th and December 31st. In addition, a sublicense royalty equal to the net revenue multiplied by ten percent (10%) will be payable upon sublicensing.

Regulatory Approvals – CAP/CLIA and FDA

Initially, the Company can provide data-generating services to certain counterparties such as biopharmaceutical companies for research use only (“RUO”). These counterparties will provide service revenues to the Company in the early years of its development.

The Company may expand its data-generating services to address a broader range of clients, specifically, either as a direct provider of diagnostic services to hospitals and chronic care providers for precision health screening by oncologists, or indirectly as a reference laboratory, thereby increasing potential diagnostic services revenues. The oncologists would eventually be using our data-generating services to optimize potential treatment protocols for breast cancer, gynecologic cancer, pancreatic cancer, GI cancer and non-small cell lung cancer patients, among others.

The CLIA are federal regulations for United States based clinical laboratories to provide industry standards for testing human samples for diagnostic purposes. These amendments were added to the laboratory requirements outlined in the Code of Federal Regulations, 42 CFR 493. Three federal agencies are responsible for ensuring laboratories comply with CLIA standards: Food and Drug Administration (“FDA”), the CMS, and the Center for Disease Control.

Further, a laboratory can pursue a higher level of designation by becoming accredited by a recognized accreditation agency. The CAP is such an agency. The CAP releases its own requirements building upon CLIA’s regulations. Compliance is assessed by a peer group site inspection every two years. Meeting these criteria ensures that industry specific standards for laboratory operations are upheld in the lab. These requirements can point out areas for improvement to reach the highest level of quality.

Subsequently, if Theralink receives FDA approval as a companion diagnostic, the Company would consider expanding its data-generating services by opening additional laboratory sites to assist oncologists using precision therapy selection in hospitals and chronic care provider groups. These oncologists would be using the data-generating services to optimize potential treatment protocols for breast cancer, gynecologic cancer, pancreatic cancer, GI cancer and non-small cell lung cancer patients once the Theralink assays are fully developed for these applications.

The attainment and timing of key regulatory approvals are critical and required to commence marketing and subsequent realization of revenues.

Goals for 2022 and Beyond

●	To attain reimbursement for our proprietary laboratory analyses (“PLA”) code for our Theralink assay, commence mass marketing: explore international partnerships and start to review potential opportunities in Canada, Asia and Europe;
●	Increase mass marketing and market share in all approved jurisdictions in 2022 and beyond
●	Work closely with biopharmaceutical companies to have the Theralink® assay named as a companion diagnostic.

Commercialization Strategy

Theralink is a micro-volume multi-marker tumor analysis platform that has been developed to improve upon the limitations of current techniques (such as western blot, immunohistochemistry (IHC), fluorescent in situ hybridization (FISH) and next generation sequencing (NGS)) that produce low resolution information with modest gains in predictive power on which to base treatment plans. Theralink’s Next Generation Proteomics (NGP) may improve decision-making for biopharmaceutical companies, oncologists and patients because it recommends therapeutic options that may be optimal for a patient’s specific tumor. The Theralink proprietary micro-volume protein expression platform can potentially improve the management of over 800,000 cancer patients in the US alone based on figures provided by the American Cancer Society. It is anticipated that Theralink will be brought to CAP standards for breast cancer, gynecologic cancer, pancreatic cancer, GI cancer and non-small cell lung cancer in the future, and eventually for most solid tumor cancers, including possibly glioblastoma multiforme (GBM).

Theralink is applicable along the entire continuum of drug development: from discovery, to pre-clinical through to drug commercialization.

Research Use Only (“RUO”) Segment

For our RUO segment, the target customers fall into two main groups: those requiring discovery and early-stage drug development, and those requiring later stage drug development.

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

CLIA Approved Laboratory Segment

Sample processing may be through the certified laboratory that the Company manages. There is the “direct sales” channel (same as above). In addition, there is the “companion diagnostic” aspect to the end-user as the hospital and chronic care provider for precision health screening by oncologists that is specifically related to a drug’s indication and efficacy for the patient’s specific cancer biomarkers. Theralink’s involvement with biopharmaceutical companies in various stages of drug development and RUO projects could lead to the Company becoming a successful companion diagnostic for those treatments.

Our initial objective was to capitalize on successful pilots with biopharmaceutical companies and leading medical institutions in a clinical trial environment. Management accomplished this objective with the successful commercial launch of Theralink during Q1 2021. Now we plan to gain rapid adoption as a differentiated technology in the personalized healthcare marketplace by leveraging the strong support of the many key opinion leaders and users of the pilot platform.

Theralink, our flagship product for our commercial strategy, will focus on precision health screening for oncologists.

The key ingredients to our commercial success will be:

1)	A proprietary technology that provides a credible point of entry to a well-defined medical market;

2)	Comprehensive protocols for cancer biomarkers positioned for seamless integration to established standards of care for oncologist treatment regimens;

3)	Eventually, a data friendly format and HIPPA compliance for ease of integration to monitoring systems and artificial intelligence (AI) modalities for oncologist teams to track precision diagnostics and monitor patient treatment outcomes.

A.	Proprietary Technology for credible commercial point of entry

Theralink’s focused technologies are of particular value to oncologist teams developing molecular targeted and/or combination therapies because of our ability to make very small and precise measurements in the cellular microenvironment. The platforms are based on assessing protein activation status (via post-translational modifications such as phosphorylation, methylation, cleavage, etc.) of drug targets and receptors, their downstream signal transduction pathways, and potential compensatory or adaptive mechanisms within targeted cell populations. These commercial collaborations are critically important as they may establish our Company’s platform as a “must have” in specific cancers (e.g., breast cancer management), where precise and targeted chemotherapy, and immunotherapies can make a dramatic difference in patient outcomes. We intend to collaborate with top industry and medical institution oncology experts, and key opinion leaders (“KOL’s”), who are focused on developing precision oncology therapeutics.

B.	Strong pipeline of potential commercial partners

Theralink intends to deliver a comprehensive precision cancer biomarker platform by seamlessly integrating its technology into the workflow of oncologists in various healthcare networked systems. Currently, the oncology precision tumor analysis market is dominated by genomic diagnostic companies such as Genomic Health and Foundation Medicine. Theralink’s technologies provide a unique, complementary and actionable knowledge base to existing market players, seeking to improve outcomes for oncologists and their patients. Our targeted commercial partners are seeking technologies that help differentiate their approach to oncology care, by using patient-centric solutions to help enable better chronic patient management during and after treatment to help maximize patient outcomes and prevent recurrences. Theralink sees this as a major commercial opportunity to serve both hospitals and primary care providers in the US. These same hospitals and primary care providers may have connections to cancer treatment programs abroad (i.e. Europe and Asia).

Operations During the Year ended September 30, 2021

During the fiscal year ended September 30, 2021, the Company focused on executing its business plan by building out its new lab in Golden, CO and validating the equipment in order to meet CLIA and CAP standards. In addition, the Company’s management team has been actively marketing its Theralink assay to KOLs, channel partners, and cancer centers throughout the US. The new lab has a LCM area, with two new LCM machines, which will help the Company commercialize its proprietary data-generating technology for biopharmaceutical companies. The Company has also installed a tissue culture lab in addition to the main lab, which has two RPPA instruments and three auto-stainers which will help the Company commercialize its proprietary data-generating technology for new pharmaceutical clients. Management believes the Company’s new lab now has all of the instruments necessary to service biopharma clients with oncology-focused preclinical and clinical drug development programs. Arrangements have been made to obtain the necessary population data (additional cancer tumor samples) to help the Company continue to build Lab Developed Tests (“LDT”) for other cancers for clinical clients.

In addition to the build out of the new lab, the Company has hired an experienced staff to be able to service potential customers. It has done this by hiring (i) two Ph.D’s from the GMU Proteomics Lab (ii) a histologist who is an expert in CLIA/CAP regulations (iii) an experienced Senior Director of Business Development who has been instrumental in developing oncology and channel partner networks that the Company believes will be important in developing a strong cancer patient referral base, (iv) a board-certified Medical Director and two Associate Medical Directors (v) a knowledgeable Director of Oncology Commercial Markets, who will initially be responsible for reimbursement, coding and overseeing patient reporting (vi) a Director of Bioinformatics and (vii) a Senior Director of Commercial Biopharma markets.

Marketing and Pricing

To date, the Company had derived its revenues primarily from biopharma research and development contracts. These contracts require the Company to provide services directed towards specific objectives and include developmental milestones and deliverables. Up-front payments are recorded as deferred revenue and recognized when milestones are achieved.

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

As a result of these significant changes in the laboratory testing market, it is evident that there is a significant commercial opportunity for companies that provide products or services that address the new needs of the evolving diagnostics marketplace. This is the market opportunity that the Company is addressing through its introduction of data-generating assays that use patented and proprietary technology to help improve patient health and help reduce the overall cost of healthcare through early detection, prevention, and treatment.

Our Strategy

The Company’s solution is to utilize the technology that it has exclusively licensed from GMU and the NIH to exploit the new opportunities that are evolving in the diagnostics industry, both for biopharmas and for oncologists and their patients. The Company was created to specifically commercialize reverse phase protein array (RPPA) assays and services that are focused on determining the right drug, for the right patient, at the right time. These novel data-generating technologies are based on patented and proprietary technology that is well-suited to be run in a central or regional laboratory utilizing samples that are collected by healthcare providers and sent to the authorized CLIA certified testing facility for processing. This approach is similar to the business model that Foundation Medicine® has utilized (which was recently purchased by Roche for $5.3 billion) with its genomic assays. The Company will market data-generating assays that may be over 50% actionable for intended use by oncologists and may be used to potentially determine which FDA-approved or investigational drug may be most efficacious in each cancer. To achieve this goal of commercializing new data-generating opportunities, the Company is leveraging off the strategic relationships that have been established with organizations such as GMU and others to develop unique and high value-added data-generating assays.

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

Food and Drug Administration

Although the FDA has consistently claimed that it has the authority to regulate laboratory-developed tests that are developed, validated and performed only by a CLIA certified laboratory, it has historically exercised enforcement discretion by not otherwise regulating most LDTs. Nevertheless, the FDA recently indicated that it is promulgating draft guidance for FDA regulation of most LDTs in the future.

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

In addition to the federal privacy regulations, there are a number of state laws regarding the privacy and security of health information and personal data that are applicable to our clinical laboratories. Many states have also implemented genetic testing and privacy laws imposing specific patient consent requirements and protecting test results by strictly limiting the disclosure of those results. State requirements are particularly stringent regarding predictive genetic tests, due to the risk of genetic discrimination against healthy patients identified through testing as being at a high risk for disease. We believe that we have taken the steps required of us to comply with health information privacy and security statutes and regulations, including genetic testing and genetic information privacy laws in all state and federal jurisdictions.

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

Reimbursement and Billing

Reimbursement and billing for diagnostic services are generally highly complex. Laboratories must bill various payors, such as private third-party payors, including Managed Care Organizations (“MCO”) and state and federal health care programs, such as Medicare and Medicaid, and each may have different billing requirements. Additionally, the audit requirements we must meet to ensure compliance with applicable laws and regulations, as well as our internal compliance policies and procedures, add further complexity to the billing process. Other factors that complicate billing include:

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

Employees

During the fiscal year ended September 30, 2021, the Company had sixteen active employees including the President and Chief Executive Officer and the Executive Chairman. The Company has not experienced any work disruptions or stoppages and it considers relations with its employees to be good. No employee of the Company is covered by a collective-bargaining agreement.

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

We had net losses of $5,471,649 and $3,170,267 for the years ended September 30, 2021 and 2020, respectively. The loss from operations were $5,565,979 and $3,356,790 for the years ended September 30, 2021 and 2020, respectively. The net cash used in operations were $4,780,930 and $3,470,755 for the years ended September 30, 2021 and 2020, respectively. Additionally, the Company had an accumulated deficit of $49,825,855 and $43,187,588, at September 30, 2021 and 20120 respectively, had a stockholders’ deficit of $4,945,362 at September 30, 2021, and had a working capital deficit of $2,657,337 at September 30, 2021. The Company had revenues of $505,604 and $181,229, for the years ended September 30, 2021 and 2020, respectively. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

Our losses have resulted principally from general and administrative expenses incurred while building our business infrastructure. We expect to continue to incur losses for the near future. Furthermore, we expect these losses to increase as we continue our research and development of and seek regulatory approval for Theralink and any other services we may develop, prepare for and begin to commercialize by adding infrastructure and personnel to support the development of our technology and operations as a public company. The net losses and negative cash flows from operations incurred to date, together with expected future losses, have had and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

Stay-at-home and social distancing orders have required some of our employees to work from home when possible, and other employees have been entirely prevented from performing their job duties until the orders are relaxed or lifted. The worldwide response to the pandemic has resulted in a significant downturn in economic activity and there is no assurance that government stimulus programs will successfully restore the economy to the levels that existed before the pandemic. If an economic recession or depression is sustained, it would likely have a material adverse effect on our business.

In certain jurisdictions, the stay-at-home orders have been relaxed but considerable uncertainty remains about the ultimate impact on our business. Even if the orders are lifted, there is no assurance that they will not be reinstated if the spread of COVID-19 continues. For example, many jurisdictions have recently reinstated orders requiring people to wear masks in public after test results have showed a resurgence of the pandemic. Resurgence of the pandemic in some markets has slowed the reopening process of businesses in those areas, including certain markets where additional lockdowns have been recently reinstated. If COVID-19 infection trends continue to reverse and the pandemic intensifies and expands geographically, its negative impacts on our sales could be more prolonged and may become more severe. The long-term financial impact on our business cannot be reasonably estimated at this time.

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

The rate of adoption of Theralink for early stage or advanced cancer and the ultimate market size will be dependent on several factors, including the education of treating physicians on the patient treatment process with Theralink and immunotherapies generally. A significant portion of the prospective patient base for treatment with Theralink may be under the care of oncologists who may have little or no experience with our technology. Acceptance by oncologists of Theralink as a treatment option may be slow and may require us to educate physicians on the benefits of using our technology.

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

Competition in the cancer therapeutics field is intense and accentuated by the rapid pace of advancements in product development. Further, research and discoveries by others may result in breakthroughs that render potential products obsolete before they generate revenue.

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

Some of our competitors in the cancer therapeutics field have substantially greater research and development capabilities than we do. Their manufacturing, marketing, financial and managerial resources may be greater than ours. Acquisitions of competing companies by large pharmaceutical and biotechnology companies could enhance our competitors’ resources. In addition, our competitors may obtain patent protection or FDA approval and commercialize products more rapidly than we do, which may impact future sales of our technology. We expect that competition among treatment options approved for sale will be based, among other things, on product efficacy, price, safety, reliability, availability, patent protection, and sales, marketing and distribution capabilities. Our profitability and financial position will suffer if our products receive regulatory approval but cannot compete effectively in the marketplace.

We could face competition from other approved technologies and products that could impact our profitability.

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

Risks Related to Regulations

Theralink in clinical development may be limited in use if we do not maintain or gain required regulatory approvals.

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

Our operations produce hazardous waste products, including chemicals, radioactive and biological materials. We are subject to a variety of federal, state and local laws and regulations relating to the use, handling, storage and disposal of these materials. Although we believe that our safety procedures for handling and disposing of these materials complies with the standards prescribed by state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. We generally contract with third parties for the disposal of such hazardous waste products. We are also subject to regulation by the Occupational Safety and Health Administration (“OSHA”), the Environmental Protection Agency (the “EPA”). Additionally, we must comply with the regulations under the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other regulatory statutes, and may in the future be subject to other federal, state or local regulations. OSHA and/or the EPA may promulgate regulations that may affect our research and development programs. We may be required to incur further costs to comply with current or future environmental and safety laws and regulations. In addition, in the event of accidental contamination or injury from these materials, we could be held liable for any damages that result, including remediation, and any such liability could exceed our resources.

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

The patent positions of companies such as ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of method of use patents or reformulation patents has emerged in the United States. The relevant patent laws and their interpretation outside of the United States are also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology or product candidates and to enforce the patent rights that we license, and could affect the value of such intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, or importing products that infringe on our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company-owned intellectual property, we cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our products, the methods of use, or the manufacture of those products. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our product candidates and practicing our proprietary technology, and the issued patents that we in-license and those that may be issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related products or could limit the term of patent protection that otherwise may exist for our technology. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents that we own or exclusively in-license. For these reasons, we may face competition with respect to our product candidates. Moreover, because of the extensive time required for development, testing, and regulatory review of a potential product, it is possible that, before any particular product candidate can be commercialized, any patent protection for such product may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.

If we are unable to protect our proprietary rights or to defend against infringement claims, we may not be able to compete effectively or operate profitably.

We invent and develop technologies that are the basis for or incorporated in our potential products. We protect our technology through United States and foreign patent filings, trademarks and trade secrets.

The fact that we may file a patent application or that a patent has been issued does not ensure that we will have meaningful protection from competition with regard to the underlying technology or product. Patents, if issued, may be challenged, invalidated, declared unenforceable or circumvented or may not cover all applications we may desire. Any pending or future patent applications may not result in issued patents. Patents may not provide us with adequate proprietary protection or advantages against competitors with, or who could develop, similar or competing technologies or who could design around our patents. Patent law relating to the scope of claims in the pharmaceutical field in which we operate is continually evolving and can be the subject of some uncertainty. The laws providing patent protection may change in a way that would limit our protection.

We also rely on trade secrets and know-how that we seek to protect, in part, through confidentiality agreements. Our policy is to require our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements. These agreements provide that all confidential information developed or made known to an individual during the course of their relationship with us be kept confidential and not disclosed to third parties except in specific limited circumstances. We also require signed confidentiality agreements from companies that receive our confidential data. For employees, consultants and contractors, we require confidentiality agreements providing that all inventions conceived while rendering services to us shall be assigned to us as our exclusive property. It is possible, however, that these parties may breach those agreements, and we may not have adequate remedies for such a breach. It is also possible that our trade secrets or know-how will otherwise become known to or be independently developed by competitors.

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

We may be subject to litigation with respect to the ownership and use of intellectual property that will be costly to defend. The outcome of such a defense in uncertain.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications may be due to be paid to the United States Patent and Trademark Office (“USPTO”), GMU, and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply with these requirements. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market creating a material adverse effect on our business.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our technology in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from using our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights.

Risks Relating to an Investment in Our Common Stock

Our trading price on the over-the-counter market does not reflect the value of our common stock

The trading price for our common stock has fluctuated between $0.15 and $6.28 in the last year. During this time, only approximately 1.4 million shares of our common stock were able to be traded on the over-the-counter market, while we had approximately 5.5 billion shares outstanding. The trading price of our common stock at January 11, 2022 was $1.00 per share, which would value our company at $5.5 billion, which we believe is not an accurate representation of the valuation of our company if the company were to be valued using other valuation methods unrelated to the value of the common stock. At the time when some the 5.5 billion shares become tradable in the hands of their stockholders, the trading price of our common stock will drop significantly.

Market volatility may affect our stock price, and the value of an investment in our common stock may be subject to sudden decreases.

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends on a number of factors, including the following, many of which are beyond our control:

●	the relative success of our commercialization efforts for Theralink;

●	our historical and anticipated operating results, including fluctuations in our financial and operating results or failure to meet revenue projections;

●	changes in government regulations affecting product approvals, reimbursement or other aspects of our or our competitors’ businesses;

●	announcements of technological innovations or new commercial products by us or our competitors;

●	developments concerning our key personnel;

●	our ability to protect our intellectual property, including in the face of changing laws;

●	announcements regarding significant collaborations or strategic alliances;

●	publicity regarding actual or potential performance of products under development by us or our competitors;

●	market perception of the prospects for biotechnology companies as an industry sector; and

●	general market and economic conditions.

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

In the Asset Sale Transaction, we issued a significant amount of equity securities, including Series D-1 and D-2 Preferred, which have subsequently converted into approximately 5.1 billion shares of common stock. We have outstanding Series C-1, C-2, E and F Preferred, which are convertible into approximately 2.159 billion shares of common stock, convertible notes which are convertible into approximately 866 million shares of common stock, and outstanding warrants of approximately 1.1 billion additional shares of common stock. We also promised approximately 1.9 billion options to our employees. These option when granted will be subject to the terms of the instrument as determined and approved by the Board. As a result of these past issuances and potential future issuances, your ownership interest in the Company has been, and may in the future be, substantially diluted. In addition, we continue to issue shares of common stock, preferred stock, warrants and common stock equivalents to finance the business when necessary.

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

Our common stock is quoted on the OTC Pink tier of the OTC Markets. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets are not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like the NASDAQ or a stock exchange like the New York Stock Exchange. The OTC Markets are not liquid markets. There is currently only a limited public market for our common stock. We cannot assure you that an active public market for our common stock will develop or be sustained in the future. If an active market for our common stock does not develop or is not sustained, the price may decline. These factors may result in investors having difficulty reselling any shares of our common stock.

We are subject to the “penny stock” rules, which means brokers cannot generally solicit the purchase of our common stock, which adversely affects its liquidity and market price.

The SEC has adopted regulations, which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock on the OTC has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity in the public markets for our shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office at 15000 W. 6th Avenue, Suite 400, Golden, CO 80401 is leased from a third party. In December 2019, we entered into a lease agreement for our corporate and laboratory facility in Golden, Colorado. The lease is for a period of 60 months, with continuing rental options, commencing in February 2020 and expiring in February 2025. Pursuant to the lease agreement, the lease requires the Company to pay a monthly base rent of; (i) $4,878 in the first year; (ii) $5,026 in the second year; (iii) $5,179 in the third year; (iv) $5,335 in the fourth year and; (v) $5,495 in the fifth year, plus a pro rata share of operating expenses beginning February 2020.

In June of 2021, we signed a first amendment to our original lease (the “Lease Amendment”) for the unoccupied space adjacent to our current space. The commencement date for this lease starts once the Tenant Improvements (as defined in the Lease Amendment) are substantially complete. Since the Tenant Improvements have not been completed as of the date of this report, the first amendment for the additional lease space has not commenced. Pursuant to the lease amendment, the Company will be required to pay a monthly base rent for the additional space of; (i) $4,537 in the first year; (ii) $4,673 in the second year; (iii) $4,813 in the third year; (iv) $4,957 in the fourth year and (v) $5,106 in the fifth year, plus a pro rata share of operating expenses. In conjunction with this amendment, the original lease was extended for a sixth year for a base rent of $5,660 per month. All additional months beyond this will incur a base rent of $5,829 until the expiration date.

We believe our facilities are adequate for our current and future needs.

ITEM 3. LEGAL PROCEEDINGS

In August 2017, numerous purported plaintiffs brought an action against Avant and their previous executive team in the District Court of Harris County Texas. The action alleges the plaintiffs were engaged by Avant to perform services prior to 2018 and were issued certain restricted shares of Avant as payment of those services and Avant did not remove the restrictive legend off of said shares. On July 1, 2021, the Company and Dr. Ruxin were added as defendants in the lawsuit. The Company believes plaintiffs’ claims are without merit and intends to defend these lawsuits vigorously.

On December 10, 2021, YPH LLC filed a complaint against the Company in the District Court for the Southern District of New York alleging that Theralink breached its Certificate of Designation for Series C-1 Convertible Preferred Stock by failing to honor a conversion notice submitted to it by YPH. Based on these and other allegations, Plaintiff asserts a breach of contract claim claiming that it has been damages in excess of $100 million. Plaintiff also seeks a decree of specific performance directing Theralink to deliver all shares due under the Conversion Notice. Theralink’s response to the complaint is due on February 4, 2022. The Company intends to vigorously defend this lawsuit.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of Common Stock

Our common stock is quoted on the OTC Pink, operated by the OTC Markets Group. Our symbol is “OBMP.”

As of January 13, 2022, there were approximately 186 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries and holders of unissued shares common stock.

Dividends

Preferred Stock

Series E Preferred Stock Dividends

For the year ended September 30, 2021 and 2020, the Series E Preferred stockholder earned dividends in the amount of $159,890 and $6,120, respectively. During the year ended September 30, 2021, we made cash payments in total amount of $152,859 towards the outstanding dividend payable. As of September 30, 2021, we had $13,151 of Series E Preferred stock dividend payable reflected in the accompanying consolidated balance sheets as accrued liabilities instead of temporary equity.

Series F Preferred Stock Dividends

For the year ended September 30, 2021, the Series F Preferred stockholder earned dividends in the amount of $6,728. During the year ended September 30, 2021, no cash payments were made, and we had $6,728 of Series F Preferred stock dividend payable reflected in the accompanying consolidated balance sheets as accrued liabilities instead of temporary equity.

Common Stock

We have not paid any cash dividends on our common stock and have no intention of paying any dividends on the shares of our common stock.

Recent Sales of Unregistered Securities

None

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding COVID-19

In December 2019, a novel strain of coronavirus known as COVID-19 was reported to have surfaced in China, and by March 2020 the spread of the virus had resulted in a world-wide pandemic. The U.S. economy was largely shut down by mass quarantines and government mandated stay-at-home orders (the “Orders”) to halt the spread of the virus. These Orders have required some of our employees to work from home when possible, and other employees have been entirely prevented from performing their job duties until the Orders are relaxed or lifted. The COVID-19 pandemic has required alternative selling approaches such as through social media. We may be unable to avoid future reductions in net revenue using these alternative selling approaches that avoid direct contact with our customers. The worldwide response to the pandemic has resulted in a significant downturn in economic activity and there is no assurance that government stimulus programs will successfully restore the economy to the levels that existed before the pandemic. If an economic recession or depression is sustained, it could have a material adverse effect on our business as demand for our technology could decrease.

While some of these Orders were relaxed or lifted in different jurisdictions at various times during the year ended September 30, 2021, the overall impact of COVID-19 continues to have an adverse impact on business activities around the world. There is no assurance that Orders that were previously relaxed or lifted will not be reinstated as the spread of COVID-19 continues. For example, many jurisdictions have recently reinstated masking orders after test results have showed a resurgence of the pandemic. If COVID-19 infection trends continue to reverse and the pandemic intensifies and expands geographically, its negative impacts on our sales could be more prolonged and may become more severe. The long-term financial impact on our business cannot be reasonably estimated at this time.

Overview

Theralink is a commercial-stage precision medicine and molecular data-generating company that focuses on the development and commercialization of a series of patented, proprietary data-generating assays that may provide important actionable information for physicians and patients, as well as biopharmaceutical companies, in the areas of oncology. Our near-term goal is to continue to commercialize the technology originally developed by Theranostics Health, a company whose assets we acquired in May 2016. The Company differentiates itself by:

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

Theralink is advancing its patented, proprietary technology in the field of phosphoproteomic research, a sector that has emerged as one of the most exciting new components in the high-growth field of precision molecular diagnostics. The Theralink platform makes it possible to generate an accurate and comprehensive portrait of protein pathway activation in diseased cells from each patient, and thereby determining which individuals may be better responders to certain targeted molecular therapies. The platform enables the quantitative measurement of the level of activation. Moreover, the sensitivity is many times greater than conventional mass spectrometry and other protein immunoassays. Initially spun-out of GMU in 2006, and subsequently elevated to the federal government’s Center for Medicare & Medicaid Services’ (“CMS”) Clinical Laboratory Improvement Amendments (“CLIA”) standards, the diagnostics suite may be highly relevant for oncology patient management today that may improve (i) chemotherapy drug selection; (ii) immunotherapy drug selection; and (iii) optimization of combination therapy selection.

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

The technology is based upon the pioneering work of three noted scientists, Drs. Lance Liotta, Emanuel Petricoin and Virginia Espina in proteomic-based diagnostics. We benefit from a portfolio of intellectual property derived from licensing agreements with:

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

Our plan of operation over the next 12 months is to:

●	Establish laboratory Standard Operating Procedures (SOP’s) to comply with New York, Washington, D.C., and Maryland CLIA, and the College of American Pathologists (“CAP”) standards;

●	Hire an Assistant Laboratory Director and additional lab techs and sales consultants;

●	Choose members to sit on our Medical and Scientific Advisory Boards;

●	Continue to validate additional Theralink cancer biomarker technology under CAP/CLIA standards to provide personalized medicine regarding treatment options for biopharmaceutical companies, clinical oncologists and their cancer patients;

●	Continue to partner with pharmaceutical companies to perform oncology-related data-generating testing services which generate additional revenues and

●	Continue to seek financing to grow the Company.

Results of Operations

Comparison for the Years Ended September 30, 2021 and 2020

Revenue

●	During the years ended September 30, 2021 and 2020, we generated revenues of $505,604 and $181,229, respectively, an increase of $324,375 or 179%. The increase was primarily attributable to services performed under research and development contracts for pharmaceutical companies.

Costs of Revenues

●	During the years ended September 30, 2021 and 2020, we incurred cost of revenue of $117,456 and $52,587, respectively, an increase of $64,869 or 123%. The increase was primarily attributable to the increase in revenue discussed above.

Gross Margin

●	For the years ended September 30, 2021 and 2020, gross margin was $388,148 and $128,642, respectively, an increase of $259,506 or 202%. The increase was primarily attributable to the increase in revenue and cost of revenue discussed above.

Operating Expenses

For the years ended September 30, 2021 and 2020, operating expenses consisted of the following:

	For the Years Ended September 30,
	2021	2020
Professional fees	$903,932	$925,626
Consulting fee - related party	—	70,125
Compensation expense	2,259,273	1,285,858
Licensing fees	131,469	51,670
General and administrative expenses	2,659,453	1,152,153
Total	$5,954,127	$3,485,432

Professional fees:

●	For the year ended September 30, 2021, professional fees decreased by $21,694 or 2%, as compared to the year ended September 30, 2020. The decrease was primarily attributable to a decrease in consulting fees of $89,259, decrease in legal fees of $58,866, decrease in talent search fees of $90,000 offset by an increase in accounting and audit fees of $199,600 and an increase in IT services of $12,831.

Consulting fee - related party:

●	For the year ended September 30, 2021, consulting fee - related party decreased by $70,125 or 100%, as compared to the year ended September 30, 2020. The decrease was the result of the Company terminating the consulting agreements with AVDX Investors Group in 2020, whose partner is on our Board, in May 2019 and International Infusion whose principal owner served as an officer of the Company in December 2019.

Compensation expense:

●	For the year ended September 30, 2021, compensation expense increased by $973,415 or 76%, as compared to the year ended September 30, 2020. The increase was attributable to an increase in administrative compensation and related expenses of $905,274 and an increase in employee benefits of $68,141 resulting from hiring a research specialist, assistant laboratory director and other laboratory employees in fiscal year 2021.

Licensing fees:

●	For the year ended September 30, 2021, licensing fees increased by $79,799 or 154%, as compared to the year ended September 30, 2020. The increase was attributable to an increase in the minimum royalties payable to GMU and the NIH. This increase can be attributed to the increase in sales in 2021.

General and administrative expenses:

●	For the year ended September 30, 2021, general and administrative expenses increased by $1,507,300 or 131%, as compared to the year ended September 30, 2020. The increase was primarily due to an increase in laboratory supplies expense of $589,920, an increase in sample analysis expense of $835,953, an increase in business insurance expense of $103,995 an, increase in depreciation expense of $87,970 offset by a decrease in biological expense of $33,782, a decrease in computer expense of $59,929 and a decrease in filing fees of $18,505. The increase was a result of the growth of revenue producing activities in fiscal year 2021.

Loss from Operations

For the year ended September 30, 2021, loss from operations amounted to $5,565,979 as compared to $3,356,790 for the year ended September 30, 2020, an increase of $2,209,189, or 66%. The increase was primarily a result of the increase in operating expenses discussed above.

Other Income (Expenses), net

For the year ended September 30, 2021, we had total other income of $94,330 and $186,523 for the year ended September 30, 2020, a decrease of $92,193 or 49%. The decrease was primarily due to the increase in gain on debt extinguishment of $61,855, an increase on unrealized loss on exchange rate, net of $71,888 which was related to the write-off of liabilities from discontinued operations, an increase in interest expense of $89,876, an increase in gain on disposal of a subsidiary of $1,000, increase in gain on dissolution of a subsidiary of $9,916 offset by a decrease in other income of $10,000 from the Economic Injury Disaster Loan (“EIDL”) stimulus check and a decrease in unrealized loss on marketable securities of $6,800.

Preferred Stock Dividend and Deemed Dividend

For the year ended September 30, 2021, related to the Series F Preferred stock, we recorded a beneficial conversion feature of $42,808 and the relative fair value of the issued warrant of $957,192 for a total of $1,000,000, accounted for as deemed dividend. For the year ended September 30, 2021, we also recorded dividends for the Series E Preferred stock and Series F Preferred stock in the amount of $159,890 and $6,728, respectively, for a total of $166,618 of preferred stock dividends.

For the year ended September 30, 2020, related to the Series E Preferred stock, we recorded a beneficial conversion feature of $2,000,000 accounted for as deemed dividend and Series E Preferred stock dividends of $6,120.

Net Loss Attributed to Common Stockholders

For the year ended September 30, 2021, net loss attributed to common stockholders amounted to $6,638,267, or $(0.00) per share (basic and diluted) compared to net loss attributed to common stockholders of to $5,176,387, or $(0.06) per share (basic and diluted), for the year ended September 30, 2020, an increase of $1,461,880, or 28%. The increase was a result of the changes in operating expenses and other expenses, net discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had working capital (deficit) of $(2,657,337) and $314,151 of cash as of September 30, 2021 and working capital of $877,234 and $1,779,283 of cash as of September 30, 2020.

	September 30, 2021	September 30, 2020	Change	Percentage Change
Working capital (deficit):
Total current assets	$638,753	$2,067,971	$(1,429,218)	69%
Total current liabilities	(3,296,090)	(1,190,737)	(2,105,353)	177%
Working capital (deficit):	$(2,657,337)	$877,234	$(3,534,571)	403%

The increase in working capital (deficit) was primarily attributable to the decrease in current assets of $1,429,218 and increase in current liabilities of $2,105,353.

Cash Flows

The following table sets forth a summary of changes in cash flows for the years ended September 30 2021 and 2020:

	Years Ended September 30,
	2021	2020
Cash used in operating activities	$(4,780,930)	$(3,470,755)
Cash provided by (used in) investing activities	(134,702)	144,390
Cash provided by financing activities	3,450,000	4,545,241
Net change in cash	$(1,465,132)	$1,218,876

Net Cash Used in Operating Activities:

Net cash used in operating activities was $4,780,930 for the year ended September 30, 2021 as compared to $3,470,755 for the year ended September 30, 2020, an increase of $1,310,175 or 38%.

●	Net cash used in operating activities for the year ended September 30, 2021 primarily reflected our net loss of $5,471,649 adjusted for the add-back on non-cash items such as depreciation expense of $185,730, lease cost of $1,596, amortization of debt discount of $64,981, gain on debt extinguishment of $227,294, unrealized loss on exchange rate of $22,686, unrealized loss on marketable securities of $100, gain on dissolution of a subsidiary of $9,916, gain on disposal of a subsidiary of $1,000 and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses and other current assets of $37,732, an increase in accounts payable of $415,190, an increase in accrued liabilities and other liabilities of $140,955, an increase in deferred revenue of $135,150 offset by a decrease in laboratory supplies of $273.

●	Net cash used in operating activities for the year ended September 30, 2020 primarily reflected our net loss of $3,170,267 adjusted for the add-back on non-cash items such as depreciation expense of $97,761, lease cost of $6,633, gain on debt extinguishment of $165,439, unrealized gain on exchange rate of $49,202, unrealized loss on marketable securities of $6,900 and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses and other current assets of $194,994, an increase in accounts payable of $46,341, offset by a decrease in accrued liabilities and other liabilities of $48,488.

Net Cash Provided by (Used in) Investing Activities

Net cash (used in) investing activities was $(134,202) for the year ended September 30, 2021 as compared to net cash provided by investing activities $144,390 for the year ended September 30, 2020, a change of $278,592, or 193%.

●	Net cash used in investing activities for the year ended September 30, 2021, resulted from the purchase of property and equipment of $(135,702) offset by an adjustment related to a prior period redemption payment of $500 and proceeds from disposal of a subsidiary of $1,000.

●	Net cash provided by investing activities for the year ended September 30, 2020, resulted from the cash acquired from the Asset Sale Transaction of $675,928 offset by the purchase of property and equipment of $531,538

Cash Provided by Financing Activities:

Net cash provided by financing activities was $3,450,000 for the year ended September 30, 2021 as compared to $4,545,241 for the year ended September 30, 2020, an increase of $1,095,241 or 24%.

●	Net cash provided by financing activities for the year ended September 30, 2021, consisted of $1,350,000 of net proceeds from deposits from the sale of common stock which are accounted for as liabilities until we are able to issue the shares, $1,000,000 proceeds from convertible debt – related party, $100,000 proceeds from a note payable – related party and $1,000,000 of proceeds from the sale of Series F Preferred stock.

●	Net cash provided by financing activities for the year ended September 30, 2020, consisted of $4,590,000 of net proceeds from the sale of preferred stock offset by the repayment of a related party advance of $20,000 and repayment of convertible debt of $24,759.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had net loss and net cash used in operations of $5,471,649 and $4,780,930, respectively, for the year ended September 30, 2021. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $49,825,855, $4,945,362 and $2,657,337 at September 30, 2021. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Financings

Sales of Series F Preferred Stock and Warrants Pursuant to Subscription Agreement

On July 30, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an affiliated investor, who is a beneficial shareholder, to purchase an aggregate amount of 500 shares of Series F Convertible Preferred Stock (the “Series F Preferred”) with an accompanying warrant for 63,897,764 shares of common stock (“Warrant”), for total proceeds of $1,000,000. The Series F Preferred Stock has a stated value of $2,000 per share and shall accrue monthly in arrears, dividends at the rate of 8% per annum on the stated value. The dividends shall be paid monthly at the option of the holder of the Series F Preferred in either cash or shares of common stock of the Company. The number of shares of common stock issuable upon conversion of the Series F Preferred is determined by dividing the stated value of the number of shares being converted, plus any accrued and unpaid dividends, by the lesser of: (i) $0.00313 and (ii) 75% of the average closing price of the Company’s common stock during the prior five trading days; provided, however, the conversion price shall never be less than $0.0016. In addition, the investor was issued the Warrant to purchase an amount of common stock equal to 20% of the shares of common stock issuable upon conversion of the Series F Preferred at an exercise price of $0.00313 per share (subject to adjustment as provided therein) until July 30, 2026. The Warrants are exercisable for cash at any time. The Warrant was valued using the relative fair value method and had a grant date fair value $957,192 and the Series F Preferred stock had a grant date fair value $42,808 which was recorded as a beneficial conversion feature (“BCF”).

In accordance to ASC 470 – Debt, the proceeds of $1,000,000 was allocated based on the relative fair values of the Series F preferred stock and the Warrant of $42,808 and $957,192, respectively. Although ASC 470 is for debt instruments issued with warrants, preferred shares issued with warrants should be accounted for in a similar manner.

Convertible Debt – Related Party

On May 12, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an affiliated investor, who is a beneficial shareholder (the “Investor”), to purchase a convertible note (the “Note”) and accompanying warrant for 63,897,764 of common stock, (the “Warrant”) for an aggregate investment amount of $1,000,000. The Note has a principal value of $1,000,000 and bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Note)) and shall mature on May 12, 2026 (the “Maturity Date”). The Company received the proceeds in three tranches with the first tranche of $333,334 received in May 2021, the second tranche of $333,333 received in June 2021 and the third tranche of $333,333 received in July 2021. The Note is convertible at any time into shares of the Company’s common stock at a conversion price equal to $0.00313 per share for any amount of principal and accrued interest remaining outstanding (subject to adjustment as provided therein). The Company may prepay the Note at any time in an amount equal to 110% of the outstanding principal balance and accrued interest. In connection with the Company’s obligations under the Note, the Company entered into a security agreement (the “Security Agreement”) with Ashton Capital Corporation as agent, pursuant to which the Company granted a lien on laboratory equipment of the Company (the “Collateral”), for the benefit of the Investor, to secure the Company’s obligations under the Note. Upon an Event of Default (as defined in the Notes), the Investor may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral. During the year ended September 30, 2021, the Company paid $19,142 of accrued interest. As of September 30, 2021, the Note has an outstanding principal of $1,000,000 and accrued interest of $6,575. It’s reflected in the accompanying consolidated balance sheet as a long-term convertible note payable – related party, net of discount in the amount of $64,981.

In connection with the Note, the Investor was issued a Warrant to purchase up to 63,897,764 shares of common stock at an exercise price of $0.00313 per share (subject to adjustment as provided therein) until May 12, 2026. The Warrants are exercisable for cash at any time. The Warrant was valued at $984,200 using the relative fair value method which was recorded as a debt discount which is being amortized over the life of the Note. In addition, the Note had a BCF in the amount of $15,800 which was recorded as a debt discount which is being amortized over the life of the Note. The debt discount totaled $1,000,000. During the year ended September 30, 2021, the Company amortized $64,981 of the debt discount which is included in interest expense in the accompanying consolidated statement of operations.

Note Payable - Related Party

On April 26, 2021, the Company entered into a Promissory Note Agreement (the “Note”) with Jeffrey Busch who serves as a member of the Board of Directors (“Lender”) for a principal amount of $100,000. The Company received proceeds of $100,000. The Note bears an annual interest rate of 1%, matures on April 1, 2022 and can be prepaid in whole or in part without penalty. Pursuant to the Note, the Company has a 90-day grace period following the maturity date after which the Lender shall charge a late payment fee equal to 1% of the outstanding principal balance and cost of collection, including legal fees. As of September 30, 2021, the Note had an outstanding principal of $100,000 and accrued interest of $427.

Sale of Common Stock

During the year ended September 30, 2021, the Company, entered into Subscription Agreements with several accredited investors to sell, in a private placement, an aggregate of 431,309,904 shares of its common stock, par value $0.0001 per share, at a purchase price of $0.00313 per share for an aggregate purchase price of $1,350,000. These shares of common stock were sold by the Company in reliance upon an exemption from the registration requirements of the Act afforded by Section 4(a)(2) of the Act and/or Rule 506 of Regulation D thereunder. The private placement was made directly by the Company and no underwriter or placement agent was engaged by the Company. The Company did not engage in general solicitation or advertising and did not offer securities to the public in connection with this offering. As of September 30, 2021, this common stock has not been issued. Accordingly, the $1,350,000 is reflected in the accompanying consolidated balance sheet as subscription payable.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the years ended September 30, 2021 and 2020 include, but are not necessarily limited to, the valuation of assets and liabilities of discontinued operations, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of right-of-use (“ROU”) assets and lease liabilities, assumptions used in assessing impairment of long-lived assets, allowances for accounts receivable, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

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

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

The Company provides research and development support to biopharmaceutical companies to assist their drug development programs. In January 2021, the Company began performing tumor profiling to support clinical patient therapeutic intervention. The services provided by the Company are performance obligations under services contracts. These contracts are completed over time and may lead to deferred revenue for services not completed at the end of a period. Management reviews the completion status of all jobs monthly to determine the appropriate amount of revenue to recognize. The Company offers these services to biopharmaceutical companies and to private individuals. The revenue recognized from services provided to private individuals during the year ended September 30, 2021 were minimal and therefore was not disaggregated for disclosure purposes.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of the revised guidance and believes that it will not have a significant impact on its consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules from page F-1 of this annual report on Form 10-K, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2021, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal Control Over Financial Reporting

Management’s Annual report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2021. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of September 30, 2021, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this report.

Name	Age	Position
Mick Ruxin, M. D.	75	Chief Executive Officer, President and Director
Thomas Chilcott	54	Chief Financial Officer
Jeffrey Busch	64	Chairman of the Board
Andrew Kucharchuk	41	Director
Yvonne C. Fors	49	Director

Biographical information concerning the directors and executive officers listed above is set forth below. The information has been provided to us about all the positions they hold, their principal occupation and their business experience for the past five years. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our Board to conclude that they should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. Each has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our Company and our Board. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until their qualified successor is elected.

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

Jeffrey Busch

Mr. Busch has served as the Chairman of our Board since June 2020. Mr. Busch is the current Chairman and CEO of Global Medical REIT, a NYSE listed (NYSE:GMRE) and publicly traded company which acquires licensed medical facilities. Mr. Busch has been a Presidential Appointee, entrepreneur and active investor in various asset classes, including medical and pharmaceutical since 1985. Mr. Busch has had a distinguished career in public service, which included serving as a Chief of Staff to a United States Congressman and serving in senior positions in two U.S. Presidential Administrations. Mr. Busch oversaw hundreds of millions of dollars in economic development programs. Mr. Busch represented the United States before the United Nations in Geneva, Switzerland. Mr. Busch has served as a top advisor to several publicly traded medical companies and has worked in the medical, blood supply and management fields. Mr. Busch also served as President of Safe Blood International Foundation, where he oversaw the establishment of medical facilities in 35 developing nations, including China. These facilities were funded by the U.S. Centers for Disease Control and Prevention, USAID, Chinese government and corporate and private entities. Mr. Busch is a graduate of the New York University Stern School of Business, holds a Master of Public Administration specializing in health care from New York University, and a Doctor of Jurisprudence from Emory University.

Andrew Kucharchuk

Mr. Kucharchuk has served as a director of our Company since June 2020. Mr. Kucharchuk served as our Chief Financial Officer from August 2020 until September 2020 and as a member of our Board since June 2020. Mr. Kucharchuk was previously the Chief Executive Officer and Chief Financial Officer of OncBioMune, Inc. prior to the Asset Sale. Mr. Kucharchuk is currently the Chief Executive Officer and Chairman of the Board of Directors of Adhera Therapeutics, a late clinical stage biotechnology company, with assets in the Parkinson’s and Type 1 Diabetes space. Mr. Kucharchuk is a graduate of Louisiana State University and Tulane University’s Freeman School of Business, where he earned an MBA with a Finance Concentration. Mr. Kucharchuk’s role as a former executive officer of our Company gives him insights into our day-to-day operations and a practical understanding of the issues and opportunities that face us which uniquely qualify him to serve as a member of our Board.

Yvonne C. Fors

Ms. Fors has served as a director of our Company since June 2020. She has taken an active role in all areas of the business since joining the team in 2000. Ms. Fors is the current Chief Financial Officer and Vice President of Finance for Ashton Capital Corporation. Her achievements at Ashton include growing the company through acquisitions, real estate development and investments. In her role, she establishes relationships and collaborates with banks and other financial institutions to leverage the assets of the corporation to fund future growth. Ms. Fors currently serves on the Board of Directors of Ashton Capital, SaviBank, Savi Financial Corporation and GaffTech. She is also actively involved in SWAN Investments, an early-stage investment fund located in Seattle. Previously, Ms. Fors was the Controller and Manager of four medical clinics in Las Vegas, Nevada. Ms. Fors holds a Bachelor of Science degree in Accounting from the University of Nevada, Las Vegas.

Family Relationships

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

Involvement in Certain Legal Proceedings

No director, executive officer, promoter or person of control of our Company has, during the last ten years: (i) been convicted in or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any Federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding of any violation with respect to such law, nor (iii) been a party to any bankruptcy petition filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

We are not engaged in, nor are we aware of any pending or threatened litigation in which any of our directors, executive officers, affiliates or owner of more than 5% of our common stock is a party adverse to us or has a material interest adverse to us.

Corporate Governance

Term of Office

Each director of our Company is to serve for a term of one year ending on the date of the subsequent annual meeting of stockholders following the annual meeting at which such director was elected. Notwithstanding the foregoing, each director is to serve until their successor is elected and qualified or until his or her death, resignation or removal. Our Board is to elect our officers and each officer is to serve until his successor is elected and qualified or until his death, resignation or removal.

Committees of the Board

Our Board held several formal meetings during the year ended September 30, 2021. All other proceedings of our Board were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held. During 2021, each incumbent director attended 75% or more of the meetings of our Board.

We currently do not have nominating or compensation committees or committees performing similar functions, nor do we have a written nominating or compensation committee charter. Our Board does not believe that it is necessary to have such committees because the functions of such committees can be adequately performed by our Board.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

For our fiscal year ended September 30, 2021, our Named Executive Officers were:

(i)	Mick Ruxin, M.D., our Chief Executive Officer, who has served as our Chief Executive Officer since June 2020;

(ii)	Thomas E. Chilcott, our Chief Financial Officer, who has served as our Chief Financial Officer, Secretary and Treasurer since September 2020. We had no other executive officers serving during the year ended September 30, 2021.

The following table shows compensation awarded to, paid to, or earned by our Named Executive Officers for the fiscal years ended September 30, 2021 and 2020:

SUMMARY COMPENSATION TABLE

FOR OUR NAMED EXECUTIVE OFFICERS

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Mick Ruxin, M.D,	2021	300,000	(1)	—	—	—	—	—	10,583	(2)	310,583
Chief Executive Officer, Effective June 2020	2020	302,430	(1)	—	—	—	—	—	9,582	(2)	312,012

Thomas E. Chilcott, III,	2021	225,000	(4)	—	—	—	—	—	—		225,000
Chief Financial Officer, Effective September 2020	2020	4,327	(4)	—	—	—	—	—	—		4,327

Andrew Kucharchuk,	2021	—		—	—	—	—	—	—		—
Former Chief Financial Officer	2020	56,654	(3)	—	—	—	—	—	—		56,654

(1)	On June 5, 2020, Dr. Ruxin was appointed to serve as our Chief Executive Officer with an annual salary of $300,000 pursuant to his employment agreement dated June 5, 2020. During 2021, $62,500 of Dr. Ruxin salary was accrued to be paid in the future.

(2)	Represents Dr. Ruxin’s health insurance allowance.

(3)	On August 14, 2020, Andrew Kucharchuk was appointed as the Acting Chief Financial Officer of the Company with an annual salary of $180,000. Mr. Kucharchuk resigned on September 24, 2020.

(4)	On September 29, 2020, Thomas Chilcott was appointed the Chief Financial Officer of the Company with an annual salary of $225,000.

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

The Ruxin Employment Agreement is for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Dr. Ruxin will be entitled to receive an annual base salary of $300,000 and will be eligible for an annual discretionary bonus of 150% of such base salary. In the Ruxin Employment Agreement, Dr. Ruxin is also promised, subject to the approval of the Board or a committee thereof, and under the 2020 Equity Incentive Plan (i) a one-time grant of 49,047,059 Restricted Stock Units (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of Common Stock, both of which will be subject to the terms and conditions of the applicable award agreements when executed. Dr. Ruxin is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As of September 30, 2021, the RSUs and options have not yet been granted or issued since the Board has not yet approved the grants and the 2020 Equity Incentive Plan has not been approved by the shareholders. Further, the board and Dr. Ruxin have not yet agreed on the terms of the options.

Dr. Ruxin is an “at-will” employee and his employment may be terminated by the Company at any time, with or without cause. In the event Dr. Ruxin’s employment is terminated by the Company without Cause (as defined in the Ruxin Agreement), with Good Reason (as defined in the Ruxin Agreement) or as a result of a non-renewal of the term of employment under the Ruxin Agreement, Dr. Ruxin shall be entitled to receive the sum of (I) the Severance Multiple (as defined below), multiplied by his base salary immediately prior to such termination and (II) a pro-rata portion of his bonus for the year in which such termination occurs equal to (a) his bonus for the most recently completed calendar year (if any), multiplied by (b) a fraction, the numerator of which is the number of days that have elapsed from the beginning of such calendar year through the date of termination and the denominator of which is the total number of days in such calendar year. “Severance Multiple” shall mean 3.0; provided, however, that if the date of termination occurs on or at any time during the twelve (12)-month period following a Change in Control, the Severance Multiple shall mean 4.0. In addition, the Company shall accelerate the vesting of any outstanding, unvested equity awards granted to Dr. Ruxin prior to the date of termination and he shall be entitled to reimbursement of any COBRA payments made during the 18-month period following the date of termination.

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

The Busch Employment Agreement is for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Mr. Busch will be entitled to receive an annual base salary of $60,000 and will be eligible for an annual discretionary bonus. In the Busch Employment Agreement, Mr. Busch is also promised, subject to the approval of the Board or committee thereof, and under the 2020 Equity Incentive Plan (i) a one-time grant of 49,047,059 Restricted Stock (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of Common Stock, both of which will be subject to the terms and conditions of the applicable award agreements when executed. Mr. Busch is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As of September 30, 2021, the RSUs and options have not yet been granted or issued since the Board has not yet approved the grants and the 2020 Equity Incentive Plan has not been approved by the shareholders. Further, the Board and Mr. Busch have not yet agreed on the terms of the options.

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

Outstanding Equity Awards

As of September 30, 2021, there were no outstanding equity awards.

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

“Good Reason” means:

●	A material diminution in employee’s base salary or authority, duties and responsibilities with the Company or its subsidiaries;
●	A material breach by the Company of any of its obligations under the employment contract; or
●	The relocation of the geographic location of employee’s principal place of employment by more than twenty-five (25) miles from the location of employee’s principal place of employment as of the effective date.

“Cause” means:

●	Employee’s material breach of the employment agreement or any other written agreement between the employee and one or more members of the Company, including employee’s material breach of any representation, warranty or covenant made under any such agreement;

●	Employee’s material breach of any law applicable to the workplace or employment relationship, or Employee’s material breach of any policy or code of conduct established by a member of the Company and applicable to the employee;

●	Employee’s gross negligence, willful misconduct, material breach of fiduciary duty, fraud, theft or embezzlement on the part of employee;

●	The commission by Employee of, or conviction or indictment of employee for, or plea of nolo contendere by employee to, any felony (or state law equivalent) or any crime involving moral turpitude; or

●	Employee’s willful failure or refusal, other than due to disability, to perform employee’s obligations pursuant to the employment contract or to follow any lawful directive from the board, as determined by the board (sitting without employee, if applicable); provided, however, that if employee’s actions or omissions as set forth in the employment agreement are of such a nature that the board determines that they are curable by the employee, such actions or omissions must remain uncured thirty (30) days after the board first provided employee written notice of the obligation to cure such actions or omissions.

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

The employment agreements do not provide for the payment of a “gross-up” payment under Section 280G of the Code. The following table provides estimates of the potential severance and other post-termination benefits that each of Dr. Ruxin and Mr. Busch would have been entitled to receive assuming their respective employment was terminated as of September 30, 2021, for the reason set forth in each of the columns.

Recipient and Benefit	Cause; Without Good Reason		Without Cause; Good Reason	Death; Disability	Change in Control
Mick Ruxin, M.D.:
Salary		$—	$900,000	$—	$1,200,000
Stock Options		—	—	—	—
Value of Health Benefits Provided after Termination (1)		—	31,752	—	31,752
Total		$—	$931,752	$—	$1,231,752

Jeffrey Busch:
Salary	$		$180,000	$—	$240,000
Stock Options		—	—	—	—
Value of Health Benefits Provided after Termination (1)		—	—	—	—
Total	$		$180,000	$—	$240,000

(1)	The value of such benefits is determined based on the estimated cost of providing health benefits to the Named Executive Officer for a period of eighteen months.

Compensation of Directors

During the year ended September 30, 2021, we did not pay compensation to any of our non-employee directors in connection with their service on our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock, Series E preferred stock and Series F Preferred Stock as of January 13, 2022, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and each of our Named Executive Officers and (iii) all executive officers and directors as a group.

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

Name and Address of Beneficial Owner (1)	Common Stock Beneficial Ownership(2)		Percent of Class
Other 5% Stockholders:
Avant Diagnostics, Inc	5,081,549,184		63.7%
Douglas Mergenthaler	2,390,294,244	(3)	30.0%

Named Executive Officers and Directors:
Mick Ruxin, M.D.	—		—
Jeffrey Busch	—		—
Thomas Chilcott, III	—		—
Yvonne C. Fors	—		—
Andrew Kucharchuk	290,000		*
All executive officers and directors as a group (five persons)

* Indicates less than 1%

(1)	Unless otherwise indicated, the business address of each person listed is in care of Theralink Technologies, Inc., 15000 W. 6th Avenue, Suite 400, Golden, CO 80401.

(2)	The number and percentage of shares beneficially owned are determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares of common stock that the individual has the right to acquire within 60 days of January 13, 2022, through the exercise of any stock option or other right. As of September 22, 2022, 5,555,473,158 shares of the Company’s common stock were outstanding.

(3)	The address for Douglas Mergenthaler is Ashton Capital Corporation, 1201 Monster Road SW, Suite 350, Renton, WA 98057. All securities held by Mr. Mergenthaler are held either directly or indirectly through Aston Capital, an investment fund that Mr. Mergenthaler controls. The amount shown includes: (1) 656,674,588 shares of common stock issuable upon the exercise of warrants that expire on November 27, 2024 with an exercise price of $.00214; (2) 319,488,818 shares of common stock currently issuable upon conversion of a convertible secured promissory note that matures on May 12, 2026; (3) 63,897,764 shares of common stock issuable upon the exercise of warrants that expire on May 12, 2026, at an exercise price of $.00313; (4) 63,897,764 shares of common stock issuable upon the exercise of warrants that expire on May 12, 2026, at an exercise price of $.00313; (5) 638,977,636 shares of common stock currently issuable upon the conversion of 1,000 shares of Series E Convertible Preferred Stock of the Company; (6) 319,488,818 shares of common stock currently issuable upon the conversion of 500 shares of Series F Convertible Preferred Stock of the Company; (7) 273,224,045 shares of common stock currently issuable upon conversion of a convertible secured promissory note that matures on November 1, 2026; and (8) 36,448,089 shares of common stock issuable upon the exercise of warrants that expire on November 1, 2026, at an exercise price of $.00366.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On June 5, 2020, the Company entered into a consulting agreement with Mr. Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor to the Company’s Chief Executive Officer. Pursuant to the agreement, Mr. Kucharchuk was paid a monthly fee of $15,000. The agreement terminated on December 5, 2020. On August 14, 2020, Mr. Kucharchuk was appointed as the acting Chief Financial Officer. Thereafter, the agreement renewed on a month-to-month basis by mutual agreement of the parties. On September 24, 2020, Mr. Kucharchuk resigned as the acting Chief Financial Officer of the Company.

On September 16, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with an affiliated investor, who is a beneficial shareholder, to purchase an aggregate amount of 1,000 shares of Series E Convertible Preferred Stock of the Company (the “Series E Preferred”) for an aggregate investment amount of $2,000,000. The Company’s Series E Preferred Stock has a stated value of $2,000 per share and shall accrue, on a quarterly basis in arrears, dividends at the rate of 8% per annum on the stated value. The dividends shall be paid quarterly at the option of the holder of the Series E Preferred in either cash or shares of common stock of the Company. The Series E Preferred is convertible two days after the increase in the Company’s authorized common stock which became effective on September 24, 2020. The number of shares of common stock issuable on the conversion of the Series E Preferred is determined by dividing the stated value of the number of shares being converted, plus any accrued and unpaid dividends, by the lesser of: (i) $0.00375 and (ii) 75% of the average closing price of the Company’s common stock during the prior five trading days; provided, however, the conversion price shall never be less than $0.0021. For eighteen months from the anniversary of the closing, the Company needs to obtain consent from several investors prior to engaging in any future capital raises.

During the year ended September 30, 2020, a $160,000 outstanding balance owed for consulting fee – related party was converted into 0.24 shares of Series D-1 Preferred.

During the year ended September 30, 2020, the Company repaid an outstanding $20,000 advance to a related party.

Effective January 1, 2021, the Company entered into a consulting agreement with Mr. Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor. The agreement was effective for a period of twelve months, commencing on January 1, 2021 and shall renew on a month-to month basis, subject to the right of the Company and Mr. Kucharchuk to terminate the agreement. Pursuant to the terms of the agreement, Mr. Kucharchuk shall be paid $2,000 per month. As of September 30, 2021, the Company recorded accrued consulting fees in the amount of $18,000 reflected under accrued liabilities – related party in the accompanying balance sheets.

On April 26, 2021, the Company entered into a Promissory Note Agreement (the “Note”) with Jeffrey Busch who serves as a member of the Board for a principal amount of $100,000 with the Company receiving proceeds of $100,000. As of September 30, 2021, the Note had outstanding principal of $100,000 and accrued interest of $427.

On May 12, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an affiliated investor, who is a existing shareholder (“Affiliated Investor”), to purchase a convertible note (the “Note”) and accompanying warrant for 63,897,764 shares of commons stock (the “Warrant”), for an aggregate investment amount of $1,000,000. The Note has a principal value of $1,000,000 and bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Note)) and shall mature on May 12, 2026 (the “Maturity Date”). As of September 30, 2021, the Note had outstanding principal of $1,000,000 and accrued interest of $6,575. It’s reflected in the accompanying consolidated balance sheet as a long term convertible note payable – related party, net of discount in the amount of $64,981.

On July 30, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an affiliated investor, who is an existing shareholder, to purchase an aggregate amount of 500 shares of Series F Convertible Preferred Stock (the “Series F Preferred”) with accompanying warrants for 63,897,764 shares of common stock (the “Warrant”), for total proceeds of $1,000,000. The Series F Preferred Stock has a stated value of $2,000 per share and shall accrue monthly in arrears, dividends at the rate of 8% per annum on the stated value. The dividends shall be paid monthly at the option of the holder of the Series F Preferred in either cash or shares of common stock of the Company. The number of shares of common stock issuable upon conversion of the Series F Preferred is determined by dividing the stated value of the number of shares being converted, plus any accrued and unpaid dividends, by the lesser of: (i) $0.00313 and (ii) 75% of the average closing price of the Company’s common stock during the prior five trading days; provided, however, the conversion price shall never be less than $0.0016. In addition, the investor was issued the Warrant to purchase an amount of common stock equal to 20% of the shares of common stock issuable upon conversion of the Series F Preferred at an exercise price of $0.00313 per share (subject to adjustment as provided therein) until July 30, 2026. The Warrant is exercisable for cash at any time.

As of September 30, 2021, the Company owed an executive for expense reimbursements in the aggregate amount of $3,714 which is reflected on the accompanying balance sheet as accounts payable – related party.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Previously, the Company engaged Weinstein International C.P.A. to serve as our independent auditors. On June 4, 2021, the Company’s Board determined that the Company’s independent registered public accounting firm prior to the acquisition of Avant, Salberg & Company, P.A., would be the independent registered public accounting firm for the Company for the fiscal year ending September 30, 2020. Accordingly, Weinstein, the independent public accounting firm of Avant, as the accounting acquirer, was dismissed and will no longer be the Company’s independent registered public accounting firm.

The following table sets forth the fees billed to our Company for the years ended September 30, 2021 and 2020 for professional services rendered by Salberg & Company, P.A., our independent registered public accounting firms:

Fees	2021	2020
Audit Fees	$72,000	$75,000
Audit Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total Fees	$72,000	$75,000

The following table sets forth the fees billed to our Company for the year ended September 30, 2020 for professional services rendered by Weinstein International C.P.A., our prior independent registered public accounting firms:

Fees	2021	2020
Audit Fees	$64,000	$48,000
Audit Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total Fees	$64,000	$48,000

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the 2021 and 2020 fiscal years.

Audit-related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended September 30, 2021 and 2020, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2021 and 2020 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

Policy on Pre-Approval of Services of Independent Registered Public Accounting Firm

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

	3.	Exhibits (including those incorporated by reference).

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Asset Purchase Agreement, dated May 12, 2020, by and among OncBioMune Pharmaceuticals, Inc. and Avant Diagnostics, Inc.	8-K	2.1	05/13/2020

3.1	Amended and Restated Articles of Incorporation, as amended				X

3.2	Amended and Restated Bylaws	8-K	3.1	11/01/2013

4.1	Form of Warrant	8-K	4.1	06/11/2020

4.2	Exchange Warrant, dated June 5, 2020	8-K	4.2	06/11/2020

4.3	Convertible Secured Promissory Note, dated May 12, 2021	8-K	4.1	05/19/2021

4.4	Common Stock Purchase Warrant, issued May 12, 2021	8-K	4.2	05/19/2021

4.5	Common Stock Purchase Warrant, dated July 30, 2021	8-K	4.1	08/06/2021

4.6	Description of Common Stock	10-K	4.1	03/25/2020

10.1	Exchange Agreement, dated June 5, 2020, by and among OncBioMune Pharmaceuticals, Inc. and the Investors named therein	8-K	10.1	06/11/2020

10.2	Exchange Agreement, dated June 5, 2020, by and among OncBioMune Pharmaceuticals, Inc. and the Investors named therein	8-K	10.2	06/11/2020

10.3	Exchange Agreement, dated June 5, 2020, by and among OncBioMune Pharmaceuticals, Inc. and Jonathan F. Head, PhD	8-K	10.3	06/11/2020

10.4	Securities Purchase Agreement, dated June 5, 2020, by and among OncBioMune Pharmaceuticals, Inc., Cavalry Fund I LP and Lincoln Park Capital Fund, LLC	8-K	10.4	06/11/2020

10.5	Separation Agreement and General Release of Claims between OncBioMune Pharmaceuticals, Inc. and Andrew Kucharchuk, dated June 5, 2020	8-K	10.5	06/11/2020

10.6	Consulting Agreement between OncBioMune Pharmaceuticals, Inc. and Andrew Kucharchuk effective January 1, 2021*				X

10.7	Securities Purchase Agreement, dated September 16, 2020, by and among OncBioMune Pharmaceuticals, Inc. and the Investor	8-K	10.1	09/22/2020

10.8	Form of Subscription Agreement	8-K	10.1	04/20/2021

10.9	Form of Registration Rights Agreement	8-K	10.2	04/20/2021

10.10	Securities Purchase Agreement, dated May 12, 2021	8-K	10.1	05/19/2021

10.11	Security Agreement, dated May 12, 2021	8-K	10.2	05/19/2021

10.12	Securities Purchase Agreement, dated July 30, 2021	8-K	10.1	08/06/2021

10.13	Employment Agreement, dated June 5, 2020 by and between Dr. Michael Ruxin and OncBioMune Pharmaceuticals, Inc.*	10-K	10.13	09/27/2021

10.14	Employment Agreement, dated June 5, 2020 by and between Jeffrey Busch and OncBioMune Pharmaceuticals, Inc.*	10-K	10.14	09/27/2021

21.1	List of Subsidiaries				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.				X

101.INS	INLINE XBRL INSTANCE DOCUMENT				X
101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA				X
101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				X
101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				X
101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE				X
101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				X

* Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERALINK TECHNOLOGIES, INC.

Dated: January 13, 2022	By:	/s/ Mick Ruxin, M.D.
Mick Ruxin, M.D.
Chief Executive Officer

Dated: January 13, 2022	By:	/s/ Thomas E. Chilcott, III
Thomas E. Chilcott, III
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mick Ruxin, M.D.	Chief Executive Officer, President and Director	January 13, 2022
Mick Ruxin, M.D.	(Principal executive officer)

/s/ Thomas E. Chilcott, III	Chief Financial Officer, Treasurer and Secretary (Principal	January 13, 2022
Thomas E. Chilcott, III	Financial Officer and Principal Accounting Officer)

/s/ Jeffrey Busch	Chairman of the Board of Directors	January 13, 2022
Jeffrey Busch

/s/ Yvonne C. Fors	Director	January 13, 2022
Yvonne C. Fors

/s/ Andrew Kucharchuk	Director	January 13, 2022
Andrew Kucharchuk

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 and 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Theralink Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Theralink Technologies, Inc. and Subsidiaries (the “Company”) as of September 30, 2021 and 2020, the consolidated related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss of $5,471,649 and net cash used in operating activities of $4,780,930 for the fiscal year ended September 30, 2021. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $49,825,855, $4,945,362 and $2,657,337 respectively, at September 30, 2021. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan regarding these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Sale of Series F preferred stock- temporary equity

As described in Footnote 9 “Series F Preferred stock”, On July 30, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an affiliated investor to purchase an aggregate amount of 500 shares of a newly created Series F Convertible Preferred Stock of the Company (the “Series F Preferred”) for total proceeds of $1,000,000. The Company also issued 63,897,764 warrants (the “Warrant”) with the preferred shares. The Series F Preferred Stock has a stated value of $2,000 per share, shall accrue dividends monthly in arrears, at the rate of 8% per annum on the stated value, and is redeemable at the option of the holder under certain circumstances.

We identified the accounting for the sale of the Series F Preferred stock as a critical audit matter. The analysis of the accounting treatment for the sales of the series F preferred stock was complex.

The primary procedures we performed to address these critical audit matters included (a) reviewed and tested management’s conclusions as to whether certain instruments or contracts qualified for derivative treatment or equity or temporary equity by comparing management’s analysis and conclusions to authoritative and interpretive literature, (b) Compared the accounting treatment and presentation of the Series F preferred shares and warrants to that described by the authoritative and interpretive literature, (c) tested management’s process for valuing temporary equity by comparing it to generally accepted methodologies for valuing temporary equity.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2020.

Boca Raton, Florida

January 13, 2022

295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7328

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30 2021	September 30 2020
ASSETS
CURRENT ASSETS:
Cash	$314,151	$1,779,283
Other receivable	23,044	15,000
Prepaid expenses and other current assets	219,496	191,253
Marketable securities	11,000	11,100
Laboratory supplies	71,062	71,335

Total Current Assets	638,753	2,067,971

OTHER ASSETS:
Property and equipment, net	698,927	744,822
Finance right-of-use assets, net	111,323	157,691
Operating right-of-use asset, net	168,664	206,203
Security deposits	20,909	19,464

Total Assets	$1,638,576	$3,196,151

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,018,797	$617,218
Accounts payable - related party	3,714	-
Accrued liabilities	71,077	56,728
Accrued liabilities - related party	18,000	-
Accrued compensation	186,177	32,791
Accrued director compensation	132,500	72,500
Deferred revenue	135,150	-
Notes payable - related party	100,000	-
Notes payable - current	1,000	1,000
Financing lease liability - current	47,730	42,234
Operating lease liability - current	42,411	35,943
Insurance payable	118,294	63,675
Subscription payable	1,350,000	-
Contingent liabilities	71,240	64,040
Assumed liabilities of discontinued operations	-	204,608

Total Current Liabilities	3,296,090	1,190,737

LONG-TERM LIABILITIES:
Financing lease liability	88,385	136,116
Operating lease liability	134,482	176,893
Convertible debt - related party, net of discount	64,981	-

Total Liabilities	3,583,938	1,503,746

Series E preferred stock; $0.0001 par value; 2,000 shares designated; 1,000 issued and outstanding at September 30, 2021 and 2020; liquidation value of $2,013,151 and $2,006,120 at September 30, 2021 and 2020, respectively	2,000,000	2,000,000

Series F preferred stock; $0.0001 par value; 2,000 shares designated; 500 and nil issued and outstanding at September 30, 2021 and 2020, respectively; liquidation value of $1,006,728 at September 30, 2021	1,000,000	-

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value; 26,667 authorized;
Series A Preferred stock: $0.0001 par value; 1,333 shares designated; 667 issued and outstanding at September 30, 2021 and 2020	-	-
Series C-1 Preferred stock: $0.0001 par value; 3,000 shares designated; 2,966 issued and outstanding at September 30, 2021 and 2020	-	-
Series C-2 Preferred stock: $0.0001 par value; 6,000 shares designated; 4,917 issued and outstanding at September 30, 2021 and 2020	-	-
Series D-1 Preferred stock: $0.0001 par value; 1,000 shares designated; nil issued and outstanding at September 30, 2021 and 2020	-	-
Series D-2 Preferred stock: $0.0001 par value; 4,360 shares designated; nil issued and outstanding at September 30, 2021 and 2020	-	-
Common stock: $0.0001 par value, 12,000,000,000 shares designated; 5,124,164,690 issued and outstanding at September 30, 2021 and 2020, respectively	512,416	512,416
Additional paid-in capital	44,368,077	42,367,577
Accumulated deficit	(49,825,855)	(43,187,588)

Total Stockholders’ Deficit	(4,945,362)	(307,595)

Total Liabilities and Stockholders’ Deficit	$1,638,576	$3,196,151

See accompanying notes to the consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended September 30,
	2021	2020

REVENUES, NET	$505,604	$181,229

COST OF REVENUE	117,456	52,587

GROSS PROFIT	388,148	128,642

OPERATING EXPENSES:
Professional fees	903,932	925,626
Consulting fee - related party	-	70,125
Compensation expense	2,259,273	1,285,858
Licensing fees	131,469	51,670
General and administrative expenses	2,659,453	1,152,153

Total Operating Expenses	5,954,127	3,485,432

LOSS FROM OPERATIONS	(5,565,979)	(3,356,790)

OTHER INCOME (EXPENSE):
Interest expense, net	(121,094)	(31,218)
Gain on debt extinguishment, net	227,294	165,439
Unrealized loss on marketable securities	(100)	(6,900)
Gain (loss) on exchange rate, net	(22,686)	49,202
Gain on disposal of subsidiary	1,000	-
Gain on dissolution of subsidiary	9,916	-
Other income	-	10,000

Total Other Income, net	94,330	186,523

NET LOSS	(5,471,649)	(3,170,267)

Series E preferred stock dividend and deemed dividend	(159,890)	(2,006,120)
Series F preferred stock dividend and deemed dividend	(1,006,728)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(6,638,267)	$(5,176,387)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.00)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	5,369,618,049	84,657,988

See accompanying notes to the consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	Preferred Stock						Common Stock		Additional		Total
	Series A	Series C-1	Series C-2	Series D-1	Series D-2				Paid-in	Accumulated	Stockholders’
	# of Shares	# of Shares	# of Shares	# of Shares	# of Shares	Amount	# of Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2019	-	-	-	992	-	-	-	-	37,378,841	(38,011,201)	(632,360)

Preferred stock issued for cash	-	-	-	7	-	-	-	-	2,590,000	-	2,590,000

Preferred stock issued upon debt conversions	-	-	-	-	-	-	-	-	217,215	-	217,215

Preferred stock issued upon conversion of accounts payable and accrued liabilities	-	-	-	1	-	-	-	-	459,153	-	459,153

Recapitalization resulting from the Asset Sale Transaction (see Note 3)	667	2,966	4,917		4,121	-	1,398,070	140	246,516	-	246,656

Common stock issued for upon conversion of Series D-1 preferred stock	-	-	-	(1,000)	-	-	5,081,550,620	508,155	(508,155)	-	-

Common stock issued for upon conversion of Series D-2 preferred stock	-	-	-	-	(4,121)	-	41,216,000	4,121	(4,121)	-	-

Offering cost paid related to sale of Series E preferred stock	-	-	-	-	-	-	-	-	(11,872)	-	(11,872)

Series E preferred stock dividend and deemed dividend	-	-	-	-	-	-	-	-	2,000,000	(2,006,120)	(6,120)
Net loss	-	-	-	-	-	-	-	-	-	(3,170,267)	(3,170,267)

Balance at September 30, 2020	667	2,966	4,917	-	-	-	5,124,164,690	512,416	42,367,577	(43,187,588)	(307,595)

Adjustment related to Series A preferred prior period redemption payment	-	-	-	-	-	-	-	-	500	-	500

Beneficial conversion feature related to a convertible note - related party recorded as debt discount	-	-	-	-	-	-	-	-	15,800	-	15,800

Relative fair value of warrant issued in connection with a convertible note - related party recorded as debt discount	-	-	-	-	-	-	-	-	984,200	-	984,200

Series E preferred stock dividend	-	-	-	-	-	-	-	-	-	(159,890)	(159,890)

Series F preferred stock dividend	-	-	-	-	-	-	-	-	-	(6,728)	(6,728)

Beneficial conversion feature related to issuance of Series F preferred stock	-	-	-	-	-	-	-	-	42,808	(42,808)	-

Relative fair value of warrant issued in connection with the sale Series F preferred stock	-	-	-	-	-	-	-	-	957,192	(957,192)	-

Net loss	-	-	-	-	-	-	-	-	-	(5,471,649)	(5,471,649)

Balance at September 30, 2021	667	2,966	4,917	-	-	$-	5,124,164,690	$512,416	$44,368,077	$(49,825,855)	$(4,945,362)

See accompanying notes to the consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2021	2020
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(5,471,649)	$(3,170,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment and finance ROU assets	185,730	97,761
Lease cost	1,596	6,633
Amortization of debt discount	64,981	-
Gain on debt extinguishment	(227,294)	(165,439)
Unrealized (gain) loss on exchange rate	22,686	(49,202)
Unrealized loss on marketable securities	100	6,900
Gain on dissolution of subsidiary	(9,916)	-
Gain on disposal of subsidiary	(1,000)	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(37,732)	(194,994)
Laboratory supplies	273	-
Accounts payable	415,190	46,341
Accrued liabilities and other liabilities	140,955	(48,488)
Deferred revenue	135,150	-

NET CASH USED IN OPERATING ACTIVITIES	(4,780,930)	(3,470,755)

CASH FLOWS FROM INVESTING ACTIVITIES
Adjustment related to Series A preferred prior period redemption payment	500	-
Proceed from disposal of a subsidiary	1,000	-
Cash acquired from the Asset Sale Transaction (see Note 3)	-	675,928
Purchase of property and equipment	(135,702)	(531,538)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(134,202)	144,390

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of preferred stock	1,000,000	4,590,000
Proceeds from sale of common stock	1,350,000	-
Proceeds from convertible debt - related party	1,000,000	-
Proceeds of notes payable - related party	100,000	-
Repayment of related party advances, net	-	(20,000)
Repayment of convertible debt	-	(24,759)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,450,000	4,545,241

NET CHANGE IN CASH	(1,465,132)	1,218,876

CASH, beginning of the year	1,779,283	560,407

CASH, end of the year	$314,151	$1,779,283

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$20,582
Income taxes	$-	$-

Non-cash investing and financing activities:
Offering cost paid related to sale of Series E preferred stock	$-	$11,872
Series E preferred stock dividend and deemed dividend	$159,890	$2,006,120
Preferred stock issued upon debt conversions	$-	$217,215
Preferred stock issued upon conversion of accounts payable and accrued liabilities	$-	$459,153
Common stock issued for upon conversion of Series D-1 preferred stock	$-	$508,154
Common stock issued for upon conversion of Series D-2 preferred stock	$-	$4,122
Relative fair value of warrant issued in connection with a convertible note - related party recorded as debt discount	$984,200	$-
Beneficial conversion feature related to a convertible note - related party recorded as debt discount	$15,800	$-
Beneficial conversion feature related to issuance of Series F preferred stock	$42,808	$-
Relative fair value of warrant issued in connection with the sale Series F preferred stock	$957,192	$-
Series F preferred stock dividend	$6,728	$-

Net assets acquired from Asset Sale Transaction (see Note 3)
Cash	$-	$675,928
Prepaid expense and other current assets	-	17,539
Accounts payable and other liabilities	-	(40,149)
Liabilities of discontinued operations	-	(406,662)
Net assets acquired	$-	$246,656

See accompanying notes to the consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

On July 11, 2021, the Company’s wholly-owned subsidiary was administratively dissolved by the Louisiana Secretary of State for failing to meet its filing requirements and pay the associated fees (see Note 3).

In connection with the Asset Sale Transaction, the Company entered into an Exchange Agreement, effective June 5, 2020, by and among OncBioMune Pharmaceuticals, Inc. and the investors named therein, whereby the Company agreed to exchange certain convertible promissory notes and warrants outstanding for shares of Series C-1 Convertible Preferred Stock of the Company and options to purchase shares of the Company’s wholly-owned subsidiary, OncBioMune Sub Inc. OncBioMune Sub Inc. holds the patents used in the prior business of OncBioMune Pharmaceuticals, Inc. In July 2021, certain of those investors exercised their options to purchase the shares of OncBioMune Sub Inc. On July 26, 2021, the Company transferred all 10,000 shares of OncBioMune Sub Inc. held by the Company to the various investors for total proceeds of $1,000 (see Note 3).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which present the consolidated financial statements of the Company and its wholly-owned, inactive subsidiaries, OncBioMune, LLC. (through dissolution date of July 11, 2021) and OncBioMune Sub, Inc. (through sale date of July 26, 2021), as of September 30, 2021. All intercompany accounts and transactions have been eliminated in consolidation.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, the Company had net loss and net cash used in operations of $5,471,649 and $4,780,930, respectively, for the year ended September 30, 2021. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $49,825,855, $4,945,362 and $2,657,337 at September 30, 2021. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the years ended September 30, 2021 and 2020 include, but are not necessarily limited to, the valuation of assets and liabilities of discontinued operations, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of right-of-use (“ROU”) assets and lease liabilities, assumptions used in assessing impairment of long-lived assets, allowances for accounts receivable, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

Prepaid Assets

Prepaid assets are carried at amortized cost. Significant prepaid assets as of September 30, 2021 and 2020 include, but are not necessarily limited to, prepaid insurance, prepaid consulting fees, prepaid equipment maintenance fees and retainers for professional services.

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

SEPTEMBER 30, 2021 AND 2020

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

The Company provides research and development support to biopharmaceutical companies to assist their drug development programs. In January 2021, the Company began performing tumor profiling to support clinical patient therapeutic intervention. The services provided by the Company are performance obligations under services contracts. These contracts are completed over time and may lead to deferred revenue for services not completed at the end of a period. Management reviews the completion status of all jobs monthly to determine the appropriate amount of revenue to recognize. The Company offers these services to biopharmaceutical companies and to private individuals. The revenue recognized from services provided to private individuals during the year ended September 30, 2021 were minimal and therefore was not disaggregated for disclosure purposes.

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

Concentrations

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions that at times may exceed federally insured limits. As of September 30, 2021 and 2020, the cash balance of $68,122 and $1,538,951 was in excess of FDIC insured levels. The Company has not experienced any losses in such accounts through September 30, 2021.

Concentration of Revenues

For the year ended September 30, 2021, the Company generated total revenue of $505,604 of which 31%, 12%, 12% and 11% were from four of the Company’s customers. During the year ended September 30, 2020, the Company generated total revenue of $181,229 of which 56% and 44% were from two of the Company’s customers.

Concentration of Deferred Revenue

As of September 30, 2021, the Company had deferred revenue of $135,150 of which 56%, 24% and 16% were from three of the Company’s customers. As of September 30, 2020, the Company did not have any deferred revenue.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

Concentration of Vendor

Generally, the Company relies on one vendor to perform the Company’s sample analysis which is an integral part of the Company’s operation and revenue stream. Any disruption in this service could have a material adverse effect on the Company’s business, financial condition and results of operations.

During the year ended September 30, 2021 and 2020, the Company incurred $860,954 or 100% of it sample analysis expense from one vendor.

Basic and Diluted Loss Per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of September 30, 2021 and 2020 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	September 30,
	2021	2020
Stock warrants	984,470,116	856,674,588
Series C-1 preferred stock	445,301,289	445,301,289
Series C-2 preferred stock	733,542,619	733,542,619
Series E preferred stock	638,977,636	533,333,333
Series F preferred stock	319,488,818	—
Convertible note	319,488,711	—
	3,441,269,189	2,568,851,829

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2021 and 2020, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2021.

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

SEPTEMBER 30, 2021 AND 2020

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of the revised guidance and believes that it will not have a significant impact on its consolidated financial statements.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 –RECAPITALIZATION AND DISPOSAL OF SUBSIDIARIES

Administrative Dissolution of OncBioMune, LLC

On July 11, 2021, the Company’s wholly-owned subsidiary OncBioMune, LLC was administratively dissolved by the Louisiana Secretary of State for failing to meet its filing requirements and pay the associated fees (see Note 1). The Company deconsolidated OncBioMune, LLC on July 11, 2021 and recognized a gain of $9,916 which was recorded in the consolidated statement of operations as gain on dissolution of a subsidiary.

Exercise of Options to Purchase Shares of OncBioMune Sub Inc.

In connection with the Asset Sale Transaction, the Company entered into an Exchange Agreement, effective June 5, 2020, by and among OncBioMune Pharmaceuticals, Inc. and the investors named therein, whereby the Company agreed to exchange certain convertible promissory notes and warrants outstanding for shares of Series C-1 Convertible Preferred Stock of the Company and options to purchase shares of the Company’s wholly-owned subsidiary, OncBioMune Sub Inc. OncBioMune Sub Inc. holds the patents used in the prior business of OncBioMune Pharmaceuticals, Inc. In July 2021, certain of those investors exercised their options to purchase the shares of OncBioMune Sub Inc. On July 26, 2021, the Company transferred all 10,000 shares of OncBioMune Sub Inc. held by the Company to the various investors for total proceeds of $1,000 recorded in the consolidated statement of operations as gain on disposal of a subsidiary (see Note 1).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

The functional currency of the former subsidiaries which operated in Mexico is the Mexican Peso (“Peso”). The assumed liabilities of discontinued operations were translated to U.S. dollars using period end rates of exchange for liabilities. Net gains and losses resulting from foreign exchange transactions are reflected as unrealized gain (loss) on exchange rate in the consolidated statements of operations and is a non-cash loss. As a result of foreign currency translations, which are a non-cash adjustment, the Company reported unrealized gain (loss) on exchange rate of $(22,686) and $49,202 during the years ended September 30, 2021, and 2020, respectively.

During the year ended September 30, 2021 and 2020, $227,294 and $158,852, respectively, of the assumed liabilities of discontinued operations were written-off, in accordance with ASC 405-20-40-1b, and were recorded as a gain on debt extinguishment on the accompanying consolidated statement of operations.

NOTE 4 – MARKETABLE SECURITIES

During the fiscal year ended 2017, the Company acquired 1,000,000 shares of common stock of Amarantus BioScience Holdings, Inc. (“AMBS”) with a fair value of $40,980. The AMBS common stock is recorded as marketable securities in the accompanying consolidated balance sheets and its fair value is adjusted every reporting period and the change in fair value is recorded in the consolidated statements of operations as unrealized gain or (loss) on marketable securities. During the years ended September 30, 2021 and 2020, the Company recorded $100 and $6,900, respectively, of unrealized loss on marketable securities, respectively. As of September 30, 2021 and 2020, the fair value of these shares were $11,000 and $11,100, respectively.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and once placed in service, are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease terms. Fixed assets consist of the following:

	Estimated Useful Life in Years	September 30, 2021	September 30, 2020
		(Unaudited)
Laboratory equipment	5	$470,159	$404,628
Furniture	5	24,567	13,367
Leasehold improvements	5	349,115	347,809
Computer equipment	3	68,490	53,060
		912,331	818,864
Less accumulated depreciation		(213,404)	(74,042)
Property and equipment, net		$698,927	$744,822

For the years ended September 30, 2021 and 2020, depreciation expense related to property and equipment amounted to $139,362 and $51,392, respectively.

NOTE 6 – DEBT

Convertible Debt

On May 25, 2018, the Company entered into an exchange Agreement (the “Coastal Exchange Agreement”) with Coastal Investment Partners, LLC (“Coastal”). Pursuant to the terms of the Coastal Exchange Agreement, the Company agreed to exchange the principal amount due under the convertible promissory note dated July 6, 2016 plus accrued but unpaid interest, default penalties and other amounts due and payable under such notes, which was $305,664 as of the Effective Date (the “Coastal Notes”) in exchange for (i) 192,832 shares of Series A Preferred Stock having an aggregate value of $192,832 and (ii) the issuance of a new convertible promissory note due eighteen (18) months from the Effective Date in the aggregate principal amount of $192,832 (the “New Coastal Note”). The New Coastal Note shall bear interest at 8% per annum and is convertible into shares of the Company’s common stock at $0.015 per share, subject to adjustment. Coastal has contractually agreed to restrict their ability to convert the New Coastal Note such that the number of shares of the Company common stock held by them and their affiliates after such conversion does not exceed 9.99% of the Company’s then issued and outstanding shares of common stock. In connection with the Coastal Exchange Agreement, Coastal agreed to waive the defaults and breaches that have resulted on or prior to the Effective Date as well as any penalties, interest or other amounts that may have accrued under the Coastal Notes after March 31, 2018. In addition, Coastal entered into a termination agreement with the Company pursuant to which as of the Effective Date, (i) the securities purchase agreements and pledge agreements entered into with Coastal (the “Coastal Prior Agreements”) were terminated in their entirety and shall have no further force or effect, (ii) the security interests granted by the pledge agreement were terminated and shall have no further force or effect and (iii) neither party shall have any further rights or obligations under the Coastal Prior Agreements. Coastal also authorized the Company or its representatives to take all actions as they determine in their sole discretion to discharge and release any and all security interests, pledges, liens, and other encumbrances held by it on the Company’s assets. As of September 30, 2019, the New Coastal Note had outstanding principal of $192,832 and accrued interest payable of $20,783 which is recorded as accrued liabilities in the accompanying balance sheets. During the year ended September 30, 2020, the lender converted the principal balance of $192,832 and accrued interest of $24,383 into shares of Series D-1 preferred stock. As of September 30, 2020, the Coastal Notes had no outstanding balance. This note was a legal liability of Avant which was settled prior to the asset acquisition (see Note 3).

On May 25, 2018, the Company entered into an exchange agreement (the “Black Mountain Exchange Agreement”) with Black Mountain Equity Partners LLC (“Black Mountain”). Pursuant to the terms of the Black Mountain Exchange Agreement, the Company agreed to exchange the principal amount due under the convertible promissory note dated November 11, 2016 (the “Black Mountain Note”) in exchange for the issuance of a new promissory note due twelve (12) months from the Effective Date in the aggregate principal amount of $25,000 (which includes a prepayment amount of $5,000 made on the Effective Date) (the “New Black Mountain Note”). The New Black Mountain Note shall bear interest at 12% per annum and has mandatory payments of $5,000 every 90 days until paid in full. In connection with the Black Mountain Exchange Agreement, Black Mountain agreed to waive the defaults and breaches that have resulted on or prior to the Effective Date as well as any penalties, interest or other amounts that may have accrued under the Black Mountain Note after March 31, 2018. During the fiscal year ended 2018, the Company paid $10,000 of the principal balance. During the fiscal year ended 2019, the Company paid $7,500 of the principal. As of September 30, 2019, the Black Mountain Note had outstanding principal of $7,500. During the year ended September 30, 2020, the Company repaid the outstanding balance. As of September 30, 2020, the Black Mountain Note had no outstanding balance. This note was a legal liability of Avant which was settled prior to the asset acquisition (see Note 3).

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On May 25, 2018, the Company entered into an exchange agreement with a certain investor for the issuance of new promissory note due twenty-four (24) months from the Effective Date in the aggregate principal amount of $47,259 (the “New 2016 Investor Note”). The New 2016 Investor Note shall bear interest at 12% per annum and has mandatory payments of $2,000 every 30 days until paid in full starting June 25, 2018. In connection with the 2018 Investor Exchange Agreement, the 2016 Investor has agreed to waive the defaults and breaches that have resulted on or prior to the Effective Date as well as any penalties, interest or other amounts that may have accrued under the 2016 Note after March 31, 2018. During the fiscal year ended 2018, the Company paid $6,000 of the principal balance. During the fiscal year ended 2019, the Company paid $24,000 of the principal. As of September 30, 2019, the New 2016 Investor Note had outstanding principal of $17,259 and accrued interest payable of $5,981 which is recorded as accrued liabilities in the accompanying balance sheets. During the year ended September 30, 2020, the Company repaid the outstanding principal of $17,259 and recognized a gain on debt extinguishment related to the forgiveness for the accrued interest in the amount of $6,587. As of September 30, 2020, the New 2016 Investor Note had no outstanding balance. This note was a legal liability of Avant. It was settled prior to the asset acquisition described in in Note 3.

Convertible Debt – Related Party

On May 12, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an affiliated investor (the “Investor”) to purchase a convertible note (the “Note”) and accompanying warrant (the “Warrant”) for an aggregate investment amount of $1,000,000 (see Note 8). The Note has a principal value of $1,000,000 and bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Note)) and shall mature on May 12, 2026 (the “Maturity Date”). The Company received the proceeds in three tranches with the first tranche of $333,334 received in May 2021, the second tranche of $333,333 received in June 2021 and the third tranche of $333,333 received in July 2021. The Note is convertible at any time into shares of the Company’s common stock at a conversion price equal to $0.00313 per share for any amount of principal and accrued interest remaining outstanding (subject to adjustment as provided therein). The Company may prepay the Note at any time in an amount equal to 110% of the outstanding principal balance and accrued interest. In connection with the Company’s obligations under the Note, the Company entered into a security agreement (the “Security Agreement”) with Ashton Capital Corporation as agent, pursuant to which the Company granted a lien on laboratory equipment of the Company (the “Collateral”), for the benefit of the Investor, to secure the Company’s obligations under the Note. Upon an Event of Default (as defined in the Notes), the Investor may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral. During the year ended September 30, 2021, the Company paid $19,142 of accrued interest. As of September 30, 2021, the Note has an outstanding principal of $1,000,000 and accrued interest of $6,575. It’s reflected in the accompanying consolidated balance sheet as a long term convertible note payable – related party, net of discount in the amount of $64,981.

In connection with the Note, the Investor was issued a Warrant to purchase up to 63,897,764 shares of common stock at an exercise price of $0.00313 per share (subject to adjustment as provided therein) until May 12, 2026 (see Note 9). The Warrants are exercisable for cash at any time. The Warrant was valued at $984,200 using the relative fair value method which was recorded as a debt discount which is being amortized over the life of the Note. In addition, the Note had a BCF in the amount of $15,800 which was recorded as a debt discount which is being amortized over the life of the Note. The debt discount totaled $1,000,000. During the year ended September 30, 2021, the Company amortized $64,981 of the debt discount which is included in interest expense in the accompanying consolidated statement of operations.

Note Payable - Related Party

On April 26, 2021, the Company entered into a Promissory Note Agreement (the “Note”) with Jeffrey Busch who serves as a member of the Board of Directors (“Lender”) for a principal amount of $100,000 (see Note 8). The Company received proceeds of $100,000. The Note bears an annual interest rate of 1%, matures on April 1, 2022 and can be prepaid in whole or in part without penalty. Pursuant to the Note, the Company has 90-day grace period following the maturity date after which the Lender shall charge a late payment fee equal to 1% of the outstanding principal balance and cost of collection, including legal fees. As of September 30, 2021, the Note had an outstanding principal of $100,000 and accrued interest of $427.

Note Payable

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

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On July 28, 2017, the Company entered into an Exchange Agreement, with the holder to exchange Note I dated October 28, 2016, with a principal balance of $20,000 and a maturity date of April 28, 2017, with a new note (“Exchange Note I”). Note I defaulted on the maturity date for non-payment. The Exchange Note I had a purchase price of $20,000, net of $5,600 Original Issue Discount for an aggregate principal amount of $25,600. The Exchange Note I bears an interest rate of 10% per year (which shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in Exchange Note I)), maturity date of July 28, 2019 and convertible at any time at a fix conversion price equal to $0.06 per share. During the fiscal year ended September 30, 2018, the Company failed to meet the requirements set forth in the Exchange Agreement which resulted in the Exchange Agreement being considered null and void by both parties whereas the original Note I remains in full force and effect. As of September 30, 2019, the Note I is in default and had outstanding principal of $20,000 and accrued interest payable of $8,420 which is recorded as accrued liabilities in the accompanying balance sheet. During the year ended September 30, 2020, as a result of the Asset sale and recapitalization transaction (see Note 3), and this promissory note liability not being assumed in the transaction (see Note 10), the Company reclassified the Note I outstanding principal of $20,000 and accrued interest of $12,020 to contingent liabilities for a total amount of $32,020. As of September 31, 2021, Note I had outstanding principal of $20,000 and accrued interest of $15,620 for a total amount of $35,620, reflected in the accompanying consolidated balance sheets under contingent liabilities.

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

On July 28, 2017, the Company entered into an Exchange Agreement, with the holder to exchange Note II dated October 28, 2016, with a principal balance of $20,000 and a maturity date of April 28, 2017, with a new note (“Exchange Note II”). Note II defaulted on the maturity date for non-payment. The Exchange Note II had a purchase price of $20,000, net of $5,600 Original Issue Discount for an aggregate principal amount of $25,600. The Exchange Note II bears an interest rate of 10% per year (which shall be increased to 18% per year upon the occurrence of an Event of Default (as defined in Exchange Note II)), maturity date of July 28, 2019 and convertible at any time at a fix conversion price equal to $0.06 per share. During the fiscal year ended September 30, 2018, the Company failed to meet the requirements set forth in the Exchange Agreement which resulted in the Exchange Agreement being considered null and void by both parties whereas the original Note II remains in full force and effect. As of September 30, 2019, the Note II is in default and had outstanding principal of $20,000 and accrued interest payable of $8,420 which is recorded as accrued liabilities in the accompanying balance sheet. During the year ended September 30, 2020, as a result of the Asset sale and recapitalization transaction (see Note 3) and this promissory note liability not being assumed in the transaction (see Note 10), the Company reclassified the Note II outstanding principal of $20,000 and accrued interest of $12,020 to contingent liabilities for a total amount of $32,020. As of September 31, 2021, Note II had outstanding principal of $20,000 and accrued interest of $15,620 for a total amount of $35,620, reflected in the accompanying consolidated balance sheets under contingent liabilities.

As of September 30, 2021, the contingent liabilities consisted of two notes payables, discussed above, with a total outstanding principal balance of $40,000 and accrued interest payable of $31,240 for a total amount of $71,240. As of September 30, 2020, the contingent liabilities consisted of two notes payables, discussed above, with a total outstanding principal balance of $40,000 and accrued interest payable of $24,040 for a total amount of $64,040.

In September 2017, the Company entered into a loan agreement with a third-party investor (the “Loan”). Pursuant to the loan agreement, the Company borrowed the principal amount of $1,000. The Loan bears an annual interest rate of 33.3%, is unsecured and in default due to non-payment of the balance pursuant to the repayment terms. As of September 30, 2021, the loan had principal and accrued interest balances of $1,000 and $1,355, respectively.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

Financing lease right-of-use assets (“Financing ROU”) is summarized below:

	September 30, 2021	September 30, 2020
Financing ROU assets	$231,841	$231,841
Less accumulated depreciation	(120,518)	(74,150)
Balance of Financing ROU assets	$111,323	$157,691

For the years ended September 30, 2021 and 2020, depreciation expense related to Financing ROU assets amounted to $46,368 and $46,368, respectively.

Financing lease liability related to the Financing ROU assets is summarized below:

	September 30, 2021	September 30, 2020
Financing lease payables for equipment	$231,841	$231,841
Total financing lease payables	231,841	231,841
Payments of financing lease liabilities	(95,726)	(53,491)
Total	136,115	178,350
Less: short term portion	(47,730)	(42,234)
Long term portion	$88,385	$136,116

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

Future minimum lease payments under the financing lease agreements at September 30, 2021 are as follows:

Years ending September 30,	Amount
2022	$61,266
2023	53,787
2024	40,875
2025	4,185
Total minimum financing lease payments	160,113
Less: discount to fair value	(23,998)
Total financing lease liability at September 30, 2021	$136,115

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

For the year ended September 30, 2021, lease costs amounted to $66,268 which included base lease costs of $64,454 and other expenses of $1,814, all of which were expensed during the period and included in general and administrative expenses on the accompanying consolidated statements of operations.

The significant assumption used to determine the present value of the lease liability was a discount rate of 12% which was based on the Company’s estimated incremental borrowing rate.

Right-of-use asset (“ROU”) is summarized below:

	September 30, 2021	September 30, 2020
Operating office lease	$231,337	$231,337
Less accumulated reduction	(62,673)	(25,134)
Balance of Operating ROU asset	$168,664	$206,203

Operating lease liability related to the ROU asset is summarized below:

	September 30, 2021	September 30, 2020
Operating office lease	$231,337	$231,337
Total operating lease liability	231,337	231,337
Reduction of operating lease liability	(54,444)	(18,501)
Total	176,893	212,836
Less: short term portion	(42,411)	(35,943)
Long term portion	$134,482	$176,893

Future base lease payments under the non-cancellable operating lease at September 30, 2021 are as follows:

Years ending September 30,	Amount
2022	$61,382
2023	63,236
2024	65,137
2025	27,474
Total minimum non-cancellable operating lease payments	217,229
Less: discount to fair value	(40,336)
Total operating lease liability at September 30, 2021	$176,893

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On June 10, 2021, the Company entered into an amendment to its existing Warehouse Lease (the “Lease Amendment”) for its laboratory facility in Golden, CO (see Note 10). The amendment was entered into in order to: (i) extend the term of the lease to five years following completion of the Company’s improvements to the Expansion Premises (defined below);(ii) expand the premises to include the premises located at Unit 404, Building F, 15000 West 6th Avenue, Golden, Colorado 80401, consisting of approximately 4,734 rentable square feet (the “Expansion Premises”); (iii) modify the annual basic rent; (iv) increase the security deposit; (v) provide for a tenant improvement allowance; (vi) provide for additional parking; (vii) provide for renewal options; and (viii) make certain other modifications as more particularly set forth below. As of September 30, 2021, the improvements to the Expansion Premises had not yet been completed therefore the completion therefore Lease Amendment is not yet in effect.

Pursuant to the Lease Amendment, the Company must pay a monthly base rent of (i) $5,660 for the year from March 1, 2025 to February 28, 2026 and (ii) $5,829 for each year thereafter. In addition, the Company must pay a monthly base rent for the Expanded Premises of: (i) $4,537 in the first year; (ii) $4,673 in the second year; (iii) $4,813 in the third year; (iv) $4,957 in the fourth year; and (v) $5,106 in the fifth year. As of September 30, 2021, the Lease Amendment is not yet in effect.

NOTE 8 – RELATED-PARTY TRANSACTIONS

On June 5, 2020, the Company entered into a consulting agreement with Mr. Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor to the Company’s Chief Executive Officer. The agreement was effective for a period of six months commencing on June 5, 2020. On August 14, 2020, Mr. Kucharchuk was appointed as the acting Chief Financial Officer. Thereafter, the agreement renewed on a month-to-month basis by mutual agreement of the parties. On September 24, 2020, Mr. Kucharchuk resigned as the acting Chief Financial Officer of the Company. Subsequently, his consulting contract was cancelled in November of 2020. Pursuant to the agreement, Mr. Kucharchuk was paid a monthly fee of $15,000.

On September 16, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with an affiliated investor, who is a beneficial shareholder, to purchase an aggregate amount of 1,000 shares of Series E Convertible Preferred Stock of the Company (the “Series E Preferred”) for an aggregate investment amount of $2,000,000 (see Note 9). The Company’s Series E Preferred Stock has a stated value of $2,000 per share and shall accrue, on a quarterly basis in arrears, dividends at the rate of 8% per annum on the stated value. The dividends shall be paid quarterly at the option of the holder of the Series E Preferred in either cash or shares of common stock of the Company. The Series E Preferred is convertible two days after the increase in the Company’s authorized common stock which became effective on September 24, 2020. The number of shares of common stock issuable on the conversion of the Series E Preferred is determined by dividing the stated value of the number of shares being converted, plus any accrued and unpaid dividends, by the lesser of: (i) $0.00375 and (ii) 75% of the average closing price of the Company’s common stock during the prior five trading days; provided, however, the conversion price shall never be less than $0.0021. For eighteen months from the anniversary of the closing, the Company needs to obtain consent from several investors prior to engaging in any future capital raises.

During the year ended September 30, 2020, a $160,000 outstanding balance owed for consulting fee – related party was converted into 0.24 shares of Series D-1 Preferred.

During the year ended September 30, 2020, the Company repaid an outstanding $20,000 advance to a related party.

On January 1, 2021, the Company entered into a consulting agreement with Mr. Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor. The agreement was effective for a period of twelve months, commencing on January 1, 2021 and shall renew on a month-to month basis, subject to the right of the Company and Mr. Kucharchuk to terminate the agreement pursuant to the agreement. In addition, Mr. Kucharchuk shall be paid $2,000 per month. As of September 30, 2021, the Company recorded accrued consulting fees in the amount of $18,000 reflected under accrued liabilities – related party in the accompanying balance sheets (see Note 10).

On April 26, 2021, the Company entered into Promissory Note Agreement (the “Note”) with Jeffrey Busch who serves as a member of the Board of Directors (“Lender”) for a principal amount of $100,000 (see Note 6) with the Company receiving proceeds of $100,000. As of September 30, 2021, the Note had outstanding principal of $100,000 and accrued interest of $427.

On May 12, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an affiliated investor, who is a beneficial shareholder (“Affiliated Investor”), to purchase a convertible note (the “Note”) and accompanying warrant for 63,897,764 of commons stocks (the “Warrant”), for an aggregate investment amount of $1,000,000. The Note has a principal value of $1,000,000 and bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Note)) and shall mature on May 12, 2026 (the “Maturity Date”) (see Note 6). As of September 30, 2021, the Note had outstanding principal of $1,000,000 and accrued interest of $6,575. It’s reflected in the accompanying consolidated balance sheet as a long term convertible note payable – related party, net of discount in the amount of $64,981.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On July 30, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an affiliated investor, who is a beneficial shareholder, to purchase an aggregate amount of 500 shares of Series F Convertible Preferred Stock of the Company (the “Series F Preferred”) with accompanying warrant for 63,897,764 of common stock (the “Warrant”), for total proceeds of $1,000,000 (see Note 9). The Series F Preferred Stock has a stated value of $2,000 per share and shall accrue monthly in arrears, dividends at the rate of 8% per annum on the stated value. The dividends shall be paid monthly at the option of the holder of the Series F Preferred in either cash or shares of common stock of the Company. The number of shares of common stock issuable upon conversion of the Series F Preferred is determined by dividing the stated value of the number of shares being converted, plus any accrued and unpaid dividends, by the lesser of: (i) $0.00313 and (ii) 75% of the average closing price of the Company’s common stock during the prior five trading days; provided, however, the conversion price shall never be less than $0.0016. In addition, the investor was issued a Warrant to purchase an amount of common stock equal to 20% of the shares of common stock issuable upon conversion of the Series F Preferred at an exercise price of $0.00313 per share (subject to adjustment as provided therein) until July 30, 2026. The Warrants are exercisable for cash at any time.

As of September 30, 2021, the Company owed an executive for expense reimbursements in the aggregate amount of $3,714 which is reflected on the accompanying balance sheet as accounts payable – related party.

At September 30, 2021 and 2020, amounts due to related parties consisted of the following:

	September 30,
	2021	2020
Convertible note principal – related party	$1,000,000	$—
Note payable principal – related party	100,000	—
Consulting fee – related party	18,000	—
Accounts payable – related party	3,714
Total	$1,121,714	$—

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

As of September 30, 2021 and 2020, there were 667 shares of the Company’s Series A Preferred Stock issued and outstanding held by a former member of the Board of Directors.

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

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On June 11, 2020, the Company filed a Certificate of Withdrawal of Designation with the Nevada Secretary of State terminating the designation, amount thereof, voting powers, preferences and relative participating, optional and other special rights of the shares of the preferred stock of the Company designated as Series B Preferred Stock.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On June 5, 2020, pursuant to the asset sale and recapitalization transaction (see Note 3), 2,966.2212 shares of Series C-1 Preferred Stock was deemed to have been issued.

As of September 30, 2021 and 2020, the Company had 2,966.2212 shares of Series C-1 Preferred Stock issued and outstanding.

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

As of September 30, 2021 and 2020, the Company had 4,916.865 shares of Series C-2 Preferred Stock issued and outstanding.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

On September 16, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with an affiliated investor, who is a beneficial shareholder, to purchase an aggregate amount of 1,000 shares of the newly created Series E Convertible Preferred Stock of the Company (the “Series E Preferred”) for an aggregate investment amount of $2,000,000 (see Note 8). The Company’s Series E Preferred Stock has a stated value of $2,000 per share and shall accrue, on a quarterly basis in arrears, dividends at the rate of 8% per annum on the stated value. The dividends shall be paid quarterly at the option of the holder of the Series E Preferred in either cash or shares of common stock of the Company. The Series E Preferred is convertible two days after the increase in the Company’s authorized common stock which became effective on September 24, 2020. The number of shares of common stock issuable on the conversion of the Series E Preferred is determined by dividing the stated value of the number of shares being converted, plus any accrued and unpaid dividends, by the lesser of: (i) $0.00375 and (ii) 75% of the average closing price of the Company’s common stock during the prior five trading days; provided, however, the conversion price shall never be less than $0.0021. For eighteen months from the anniversary of the closing, the Company needs to obtain consent from several investors prior to engaging in any future capital raises.

Pursuant to the Series E Certificate of Designation, Series E Preferred Stock is redeemable at the option of the holder in the event that the Company is prohibited from issuing shares of common stock to a holder upon any conversion due to insufficient shares of common stock available (“Authorized Failure Shares”) and therefore meets the criteria of a contingently redeemable instrument in accordance with ASC 480-10-25-7 – Distinguishing Liabilities from Equity. The Series E Preferred Stock is contingently redeemable upon the occurrence of an event that is outside of the issuer’s control and should be classified as temporary equity pursuant to ASC 480-10-S99.

Further the Series E Preferred Stock is an equity host instrument since it has more features that align with an equity instrument than a debt instrument pursuant to ASC 815-15-25-17A – Derivatives and Hedging, which states in part that “the nature of the host contract depends on the economic characteristics and risks of the entire hybrid financial instrument.” All of the contractual and implied terms of the preferred share, such as the existence of a redemption feature or conversion option, should be considered when determining the nature of the host instrument as debt or equity. The Series E Preferred Stock embedded conversion feature (call option) is considered clearly and closely related to the equity host. Accordingly, further analysis under ASC 815-40-15 is not necessary and the embedded conversion feature should not be bifurcated from the host instrument. The Series E Preferred Stock redemption feature (put option) does not meet all the criteria under ASC 815-10-15-83, therefore it does not qualify as a derivative.

To determine whether the Series E Preferred Stock contains a BCF, we compared the effective conversion price and the Company’s stock price on the commitment date. The effective conversion price was calculated by dividing the proceeds from Series E Preferred Stock by the number of common shares issuable upon conversion of the Series E Preferred Stock. The BCF is measured as the difference between the commitment date stock price and the effective conversion price multiplied by the number of common stock issuable upon conversion of Series E. The BCF is limited to the total cash proceeds received if the amount of the BCF exceeds the cash proceeds received. In connection with the issuance of Series E Preferred Stock, during the year ended September 30, 2020, the Company recognized a beneficial conversion feature in the amount of $2,000,000 which was accounted for as a deemed dividend.

During the year ended September 30, 2021, the Company incurred $152,890 of Series E dividends. As of September 30, 2021 and 2020, dividend payable balances were $13,151 and $6,120, respectively, reflected in the accompanying consolidated balance sheet as accrued liabilities instead of temporary equity.

During the year ended September 30, 2021, the issuance Series F Preferred Stock triggered the price protection clause in the Series E Preferred Stock. Thus, the conversion price of the Series E Preferred Stock was reduced from $0.00375 to $0.00313 on that date.

As of September 30, 2021 and 2020, the Company had 1,000 shares of Series E Preferred Stock issued and outstanding classified as temporary equity in the accompanying consolidated balance sheet.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

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

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On July 30, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an affiliated investor, who is a beneficial shareholder, to purchase an aggregate amount of 500 shares of Series F Convertible Preferred Stock (the “Series F Preferred”) with accompanying warrant for 63,897,764 of common stock (the “Warrant”), for total proceeds of $1,000,000 (see Note 8). The Series F Preferred Stock has a stated value of $2,000 per share and shall accrue monthly in arrears, dividends at the rate of 8% per annum on the stated value. The dividends shall be paid monthly at the option of the holder of the Series F Preferred in either cash or shares of common stock of the Company. The number of shares of common stock issuable upon conversion of the Series F Preferred is determined by dividing the stated value of the number of shares being converted, plus any accrued and unpaid dividends, by the lesser of: (i) $0.00313 and (ii) 75% of the average closing price of the Company’s common stock during the prior five trading days; provided, however, the conversion price shall never be less than $0.0016. In addition, the investor was issued a Warrant to purchase an amount of common stock equal to 20% of the shares of common stock issuable upon conversion of the Series F Preferred at an exercise price of $0.00313 per share (subject to adjustment as provided therein) until July 30, 2026. The Warrants are exercisable for cash at any time. The 63,897,764 Warrant was valued using the relative fair value method at $957,192 and the Series F Preferred stock had a grant date fair value $42,808 which was recorded as a BCF.

In accordance to ASC 470 – Debt, the proceeds of $1,000,000 was allocated based on the relative fair values of the Series F preferred stock and the Warrant of $42,808 and $957,192, respectively. Although ASC 470 is for debt instruments issued with warrants, preferred shares issued with warrants should be accounted for in a similar manner.

Pursuant to the Series F Certificate of Designation, Series F Preferred Stock is redeemable at the option of the holder in the event that the Company is prohibited from issuing shares of common stock to a holder upon any conversion due to insufficient shares of common stock available (“Authorized Failure Shares”) and therefore meets the criteria of a contingently redeemable instrument in accordance with ASC 480-10-25-7 – Distinguishing Liabilities from Equity. The Series F Preferred Stock is contingently redeemable upon the occurrence of an event that is outside of the issuer’s control and should be classified as temporary equity pursuant to ASC 480-10-S99. Further the Series F Preferred Stock is an equity host instrument since it has more features that align with an equity instrument than a debt instrument pursuant to ASC 815-15-25-17A – Derivatives and Hedging, which states in part that “the nature of the host contract depends on the economic characteristics and risks of the entire hybrid financial instrument.” All of the contractual and implied terms of the preferred share, such as the existence of a redemption feature or conversion option, should be considered when determining the nature of the host instrument as debt or equity. The Series F Preferred Stock embedded conversion feature (call option) is considered clearly and closely related to the equity host. Accordingly, further analysis under ASC 815-40-15 is not necessary and the embedded conversion feature should not be bifurcated from the host instrument. The Series F Preferred Stock redemption feature (put option) does not meet all the criteria under ASC 815-10-15-83, therefore it does not qualify as a derivative.

To determine whether the Series F Preferred Stock contains a BCF, we compared the effective conversion price and the Company’s stock price on the commitment date. The effective conversion price was calculated by dividing the proceeds from Series F Preferred Stock by the number of common shares issuable upon conversion of the Series F Preferred Stock. The BCF is measured as the difference between the commitment date stock price and the effective conversion price multiplied by the number of common stock issuable upon conversion of Series F. The BCF is limited to the total cash proceeds received if the amount of the BCF exceeds the cash proceeds received. In connection with the issuance of Series F Preferred Stock, during the year ended September 30, 2021, the Company recognized a BCF in the amount of $42,808 which was accounted for as a deemed dividend.

The relative fair value of the warrant of $957,192 was recorded as a discount associated with the Series F preferred stock and was fully amortized immediately because the Series F preferred stock was convertible on the date of issuance. The Company recorded the $957,192 as deemed dividend.

During the year ended September 30, 2021, the Company also recorded dividends related to the Series F Preferred Stock in the amount of $6,728 which was reflected in the accompanying consolidated balance sheet as accrued liabilities instead of temporary equity.

As of September 30, 2021, the Company had 500 shares of Series F Preferred Stock issued and outstanding classified as temporary equity in the accompanying consolidated balance sheet.

Common Stock

On June 5, 2020, the Company is deemed to have issued 1,398,070 shares of common stock pursuant to the Asset Sale Transaction and recapitalization.

On September 24, 2020, the Company converted 1,000 shares of Series D-1 Preferred Stock into 5,081,550,620 shares of common stock (see above Series D-1 Preferred Stock).

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On September 24, 2020, the Company converted 4,121.64 shares of Series D-2 Preferred Stock into 41,216,000 shares of common stock (see below Series D-2 Preferred Stock).

During the year ended September 30, 2021, the Company, entered into Subscription Agreements with several accredited investors to sell, in a private placement, an aggregate of 431,309,904 shares of its common stock, par value $0.0001 per share, at a purchase price of $0.00313 per share for an aggregate purchase price of $1,350,000. These shares of common stock were sold by the Company in reliance upon an exemption from the registration requirements of the Act afforded by Section 4(a)(2) of the Act and/or Rule 506 of Regulation D thereunder. The private placements were made directly by the Company and no underwriter or placement agent was engaged by the Company. The Company did not engage in general solicitation or advertising and did not offer securities to the public in connection with this offering. As of September 30, 2021, this common stock has not been issued as the Company is unable to issue shares of common stock until FINRA approves its name to “Theralink Technologies, Inc” and new CUSIP number. Accordingly, the $1,350,000 is reflected in the accompanying consolidated balance sheet as subscription payable.

As of September 30, 2021, the Company had 5,124,164,690 shares of common stock outstanding of which 5,122,766,620 have not been issued yet. As of September 30, 2021, the Company was still in the process of updating its name of “Theralink Technologies, Inc” and its new CUSIP number with FINRA and therefore is unable to issue these shares of common stock until it receives FINRA’s approval for the same.

Stock Options

Effective February 18, 2011, the Company’s Board of Directors (“Board”) adopted and approved the 2011 stock option plan. A total of 57 options to acquire shares of the Company’s common stock were authorized under the 2011 stock option plan. During each twelve-month period thereafter, our Board of Directors is authorized to increase the number of options authorized under this plan by up to 14 shares. No options were granted under the 2011 stock option plan as of September 30, 2021.

On April 28, 2020, the Board approved the 2020 Equity Incentive Plan (the “Plan”), as amended on May 29, 2020. The Plan shall be effective upon approval by the Stockholders which shall be within twelve (12) months after the approval of the Board. No Incentive Stock Option shall be exercised unless and until the Plan has been approved by the Stockholders. Upon the effective date of the Plan and the effectiveness of the authorized share increase, which occurred on September 24, 2020, 3,043,638,781 shares of the Company’s common stock were reserved for issuance under the Plan (the “Reserved Share Amount”), subject to the adjustments described in the Plan, and such Reserved Share Amount, when issued in accordance with the Plan, shall be validly issued, fully paid, and non-assessable. Pursuant to the Plan, the option price of each incentive stock option (except those that constitute substitute awards under the Plan) shall be at least the fair market value of a share of common stock on the respective grant date; provided, however, that in the event that a grantee is a ten-percent stockholder as of the grant date, the option price of an incentive stock option shall be not less than 110% of the fair market value of a share on the grant date. As of September 30, 2021, the 2020 Equity Incentive Plan has not yet been approved by the shareholders and the Company had no options issued and outstanding (see Note 10).

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

On May 12, 2021, in connection with the convertible note, the Company issued a Warrant to purchase up to 63,897,764 shares of common stock at an exercise price of $0.00313 per share (subject to adjustment as provided therein) until May 12, 2026 (see Note 6). The Warrants are exercisable for cash at any time. The Warrant was valued at $984,200 using the relative fair value method was recorded as debt discount which is being amortized over the life of the convertible note.

On July 30, 2021, the Company, in connection with the issuance of 500 shares of Series F preferred stock, issued a Warrant to purchase up to 63,897,764 shares of common stock at an exercise price of $0.00313 per share (subject to adjustment as provided therein) until July 30, 2026. The Warrants are exercisable for cash at any time. The Warrant was valued at $957,192 using the relative fair value method and was recorded as deemed dividend.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

Warrants activities for the year ended September 30, 2021 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (Years)	Value
Balance Outstanding at September 30, 2019	—	$—	—	$—
Warrants issued in connection with the sale of 7 shares of Series D-1 Preferred Stock	656,674,588	$0.002	4.2	$—
Deemed issuance in connection with the asset sale and recapitalization transaction (see Note 3)	200,000,000	$0.003	4.9	$—
Balance Outstanding at September 30, 2020	856,674,588	$0.0020	4.3	$—
Issued in connection with a convertible debt – related party (see Note 6 and Note 8)	63,897,764	0.0031	4.6	—
Issued in connection with a Series F preferred stock – related party	63,897,764
Balance Outstanding at September 30, 2021	984,470,116	$0.0023	3.5	$—
Exercisable at September 30, 2021	784,470,116	$0.0023	3.4	$—

NOTE 10 – COMMITMENT AND CONTINGENCIES

Employment Agreements

Michael Ruxin, M.D.

On June 5, 2020, the Company and Dr. Michael Ruxin. Entered into an employment agreement (the “Ruxin Employment Agreement”) for Dr. Ruxin to serve as the Company’s Chief Executive Officer, President and a director (see Note 3).

The Ruxin Employment Agreement provides that Dr. Ruxin will be employed for a fiveyear term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Dr. Ruxin will be entitled to receive an annual base salary of $300,000 and will be eligible for an annual discretionary bonus of 150% of such base salary. In the Ruxin Employment Agreement, Dr. Ruxin is also promised, subject to the approval of the Board or a committee thereof, and under the 2020 Equity Incentive Plan (i) a one-time grant of 49,047,059 Restricted Stock Units (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of Common Stock, both of which will be subject to the terms and conditions of the applicable award agreement when executed. Dr. Ruxin is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As of September 30, 2021, the RSUs and options have not yet been granted or issued since the Board has not yet approved the grants and the 2020 Equity Incentive Plan has not been approved by the shareholders. Further, the Board and Dr. Ruxin have not yet agreed on the terms of the options.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

Jeffrey Busch

On June 5, 2020, the Company and Jeffrey Busch entered into an employment agreement (the “Busch Employment Agreement”) for Mr. Busch to serve as the Company’s Chairman of the Board of Directors (see Note 3).

The Busch Employment Agreement provides that Mr. Busch will be employed for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Mr. Busch will be entitled to receive an annual base salary of $60,000 and will be eligible for an annual discretionary bonus. In the Busch Employment Agreement, Mr. Busch is also promised, subject to the approval of the Board or committee thereof, and under the 2020 Equity Incentive Plan (i) a one-time grant of 49,047,059 Restricted Stock (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of Common Stock, both of which will be subject to the terms and conditions of the applicable award agreement when executed. Mr. Busch is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As of September 30, 2021, the RSUs and options have not yet been granted or issued since the Board has not yet approved the grants and the 2020 Equity Incentive Plan has not been approved by the shareholders. Further, the Board and Mr. Busch have not yet agreed on the terms of the options. As of September 30, 2021 and 2020, the Company has accrued director compensation of $132,500 and $72,500, respectively.

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

Thomas E. Chilcott, III

On September 24, 2020, the Company appointed Thomas E. Chilcott, III, to serve as the Chief Financial Officer. The Company entered into an offer letter with Mr. Chilcott which provides that his base salary will be $225,000 per year and that he will be eligible to receive the following bonuses: $5,000 if the Company’s next Annual Report on Form 10-K is filed on or prior to December 12, 2020; $5,000 if the Company files a registration statement on Form S-1 on or prior to January 15, 2021; $5,000 if the Company completes a capital raise of at least $3,000,000 on or prior to Apri1 15, 2021; $20,000 if the Company completes a capital raise of at least $10,000,000 on or prior to September 30, 2021; and $15,000 if the Company successfully lists on the Nasdaq stock market on or before December 31, 2021. Mr. Chilcott is entitled to participate in all medical and other benefits that the Company has established for its employees. The offer letter also provides that Mr. Chilcott will be granted an option to purchase up to 94,545,096 shares of the Company’s common stock subject to terms including exercise price to be set by the Board of Directors of the Company. As of September 30, 2021, no bonus was due and no options have been granted to Mr. Chilcott.

Consulting Agreements

On July 5, 2020, the Company and a consultant entered into a Scientific Advisory Board Service Agreement (the “Advisory Agreement”) which provides for; (i) $2,000 monthly compensation; (ii) 88,786,943 stock options under the 2020 Equity Incentive Plan and; (iii) $1,500 per day for any special project requiring more than six hours of advisory service in a single day performed upon a written request from the Company. Either party may terminate the Advisory Agreement at any time upon ten days written notice to the other party unless either party neglects or fails to perform its obligations under the Advisory Agreement, then the termination notice shall be effective upon receipt of the same. As of September 30, 2021, the Company and the consultants have not agreed on the terms of the 88,786,943 stock options and therefore these stock options are not considered granted by the Company. Further, as of September 30, 2021, the 2020 Equity Incentive Plan has not yet been approved by the shareholders.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On July 5, 2020, the Company and a consultant entered into a Pathology Advisory Board Service Agreement (the “Advisory Agreement”) which provides for; (i) $272 monthly compensation; (ii) 77,972,192 stock options under the 2020 Equity Incentive Plan and; (iii) $1,500 per day for any special project requiring more than six hours of advisory service in a single day performed upon a written request from the Company. Either party may terminate the Advisory Agreement at any time upon ten days written notice to the other party unless either party neglects or fails to perform its obligations under the Advisory Agreement, then the termination notice shall be effective upon receipt of the same. As of September 30, 2021, the Company and the consultants have not agreed on the terms of the 77,972,192 stock options and therefore these stock options are not considered granted by the Company. Further, as of September 30, 2021, the 2020 Equity Incentive Plan has not yet been approved by the shareholders.

On January 1, 2021, the Company entered into a consulting agreement with Mr. Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor. The agreement was effective for a period of twelve months, commencing on January 1, 2021 and shall renew on a month-to month basis, subject to the right of the Company and Mr. Kucharchuk to terminate the agreement pursuant to the agreement. In addition, Mr. Kucharchuk shall be paid $2,000 per month. As of September 30, 2021, the Company recorded accrued consulting fees in the amount of $18,000 reflected under accrued liabilities – related party in the accompanying consolidated balance sheets (see Note 8).

License Agreements

GMU License Agreement

In September 2006, the Company entered into an exclusive license agreement (“License Agreement”) with George Mason Intellectual Properties, a non-profit corporation formed for the benefit of George Mason University (“GMU”) which: (1) grants an exclusive worldwide license, with the right to grant sublicenses, under the licensed inventions to make, have made, import, use, market, offer for sale and sell products designed, manufactured, used and/or marketed for all fields and for all uses, subject to the exclusions as defined in the License Agreement; (2) grants an exclusive option to license past, existing, or future inventions in the Company’s field, from inventors that are obligated to assign to GMU and who have signed a memorandum of understanding acknowledging that developed intellectual property will be offered, subject to the exclusions as defined in the License Agreement; (3) the license and option granted specifically excludes biomarkers for lung, ovarian, and breast cancers in a diagnostic field of use and GMU inventions developed using materials obtained from third parties under agreements granting rights to inventions made using said materials and; (4) grants right to assign or otherwise transfer the license so long as such assignment or transfer is accompanied by a change of control transaction and GMU is given 14 days prior notice. In addition, the Company is required to make an annual payment of $50,000 to GMU as well as pay GMU a quarterly royalty equal to the net revenue multiplied by one and one-half percent (1.5%), due on a quarterly basis or a quarterly sublicense royalty equal to the net revenue multiplied by fifteen percent (15%). Further, the Company has the right of first refusal for all technology associated with RPPA technology from GMU. As of September 30, 2021 and 2020, the Company has accrued royalty fees of $1,591 and $832, respectively, reflected in the accompanying consolidated balance sheet in accrued liabilities.

NIH License Agreement

In March 2018, the Company entered into two license agreements (“License Agreements”) with the National Institutes of Health (“NIH”) which grants the Company an exclusive and a nonexclusive United States license for certain patents. Pursuant to the License Agreements, the Company is required to make an annual payment of $6,000 to the NIH as well as pay the NIH a royalty equal to the net sales multiplied by three percent (3.0%) every June 30th and December 31st. Commencing on January 1st of the year following the year of the first commercial sale, the Company is subject to a non-refundable minimum annual royalty of $5,000. In addition, a sublicense royalty equal to the net revenue multiplied by ten percent (10%) will be payable upon sublicensing. As of September 30, 2021 and 2020, the Company has accrued royalty fees of $24,830 and $19,834, respectively, reflected in the accompanying consolidated balance sheet in accrued liabilities.

Employee Incentive Stock Options

In June 2020, in connection with the Asset Sale Transaction (see Note 3), the Company planned to issue approximately 1.8 billion stock options to employees, which include options in the employment agreements discussed above. As of September 30, 2021, these stock options had not yet been granted by the Company.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

Lease

In December 2019, the Company entered into a lease agreement for its corporate and laboratory facility in Golden, Colorado. The lease is for a period of 60 months, with an option to extend, commencing in February 2020 and expiring in February 2025 (see Note 7).

On June 10, 2021, the Company entered into an amendment to its existing Warehouse Lease (the “Lease Amendment”) for its laboratory facility in Golden, CO (see Note 7). The amendment was entered into in order to: (i) extend the term of the lease to five years following completion of the Company’s improvements to the Expansion Premises (defined below);(ii) expand the premises to include the premises located at Unit 404, Building F, 15000 West 6th Avenue, Golden, Colorado 80401, consisting of approximately 4,734 rentable square feet (the “Expansion Premises”); (iii) modify the annual basic rent; (iv) increase the security deposit; (v) provide for a tenant improvement allowance; (vi) provide for additional parking; (vii) provide for renewal options; and (viii) make certain other modifications as more particularly set forth below in the Lease Amendment. As of September 30, 2021, the improvements to the Expansion Premises had not yet been completed therefore the Lease Amendment is not yet in effect.

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

Legal Action

In August 2017, numerous purported plaintiffs brought an action against Avant and their previous executive team in the District Court of Harris County Texas. The action alleges the plaintiffs were engaged by Avant to perform services prior to 2018 and were issued certain restricted shares of Avant as payment of those services and Avant did not remove the restrictive legend off of said shares. On July 1, 2021 the plaintiffs are seeking a $1,000,000 award. The Company and Dr. Ruxin were added as defendants in the lawsuit. The Company believes these claims are without merit and intends to defend plaintiffs’ lawsuits vigorously. The Company currently believes the likelihood of a loss contingency related to these matters is remote and, therefore, no provision for a loss contingency is required.

On December 10, 2021, YPH LLC filed a complaint against the Company in the District Court for the Southern District of New York alleging that Theralink breached its Certificate of Designation for Series C-1 Convertible Preferred Stock by failing to honor a conversion notice submitted to it by YPH. Based on these and other allegations, Plaintiff asserts a breach of contract claim claiming that it has been damages in excess of $100 million (see Note 12). Plaintiff also seeks a decree of specific performance directing Theralink to deliver all shares due under the Conversion Notice. Theralink’s response to the complaint is due on February 4, 2022. The Company intends to vigorously defend this lawsuit.

Other Contingencies

Pursuant to ASC 450-20 - Loss Contingencies, liabilities for contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of September 30, 2021 and 2020, the Company recorded a contingent liability of $71,240 and $64,040, respectively, resulting from certain liabilities of Avant prior to the asset sale and recapitalization transaction (see Note 3). The contingent liabilities consisted of two notes payables with a total outstanding principal balance of $40,000 as of September 30, 2021 and 2020 and accrued interest payable of $31,240 and $24,040 as of September 30, 2021 and 2020, respectively.

NOTE 11 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets on September 30, 2021 and 2020 consist of net operating loss carry-forwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the fiscal years ended September 30, 2021 and 2020 are as follow:

	Years Ended September 30,
	2021	2020
Income tax benefit at U.S. statutory rate of 21%	$(1,149,047)	$(665,756)
Income tax benefit – state	(253,337)	(146,783)
Non-deductible expenses	(52,467)	(53,244)
Change in valuation allowance	1,454,851	865,783
Total provision for income tax	$—	$—

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

The Company’s approximate net deferred tax asset as of September 30, 2021 and 2020 was as follow:

	Years Ended September 30,
	2021	2020
Net operating loss carry-forwards	$11,245,046	$9,790,195
Total deferred tax asset	11,245,046	9,790,195
Less: valuation allowance	(11,245,046)	(9,790,195)
Net deferred tax asset	$—	$—

The gross operating loss carry forward available to the Company was $43,874,545 at September 30, 2021. The Company provided a full valuation allowance equal to the net deferred income tax asset as of September 30, 2021 and 2020 because it was not known whether future taxable income will be sufficient to utilize the loss carry-forwards. Additionally, the future utilization of the net operating loss carry-forwards to offset future taxable income is subject to annual limitations as a result of ownership or business changes that occurred prior to fiscal year 2021 and may occur in the future. The Company has not conducted a study to determine the limitations on the utilization of these net operating loss carry-forwards.

The increase in the valuation allowance was $1,454,851 in fiscal year 2021 and total net tax effected loss carry-forwards on September 30, 2021 was $11,245,046. The potential tax benefit arising from the loss carry-forward of approximately $8,050,201 accumulated through September 30, 2017, will expire in 2037. The potential tax benefit arising from the net operating loss carry-forward of $3,194,845 occurred after the effective date of the current tax act and can be carried forward indefinitely within the annual usage limitations.

NOTE 12 – SUBSEQUENT EVENTS

On October 18, 2021, the Company entered into separate agreements with two consultants (collectively as “Parties”) to settle an aggregate of $84,240 of accounts payable balance into 26,913,738 shares of common stock.

On October 21, 2021, the Company entered into a Promissory Note Agreement (the “Note”) with Jeffrey Busch who serves as a member of the Board of Directors (“Lender”) for a principal amount of $150,000. The Company received proceeds of $150,000. The Note bears an annual interest rate of 1%, matures on December 1, 2021 and can be prepaid in whole or in part without penalty. Pursuant to the Note, the Company has 90-day grace period following the maturity date after which the Lender shall charge a late payment fee equal to 1% of the outstanding principal balance and cost of collection, including legal fees.

On November 1, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an investor (“Investor#1”) to purchase two convertible notes (the “Notes”) and two accompanying warrants each for 13,661,203 shares of common stock (“Warrant”), for an aggregate investment amount of $500,000. The Notes, issued on November 1 and December 1, 2021, have a principal value of $250,000 each with the Company receiving $250,000 of proceeds from each. The Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Notes)) and mature on November 1, 2026 (“Maturity Date”). The Warrants are exercisable at any time after the issue date and upon CUSIP eligibility of the common stock. The Warrants expire on November 1, 2026. The Notes and Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment as provided in the Notes). The Company may prepay the Notes at any time in an amount equal to 110% of the outstanding principal balance and accrued interest during the period between issue date until Maturity Date. At the election of the Investor, the Notes can be converted in whole or in part at any time and from time to time, after FINRA Approval (as defined below). Further, upon maturity the Company may pay the outstanding balance of the Note in cash or convert it shares of common stock. Upon the listing by the Company or the trading of the common stock on The Nasdaq Capital Market or any other Qualified National Exchange (as defined in the Notes), the Conversion Amount shall automatically be converted into fully-paid and non-assessable shares of common stock. The Company shall not effect the conversion of any of the Note held by the Investor, and the Investor shall not have the right to convert any of the Note held by such Investor pursuant to the terms of this Note and any such conversion shall be null and void and treated as if never made, to the extent that after giving effect to such conversion, such Restricted Holder would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to such conversion (which provision may be increased to a maximum of 9.9% by such Investor by written notice from the Investor to the Company, which notice shall be effective 61 calendar days after the date of such notice). If the Financial Industry Regulatory Authority, Inc. (“FINRA”) fails to approve the Company’s name change to Theralink Technologies, Inc. and ticker symbol change (“FINRA Approval”) prior to November 1, 2022, then on such date the Company will pay a penalty fee equal to ten percent of the outstanding principal. If FINRA Approval is not received prior to May 1, 2023, then on such date the Company will pay a penalty fee equal to eight percent of the outstanding principal. Such fees will be added to the outstanding principal on their respective payment dates. If FINRA Approval is not received prior to June 1, 2023, then the Investor may, upon five (5) business days written notice to the Company, the Note in default and immediately due and payable in full. The Note and the Warrant shall be valued using the relative fair value method.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On November 1, 2021, the Company entered into a Securities Purchase Agreement with an investor (“Investor #2”) to purchase two convertible notes (the “Notes”) and two accompanying warrants each for 13,661,203 shares of common stock (“Warrant”), for an aggregate investment amount of $500,000. The Notes, issued on November 1 and December 1, 2021, have a principal value of $250,000 each with the Company receiving $250,000 of proceeds from each. The Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default”) and mature on November 1, 2026 (“Maturity Date”). The Warrants are exercisable at any time after the issue date and upon CUSIP eligibility of the common stock. The Warrants expire on November 1, 2026. The Notes and Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment as provided in the Notes). The Company may prepay the Notes at any time in an amount equal to 110% of the outstanding principal balance and accrued interest during the period between issue date until Maturity Date. At the election of the Investor, the Notes can be converted in whole or in part at any time and from time to time, after FINRA Approval. Further, upon maturity the Company may pay the outstanding balance of the Note in cash or convert it shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange, the Conversion Amount shall automatically be converted into fully-paid and non-assessable shares of common stock. The Company shall not effect the conversion of any of the Note held by the Investor, and the Investor shall not have the right to convert any of the Note held by the Investor pursuant to the terms of this Note and any such conversion shall be null and void and treated as if never made, to the extent that after giving effect to such conversion, the Investor would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to such conversion (which provision may be increased to a maximum of 9.9% by the Investor by written notice from the Investor to the Company, which notice shall be effective 61 calendar days after the date of such notice). If the Company does not have FINRA Approval prior to November 1, 2022, then on such date the Company will pay a penalty fee equal to ten percent of the outstanding principal. If FINRA Approval is not received prior to May 1, 2023, then on such date the Company will pay a penalty fee equal to eight percent of the outstanding principal. Such fees will be added to the outstanding principal on their respective payment dates. If FINRA Approval is not received prior to June 1, 2023, then the Investor may, upon five (5) business days written notice to the Company, the Note in default and immediately due and payable in full. The Note and the Warrant shall be valued using the relative fair value method.

On November 1, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an affiliated investor, who is an affiliate shareholder ( “Investor #3”), to purchase three convertible notes (the “Notes”) and three accompanying warrants for 18,251,367 shares of common stock each (“Warrants”), for an aggregate investment amount of $1,000,000. The Notes, issued on November 1, 2021, December 1, 2021 and January 1, 2022, have a principal value of $334,000, $333,000 and $333,000 with the Company receiving $1,000,000 in aggregate proceeds. The Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Notes)) and mature on November 1, 2026 (“Maturity Date”). The Warrant is exercisable at any time after the issue date and upon CUSIP eligibility of the common stock. The Warrants expire on November 1, 2026. The Notes and Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment as provided in the Notes). The Company may prepay the Note at any time in an amount equal to 110% of the outstanding principal balance and accrued interest during the period between issue date until Maturity Date. At the election of the Investor, the Note can be converted in whole or in part at any time and from time to time, after FINRA Approval). Further, upon maturity the Company may pay the outstanding balance of the Note in cash or convert it shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange, the Conversion Amount shall automatically be converted into fully-paid and non-assessable shares of common stock. If FINRA Approval is not received prior to November 1, 2022, then on such date the Company will pay a penalty fee equal to ten percent of the outstanding principal. If FINRA Approval is not received prior to May 1, 2023, then on such date the Company will pay a penalty fee equal to eight percent of the outstanding principal. Such fees will be added to the outstanding principal on their respective payment dates. If FINRA Approval is not received prior to June 1, 2023, then the Investor may, upon five (5) business days written notice to the Company, the Note in default and immediately due and payable in full. The Note and the Warrant shall be valued using the relative fair value method.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 AND 2020

On December 10, 2021, YPH LLC filed a complaint against the Company in the District Court for the Southern District of New York alleging that Theralink breached its Certificate of Designation for Series C-1 Convertible Preferred Stock by failing to honor a conversion notice submitted to it by YPH. Based on these and other allegations, Plaintiff asserts a breach of contract claim claiming that it has been damages in excess of $100 million (see Note 10). Plaintiff also seeks a decree of specific performance directing Theralink to deliver all shares due under the Conversion Notice. Theralink’s response to the complaint is due on February 4, 2022. The Company intends to vigorously defend this lawsuit.

On December 31, 2021, the Company’s Board approved an increase in the base salary of Thomas E. Chilcott, III, the Company’s Chief Financial Officer, from $225,000 to $300,000 per year. The increase was effective January 1, 2022. The Board also approved two new bonuses for which Mr. Chilcott will be eligible: (i) a $37,500 bonus payable upon the Company’s completion of a capital raise of at least $1,000,000; and (ii) a $37,500 bonus payable upon the Company’s completion of a capital raise of at least $2,000,000 in the aggregate.

