Form 10-Q
period 2021-12-31
THERALINK TECHNOLOGIES, INC.
filed 2022-02-18
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2021

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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
☐	☐	☒	☒	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 5,555,473,158 shares of its common stock, $0.0001 par value per share, outstanding as of February 16, 2022.

THERALINK TECHNOLOGIES, INC.

FORM 10-Q

DECEMBER 31, 2021

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

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

●	our ability to continue as a going concern;
●	our ability to remain current in filing all reports required to be filed by us under Section 13 or 15(d) of the Securities Exchange Act of 1934;
●	our ability to maintain pricing;
●	our ability to employ skilled and qualified workers;
●	the fact that we have incurred significant losses since inception, expect to incur net losses for at least the next several years and may never achieve or sustain profitability;
●	the loss of key management personnel upon whom we depend;
●	our ability to fund our operations;
●	inadequate insurance coverage for certain losses or liabilities;
●	our ability to navigate the regulatory approval process in the U.S. and other countries, and our success in obtaining required regulatory approvals on a timely basis;
●	commercial development of technologies that compete with our technology;
●	the actual and perceived effectiveness of our technology, and how the technology compares to competitive technologies;
●	the rate and degree of market acceptance and clinical utility of our technology;
●	adverse effects of the recent and ongoing COVID-19 pandemic;
●	the strength of our intellectual property protection, and our success in avoiding infringement of the intellectual property rights of others;
●	regulations affecting the health care industry;
●	adverse developments in our research and development activities;
●	potential liability if our technology causes illness, injury or death, or adverse publicity from any such events;
●	our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing when required; and
●	our expectations with respect to future licensing, partnering or acquisition activity.

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K filed on January 13, 2022 with the Securities and Exchange Commission (“SEC”), particularly in the ‘Risk Factors” section of such report, that could cause results or events to differ materially from the forward-looking statements that we make herein. Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement should be relied upon. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. Forward-looking statements apply only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as otherwise required by applicable law.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THERALINK TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31	September 30
	2021	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$414,982	$314,151
Accrued receivable	49,725	-
Other receivable (related party $25,594 and $21,711)	25,594	23,044
Prepaid expenses and other current assets	242,264	219,496
Marketable securities	16,400	11,000
Laboratory supplies	21,706	71,062

Total Current Assets	770,671	638,753

OTHER ASSETS:
Property and equipment, net	662,962	698,927
Finance right-of-use assets, net	99,731	111,323
Operating right-of-use asset, net	1,192,672	168,664
Security deposits	20,909	20,909

Total Assets	$2,746,945	$1,638,576

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$879,763	$1,018,797
Accounts payable - related party	3,350	3,714
Accrued liabilities	103,723	71,077
Accrued liabilities - related party	-	18,000
Accrued compensation	218,193	186,177
Accrued director compensation	147,500	132,500
Deferred revenue	155,900	135,150
Notes payable - related party	100,000	100,000
Notes payable - current	1,000	1,000
Financing lease liability - current	49,220	47,730
Operating lease liability - current	22,667	42,411
Insurance payable	83,821	118,294
Subscription payable	1,350,000	1,350,000
Contingent liabilities	73,040	71,240

Total Current Liabilities	3,188,177	3,296,090

LONG-TERM LIABILITIES:
Financing lease liability	75,506	88,385
Operating lease liability	1,177,384	134,482
Convertible notes - related party, net of discount	138,342	64,981
Convertible notes, net of discount	33,450	-

Total Liabilities	4,612,859	3,583,938

Commitments and Contingencies (Note 10)

Series E preferred stock; $0.0001 par value; 2,000 shares designated; 1,000 issued and outstanding at December 31, 2021 and September 30, 2021; liquidation value of $2,013,589 and $2,013,151 at December 31, 2021 and September 30, 2021, respectively	2,000,000	2,000,000

Series F preferred stock; $0.0001 par value; 2,000 shares designated; 500 and nil issued and outstanding at December 31, 2021 and September 30, 2021; liquidation value of $1,006,795 and $1,006,728 at December 31, 2021 and September 30, 2021, respectively	1,000,000	1,000,000

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value; 26,667 authorized;
Series A Preferred stock: $0.0001 par value; 1,333 shares designated; 667 issued and outstanding at December 31, 2021 and September 30, 2021	-	-
Series C-1 Preferred stock: $0.0001 par value; 3,000 shares designated; 2,966 issued and outstanding at December 31, 2021 and September 30, 2021	-	-
Series C-2 Preferred stock: $0.0001 par value; 6,000 shares designated; 4,917 issued and outstanding at December 31, 2021 and September 30, 2021	-	-
Series D-1 Preferred stock: $0.0001 par value; 1,000 shares designated; nil issued and outstanding at December 31, 2021 and September 30, 2021	-	-
Series D-2 Preferred stock: $0.0001 par value; 4,360 shares designated; nil issued and outstanding at December 31, 2021 and September 30, 2021	-	-
Common stock: $0.0001 par value, 12,000,000,000 shares authorized; 5,124,163,254 and 5,124,164,690 issued and outstanding at December 31, 2021 and September 30, 2021, respectively	512,416	512,416
Additional paid-in capital	46,020,285	44,368,077
Accumulated deficit	(51,398,615)	(49,825,855)

Total Stockholders’ Deficit	(4,865,914)	(4,945,362)

Total Liabilities and Stockholders’ Deficit	$2,746,945	$1,638,576

See accompanying condensed notes to unaudited consolidated financial statements.

THERALINK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	December 31,
	2021	2020

REVENUES, NET	$78,975	$9,790

COST OF REVENUE	43,565	1,603

GROSS PROFIT	35,410	8,187

OPERATING EXPENSES:
Professional fees	217,823	197,254
Compensation expense	625,855	590,175
Licensing fees	36,092	30,172
General and administrative expenses	537,656	803,139

Total Operating Expenses	1,417,426	1,620,740

LOSS FROM OPERATIONS	(1,382,016)	(1,612,553)

OTHER INCOME (EXPENSE):
Interest expense, net	(135,651)	(8,730)
Gain on debt extinguishment, net	-	227,294
Unrealized gain (loss) on marketable securities	5,400	(3,100)
Loss on exchange rate, net	-	(22,686)

Total Other Income (Loss), net	(130,251)	192,778

NET LOSS	(1,512,267)	(1,419,775)

Series E preferred stock dividend	(40,329)	(40,219)
Series F preferred stock dividend	(20,164)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,572,760)	$(1,459,994)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	5,555,474,165	5,124,164,620

See accompanying condensed notes to unaudited consolidated financial statements.

THERALINK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(UNAUDITED)

	Preferred Stock						Common Stock		Additional	Accumulated	Total
	Series A # of Shares	Series C-1 # of Shares	Series C-2 # of Shares	Series D-1 # of Shares	Series D-2 # of Shares	Amount	# of Shares	Amount	Paid-in Capital	Deficit	Stockholders’ Deficit

Balance at September 30, 2021	667	2,966	4,917	-	-	$-	5,124,164,690	$512,416	$44,368,077	$(49,825,855)	$(4,945,362)

Relative fair value of warrant issued in connection with convertible notes - related party recorded as debt discount	-	-	-	-	-	-	-	-	661,088	-	661,088

Relative fair value of warrant issued in connection with convertible notes recorded as debt discount	-	-	-	-	-	-	-	-	991,120	-	991,120

Series E preferred stock dividend	-	-	-	-	-	-	-	-	-	(40,329)	(40,329)

Series F preferred stock dividend	-	-	-	-	-	-	-	-	-	(20,164)	(20,164)

Correction for rounding error	-	-	-	-	-	-	(1,436)	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(1,512,267)	(1,512,267)

Balance at December 31 2021	667	2,966	4,917	-	-	$-	5,124,163,254	$512,416	$46,020,285	$(51,398,615)	$(4,865,914)

	Preferred Stock						Common Stock		Additional	Accumulated	Total
	Series A # of Shares	Series C-1 # of Shares	Series C-2 # of Shares	Series D-1 # of Shares	Series D-2 # of Shares	Amount	# of Shares	Amount	Paid-in Capital	Deficit	Stockholders’ Deficit

Balance at September 30, 2020	667	2,966	4,917	-	-	$-	5,124,164,690	$512,416	$42,367,577	$(43,187,588)	$(307,595)

Adjustment related to Series A preferred prior period redemption payment	-	-	-	-	-	-	-	-	500	-	500

Series E preferred stock dividend	-	-	-	-	-	-	-	-	-	(40,219)	(40,219)

Net loss	-	-	-	-	-	-	-	-	-	(1,419,775)	(1,419,775)

Balance at December 31, 2020	667	2,966	4,917	-	-	$-	5,124,164,690	$512,416	$42,368,077	$(44,647,582)	$(1,767,089)

See accompanying condensed notes to unaudited consolidated financial statements.

THERALINK TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	December 31,
	2021	2020
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(1,512,267)	$(1,419,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment and finance ROU assets	47,557	45,645
Lease cost	7,379	658
Amortization of debt discount	92,019	-
Gain on debt extinguishment	-	(227,294)
Unrealized loss on exchange rate	-	22,686
Unrealized (gain) loss on marketable securities	(5,400)	3,100
Gain on modification of operating lease	(8,229)	-
Change in operating assets and liabilities:
Accounts receivable	(49,725)	-
Prepaid expenses and other current assets	(25,318)	(34,922)
Laboratory supplies	49,356	71,335
Accounts payable	(139,398)	232,992
Accrued liabilities and other liabilities	28,484	27,215
Deferred revenue	20,750	131,387

NET CASH USED IN OPERATING ACTIVITIES	(1,494,792)	(1,146,973)

CASH FLOWS FROM INVESTING ACTIVITIES
Adjustment related to Series A preferred prior period redemption payment	-	500
Purchase of property and equipment	-	(88,712)

NET CASH USED IN INVESTING ACTIVITIES	-	(88,212)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debt - related party	667,000	-
Proceeds from convertible debt	1,000,000	-
Proceeds from note payable -related party	150,000	-
Repayment of note payable -related party	(150,000)	-
Repayment of financed lease	(11,389)	-
Payments for preferred stock dividends	(59,988)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,595,623	-

NET CHANGE IN CASH	100,831	(1,235,185)

CASH, beginning of the period	314,151	1,779,283

CASH, end of the period	$414,982	$544,098

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$21,228	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Series E preferred stock dividend	$40,329	$-
Series F preferred stock dividend	$20,164	$-
Relative fair value of warrant issued in connection with convertible notes - related party recorded as debt discount	$661,088	$-
Relative fair value of warrant issued in connection with convertible notes recorded as debt discount	$991,120	$-
Initial amount of financing lease payables	$231,841	$231,841
Initial amount of operating lease payables	$1,212,708	$231,337

See accompanying condensed notes to unaudited consolidated financial statements.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Theralink Technologies, Inc., formerly OncBioMune Pharmaceuticals, Inc. (the “Company”), was a clinical-stage biopharmaceutical company engaged in the development of novel cancer immunotherapy products, with a proprietary vaccine technology. On June 5, 2020, the Company acquired the assets (the “Asset Sale Transaction”) of Avant Diagnostics, Inc., a Nevada corporation established in 2009 (“Avant”) pursuant to the Asset Purchase Agreement dated May 12, 2020, between the Company and Avant (the “Asset Purchase Agreement”). Avant is a commercial-stage precision medicine and molecular data-generating company that focuses on the development and commercialization of a series of patented, proprietary data-generating assays that may provide important actionable information for physicians and patients, as well as biopharmaceutical companies, in the area of oncology.

Pursuant to the Asset Purchase Agreement, the Company acquired substantially all of the assets of Avant and assumed certain of its liabilities. Upon the terms and subject to the conditions of the Asset Purchase Agreement, Avant sold to the Company, all of Avant’s title and interest in all the assets, properties and rights of every kind and nature, whether real, personal or mixed, tangible or intangible (including goodwill), wherever located and whether existing or hereafter acquired, except for the specific excluded assets, which relate to, or are used or held for use in connection with, Avant’s business. The Company also hired Avant’s employees upon consummation of the Asset Sale Transaction. As consideration for the Asset Sale Transaction, the Company issued to Avant 1,000 shares of a newly created Series D-1 Preferred Stock which held 54.55% of all voting rights on an as-converted basis with the common stock. Upon the effectiveness of an increase of the Company’s authorized shares of common stock from 6,666,667 shares to 12,000,000,000 shares, all such shares of Series D-1 Preferred Stock issued to Avant automatically converted into 5,081,549,184 shares of the Company’s common stock. Avant possessed majority voting control of the Company immediately following the Asset Sale Transaction and controlled the Company’s Board of Directors after the termination of the ten-day waiting period required by Rule 14f-1 under the Exchange Act. Accordingly, the Asset Sale Transaction was accounted for, in substance, as an asset acquisition of the Company’s net asset by Avant and a recapitalization of Avant. Avant is considered the historical registrant and the historical operations presented are those of Avant since Avant obtained 54.55% majority voting control of the Company (see Note 3). All share and per share data in the accompanying unaudited consolidated financial statements and footnotes has been retrospectively adjusted for the recapitalization.

On July 11, 2021, the Company’s wholly-owned subsidiary, OncBioMune, LLC, was administratively dissolved by the Louisiana Secretary of State for failing to meet its filing requirements and pay the associated fees (see Note 3).

In connection with the Asset Sale Transaction, the Company entered into an Exchange Agreement, effective June 5, 2020, by and among OncBioMune Pharmaceuticals, Inc. and the investors named therein, whereby the Company agreed to exchange certain convertible promissory notes and warrants outstanding for shares of Series C-1 Convertible Preferred Stock of the Company and options to purchase shares of the Company’s wholly-owned subsidiary, OncBioMune Sub Inc. OncBioMune Sub Inc. holds the patents used in the prior business of OncBioMune Pharmaceuticals, Inc. In July 2021, certain of those investors exercised their options to purchase the shares of OncBioMune Sub Inc. On July 26, 2021, the Company transferred all 10,000 shares of OncBioMune Sub Inc. held by the Company to the various investors for gross proceeds of $1,000 (see Note 3).

On July 30, 2021, the Company filed a certificate of designation, preferences and rights of Series F Preferred Stock (the “Series F Certificate of Designation”), with the Nevada Secretary of State to designate 1,000 shares of its previously authorized preferred stock as Series F Preferred Stock, par value $0.0001 per share and a stated value of $2,000 per share. The Series F Certificate of Designation and its filing were approved by the Company’s Board of Directors without stockholder approval as provided for in the Company’s articles of incorporation and under Nevada law (see Note 9).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information, which present the unaudited consolidated financial statements of the Company and its wholly-owned, inactive subsidiaries, OncBioMune, LLC. (through dissolution date of July 11, 2021) and OncBioMune Sub, Inc. (through sale date of July 26, 2021), as of December 31, 2021. All intercompany transactions and balances have been eliminated. The interim unaudited consolidated financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the audited consolidated financial statements of the Form 10-K filed on January 13, 2022. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments and non-recurring adjustments) have been made for the fair presentation of the unaudited consolidated financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the year ending September 30, 2022.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

Going Concern

These unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had net loss and net cash used in operations of $1,512,267 and $1,494,792, respectively, for the three months ended December 31, 2021. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $51,398,615, $4,865,914 and $2,417,506 at December 31, 2021. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These unaudited consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the three months ended December 31, 2021 and year ended September 30, 2021 include, but are not necessarily limited to, the valuation of assets and liabilities of discontinued operations, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of right-of-use (“ROU”) assets and lease liabilities, assumptions used in assessing impairment of long-lived assets, allowances for accounts receivable, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s investment policy is to preserve principal and maintain liquidity. The Company periodically monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Prepaid Assets

Prepaid assets are carried at amortized cost. Significant prepaid assets as of December 31, 2021 and September 30, 2021 include, but are not necessarily limited to, prepaid insurance, prepaid consulting fees, prepaid equipment maintenance fees and retainers for professional services.

Laboratory Supplies

Laboratory supplies are normally consumed within a year from purchase and any unused laboratory supplies are classified as current asset and reflected in the accompanying unaudited consolidated balance sheet as laboratory supplies.

Property and Equipment

Fixed assets are stated at cost and depreciated using the straight-line method over their estimated useful lives, which range from three to five years. Leasehold improvements are depreciated over the shorter of their useful life or the lease term including scheduled renewal terms. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

Revenue Recognition

In accordance with ASU Topic 606 - Revenue from Contracts with Customers, the Company recognizes revenue in accordance with that core principle by applying the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company provides research and development support to biopharmaceutical companies to assist their drug development programs. In January 2021, the Company began performing tumor profiling to support clinical patient therapeutic intervention. The services provided by the Company are performance obligations under services contracts. These contracts are completed over time and may lead to deferred revenue for services not completed at the end of a period. Management reviews the completion status of all jobs monthly to determine the appropriate amount of revenue to recognize. The Company offers these services to biopharmaceutical companies and to private individuals. The revenue recognized from services provided to private individuals during the three months ended December 31, 2021 and year ended September 30, 2021 were minimal and therefore was not disaggregated for disclosure purposes.

Cost of Revenue

The cost of revenue consists of the cost of labor, supplies and materials.

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis and does not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

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

Concentrations

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions that at times may exceed the federally insured limit of $250,000. As of December 31, 2021 and September 30, 2021, the cash balances were in excess of the FDIC insured limit by $244,456 and $68,122, respectively. The Company has not experienced any losses in such accounts through December 31, 2021.

Concentration of Revenues

For the three months ended December 31, 2021, the Company generated total revenue of $78,975 of which 56% and 35% were from two of the Company’s customers. For the three months ended December 31, 2020, the Company generated total revenue of $9,790 from one customer.

Concentration of Deferred Revenue

As of December 31, 2021, the Company had deferred revenue of $155,900 of which 49%, 24% and 21% were from three of the Company’s customers. As of September 30, 2021, the Company had deferred revenue of $135,150 of which 56%, 24% and 16% were from three of the Company’s customers.

Concentration of Vendor

Generally, the Company relies on one vendor to perform the Company’s patient reporting and contract research (formerly called sample analysis) which is an integral part of the Company’s operation and revenue stream. Any disruption in this service could have a material adverse effect on the Company’s business, financial condition and results of operations.

During the three months ended December 31, 2021 and 2020, the Company incurred $113,295 and $275,000, respectively, or 100% of it patient reporting and contract research (formerly called sample analysis) expense from one vendor.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

Basic and Diluted Loss Per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of December 31, 2021 and 2020 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	December 31,
	2021	2020
Stock warrants	1,075,563,017	856,674,588
Series C-1 preferred stock	445,301,289	445,301,289
Series C-2 preferred stock	733,542,619	733,542,619
Series E preferred stock	638,977,636	533,333,333
Series F preferred stock	319,488,818	—
Convertible notes	780,807,641	—
	3,993,681,020	2,568,851,829

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2021 and September 30, 2021, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2021.

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

Leases

The Company accounts for its leases using the method prescribed by ASC 842 – Lease Accounting. The Company assess whether the contract is, or contains, a lease at the inception of a contract which is based on (i) whether the contract involves the use of a distinct identified asset, (ii) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether the Company has the right to direct the use of the asset. The Company allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating and financing lease ROU assets represents the right to use the leased asset for the lease term. Operating and financing lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the unaudited consolidated statements of operations.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470- 20, Debt with Conversion and Other Options, for convertible instruments. Under the amendments in ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate when applying the guidance in Topic 835, Interest. The amendments in ASU 2020-06 provide financial statement users with a simpler and more consistent starting point to perform analyses across entities. The amendments also improve the operability of the guidance and reduce, to a large extent, the complexities in the accounting for convertible instruments and the difficulties with the interpretation and application of the relevant guidance. To further improve the decision usefulness and relevance of the information being provided to users of financial statements, amendments in ASU 2020-06 increased information transparency by making the following amendments to the disclosure for convertible instruments:

1.	Added a disclosure objective
2.	Added information about events or conditions that occur during the reporting period that cause conversion contingencies to be met or conversion terms to be significantly changed
3.	Added information on which party controls the conversion rights
4.	Aligned disclosure requirements for contingently convertible instruments with disclosure requirements for other convertible instruments
5.	Required that existing fair value disclosures in Topic 825, Financial Instruments, be provided at the individual convertible instrument level rather than in the aggregate.

Additionally, for convertible debt instruments with substantial premiums accounted for as paid-in capital, amendments in ASU 2020-06 added disclosures about (1) the fair value amount and the level of fair value hierarchy of the entire instrument for public business entities and (2) the premium amount recorded as paid-in capital.

The amendments in ASU 2020-06 are effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of its annual fiscal year and are allowed to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. Transactions that were settled (or expired) during prior reporting periods are unaffected. The cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. If an entity elects the fully retrospective method of transition, the cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. The Company early adopted ASU 2020-06 and its adoption did not have any material impact on the Company’s consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2020-06 and its adoption did not have any material impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3 – DISPOSAL OF SUBSIDIARIES AND RECAPITALIZATION

Administrative Dissolution of OncBioMune, LLC

On July 11, 2021, the Company’s wholly-owned subsidiary OncBioMune, LLC was administratively dissolved by the Louisiana Secretary of State for failing to meet its filing requirements and pay the associated fees (see Note 1). The Company deconsolidated OncBioMune, LLC on July 11, 2021 and recognized a gain of $9,916 which was recorded in the consolidated statement of operations as a gain on the dissolution of a subsidiary.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

Exercise of Options to Purchase Shares of OncBioMune Sub Inc.

In connection with the Asset Sale Transaction, the Company entered into an Exchange Agreement, effective June 5, 2020, by and among OncBioMune Pharmaceuticals, Inc. and the investors named therein, whereby the Company agreed to exchange certain convertible promissory notes and warrants outstanding for shares of Series C-1 Convertible Preferred Stock of the Company and the option to purchase shares of the Company’s wholly-owned subsidiary, OncBioMune Sub Inc. OncBioMune Sub Inc. holds the patents used in the prior business of OncBioMune Pharmaceuticals, Inc. In July 2021, certain of those investors exercised their options to purchase the shares of OncBioMune Sub Inc. On July 26, 2021, the Company transferred all 10,000 shares of OncBioMune Sub Inc. held by the Company to the various investors for aggregate proceeds of $1,000. The proceeds were recorded in the consolidated statement of operations as a gain on the disposal of a subsidiary (see Note 1).

Asset Sale and Recapitalization Transaction

Avant provided personalized medical data through its Theralink assays, initially for breast cancer, to assist treating physician in a data-driven process for treatment decision support and to help enable predictive biomarker-based patient therapy selection. Avant was a developer of phosphoproteomic technologies for measuring the activation state of therapeutic targets and signaling pathways, a key metric for biopharmaceuticals, with applications across multiple cancer types, including breast, non-small cell lung, gastrointestinal (“GI”), gynecologic and pancreatic, among others.

On June 5, 2020, the Company closed the Asset Purchase Agreement entered into with Avant on May 12, 2020. Pursuant to the Asset Purchase Agreement, the Company acquired substantially all of the assets and business of Avant and assumed certain of its liabilities in the Asset Sale Transaction. Upon the terms and subject to the conditions of the Asset Purchase Agreement, Avant sold to the Company, all of Avant’s title and interest in all of the assets, properties and rights of every kind and nature, whether real, personal or mixed, tangible or intangible (including goodwill), wherever located and whether existing or hereafter acquired, except for the specific excluded assets, which relate to, or are used or held for use in connection with, Avant’s business. The Company also hired Avant’s employees upon consummation of the Asset Sale Transaction. As consideration for the Asset Sale Transaction, Avant was issued 1,000 shares of a newly created Series D-1 Preferred Stock which held 54.55% of all voting rights on an as-converted basis with the common stock. Upon the increase of the Company’s authorized shares of common stock from 6,666,667 shares to 12,000,000,000 shares effective September 24, 2020, all such shares of Series D-1 Preferred Stock issued to Avant automatically converted into 5,081,549,184 shares of the Company’s common stock. Avant possessed majority voting control of the Company immediately following the Asset Sale Transaction and controlled the Company’s Board of Directors after the termination of the ten-day waiting period required by Rule 14f-1 under the Exchange Act. Accordingly, the Asset Sale Transaction was accounted for, in substance, as an asset acquisition of the Company’s net assets by Avant and a recapitalization of Avant as discussed in detail below under “Accounting for the Asset Sale Transaction”. Avant is considered the historical registrant and the historical operations presented are those of Avant since Avant obtained majority voting control (54.55%) of the Company.

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

Accounting for the Asset Sale Transaction

The Asset Sale Transaction was accounted for, in substance, as an asset acquisition of the Company’s net assets by Avant and a recapitalization of Avant as the Company did not meet the definition of a business under the framework provided in ASC 805-10-55-5D through 55-6 - Business Combination. Avant is considered the historical registrant and the historical operations presented are those of Avant since Avant obtained majority voting control (54.55%) of the Company where, in effect, the Company is the legal acquirer (accounting acquiree) and Avant is the accounting acquirer (legal acquiree).

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

The following assets and liabilities were assumed in the transaction:

Cash	$675,928
Prepaid expense and other current assets	17,539
Total assets acquired	693,467

Accounts payable and other liabilities	(40,149)
Liabilities of discontinued operations	(406,662)
Total liabilities assumed	(446,811)

Net assets acquired	$246,656

The functional currency of a former subsidiary which operated in Mexico was the Mexican Peso (“Peso”). The assumed liabilities of discontinued operations were translated to U.S. dollars using the period end rates of exchange for liabilities. Net gains and losses resulting from foreign exchange transactions are reflected as unrealized gain (loss) on exchange rate in the consolidated statements of operations and is a non-cash loss. As a result of foreign currency translations, which are a non-cash adjustment, the Company reported unrealized (loss) on exchange rate of $0 and $(22,686) during the three months ended December 31, 2021 and 2020, respectively.

During the three months ended December 31, 2021 and 2020, $0 and $227,294 of the assumed liabilities of discontinued operations were written-off, in accordance with ASC 405-20-40-1b and were recorded as a gain on debt extinguishment on the accompanying unaudited consolidated statement of operations.

NOTE 4 – MARKETABLE SECURITIES

During the fiscal year ended 2017, the Company acquired 1,000,000 shares of common stock of Amarantus BioScience Holdings, Inc. (“AMBS”) with a fair value of $40,980. The AMBS common stock is recorded as marketable securities in the accompanying unaudited consolidated balance sheets. Its fair value is adjusted every reporting period and the change in fair value is recorded in the unaudited consolidated statements of operations as unrealized gain or (loss) on marketable securities. During the three months ended December 31, 2021, and 2020, the Company recorded $5,400 and $(3,100) of unrealized gain (loss) on marketable securities, respectively. As of December 31, 2021 and September 30, 2021, the fair value of these shares was $16,400 and $11,000, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Once placed in service, they are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease terms. Fixed assets consist of the following:

	Estimated Useful Life in Years	December 31, 2021	September 30, 2021
		(Unaudited)
Laboratory equipment	5	$470,159	$470,159
Furniture	5	24,567	24,567
Leasehold improvements	5	349,115	349,115
Computer equipment	3	68,490	68,490
		912,331	912,331
Less accumulated depreciation		(249,369)	(213,404)
Property and equipment, net		$662,962	$698,927

For the three months ended December 31, 2021 and 2020, depreciation expense related to property and equipment amounted to $35,965 and $34,053, respectively.

Leased equipment was not included in the table above as it was accounted for in accordance to ASU 842 – Leases. These leases are discussed in Note 7 under financing lease right-of-use (“ROU”) assets and financing lease liabilities.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

NOTE 6 – DEBT

At December 31, 2021, the convertible notes payable consisted of the following:

	December 31, 2021	September 30, 2021
Principal amount	$1,000,000	$—
Less: debt discount	(966,550)	—
Convertible notes payable, net	$33,450	$—

Principal amount – related party	$1,667,000	$1,000,000
Less: debt discount – related party	(1,528,658)	(935,019)
Convertible note payable - related party, net	$138,342	$64,981

Total convertible notes payable, net	$171,792	$64,981

Convertible Debt – Related Party

On May 12, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with a related party, who is an affiliate stockholder (the “Investor”) to purchase a convertible note (the “Note”) and accompanying warrant (the “Warrant”) for an aggregate investment amount of $1,000,000 (see Note 8). The Note has a principal value of $1,000,000 and bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Note)) and shall mature on May 12, 2026 (the “Maturity Date”). The Company received the proceeds in three tranches with the first tranche of $333,334 received in May 2021, the second tranche of $333,333 received in June 2021 and the third tranche of $333,333 received in July 2021. The Note is convertible at any time into shares of the Company’s common stock at a conversion price equal to $0.00313 per share for any amount of principal and accrued interest remaining outstanding (subject to adjustment as provided therein). The Company may prepay the Note at any time upon approval of the Company’s name change to Theralink Technologies, Inc. and the related ticker symbol change by FINRA in an amount equal to 110% of the outstanding principal balance and accrued interest. In connection with the Company’s obligations under the Note, the Company entered into a security agreement (the “Security Agreement”) with Ashton Capital Corporation as agent, pursuant to which the Company granted a lien on the laboratory equipment of the Company (the “Collateral”), for the benefit of the Investor, to secure the Company’s obligations under the Note. Upon an Event of Default (as defined in the Notes), the Investor may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral. During the year ended September 30, 2021, the Company paid $19,142 of accrued interest. As of September 30, 2021, the Note had an outstanding principal balance of $1,000,000 and accrued interest of $6,575. It is reflected in the accompanying consolidated balance sheet at $64,981, as a long-term convertible note payable – related party, net of discount. As of December 31, 2021, the Note had an outstanding principal balance of $1,000,000 and accrued interest of $6,794. It is reflected in the accompanying unaudited consolidated balance sheet at $116,033 as a long-term convertible note payable – related party, net of discount in the amount of $883,967.

In connection with the Note, the Investor was issued a Warrant to purchase up to 63,897,764 shares of common stock at an exercise price of $0.00313 per share (subject to adjustment as provided therein) until May 12, 2026. The Warrants are exercisable for cash at any time. The Warrant was valued at $984,200 using the relative fair value method which was recorded as a debt discount which is being amortized over the life of the Note. In addition, the Note had a beneficial conversion feature (“BCF”) in the amount of $15,800 which was recorded as a debt discount which is being amortized over the life of the Note. The debt discount totaled $1,000,000. During the three months ended December 31, 2021, the Company amortized $51,052 of the debt discount which is included in interest expense in the accompanying unaudited consolidated statement of operations.

On November 1, 2021, the Company entered into a Securities Purchase Agreement with a related party, who is an affiliate stockholder (the “First Investor”), to purchase three convertible notes (collectively as “Notes”) and three accompanying warrants (collectively as “Warrants”), for an aggregate investment amount of $1,000,000. The first note issued on November 1, 2021, had a principal balance of $334,000 (“Note I”) and accompanying warrants to purchase up to 18,251,367 shares of common stock (“Warrant I”). The second note issued on December 1, 2021, had a principal balance of $333,000 (“Note II”) and accompanying warrants to purchase up to 18,196,722 shares of common stock (“Warrant II”). The third note and accompanying warrants were issued subsequent to December 31, 2021 (see Note 11). The Company received $667,000 in aggregate proceeds from the Notes. The Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Notes)) and mature on November 1, 2026 (“Maturity Date”). The Warrants are exercisable at any time after the issue date and upon FINRA Approval (as defined below) and expire on November 1, 2026. The Warrants were valued at $661,088 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the Notes. The Notes and Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment as provided in the Notes and Warrants). The Company may prepay the Notes at any time upon approval of the Company’s name change to Theralink Technologies, Inc. and the related ticker symbol change by FINRA in an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the First Investor, the Notes can be converted in whole or in part at any time and from time to time, after FINRA Approval (as defined below). Further, upon maturity the Company may pay the outstanding balance of the Notes in cash or convert them into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the Notes), the Conversion Amount shall automatically be converted into fully-paid and non-assessable shares of common stock. If the Financial Industry Regulatory Authority, Inc. (“FINRA”) fails to approve the Company’s name change to Theralink Technologies, Inc. and the related ticker symbol change (“FINRA Approval”) prior to November 1, 2022, then on such date the Company will pay a penalty fee equal to ten percent of the outstanding principal. If FINRA Approval is not received prior to May 1, 2023, then on such date the Company will pay a penalty fee equal to eight percent of the outstanding principal. Such fees will be added to the outstanding principal on their respective payment dates. If FINRA Approval is not received prior to June 1, 2023, then the First Investor may, upon five (5) business days written notice to the Company, call the Notes in default and immediately due and payable in full. As of December 31, 2021, the Notes had an outstanding principal of $667,000 and accrued interest of $4,386. The Notes are reflected in the accompanying unaudited consolidated balance sheet at $22,309 as a long-term convertible note payable – related party, net of discount in the amount of $644,691 (see Note 8).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

Convertible Debt

On November 1, 2021, the Company entered into a Securities Purchase Agreement with an investor (“Second Investor”) to purchase two convertible notes (collectively as “Notes”) and two accompanying warrants (collectively as “Warrants”), for an aggregate investment amount of $500,000. The first note, issued on November 1, 2021, had a principal balance of $250,000 (“Note I”) and accompanying warrants to purchase up to 13,661,203 shares of common stock (“Warrant I”). The second note issued on December 1, 2021, had a principal balance of $250,000 (“Note II”) and accompanying warrants to purchase up to 13,661,203 shares of common stock (“Warrant II”). The Company received $500,000 in aggregate proceeds from the Notes. The Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Notes)) and mature on November 1, 2026 (“Maturity Date”). The Warrants are exercisable at any time after the issue date and upon FINRA Approval (as defined below) and expire on November 1, 2026. The total warrants to purchase up to 27,322,406 shares of common stock was valued at $495,560 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the Notes. The Notes and Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment as provided in the Notes and Warrants). The Company may prepay the Notes at any time upon approval of the Company’s name change to Theralink Technologies, Inc. and the related ticker symbol change by FINRA in an amount equal to 110% of the outstanding principal balance and accrued interest during the period between issue date until Maturity Date. At the election of the Second Investor, the Notes can be converted in whole or in part at any time and from time to time, after FINRA Approval (as defined below). Further, upon maturity the Company may pay the outstanding balance of the Note in cash or convert them into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the Notes), the Conversion Amount shall automatically be converted into fully-paid and non-assessable shares of common stock. The Company shall not effect the conversion of any of the Note held by the Second Investor, and the Second Investor shall not have the right to convert any of the Note held by such Investor pursuant to the terms of this Note and any such conversion shall be null and void and treated as if never made, to the extent that after giving effect to such conversion, such Restricted Holder would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to such conversion (which provision may be increased to a maximum of 9.9% by such Second Investor by written notice from the Second Investor to the Company, which notice shall be effective 61 calendar days after the date of such notice). If the Financial Industry Regulatory Authority, Inc. (“FINRA”) fails to approve the Company’s name change to Theralink Technologies, Inc. and the related ticker symbol change (“FINRA Approval”) prior to November 1, 2022, then on such date the Company will pay a penalty fee equal to ten percent of the outstanding principal. If FINRA Approval is not received prior to May 1, 2023, then on such date the Company will pay a penalty fee equal to eight percent of the outstanding principal. Such fees will be added to the outstanding principal on their respective payment dates. If FINRA Approval is not received prior to June 1, 2023, then the Second Investor may, upon five (5) business days written notice to the Company, call the Note in default and immediately due and payable in full. As of December 31, 2021, the Notes had an outstanding principal balance of $500,000 and accrued interest of $4,603. The Notes are reflected in the accompanying unaudited consolidated balance sheet at $16,725 as a long-term convertible note payable – related party, net of discount in the amount of $483,275.

On November 1, 2021, the Company entered into a Securities Purchase Agreement with an investor (“Third Investor”) to purchase two convertible notes (collectively as “Notes”) and two accompanying warrants (collectively as “Warrants”), for an aggregate investment amount of $500,000. The first note issued on November 1, 2021, had a principal balance of $250,000 (“Note I”) and accompanying warrants to purchase up to 13,661,203 shares of common stock (“Warrant I”). The second note issued on December 1, 2021, had a principal balance of $250,000 (“Note II”) and accompanying warrants to purchase up to 13,661,203 shares of common stock (“Warrant II”). The Company received $500,000 in aggregate proceeds from the Notes. The Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Notes)) and mature on November 1, 2026 (“Maturity Date”). The Warrants are exercisable at any time after the issue date and upon FINRA Approval (as defined below) and expire on November 1, 2026. The total warrants to purchase up to 27,322,406 shares of common stock were valued at $495,560 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the Notes. The Notes and Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment as provided in the Notes and Warrants). The Company may prepay the Notes at any time upon approval of the Company’s name change to Theralink Technologies, Inc. and the related ticker symbol change by FINRA in an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the Third Investor, the Notes can be converted in whole or in part at any time and from time to time, after FINRA Approval (as defined below). Further, upon maturity the Company may pay the outstanding balance of the Note in cash or convert it shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the Notes), the Conversion Amount shall automatically be converted into fully-paid and non-assessable shares of common stock. The Company shall not effect the conversion of any of the Note held by the Third Investor, and the Third Investor shall not have the right to convert any of the Note held by such Third Investor pursuant to the terms of this Note and any such conversion shall be null and void and treated as if never made, to the extent that after giving effect to such conversion, such Restricted Holder would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to such conversion (which provision may be increased to a maximum of 9.9% by such Third Investor by written notice from the Third Investor to the Company, which notice shall be effective 61 calendar days after the date of such notice). If the Financial Industry Regulatory Authority, Inc. (“FINRA”) fails to approve the Company’s name change to Theralink Technologies, Inc. and the related ticker symbol change (“FINRA Approval”) prior to November 1, 2022, then on such date the Company will pay a penalty fee equal to ten percent of the outstanding principal. If FINRA Approval is not received prior to May 1, 2023, then on such date the Company will pay a penalty fee equal to eight percent of the outstanding principal. Such fees will be added to the outstanding principal on their respective payment dates. If FINRA Approval is not received prior to June 1, 2023, then the Third Investor may, upon five (5) business days written notice to the Company, call the Note in default and immediately due and payable in full. As of December 31, 2021, the Notes had an outstanding principal balance of $500,000 and accrued interest of $4,493. The Notes are reflected in the accompanying unaudited consolidated balance sheet at $16,725 as a long-term convertible note payable – related party, net of discount in the amount of $483,275.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

Notes Payable - Related Party

On April 26, 2021, the Company entered into a Promissory Note Agreement (the “Note”) with Jeffrey Busch (“Lender”) who serves as a member of the Board of Directors and is considered a related party, for a principal amount of $100,000. The Company received proceeds of $100,000. The Note bears an annual interest rate of 1%, matures on April 1, 2022 and can be prepaid in whole or in part without penalty. Pursuant to the Note, the Company has a 90-day grace period following the maturity date after which the Lender shall charge a late payment fee equal to 1% of the outstanding principal balance and cost of collection, including legal fees. As of September 30, 2021, the Note had an outstanding principal balance of $100,000 and accrued interest of $428. As of December 31, 2021, the Note had an outstanding principal balance of $100,000 and accrued interest of $678 (see Note 8).

On October 21, 2021, the Company entered into a Promissory Note Agreement (the “Note”) with Jeffrey Busch (“Lender”) who serves as a member of the Board of Directors and considered a related party, for a principal amount of $150,000. The Company received proceeds of $150,000. The Note bore an annual interest rate of 1%, matured on December 1, 2021 and could have been prepaid in whole or in part without penalty. Pursuant to the Note, the Company has a 90-day grace period following the maturity date after which the Lender was permitted to charge a late payment fee equal to 1% of the outstanding principal balance and cost of collection, including legal fees. During the three months ended December 31, 2021, the Company fully paid the outstanding balance on the Note. As of December 31, 2021, the note had no outstanding balance (see Note 8).

Note Payable

In September 2017, the Company entered into a note agreement with a third-party investor (the “Note”). Pursuant to the Note, the Company borrowed a principal amount of $1,000. The Note bears an annual interest rate of 33.3%, is unsecured and in default due to non-payment of the balance pursuant to the repayment terms. As of December 31, 2021, the Note had principal and accrued interest balances of $1,000 and $1,439, respectively.

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

Effective March 2019, the Company entered into a financing agreement with the third lessor to finance the purchase of equipment. Pursuant to the financing agreement, the Company shall make a monthly payment of $1,496 for a period of 60 months commencing in March 2019 through February 2024. At the effective date of the financing agreement, the Company recorded a financing lease payable of $64,940.

Effective August 2019, the Company entered into a financing agreement with the fourth lessor to finance the purchase of equipment. Pursuant to the financing agreement, the Company shall make a monthly payment of $397 for a period of 60 months commencing in August 2019 through July 2024. At the effective date of the financing agreement, the Company recorded a financing lease payable of $19,622.

Effective January 2020, the Company entered into a financing agreement with the fifth lessor to finance the purchase of equipment. Pursuant to the financing agreement, the Company shall make a monthly payment of $1,395 for a period of 60 months commencing in January 2020 through December 2025. At the effective date of the financing agreement, the Company recorded a financing lease payable of $68,821.

The significant assumption used to determine the present value of the financing lease payables was discount rate which ranged from between 8% and 15% based on the Company’s estimated effective rate pursuant to the financing agreements.

Financing lease right-of-use assets (“Financing ROU”) is summarized below:

	December 31, 2021	September 30, 2021
	(Unaudited)
Financing ROU assets	$231,841	$231,841
Less accumulated depreciation	(132,110)	(120,518)
Balance of Financing ROU assets	$99,731	$111,323

For the three months ended December 31 2021 and 2020, depreciation expense related to Financing ROU assets amounted to $11,592 for both periods.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

Financing lease liability related to the Financing ROU assets is summarized below:

	December 31, 2021	September 30, 2021
	(Unaudited)
Financing lease payables for equipment	$231,841	$231,841
Total financing lease payables	231,841	231,841
Payments of financing lease liabilities	(107,115)	(95,726)
Total	124,726	136,115
Less: short term portion	(49,220)	(47,730)
Long term portion	$75,506	$88,385

Future minimum lease payments under the financing lease agreements at December 31, 2021 are as follows:

Years ending September 30,	Amount
(Unaudited)
2022	$45,951
2023	53,787
2024	40,875
2025	4,185
Total minimum financing lease payments	144,798
Less: discount to fair value	(20,072)
Total financing lease payable at December 31, 2021	$124,726

Operating Lease Right-of-Use (“ROU”) Asset and Operating Lease Liabilities

In December 2019, the Company entered into a lease agreement for its corporate and laboratory facility in Golden, Colorado. The lease is for a period of 61 months, with an option to extend, commencing in February 2020 and expiring in February 2025. Pursuant to the lease agreement, the lease requires the Company to pay a monthly base rent of; (i) $4,878 in the first year; (ii) $5,026 in the second year; (iii) $5,179 in the third year; (iv) $5,335 in the fourth year and; (v) $5,495 in the fifth year, plus a pro rata share of operating expenses beginning February 2020.

In February 2020, pursuant to ASC 842 – Leases, the Company the calculated the present value of the total lease payments using a discount rate of 12% which was based on the Company’s estimated incremental borrowing rate. The Company recorded an operating right-of-use asset and lease liability of $231,337 in connection with the lease.

On June 10, 2021, the Company entered into an amendment to its existing Warehouse Lease (the “Lease Amendment”), effective October 3, 2021, for its laboratory facility in Golden, CO (see Note 10). The Lease Amendment provided for: (i) an extension to the term of the original lease to five years following the completion of the Company’s improvements to the Expansion Premises (defined below); (ii) an expansion of the premises to include the premises located at Unit 404, Building F, 15000 West 6th Avenue, Golden, Colorado 80401, consisting of approximately 4,734 rentable square feet (the “Expansion Premises”); (iii) an annual base rent modification; (iv) an increase to the security deposit; (v) tenant improvement allowance; (vi) additional parking and; (vii) two renewal options, each for five year terms, for a total of ten years.

Pursuant to the Lease Amendment, the Company must pay a total annual base rent of; (1) $115,823 for year one; (2) $119,310 for year two; (3) $122,893 for year three; (4) $126,580 for year four; (5) $130,377 for year five; (6) $135,163 for year six; (7) $139,218 for year seven; (8) $143,394; (9) $147,696 for year nine; (10) $152,127 for year ten; (11) $156,331 for year eleven; (12) $161,391 for year twelve; (13) $166,233 for year thirteen; (14) $171,220 for year fourteen and; (15) $176,357 for year fifteen.

In October 2021, pursuant to ASC 842 – Leases, the Company wrote off the balances of the operating asset of $168,664 and operating liability of $176,893 related to the original lease and recognized a gain on lease modification in the amount of $8,229 which was included in general and administrative expense in the accompanying unaudited consolidated statement of operation. The Company calculated the present value of the total lease payments in the Lease Amendment using a discount rate of 8% which was based on the Company’s incremental borrowing rate at the effective date and recorded an operating right-of-use asset and an operating lease liability of $1,212,708.

For the three months ended December 31, 2021, lease costs amounted to $56,867 which included base lease costs of $28,690 and other expenses of $28,177, all of which were expensed during the period and included in general and administrative expenses on the accompanying unaudited consolidated statements of operations.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

Operating Right-of-use asset (“ROU”) is summarized below:

	December 31, 2021	September 30, 2021
	(Unaudited)
Operating office lease	$1,212,708	$231,337
Less accumulated reduction	(20,036)	(62,673)
Balance of Operating ROU asset	$1,192,672	$168,664

Operating lease liability related to the ROU asset is summarized below:

	December 31, 2021	September 30, 2021
	(Unaudited)
Operating office lease	$1,212,708	$231,337
Total operating lease liability	1,212,708	231,337
Reduction of operating lease liability	(12,657)	(54,444)
Total	1,200,051	176,893
Less: short term portion	(22,667)	(42,411)
Long term portion	$1,177,384	$134,482

Future base lease payments under the non-cancellable operating lease at December 31, 2021 are as follows:

Years ending September 30,	Amount
(Unaudited)
2022	$87,134
2023	119,310
2024	122,893
2025	126,580
2026	130,377
2027 and thereafter	1,549,130
Total minimum non-cancellable operating lease payments	2,135,424
Less: discount to fair value	(935,373)
Total operating lease liability at December 31, 2021	$1,200,051

NOTE 8 – RELATED-PARTY TRANSACTIONS

Effective January 1, 2021, the Company entered into a consulting agreement with Mr. Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor. The agreement was effective for a period of twelve months, commencing on January 1, 2021 and shall renew on a month-to month basis, subject to the right of the Company and Mr. Kucharchuk to terminate the agreement pursuant to the agreement. Pursuant to the agreement, Mr. Kucharchuk shall be paid $2,000 per month. As of December 31, 2021 and September 30, 2021, the Company recorded accrued consulting fees in the amount of $0 and $18,000, respectively, reflected as accrued liabilities – related party in the accompanying unaudited consolidated balance sheet (see Note 10).

On April 26, 2021, the Company entered into a Promissory Note Agreement (“Note”) with Jeffrey Busch who serves as a member of the Board of Directors and is considered a related party, for a principal balance of $100,000. The Company received proceeds of $100,000. As of September 30, 2021, the Note had an outstanding principal balance of $100,000 and accrued interest of $428. As of December 31, 2021, the Note had an outstanding principal balance of $100,000 and accrued interest of $678 (see Note 6).

On May 12, 2021, the Company entered into a Securities Purchase Agreement with a related party, who is an affiliate shareholder, to purchase a convertible note (“Note”) and accompanying warrant (“Warrant”) for an aggregate investment amount of $1,000,000. The Note has a principal balance of $1,000,000 and bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Note)) and matures on May 12, 2026. In connection with the Company’s obligations under the Note, the Company entered into a security agreement with Ashton Capital Corporation as agent, pursuant to which the Company granted a lien on the laboratory equipment of the Company, for the benefit of the related party, to secure the Company’s obligations under the Note. As of December 31, 2021, the Note had an outstanding principal balance of $1,000,000 and accrued interest of $6,794. It’s reflected in the accompanying unaudited consolidated balance sheet at $116,033 as a long-term convertible notes payable – related party, net of discount in the amount of $883,967 (see Note 6).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

On October 21, 2021, the Company entered into a Promissory Note Agreement (“Note”) with Jeffrey Busch who serves as a member of the Board of Directors and is considered a related party, for a principal balance of $150,000. The Company received the proceeds of $150,000. During the three months ended December 31, 2021, the Company fully paid the outstanding balance on the Note. As of December 31, 2021, the note had no outstanding balance (see Note 6).

On November 1, 2021, the Company entered into a Securities Purchase Agreement with a related party, who is an affiliate stockholder, to purchase three convertible notes (collectively as “Notes”) and three accompanying warrants (collectively as “Warrants”), for an aggregate investment amount of $1,000,000. The first note issued on November 1, 2021 had a principal balance of $334,000 (“Note I”) and accompanying warrants to purchase up to 18,251,367 shares of common stock (“Warrant I”). The second note issued on December 1, 2021, had a principal balance of $333,000 (“Note II”) and accompanying warrants to purchase up to 18,196,722 shares of common stock (“Warrant II”). The third note was issued subsequent to December 31, 2021 (see Note 11). The Company received $667,000 in aggregate proceeds from the Notes. The Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Notes)) and mature on November 1, 2026. The Warrants are exercisable at any time after the issue date and upon FINRA Approval (as defined below) and expire on November 1, 2026. As of December 31, 2021, the Notes had an outstanding principal balance of $667,000 and accrued interest of $4,386. It’s reflected in the accompanying unaudited consolidated balance sheet at $22,309 as a long-term convertible notes payable – related party, net of discount in the amount of $644,691 (see Note 6).

During the three months ended December 31, 2021, the Company advanced a total of $3,883 to a related party, which is an affiliate entity. As of December 31, 2021 and September 30, 2021, the Company had related party receivable balances of $25,594 and $21,711, respectively, reflected in the accompanying unaudited consolidated balance sheets as other receivable.

As of December 31, 2021 and September 30, 2021, the Company owed several executives for expense reimbursements in the aggregate amount of $3,350 and $3,714, respectively, which is reflected on the accompanying unaudited consolidated balance sheet as accounts payable – related party.

At December 31, 2021 and September 30, 2021, net amount due to related parties consisted of the following:

	December 31, 2021	September 30, 2021
	(Unaudited)
Convertible notes principal – related party	$1,667,000	$1,000,000
Discount on convertible notes - related party	(1,528,658)	(935,019)
Note payable principal – related party	100,000	100,000
Consulting fee – related party	—	18,000
Accounts payable – related party	3,350	3,714
Other receivable - related party	(25,594)	(21,711)
Total	$216,098	$164,984

NOTE 9 – STOCKHOLDERS’ DEFICIT

Shares Authorized

On September 22, 2020, the Company filed with the Nevada Secretary of State an amendment to its Articles of Incorporation to change its name from “OncBioMune Pharmaceutical, Inc.” to “Theralink Technologies, Inc.” and increase its authorized shares of common stock from 6,666,667 shares of common stock at $0.0001 per share par value to 12,000,000,000 shares of common stock at $0.0001 per share par value, effective September 24, 2020.

Series A Preferred Stock

As of December 31, 2021 and September 30, 2021, there were 667 shares of the Company’s Series A Preferred Stock issued and outstanding held by a former member of the Board of Directors.

Series C-1 Preferred Stock

As of December 31, 2021 and September 30, 2021, the Company had 2,966.2212 shares of Series C-1 Preferred Stock issued and outstanding.

Series C-2 Preferred Stock

As of December 31, 2021 and September 30, 2021, the Company had 4,916.865 shares of Series C-2 Preferred Stock issued and outstanding.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

Series E Preferred Stock

On September 15, 2020, the Company filed a certificate of designation, preferences and rights of Series E Preferred Stock (the “Series E Certificate of Designation”) with the Nevada Secretary of the State to designate 2,000 shares of its previously authorized preferred stock as Series E Preferred Stock, par value $0.0001 per share and a stated value of $2,000 per share. The Series E Certificate of Designation and its filing was approved by the Company’s board of directors without stockholder approval as provided for in the Company’s articles of incorporation and under Nevada law (see Note 1). The holders of shares of Series E Preferred Stock have the following preferences and rights:

●	From the initial issuance date, cumulative dividends on each share of Series E shall accrue, on a quarterly basis in arrears (with any partial quarter calculated on a pro-rata basis), at the rate of 8% per annum on the Stated Value, plus any additional amount thereon. Dividends shall be paid within 15 days after the end of each fiscal quarter (“Dividend Payment Date”), at the option of the Holder in cash or through the issuance of shares of common stock. In the event that the Holder elects to receive its dividends in shares of common stock the number of shares of common stock to be issued to each applicable Holder shall be determined by dividing the total dividend outstanding to such Holder by the average closing price of the common stock during the five trading days on the principal market prior to the Dividend Payment Date.

●	Holders of shares of Series E Preferred Stock are entitled to dividends or distributions on each share on an “as converted” into common stock basis, if, as and when declared from time to time by the Board of Directors.

●	Each share of Series E Preferred Stock is convertible into shares of common stock any time after the initial issuance date at the Conversion Price which is the lesser of: (i) $0.00375 or (ii) 75% of the average closing price of the common stock during the prior five trading days on the principal market, subject to adjustment as provided in the Series E Certificate of Designation including a price protection provision for offerings below the conversion price. Provided, however, the Conversion Price shall never be less than $0.0021. The number of shares of common stock issuable upon conversion shall be determined by multiplying the number of outstanding shares by the stated value per share of $2,000 plus accrued dividends and dividing that number by (y) the Conversion Price.

●	In connection with, (i) a Change of Control of the Corporation or (ii) on the closing of, a Qualified Public Offering by the Corporation, all of the outstanding shares of Series E (including any fraction of a share) shall automatically convert into an aggregate number of shares of Common Stock (including any fraction of a share) by multiplying the number of outstanding shares by the stated value per share of $2,000 plus accrued dividends and dividing that number (including any fraction of a share) by the lesser of: (i) $0.00375 or (ii) 75% of the average closing price of the common stock during the prior five trading days on the principle market, subject to adjustment as provided in the Series E Certificate of Designation including a price protection provision for offerings below the conversion price. However, the conversion price shall never be less than $0.0021. If a closing of a Change of Control transaction or a Qualified Public Offering occurs, such automatic conversion of all of the outstanding shares of Series E shall be deemed to have been converted into shares of Common Stock immediately prior to the closing of such transaction or Qualified Public Offering.

●	In the event the Company issues or sells any securities including options or convertible securities, except for any Exempt Issuance (as defined in the Series E Certificate of Designation), at a price, an exercise price or conversion price of less than the conversion price, then upon such issuance or sale, the Series E Preferred Stock conversion price shall be reduced to the sale price or the exercise price or conversion price of the securities sold.

●	Holder of Series E Preferred Stock have no voting rights.

During the three months ended December 31, 2021 and 2020, the Company also recorded dividends related to the Series E Preferred Stock in the amount of $40,329 and $40,219, respectively. As of December 31, 2021 and September 30, 2021, dividend payable balances were $13,589 and $13,151, respectively, reflected in the accompanying unaudited consolidated balance sheet in accrued liabilities instead of temporary equity.

During the year ended September 30, 2021, the issuance Series F Preferred Stock triggered the price protection clause in the Series E Preferred Stock. Thus, the conversion price of the Series E Preferred Stock was reduced from $0.00375 to $0.00313 on that date.

As of December 31, 2021 and September 30, 2021, the Company had 1,000 shares of Series E Preferred Stock issued and outstanding classified as temporary equity in the accompanying unaudited consolidated balance sheets.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

Series F Preferred Stock

On July 30, 2021, the Company filed a certificate of designation, preferences and rights of Series F Preferred Stock (the “Series F Certificate of Designation”), with the Nevada Secretary of State to designate 1,000 shares of its previously authorized preferred stock as Series F Preferred Stock, par value $0.0001 per share and a stated value of $2,000 per share. The Series F Certificate of Designation and its filing was approved by the Company’s Board of Directors without stockholder approval as provided for in the Company’s articles of incorporation and under Nevada law (see Note 1). The holders of shares of Series F Preferred Stock have the following preferences and rights:

●	From the Initial Issuance Date, cumulative dividends on each share of Series F shall accrue, on a monthly basis in arrears (with any partial month being made on a pro-rata basis), at the rate of 8% per annum on the Stated Value, plus the Additional Amount thereon. Dividends shall be paid within 15 days after the end of each month (“Dividend Payment Date”), at the option of the Holder in cash or through the issuance of shares of common stock. In the event that the Holder elects to receive its dividends in shares of common stock the number of shares of common stock to be issued to each applicable Holder shall be determined by dividing the total dividend payable to such Holder by the average closing price of the common stock during the five trading days on the principal market prior to the Dividend Payment Date.

●	Holders of shares of Series F Preferred Stock are entitled to dividends or distributions on each share on an “as converted” into common stock basis, if, as and when declared from time to time by the Board of Directors.

●	Each share of Series F Preferred Stock is convertible into shares of common stock any time after the initial issuance date at the Conversion Price which is the lesser of: (i) $0.00313 or (ii) 75% of the average closing price of the common stock during the prior five trading days on the principal market, subject to adjustment as provided in the Series F Certificate of Designation including a price protection provision for offerings below the conversion price. Provided, however, the Conversion Price shall never be less than $0.0016. The number of shares of common stock issuable upon conversion shall be determined by multiplying the number of outstanding shares by the stated value per share of $2,000 plus additional amount by the Conversion Price.

●	In connection with, (i) a Change of Control of the Corporation or (ii) on the closing of, a Qualified Public Offering by the Corporation, all of the outstanding shares of Series F Preferred Stock (including any fraction of a share) shall automatically convert along with the Additional Amount into an aggregate number of shares of common stock (including any fraction of a share) as is determined by dividing the number of shares of Series F Preferred Stock (including any fraction of a share) by the Automatic Conversion Price then in effect. If a closing of a Change of Control transaction or a Qualified Public Offering occurs, such automatic conversion of all of the outstanding shares of Series F Preferred Stock shall be deemed to have been converted into shares of common stock immediately prior to the closing of such transaction or Qualified Public Offering.

●	In the event the Company issues or sells any securities including options or convertible securities, except for any Exempt Issuance (as defined in the Series F Certificate of Designation), at a price, an exercise price or conversion price of less than the conversion price, then upon such issuance or sale, the Series F Preferred Stock conversion price shall be reduced to the sale price, or the exercise price or conversion price of the securities sold.

●	Series F Preferred Stock shall rank pari passu with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Corporation with the Series C-1 Preferred Stock of the Corporation, the Series C-2 Preferred Stock of the Corporation, and the Series E Preferred Stock of the Corporation (the “Parity Stock”), and all other shares of capital stock of the Corporation shall be junior in rank to all Series F with respect to the preferences as to dividends (except for the common stock, which shall be pari passu as provided in the Series F Certificate of Designation), distributions and payments upon the liquidation, dissolution and winding up of the Corporation (such junior stock is referred to herein collectively as “Junior Stock”). The rights of all such Junior Stock shall be subject to the rights, powers, preferences and privileges of the Series F Preferred Stock. Without limiting any other provision of the Series F Certificate of Designation, without the prior express consent of the Required Holder, the Corporation shall not hereafter authorize or issue any additional or other shares of capital stock that is (i) of senior rank to the Series F Preferred Stock in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Corporation (collectively, the “Senior Preferred Stock”), or (ii) Parity Stock. Except as provided for herein, in the event of the merger or consolidation of the Corporation into another corporation, the Series F Preferred Stock shall maintain their relative rights, powers, designations, privileges and preferences provided for herein for a period of at least two years following such merger or consolidation and no such merger or consolidation shall cause result inconsistent therewith.

During the three months ended December 31, 2021 and 2020, the Company recorded dividends related to the Series F Preferred Stock in the amount of $20,164 and $0, respectively. As of December 31, 2021 and September 30, 2021, dividend payable balances were $6,795 and $6,728, respectively, which was reflected in the accompanying unaudited consolidated balance sheet in accrued liabilities instead of temporary equity.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

As of December 31, 2021 and September 30, 2021, the Company had 500 shares of Series F Preferred Stock issued and outstanding classified as temporary equity in the accompanying unaudited consolidated balance sheets.

Common Stock

As of December 31, 2021, the Company had 5,124,163,254 shares of common stock outstanding of which 5,122,765,184 have not yet been issued. As of December 31, 2021, the Company is unable to issue these shares of common stock until FINRA approves the Company’s name change to Theralink Technologies, Inc. and the related ticker symbol change.

Stock options

Effective February 18, 2011, the Company’s Board of Directors (“Board”) adopted and approved the 2011 stock option plan. A total of 57 options to acquire shares of the Company’s common stock were authorized under the 2011 stock option plan. During each twelve-month period thereafter, our Board of Directors is authorized to increase the number of options authorized under this plan by up to 14 shares. No options were granted under the 2011 stock option plan as of December 31, 2021.

On April 28, 2020, the Board approved the 2020 Equity Incentive Plan (the “Plan”), as amended on May 29, 2020. The Plan shall be effective upon approval by the Stockholders which shall be within twelve (12) months after the approval of the Board. No Incentive Stock Option shall be exercised unless and until the Plan has been approved by the Stockholders. Upon the effective date of the Plan and the effectiveness of the authorized share increase, which occurred on September 24, 2020, 3,043,638,781 shares of the Company’s common stock were reserved for issuance under the Plan (the “Reserved Share Amount”), subject to the adjustments described in the Plan, and such Reserved Share Amount, when issued in accordance with the Plan, shall be validly issued, fully paid, and non-assessable. Pursuant to the Plan, the option price of each incentive stock option (except those that constitute substitute awards under the Plan) shall be at least the fair market value of a share of common stock on the respective grant date; provided, however, that in the event that a grantee is a ten-percent stockholder as of the grant date, the option price of an incentive stock option shall be not less than 110% of the fair market value of a share on the grant date. On October 29, 2021, the Board reduced the Reserved Share Amount from 3,043,638,781 shares of common stock to 1,915,000,000 shares of common stock. As of December 31, 2021, the 2020 Equity Incentive Plan has not yet been approved by the stockholders and the Company had no options issued and outstanding (see Note 10).

Warrants

On November 1, 2021, the Company entered into a Securities Purchase Agreement with an investor to purchase two convertible notes (“Notes”) and two accompanying warrants each for 13,661,203 shares of common stock (“Warrant”) with issuance dates of November 1, 2021 and December 1, 2021 (see Note 6). The Warrants are exercisable at any time after the issue date and upon approval of the Company’s name change to Theralink Technologies, Inc. and the related ticker symbol change by FINRA. The Warrants expire on November 1, 2026 and are exercisable into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment as provided in the Warrant Agreements). The Warrants were valued at $495,560 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the convertible note.

On November 1, 2021, the Company entered into a Securities Purchase Agreement with a second investor to purchase two convertible notes (“Notes”) and two accompanying warrants each for 13,661,203 shares of common stock (“Warrant”) with issuance dates of November 1, 2021 and December 1, 2021 (see Note 6). The Warrants are exercisable at any time after the issue date and upon approval of the Company’s name change to Theralink Technologies, Inc. and the related ticker symbol change by FINRA. The Warrants expire on November 1, 2026 and are exercisable into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment as provided in the Warrant Agreements). The Warrants were valued at $495,560 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the convertible note.

On November 1, 2021, the Company entered into a Securities Purchase Agreement with a related party investor, who is an affiliated stockholder, to purchase three convertible notes (“Notes”) and three accompanying warrants for 18,251,367, 18,196,722 and 18,196,722 shares of common stock (collectively as “Warrants”) with issuance dates of November 1, 2021, December 1, 2021 and January 1, 2022 (see Note 6 and Note 8), respectively. The Warrants are exercisable at any time after the issue date and upon approval of the Company’s name change to Theralink Technologies, Inc. and the related ticker symbol change by FINRA. The Warrants expire on November 1, 2026 and are exercisable into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment as provided in the Warrant Agreements). The Warrants issued during the quarter ended December 31, 2021 were valued at $661,088 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the convertible note.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

As of December 31, 2021, the Company had 1,075,563,017 warrants issued and outstanding.

Warrant activities for the three months ended December 31, 2021 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (Years)	Value
Balance Outstanding at September 30, 2021	984,470,116	$0.00230	3.50	$—
Issued in connection with a convertible debt (see Note 6)	54,644,812	$0.00366	4.88
Issued in connection with a convertible debt – related party (see Note 6 and Note 8)	36,448,089	0.00366	4.86	—
Balance Outstanding at December 31, 2021	1,075,563,017	$0.00245	3.39	$—
Exercisable at December 31, 2021	784,470,116	$0.00230	3.15	$—

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Michael Ruxin, M.D.

On June 5, 2020, the Company and Dr. Michael Ruxin. entered into an employment agreement (the “Ruxin Employment Agreement”) for Dr. Ruxin to serve as the Company’s Chief Executive Officer, President and a director (see Note 3).

The Ruxin Employment Agreement provides that Dr. Ruxin will be employed for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Dr. Ruxin will be entitled to receive an annual base salary of $300,000 and will be eligible for an annual discretionary bonus of 150% of such base salary. In the Ruxin Employment Agreement, Dr. Ruxin is entitled to, subject to the approval of the Board or a committee thereof, and under the 2020 Equity Incentive Plan (i) a one-time grant of 49,047,059 Restricted Stock Units (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of Common Stock, both of which will be subject to the terms and conditions of the applicable award agreement when executed. Dr. Ruxin is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As of December 31, 2021, the RSUs and options have not yet been granted or issued since the Board has not yet approved the grants and the 2020 Equity Incentive Plan has not been approved by the stockholders. Further, the Board and Dr. Ruxin have not yet agreed on the terms of the options. For the period of May 2021 through November 2021, Dr. Ruxin deferred 50% of his salary. As of December 31, 2021 and September 30, 2021, the Company had accrued payroll related to Dr. Ruxin’s salary deferment of $87,500 and $62,500, respectively.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

Jeffrey Busch

On June 5, 2020, the Company and Jeffrey Busch entered into an employment agreement (the “Busch Employment Agreement”) for Mr. Busch to serve as the Company’s Chairman of the Board of Directors (see Note 3).

The Busch Employment Agreement provides that Mr. Busch will be employed for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Mr. Busch will be entitled to receive an annual base salary of $60,000 and will be eligible for an annual discretionary bonus. In the Busch Employment Agreement, Mr. Busch is entitled to, subject to the approval of the Board or committee thereof, and under the 2020 Equity Incentive Plan (i) a one-time grant of 49,047,059 Restricted Stock (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of Common Stock, both of which will be subject to the terms and conditions of the applicable award agreement when executed. Mr. Busch is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As of December 31, 2021, the RSUs and options have not yet been granted or issued since the Board has not yet approved the grants and the 2020 Equity Incentive Plan has not been approved by the stockholders. Further, the Board and Mr. Busch have not yet agreed on the terms of the options. As of December 31, 2021 and September 30, 2021, the Company had accrued director compensation of $147,500 and $132,500, respectively.

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

Thomas E. Chilcott, III

On September 24, 2020, the Company appointed Thomas E. Chilcott, III, to serve as the Chief Financial Officer. The Company entered into an offer letter with Mr. Chilcott which provides that his base salary will be $225,000 per year. Mr. Chilcott is entitled to participate in all medical and other benefits that the Company has established for its employees. The offer letter also provides that Mr. Chilcott will be granted an option to purchase up to 94,545,096 shares of the Company’s common stock subject to terms including exercise price to be set by the Board of Directors of the Company. As of December 31, 2021, no bonus was due and no options have been granted to Mr. Chilcott.

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

Consulting Agreements

On July 5, 2020, the Company and a consultant entered into a Scientific Advisory Board Service Agreement (the “Pathology Advisory Agreement”) which provides for; (i) $2,000 monthly compensation; (ii) 88,786,943 stock options under the 2020 Equity Incentive Plan and; (iii) $1,500 per day for any special project requiring more than six hours of advisory service in a single day performed upon a written request from the Company. Either party may terminate the Pathology Advisory Agreement at any time upon ten days written notice to the other party unless either party neglects or fails to perform its obligations under the Pathology Advisory Agreement then the termination notice shall be effective upon receipt of the same. As of December 31, 2021, the Company and the consultants have not agreed on the terms of the 88,786,943 stock options and therefore these stock options are not considered granted by the Company. Further, as of December 31, 2021, the 2020 Equity Incentive Plan has not yet been approved by the stockholders.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

On July 5, 2020, the Company and a consultant entered into a Pathology Advisory Board Service Agreement (the “Advisory Agreement”) which provides for; (i) $272 monthly compensation; (ii) 77,972,192 stock options under the 2020 Equity Incentive Plan and; (iii) $1,500 per day for any special project requiring more than six hours of advisory service in a single day performed upon a written request from the Company. Either party may terminate the Advisory Agreement at any time upon ten days written notice to the other party unless either party neglects or fails to perform its obligations under the Advisory Agreement then the termination notice shall be effective upon receipt of the same. As of December 31, 2021, the Company and the consultants have not agreed on the terms of the 77,972,192 stock options and therefore these stock options are not considered granted by the Company. Further, as of December 31, 2021, the 2020 Equity Incentive Plan has not yet been approved by the stockholders.

Effective January 1, 2021, the Company entered into a consulting agreement with Mr. Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor. The agreement was effective for a period of twelve months, commencing on January 1, 2021 and shall renew on a month-to month basis, subject to the right of the Company and Mr. Kucharchuk to terminate the agreement pursuant to the agreement. Pursuant to the agreement, Mr. Kucharchuk shall be paid $2,000 per month. As of December 31, 2021 and September 30, 2021, the Company recorded accrued consulting fees in the amount of $0 and $18,000, respectively, reflected under accrued liabilities – related party in the accompanying unaudited consolidated balance sheets (see Note 8).

License Agreements

GMU License Agreement

In September 2006, the Company entered into an exclusive license agreement (“License Agreement”) with George Mason Intellectual Properties, a non-profit corporation formed for the benefit of George Mason University (“GMU”) which: (1) grants an exclusive worldwide license, with the right to grant sublicenses, under the licensed inventions to make, have made, import, use, market, offer for sale and sell products designed, manufactured, used and/or marketed for all fields and for all uses, subject to the exclusions as defined in the License Agreement; (2) grants an exclusive option to license past, existing, or future inventions in the Company’s field, from inventors that are obligated to assign to GMU and who have signed a memorandum of understanding acknowledging that developed intellectual property will be offered, subject to the exclusions as defined in the License Agreement; (3) the license and option granted specifically excludes biomarkers for lung, ovarian, and breast cancers in a diagnostic field of use and GMU inventions developed using materials obtained from third parties under agreements granting rights to inventions made using said materials and; (4) grants right to assign or otherwise transfer the license so long as such assignment or transfer is accompanied by a change of control transaction and GMU is given 14 days prior notice. In addition, the Company is required to make an annual payment of $50,000 to GMU as well as pay GMU a quarterly royalty equal to the net revenue multiplied by one and one-half percent (1.5%), due on a quarterly basis or a quarterly sublicense royalty equal to the net revenue multiplied by fifteen percent (15%). Further, the Company has the right of first refusal for all technology associated with RPPA technology from GMU. As of December 31, 2021 and September 30, 2021, the Company has accrued royalty fees of $1,710 and $1,591, respectively, reflected in the accompanying unaudited consolidated balance sheet in accrued liabilities.

NIH License Agreement

In March 2018, the Company entered into two license agreements (“License Agreements”) with the National Institutes of Health (“NIH”) which grants the Company an exclusive and a nonexclusive United States license for certain patents. Pursuant to the License Agreements, the Company is required to make an annual payment of $6,000 to the NIH as well as pay the NIH a royalty equal to the net sales multiplied by three percent (3.0%) every June 30th and December 31st. Commencing on January 1st of the year following the year of the first commercial sale, the Company is subject to a non-refundable minimum annual royalty of $5,000. In addition, a sublicense royalty equal to the net revenue multiplied by ten percent (10%) will be payable upon sublicensing. As of December 31, 2021 and September 30, 2021, the Company has accrued royalty fees of $26,080 and $24,830, respectively, reflected in the accompanying unaudited consolidated balance sheet in accrued liabilities.

Employee Incentive Stock Options

In June 2020, in connection with the Asset Sale Transaction (see Note 3), the Company planned to issue approximately 1.8 billion stock options to employees, which includes the options in the employment agreements discussed above. As of December 31, 2021, these stock options had not yet been granted by the Company.

Lease

In December 2019, the Company entered into a lease agreement for its corporate and laboratory facility in Golden, Colorado. The lease is for a period of 61 months, with an option to extend, commencing in February 2020 and expiring in February 2025 (see Note 7).

On June 10, 2021, the Company entered into an amendment to its existing Warehouse Lease (the “Lease Amendment”), effective October 3, 2021, for its laboratory facility in Golden, CO (see Note 7). The Lease Amendment provided for: (i) an extension to the term of the original lease to five years following the completion of the Company’s improvements to the Expansion Premises (defined below); (ii) an expansion of the premises to include the premises located at Unit 404, Building F, 15000 West 6th Avenue, Golden, Colorado 80401, consisting of approximately 4,734 rentable square feet (the “Expansion Premises”); (iii) an annual base rent modification; (iv) an increase to the security deposit; (v) tenant improvement allowance; (vi) additional parking and; (vii) two renewal options, each for five year terms, for a total of ten years.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

Pursuant to the Lease Amendment, the Company must pay a total annual base rent of; (1) $115,823 for year one; (2) $119,310 for year two; (3) $122,893 for year three; (4) $126,580 for year four; (5) $130,377 for year five; (6) $135,163 for year six; (7) $139,218 for year seven; (8) $143,394; (9) $147,696 for year nine; (10) $152,127 for year ten; (11) $156,331 for year eleven; (12) $161,391 for year twelve; (13) $166,233 for year thirteen; (14) $171,220 for year fourteen and; (15) $176,357 for year fifteen.

Subscription Payable

During the year ended September 30, 2021, the Company, entered into Subscription Agreements with several accredited investors to sell, in a private placement, an aggregate of 431,309,904 shares of its common stock, par value $0.0001 per share, at a purchase price of $0.00313 per share for an aggregate purchase price of $1,350,000. These shares of common stock were sold by the Company in reliance upon an exemption from the registration requirements of the Act afforded by Section 4(a)(2) of the Act and/or Rule 506 of Regulation D thereunder. The private placements were made directly by the Company and no underwriter or placement agent was engaged by the Company. The Company did not engage in general solicitation or advertising and did not offer securities to the public in connection with this offering. As of December 31, 2021 and September 30, 2021, these shares of common stock have not yet been issued as the Company is unable to issue shares of common stock until FINRA approves the Company’s name change to Theralink Technologies, Inc. and the related ticker symbol change. Accordingly, the $1,350,000 is reflected in the accompanying unaudited consolidated balance sheet as subscription payable.

Settlement of Accounts Payable

On October 18, 2021, the Company entered into separate agreements with two consultants (collectively as “Parties”), to settle $42,120 of accounts payable balance for each consultant, an aggregate of $84,240 into 26,913,738 shares of common stock. The settlement shall take effect fifteen days after FINRA approves the Company’s name change to Theralink Technologies, Inc. and the related ticker symbol change. As of December 31, 2021, the settlement has not yet closed.

Other Contingencies

Pursuant to ASC 450-20 – Loss Contingencies, liabilities for contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of December 31, 2021 and September 30, 2021, the Company has recorded a contingent liability of $73,040 and $71,240, respectively, resulting from certain liabilities of Avant prior to the asset sale and recapitalization transaction (see Note 3). The contingent liabilities consisted of two notes payables with a total outstanding principal balance of $40,000 as of December 31, 2021 and September 30, 2021 and accrued interest payable of $33,040 and $31,240 as of December 31, 2021 and September 30, 2021, respectively.

Legal Action

In August 2017, numerous purported plaintiffs brought an action against Avant Diagnostics and their previous executive team in the District Court of Harris County Texas. The action alleges the plaintiffs were engaged by Avant to perform services prior to 2018, which they were not compensated for, and were issued certain restricted shares of Avant as payment of those services and Avant did not remove the restrictive legend from said shares. The plaintiffs are seeking $1,000,000 in monetary relief. On July 1, 2021, the Company and Dr. Ruxin were added as defendants in the lawsuit. The Company believes these claims are without merit and intends to defend the plaintiffs’ lawsuits vigorously. The Company currently believes the likelihood of a loss contingency related to these matters is remote and, therefore, no provision for a loss contingency is required.

On December 10, 2021, YPH LLC filed a complaint against the Company in the District Court for the Southern District of New York alleging that Theralink breached its Certificate of Designation for Series C-1 Convertible Preferred Stock by failing to honor a conversion notice submitted to it by YPH. Based on these and other allegations, Plaintiff asserted a breach of contract claim claiming that it has damages in excess of $100 million. Plaintiff also seeks a decree of specific performance directing Theralink to deliver all shares due under the Conversion Notice. Theralink filed its response to the complaint on February 4, 2022. The Company intends to vigorously defend this lawsuit. The Company believes these claims are without merit and intends to defend plaintiffs’ lawsuits vigorously. The Company currently believes the likelihood of a loss contingency related to these matters is remote and, therefore, no provision for a loss contingency is required.

NOTE 11 – SUBSEQUENT EVENTS

On January 1, 2022, the third promissory note to a related party with a principal balance of $333,000 and accompanying warrant of 18,196,722 to purchase common stock was issued pursuant to the Securities Purchase Agreement with a related party. The Company received proceeds of $333,000 (see Note 6 and Note 8). The Warrants shall be valued using the relative fair value method.

On January 27, 2022 and January 31, 2022, the Company entered into Securities Purchase Agreements (“SPA”) with two investors (“Investors”) pursuant to which the Investors agreed to purchase convertible notes (“Notes”) and accompanying warrants (“Warrants”) for an aggregate investment amount of $1,000,000. The SPA contains customary representations, warranties, and covenants of the Company and Investors as detailed therein. The Notes have an aggregate face value of $1,000,000 and each Note bears interest at a rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Notes)) and shall mature on November 1, 2026 (the “Maturity Date”). The Notes are convertible into shares of the Company’s common stock at a conversion price equal to $0.00366 per share for any amount of principal and accrued interest remaining outstanding (subject to adjustment as provided therein). The Company may prepay the Notes at any time upon approval of the Company’s name change to Theralink Technologies, Inc. and the related ticker symbol change by FINRA in an amount equal to 110% of the outstanding principal balance and accrued interest.

In connection with each Note, the Investors were issued two Warrants. The first Warrant (the “A Warrant”) is to purchase an amount of common stock equal to 20% of the shares of common stock issuable upon conversion of the Notes at an exercise price of $0.00366 per share (subject to adjustment as provided therein) until November 1, 2026 and is exercisable for cash at any time. The second Warrant (the “B Warrant”) is to purchase an amount of common stock equal to 80% of the shares of common stock issuable upon conversion of the Notes at an exercise price of $0.00366 per share (subject to adjustment as provided therein) until November 1, 2026, and is exercisable for cash at any time or, if there is no effective registration statement registering the resale of the shares of common stock underlying the B Warrant, then the B Warrant will be exercisable on a cashless basis.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(UNAUDITED)

The issuance of the B Warrants to the Investors triggered the issuance of B Warrants to the purchasers of the first $2,000,000 of the Notes who entered into SPAs in November 2021. Therefore, the Company issued to those purchasers B Warrants to purchase an amount of common stock equal to 80% of the shares of common stock issuable upon conversion of their Notes.

Pursuant to an engagement letter (the “Engagement Letter”), dated as of December 15, 2021, as amended, by and between the Company and Carter, Terry & Company (the “Placement Agent”), the Company engaged the Placement Agent to act as the Company’s exclusive placement agent in connection with the private placement of the Notes. Pursuant to the Engagement Letter, the Company agreed to pay the Placement Agent a cash fee of 4% of the gross proceeds raised by the Company in the private placement and to issue to the Placement Agent warrants in the same form as the B Warrant in an amount equal to 6% of the gross proceeds raised in the private placement. The Engagement Letter also contains customary indemnification provisions. The Company owes the Placement Agent 16,393,443 B Warrants in connection with the January 27th and January 31th Notes issued as discussed above.

Neither the Warrants referenced above, nor the conversion feature in the Notes are exercisable until the Financial Industry Regulatory Authority, Inc. (“FINRA”) approves the Company’s corporate action filing related to its name change. The B Warrants are not exercisable until the effectiveness of an amendment to our articles of incorporation to increase the Company’s authorized common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with our historical financial statements. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see Part II, Item 1A of this Quarterly Report on Form 10-Q, “Risk Factors,” and the risk factors included in our September 30, 2021, Annual Report on Form 10-K.

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

While some of these Orders were relaxed or lifted in different jurisdictions at various times during the three months ended December 31, 2021, the overall impact of COVID-19 continues to have an adverse impact on business activities around the world. There is no assurance that Orders that were previously relaxed or lifted will not be reinstated as the spread of COVID-19 continues. For example, many jurisdictions have recently reinstated masking orders after test results have showed a resurgence of the pandemic. If COVID-19 infection trends continue to reverse and the pandemic intensifies and expands geographically, its negative impacts on our sales could be more prolonged and may become more severe. The long-term financial impact on our business cannot be reasonably estimated at this time.

Overview

Theralink is a commercial-stage precision medicine and molecular data-generating company that focuses on the development and commercialization of a series of patented, proprietary data-generating assays that may provide important actionable information for physicians and patients, as well as biopharmaceutical companies, in the area of oncology. Our near-term goal is to continue to commercialize the technology originally developed by Theranostics Health, a company whose assets we acquired in May 2016. The Company differentiates itself by:

●	An exclusive license agreement with George Mason University (“GMU”), that has well-published scientists in our area of expertise.
●	Having access to the Ph.D.’s at GMU who have completed pioneering work in phosphoproteomic-based biomarkers diagnostics.
●	Domain expertise in cancer biomarker and data-generating laboratory testing data.
●	Development of proprietary, cutting-edge assays focused on precision oncology care.
●	Building revenue streams based on our proprietary technology Theralink.
●	Having a patent portfolio licensed from GMU and the National Institutes of Health (“NIH”).

Theralink is advancing its patented, proprietary technology in the field of phosphoproteomic research, a sector that has emerged as one of the most exciting new components in the high-growth field of precision molecular diagnostics. The Theralink platform makes it possible to generate an accurate and comprehensive portrait of protein pathway activation in diseased cells from each patient, and thereby determining which individuals may be better responders to certain targeted molecular therapies. The platform enables the quantitative measurement of the level of activation. Moreover, the sensitivity is many times greater than conventional mass spectrometry and other protein immunoassays. Initially spun-out of GMU in 2006, and subsequently elevated to the federal government’s Center for Medicare & Medicaid Services’ (“CMS”) Clinical Laboratory Improvement Amendments (“CLIA”) standards, our precision medicine suite may be highly relevant for oncology patient management today that may improve (i) chemotherapy drug selection; (ii) immunotherapy drug selection; and (iii) optimization of combination therapy selection.

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

The technology is based upon the pioneering work of three noted scientists, Drs. Lance Liotta, Emanuel Petricoin and Virginia Espina in proteomic-based diagnostics. We benefit from a portfolio of intellectual property derived from licensing agreements with:

●	The US Public Health Service (“PHS”), the federal agency that supervises the NIH, which provides us with broad protection around its technology platform; and

●	GMU which provides access to additional intellectual property around improvements to the technology platform and biomarker signatures that form the basis for future diagnostic products.

Theralink is committed to advancing the technologies from GMU and the NIH as a platform for the development of new clinical biomarkers and precision medicine. These precision medicine and monitoring products have the potential to provide biopharmaceutical companies and doctors with critical molecular-based knowledge to make the best therapeutic decisions based on a patient’s unique, individual medical needs.

Our plan of operation over the next 12 months is to:

●	Establish laboratory Standard Operating Procedures (SOP’s) to comply with New York, Washington, D.C., and Maryland CLIA, and the College of American Pathologists (“CAP”) standards;

●	Hire an Assistant Laboratory Director and additional lab techs and sales consultants;

●	Choose members to sit on our Medical and Scientific Advisory Boards;

●	Continue to validate additional Theralink cancer biomarker technology under CAP/CLIA standards to provide personalized medicine treatment options for biopharmaceutical companies, clinical oncologists and their cancer patients;

●	Continue to partner with pharmaceutical companies to perform oncology-related data-generating testing services which generate additional revenues and

●	Continue to seek financing to grow the Company.

Results of Operations

Comparison for Three Months Ended December 31, 2021 and 2020

Revenue

●	For the three months ended December 31, 2021 and 2020, total revenue was $78,975 and $9,790, respectively, an increase of $69,185 or 707%. The increase was primarily attributable to increase in research and development contracts from pharmaceutical companies during the three months ended December 31, 2021.

Costs of Revenues

●	For the three months ended December 31, 2021 and 2020, cost of revenue was $43,565 and $1,603, respectively, an increase of $41,962 or 2,618%. The increase was primarily attributable to the increase in revenue discussed above. However, the increase in current cost of revenue as a percentage of revenue was greater during the 2021 period because the Company was required to purchase expensive third-party samples for one of the pharmaceutical contracts. This increased cost significantly decreased the gross margins for the 2021 period.

Gross Margin

●	For the three months ended December 31, 2021 and 2020, gross margin was $35,410 and $8,187, respectively, an increase of $27,223 or 333%. The increase was primarily attributable to the increase in revenue and cost of revenue discussed above.

Operating Expenses

For the three months ended December 31, 2021 and 2020, total operating expense amounted to $1,417,426 and $1,620,740, a decrease of $203,314, or 13%.

For the three months ended December 31, 2021 and 2020, operating expenses consisted of the following:

	Three Months Ended December 31,
	2021	2020
Professional fees	$217,823	$197,254
Compensation expense	625,855	590,175
Licensing fees	36,092	30,172
General and administrative expenses	537,656	803,139
Total	$1,417,426	$1,620,740

Professional fees

●	For the three months ended December 31, 2021, professional fees increased by $20,569 or 10%, compared to the three months ended December 31, 2020. The increase was primarily attributable to an increase in legal fees of $53,957, an increase in accounting fees of $12,365 offset by a decrease in consulting fees of $27,186 and a decrease in IT services of $18,567. The increase in legal fees during the 2021 period can be primarily attributed to defending multiple lawsuits during the three months ended December 31, 2021. There were minimal legal fees incurred for lawsuits during the 2020 period.

Compensation expense

●	For the three months ended December 31, 2021, compensation expense increased by $35,680 or 6%, as compared the three months ended December 31, 2020. The increase was attributable to an increase in administrative compensation and related expenses of $28,845 and an increase in employee benefits of $6,835 resulting from an increase of employees in 2021.

Licensing fees

●	For the three months ended December 31, 2021, licensing fees increased by $5,920 or 20%, as compared to the three months ended December 31, 2020. The increase was attributable to an increase in the minimum royalties payable to GMU and the NIH. This increase can be attributed to the increase in sales in 2021.

General and administrative expenses

●	For the three months ended December 31, 2021, general and administrative expenses decreased by $265,483 or 33%, as compared to the three months ended December 31, 2020. The decrease was primarily due to a decrease in patient reporting and contract research (formerly called sample analysis) of $161,705 because the Company reduced the amount of contract research work the vendor was providing during the 2021 period, a decrease in laboratory supplies of $48,725 and a decrease in biological expense of $123,050 offset by an increase in gain on lease modification of $8,229, an increase in sample validation expense of $25,000, an increase in business insurance of $10,015, an increase in rent expense of $28,732 and an increase in other office expenses of $12,479. The decrease was a result of a lower operating expenses in 2021.

Loss from Operations

●	For the three months ended December 31, 2021, the loss from operations amounted to $1,382,016 as compared to $1,612,553 for the three months ended December 31, 2020, a decrease of $230,537 or 14%. The decrease was primarily a result of lower operating expenses as discussed above offset by increase in revenue.

Other Income (Expense)

●	For the three months ended December 31, 2021, we had total other (expense), net of $(130,251) as compared to total other income, net of $192,778 for the three months ended December 31, 2020, an increase in total other (expense) of $323,029 or 168%. This change was primarily due to an increase in interest expense of $126,921 due to additional debt incurred in 2021 and an increase on unrealized gain on market securities of $8,500 offset by a decrease in gain on debt extinguishment of $227,294 as there was no debt extinguishment in 2021, a decrease in unrealized loss on exchange rate of $22,686.

Preferred Stock Dividend

●	For the three months ended December 31, 2021, dividends on preferred stocks increased by $20,274 or 50%, as compared to the three months ended December 31, 2020. The increase was primarily a result of an increase in dividends of $20,164 on Series F preferred stock which were issued on July 30, 2021. Therefore, there were no dividends related to the Series F preferred stock during the 2020 period.

Net Loss Attributed to Common Stockholders

●	For the three months ended December 31, 2021, net loss attributable to common stockholders amounted to $1,572,760, or $(0.00) per share (basic and diluted), compared to $1,459,994 or $(0.00) per share (basic and diluted) for the three months ended December 31, 2020, an increase of $112,766 or 8%.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $2,417,506 and cash of $414,982 as of December 31, 2021 and working capital deficit of $2,657,337 and $314,151 of cash as of September 30, 2021.

	December 31, 2021	September 30, 2021	Change	Percentage Change
Working capital deficit:
Total current assets	$770,671	$638,753	$131,918	21%
Total current liabilities	(3,188,177)	(3,296,090)	107,913	3%
Working capital deficit:	$(2,417,506)	$(2,657,337)	$239,831	9%

The decrease in working capital was primarily attributed to an increase in current assets of $131,918 and a decrease in current liabilities of $107,913.

Cash Flows

The following table sets forth a summary of changes in cash flows for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021	2020
Net cash used in operating activities	$(1,494,792)	$(1,146,973)
Net cash used in investing activities	—	(88,212)
Net cash provided by financing activities	1,595,623	—
Net change in cash	$100,831	$1,235,185

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,494,792 for the three months ended December 31, 2021, as compared to $1,146,973 for the three months ended December 31, 2020, an increase of $347,819, or 30%.

●	Net cash used in operating activities for the three months ended December 31, 2021 primarily reflected our net loss of $1,512,267 adjusted for the add-back of non-cash items such as depreciation expense of $47,557, non-cash lease cost of $7,379, amortization of debt discount of $92,019, gain on operating lease modification of $8,229, unrealized gain on marketable securities of $5,400 and changes in operating asset and liabilities consisting primarily of an increase in accounts receivable of $49,725, an increase in prepaid expenses and other current assets of $25,318, an increase in accrued liabilities and other liabilities of $28,484, and an increase in deferred revenue of $20,750 offset by a decrease in laboratory supplies of $49,356 and a decrease in accounts payable of $139,398.

●	Net cash used in operating activities for the three months ended December 31, 2020 primarily reflected our net loss of $1,419,775 adjusted for the add-back of non-cash items such as depreciation expense of $45,645, non-cash lease cost of $658, gain on debt extinguishment of $227,294, foreign currency transaction loss of $22,686, unrealized loss on marketable securities of $3,100 and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses and other current assets of $34,922, an increase in accounts payable of $232,992, an increase in accrued liabilities and other liabilities of $27,215, an increase in deferred revenue of $131,387 offset by a decrease of laboratory supplies of $71,335.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 for the three months ended December 31, 2021, as compared to $88,212 for the three months ended December 31, 2020, a decrease of $88,212, or 100%.

●	Net cash used in investing activities for the three months ended December 31, 2020, resulted from the purchase of property and equipment of $88,712 offset by an adjustment related to a prior period redemption payment of $500.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,595,623 for the three months ended December 31, 2021, as compared to $0 for the three months ended December 31, 2020, an increase of $1,595,623, or 100%.

●	Net cash provided by financing activities for the three months ended December 31, consisted of proceeds from convertible debt – related party of $667,000 and convertible debt of $1,000,000 offset by payments of accrued dividends payable of $59,988 and repayment of financed lease of $11,389.

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

Going Concern

These consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited consolidated financial statements, the Company had net loss and net cash used in operations of $1,512,267 and $1,494,792, respectively, for the three months ended December 31, 2021. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $51,398,615, $4,865,914 and $2,417,506 at December 31, 2021. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Current Financings

Convertible Debt – Related Party

On November 1, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with a related party, who is an affiliate stockholder (“First Investor”), to purchase three convertible notes (collectively as “Notes”) and three accompanying warrants (collectively as “Warrants”), for an aggregate investment amount of $1,000,000. The first note issued on November 1, 2021 had a principal balance of $334,000 (“Note I”) and accompanying warrants to purchase up to 18,251,367 shares of common stock (“Warrant I”). The second note issued on December 1, 2021, had a principal balance of $333,000 (“Note II”) and accompanying warrants to purchase up to 18,196,722 shares of common stock (“Warrant II”). The third note was issued subsequent to December 31, 2021. The Company received $667,000 in aggregate proceeds from the Notes. The Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Notes)) and mature on November 1, 2026. The Warrants are exercisable at any time after the issue date and upon approve the Company’s name change to Theralink Technologies, Inc. and the related ticker symbol change by FINRA. The Warrants expire November 1, 2026. The total warrants to purchase up to 36,448,089 were valued at $661,088 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the Notes. The Notes and Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment as provided in the Notes and Warrants). As of December 31, 2021, the Notes had an outstanding principal of $667,000 and accrued interest of $4,386. The Notes are reflected in the accompanying unaudited consolidated balance sheet at $22,309 as a long-term convertible note payable – related party, net of discount in the amount of $644,691.

Convertible Debt

On November 1, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an investor (“Second Investor”) to purchase two convertible notes (collectively as “Notes”) and two accompanying warrants (collectively as “Warrants”), for an aggregate investment amount of $500,000. The first note issued on November 1, 2021, had a principal balance of $250,000 (“Note I”) and accompanying warrants to purchase up to 13,661,203 shares of common stock (“Warrant I”). The second note issued on December 1, 2021, had a principal balance of $250,000 (“Note II”) and accompanying warrants to purchase up to 13,661,203 shares of common stock (“Warrant II”). The Company received $500,000 in aggregate proceeds from the Notes. The Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Notes)) and mature on November 1, 2026. The Warrants are exercisable at any time after the issue date and upon approve the Company’s name change to Theralink Technologies, Inc. and the related ticker symbol change by FINRA. The Warrants expire on November 1, 2026. The total warrants to purchase up to 27,322,406 shares of common stock were valued at $495,560 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the Notes. The Notes and Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment as provided in the Notes and Warrants). As of December 31, 2021, the Notes had an outstanding principal balance of $500,000 and accrued interest of $4,603. The Notes are reflected in the accompanying unaudited consolidated balance sheet at $16,725 as a long-term convertible note payable – related party, net of discount in the amount of $483,275.

On November 1, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an investor (“Third Investor”) to purchase two convertible notes (collectively as “Notes”) and two accompanying warrants (collectively as “Warrants”), for an aggregate investment amount of $500,000. The first note issued on November 1, 2021, had a principal balance of $250,000 (“Note I”) and accompanying warrants to purchase up to 13,661,203 shares of common stock (“Warrant I”). The second note issued on December 1, 2021, had a principal balance of $250,000 (“Note II”) and accompanying warrants to purchase up to 13,661,203 shares of common stock (“Warrant II”). The Company received $500,000 in aggregate proceeds from the Notes. The Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Notes)) and mature on November 1, 2026. The Warrants are exercisable at any time after the issue date and upon approve the Company’s name change to Theralink Technologies, Inc. and the related ticker symbol change by FINRA. The Warrants expire on November 1, 2026. The total warrants to purchase up to 27,322,406 shares of common stock were valued at $495,560 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the Notes. The Notes and Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment as provided in the Notes and Warrants). As of December 31, 2021, the Notes had an outstanding principal balance of $500,000 and accrued interest of $4,493. The Notes are reflected in the accompanying unaudited consolidated balance sheet at $16,725 as a long-term convertible note payable – related party, net of discount in the amount of $483,275.

Note Payable - Related Party

On October 21, 2021, the Company entered into a Promissory Note Agreement (the “Note”) with Jeffrey Busch (“Lender”) who serves as a member of the Board of Directors and is considered a related party, for a principal balance of $150,000. The Company received proceeds of $150,000. The Note bore an annual interest rate of 1%, matured on December 1, 2021 and could have been prepaid in whole or in part without penalty. Pursuant to the Note, the Company has a 90-day grace period following the maturity date after which the Lender was permitted to charge a late payment fee equal to 1% of the outstanding principal balance and cost of collection, including legal fees. During the three months ended December 31, 2021, the Company fully paid the outstanding balance on the Note. As of December 31, 2021, the note had no outstanding balance.

Future Financings

We will require additional financing to fund our planned operations. We currently do not have committed sources of additional financing and may not be able to obtain additional financing particularly, if the volatile conditions of the stock and financial markets, and more particularly the market for early-stage development company stocks persist.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the three months ended December 31, 2021 and year ended September 30, 2021 include, but are not necessarily limited to, the valuation of assets and liabilities of discontinued operations, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of right-of-use (“ROU”) assets and lease liabilities, assumptions used in assessing impairment of long-lived assets, allowances for accounts receivable, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

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

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

Revenue Recognition

In accordance with ASU Topic 606 - Revenue from Contracts with Customers, the Company recognizes revenue in accordance with that core principle by applying the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company provides research and development support to biopharmaceutical companies to assist their drug development programs. In January 2021, the Company began performing tumor profiling to support clinical patient therapeutic intervention. The services provided by the Company are performance obligations under services contracts. These contracts are completed over time and may lead to deferred revenue for services not completed at the end of a period. Management reviews the completion status of all jobs monthly to determine the appropriate amount of revenue to recognize. The Company offers these services to biopharmaceutical companies and to private individuals. The revenue recognized from services provided to private individuals during the three months ended December 31, 2021 and year ended September 30, 2021 were minimal and therefore was not disaggregated for disclosure purposes.

Leases

The Company accounts for its leases using the method prescribed by ASC 842 – Lease Accounting. The Company assesses whether the contract is, or contains, a lease at the inception of a contract which is based on (i) whether the contract involves the use of a distinct identified asset, (ii) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether the Company has the right to direct the use of the asset. The Company allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize right-of-use (“ROU”) assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating and financing lease ROU assets represents the right to use the leased asset for the lease term. Operating and financing lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the unaudited consolidated statements of operations.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”) to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470- 20, Debt with Conversion and Other Options, for convertible instruments. Under the amendments in ASU 2020-06, the embedded conversion features no longer are separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital. Consequently, a convertible debt instrument will be accounted for as a single liability measured at its amortized cost and a convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no other features require bifurcation and recognition as derivatives. By removing those separation models, the interest rate of convertible debt instruments typically will be closer to the coupon interest rate when applying the guidance in Topic 835, Interest. The amendments in ASU 2020-06 provide financial statement users with a simpler and more consistent starting point to perform analyses across entities. The amendments also improve the operability of the guidance and reduce, to a large extent, the complexities in the accounting for convertible instruments and the difficulties with the interpretation and application of the relevant guidance. To further improve the decision usefulness and relevance of the information being provided to users of financial statements, amendments in ASU 2020-06 increased information transparency by making the following amendments to the disclosure for convertible instruments:

1.	Added a disclosure objective
2.	Added information about events or conditions that occur during the reporting period that cause conversion contingencies to be met or conversion terms to be significantly changed
3.	Added information on which party controls the conversion rights
4.	Aligned disclosure requirements for contingently convertible instruments with disclosure requirements for other convertible instruments
5.	Required that existing fair value disclosures in Topic 825, Financial Instruments, be provided at the individual convertible instrument level rather than in the aggregate.

Additionally, for convertible debt instruments with substantial premiums accounted for as paid-in capital, amendments in ASU 2020-06 added disclosures about (1) the fair value amount and the level of fair value hierarchy of the entire instrument for public business entities and (2) the premium amount recorded as paid-in capital.

The amendments in ASU 2020-06 are effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of its annual fiscal year and are allowed to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. Transactions that were settled (or expired) during prior reporting periods are unaffected. The cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. If an entity elects the fully retrospective method of transition, the cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. The Company early adopted ASU 2020-06 and its adoption did not have any material impact on the Company’s consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2020-06 and its adoption did not have any material impact on the Company’s consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2021, our disclosure controls and procedures were not effective.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. Our management’s evaluation of our internal control over financial reporting was based on the Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2021, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal controls over financial reporting:

(1)	The lack of multiple levels of management review on complex accounting and financial reporting issues, and business transactions,

(2)	a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting processing and accounting functions as a result of our limited financial resources to support the hiring of the necessary personnel and the implementation of more robust accounting systems,

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

Management believes that despite our material weaknesses set forth above, our unaudited consolidated financial statements for the quarter ended December 31, 2021 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2017, numerous purported plaintiffs brought an action against Avant Diagnostics and its previous executive team in the District Court of Harris County Texas. The action alleges the plaintiffs were engaged by Avant to perform services prior to 2018, which they were not compensated for, and were issued certain restricted shares of Avant as payment of those services and Avant did not remove the restrictive legend from said shares. The plaintiffs are seeking $1,000,000 in monetary relief. On July 1, 2021, the Company and Dr. Ruxin were added as defendants in the lawsuit. The Company believes these claims are without merit and intends to defend the plaintiffs’ lawsuits vigorously. The Company currently believes the likelihood of a loss contingency related to these matters is remote and, therefore, no provision for a loss contingency is required.

On December 10, 2021, YPH LLC filed a complaint against the Company in the District Court for the Southern District of New York alleging that Theralink breached its Certificate of Designation for Series C-1 Convertible Preferred Stock by failing to honor a conversion notice submitted to it by YPH. Based on these and other allegations, Plaintiff asserted a breach of contract claim claiming that it has damages in excess of $100 million. Plaintiff also seeks a decree of specific performance directing Theralink to deliver all shares due under the Conversion Notice. Theralink filed its response to the complaint on February 4, 2022. The Company intends to vigorously defend this lawsuit. The Company currently believes the likelihood of a loss contingency related to these matters is remote and, therefore, no provision for a loss contingency is required.

ITEM 1A. RISK FACTORS

Risk factors that may affect our business and financial results are discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. There have been no material changes to the disclosures relating to this item from those set forth in our 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation, as amended	10-K	3.1	01/13/2023

3.2	Amended and Restated Bylaws	8-K	3.1	11/01/2013

4.1	Form of Convertible Promissory Note	8-K	4.1	11/5/2021

4.2	Form of Common Stock Purchase Warrant	8-K	4.2	11/5/2021

10.1	Form of Securities Purchase Agreement	8-K	10.1	11/5/2021

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.				X

101.INS	INLINE XBRL INSTANCE DOCUMENT				X
101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA				X
101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				X
101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				X
101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE				X
101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				X
104	COVER PAGE INTERACTIVE DATA FILE (EMBEDDED WITHIN THE INLINE XBRL DOCUMENT)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERALINK TECHNOLOGIES, INC.

Dated: February 18, 2022	By:	/s/ Mick Ruxin, MD
Mick Ruxin, MD
Chief Executive Officer

Dated: February 18, 2022	By:	/s/ Thomas E. Chilcott, III
Thomas E. Chilcott, III
Chief Financial Officer, Treasurer and Secretary

