Form 10-Q
period 2022-03-31
THERALINK TECHNOLOGIES, INC.
filed 2022-05-23
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2022

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

The registrant had 6,151,499,919 shares of its common stock, $0.0001 par value per share, outstanding as of May 16, 2022.

THERALINK TECHNOLOGIES, INC.

FORM 10-Q

MARCH 31, 2022

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THERALINK TECHNOLOGIES, INC.

BALANCE SHEETS

	March 31,	September 30,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$447,467	$314,151
Accounts receivable	137,038	-
Other receivable (related party $35,594 in 2022 and $21,711 in 2021)	35,594	23,044
Prepaid expenses and other current assets	255,744	219,496
Marketable securities	7,900	11,000
Laboratory supplies	-	71,062

Total Current Assets	883,743	638,753

OTHER ASSETS:
Property and equipment, net	631,709	698,927
Finance right-of-use assets, net	88,139	111,323
Operating right-of-use asset, net	1,179,414	168,664
Security deposits	19,465	20,909

Total Assets	$2,802,470	$1,638,576

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$847,070	$1,018,797
Accounts payable - related party	4,000	3,714
Accrued liabilities	118,290	71,077
Accrued liabilities - related party	-	18,000
Accrued compensation	343,472	186,177
Accrued director compensation	162,500	132,500
Contract liabilities	333,713	135,150
Notes payable - related party	200,000	100,000
Notes payable - current	1,000	1,000
Financing lease liability - current	50,760	47,730
Operating lease liability - current	22,839	42,411
Insurance payable	48,487	118,294
Subscriptions payable	-	1,350,000
Contingent liabilities	74,840	71,240

Total Current Liabilities	2,206,971	3,296,090

LONG-TERM LIABILITIES:
Financing lease liability	62,223	88,385
Operating lease liability	1,171,181	134,482
Convertible notes - related party, net of discount	204,431	64,981
Convertible notes, net of discount	76,357	-

Total Liabilities	3,721,163	3,583,938

Commitments and Contingencies (Note 10)

Series E preferred stock; $0.0001 par value; 2,000 shares designated; 1,000 issued and outstanding at March 31, 2022 and September 30, 2021; liquidation value of $2,013,589 and $2,013,151 at March 31, 2022 and September 30, 2021, respectively	2,000,000	2,000,000
Series F preferred stock; $0.0001 par value; 2,000 shares designated; 500 and nil issued and outstanding at March 31, 2022 and September 30, 2021; liquidation value of $1,006,795 and $1,006,728 at March 31, 2022 and September 30, 2021, respectively	1,000,000	1,000,000

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value; 26,667 authorized;
Series A Preferred stock: $0.0001 par value; 1,333 shares designated; 667 issued and outstanding at March 31, 2022 and September 30, 2021	-	-
Series C-1 Preferred stock: $0.0001 par value; 3,000 shares designated; 1,876 and 2,966 issued and outstanding at March 31, 2022 and September 30, 2021, respectively	-	-
Series C-2 Preferred stock: $0.0001 par value; 6,000 shares designated; 3,037 and 4,917 issued and outstanding at March 31, 2022 and September 30, 2021, respectively	-	-
Series D-1 Preferred stock: $0.0001 par value; 1,000 shares designated; nil issued and outstanding at March 31, 2022 and September 30, 2021	-	-
Series D-2 Preferred stock: $0.0001 par value; 4,360 shares designated; nil issued and outstanding at March 31, 2022 and September 30, 2021	-	-
Common stock: $0.0001 par value, 12,000,000,000 shares authorized; 6,026,499,919 and 5,124,164,690 issued and outstanding at March 31, 2022 and September 30, 2021, respectively	602,650	512,416
Additional paid-in capital	48,772,446	44,368,077
Accumulated deficit	(53,293,789)	(49,825,855)

Total Stockholders’ Deficit	(3,918,693)	(4,945,362)

Total Liabilities and Stockholders’ Deficit	$2,802,470	$1,638,576

See accompanying condensed notes to unaudited consolidated financial statements.

THERALINK TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

REVENUES, NET	$19,500	$126,314	$98,475	$136,104

COST OF REVENUE	17,180	28,442	60,745	30,045

GROSS PROFIT	2,320	97,872	37,730	106,059

OPERATING EXPENSES:
Professional fees	297,753	213,965	515,576	411,219
Compensation expense	702,633	532,104	1,328,488	1,122,279
Licensing fees	38,963	31,020	75,055	61,192
General and administrative expenses	523,264	677,340	1,060,920	1,480,479

Total Operating Expenses	1,562,613	1,454,429	2,980,039	3,075,169

LOSS FROM OPERATIONS	(1,560,293)	(1,356,557)	(2,942,309)	(2,969,110)

OTHER INCOME (EXPENSE):
Interest expense, net	(267,202)	(7,956)	(402,853)	(16,686)
Gain on debt extinguishment, net	-	-	-	227,294
Unrealized (loss) gain on marketable securities	(8,500)	3,400	(3,100)	300
Unrealized loss on exchange rate	-	-	-	(22,686)

Total Other Income (Loss), net	(275,702)	(4,556)	(405,953)	188,222

NET LOSS	(1,835,995)	(1,361,113)	(3,348,262)	(2,780,888)

Series E preferred stock dividend	(39,452)	(39,452)	(79,781)	(79,671)
Series F preferred stock dividend	(19,727)	-	(39,891)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,895,174)	$(1,400,565)	$(3,467,934)	$(2,860,559)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	5,596,220,371	5,244,860,396	5,715,133,330	5,184,179,094

See accompanying condensed notes to unaudited consolidated financial statements.

THERALINK TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

	Preferred Stock						Common Stock		Additional		Total
	Series A # of Shares	Series C-1 # of Shares	Series C-2 # of Shares	Series D-1 # of Shares	Series D-2 # of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at September 30, 2021	667	2,966	4,917	-	-	$-	5,124,164,690	$512,416	$44,368,077	$(49,825,855)	$(4,945,362)

Relative fair value of warrant issued in connection with convertible notes - related party recorded as debt discount	-	-	-	-	-	-	-	-	661,088	-	661,088

Relative fair value of warrant issued in connection with convertible notes recorded as debt discount	-	-	-	-	-	-	-	-	991,120	-	991,120

Series E preferred stock dividend	-	-	-	-	-	-	-	-	-	(40,329)	(40,329)

Series F preferred stock dividend	-	-	-	-	-	-	-	-	-	(20,164)	(20,164)

Correction for rounding error	-	-	-	-	-	-	(1,436)	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(1,512,267)	(1,512,267)

Balance at December 31 2021	667	2,966	4,917	-	-	-	5,124,163,254	512,416	46,020,285	(51,398,615)	(4,865,914)

Issuance of common stock in connection with conversion of Series C-1 preferred stock	-	(1,090)	-	-	-	-	163,637,529	16,364	(16,364)	-	-

Issuance of common stock in connection with conversion of Series C-2 preferred stock	-	-	(1,880)	-	-	-	280,475,491	28,048	(28,048)	-	-

Issuance of common stock in connection with settlement of accounts payable	-	-	-	-	-	-	26,913,738	2,691	81,549	-	84,240

Issuance of common stock in connection with subscriptions payable	-	-	-	-	-	-	431,309,907	43,131	1,306,869	-	1,350,000

Relative fair value of warrants issued in connection with convertible notes - related party recorded as debt discount	-	-	-	-	-	-	-	-	331,969	-	331,969

Relative fair value of warrants issued in connection with convertible notes recorded as debt discount	-	-	-	-	-	-	-	-	996,708	-	996,708

Relative fair value of additional warrants issued in connection with modification of convertible notes - related party recorded as debt discount	-	-	-	-	-	-	-	-	34,620	-	34,620

Relative fair value of additional warrants issued in connection with modification of convertible notes recorded as debt discount	-	-	-	-	-	-	-	-	44,858	-	44,858

Series E preferred stock dividend	-	-	-	-	-	-	-	-	-	(39,452)	(39,452)

Series F preferred stock dividend	-	-	-	-	-	-	-	-	-	(19,727)	(19,727)

Net loss	-	-	-	-	-	-	-	-	-	(1,835,995)	(1,835,995)

Balance at March 31, 2022	667	1,876	3,037	-	-	$-	6,026,499,919	$602,650	$48,772,446	$(53,293,789)	$(3,918,693)

	Preferred Stock						Common Stock		Additional		Total
	Series A # of Shares	Series C-1 # of Shares	Series C-2 # of Shares	Series D-1 # of Shares	Series D-2 # of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at September 30, 2020	667	2,966	4,917	-	-	$-	5,124,164,690	$512,416	$42,367,577	$(43,187,588)	$(307,595)

Adjustment related to Series A preferred prior period redemption payment	-	-	-	-	-	-	-	-	500	-	500

Series E preferred stock dividend	-	-	-	-	-	-	-	-	-	(40,219)	(40,219)

Net loss	-	-	-	-	-	-	-	-	-	(1,419,775)	(1,419,775)

Balance at December 31, 2020	667	2,966	4,917	-	-	-	5,124,164,690	512,416	42,368,077	(44,647,582)	(1,767,089)

Series E preferred stock dividend	-	-	-	-	-	-	-	-	-	(39,452)	(39,452)

Net loss	-	-	-	-	-	-	-	-	-	(1,361,113)	(1,361,113)

Balance at March 31, 2021	667	2,966	4,917	-	-	$-	5,124,164,690	$512,416	$42,368,077	$(46,048,147)	$(3,167,654)

See accompanying condensed notes to unaudited consolidated financial statements.

THERALINK TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	March 31,
	2022	2021
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(3,348,262)	$(2,780,888)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment and finance ROU assets	95,113	92,009
Non-cash lease cost	14,606	1,169
Amortization of debt discount	276,170	-
Gain on debt extinguishment	-	(227,294)
Unrealized loss on exchange rate	-	22,686
Unrealized (gain) loss on marketable securities	3,100	(300)
Gain on modification of operating lease	(8,229)	-
Change in operating assets and liabilities:
Accounts receivable	(137,038)	(56,527)
Prepaid expenses and other current assets	(47,354)	37,184
Laboratory supplies	71,062	54,913
Accounts payable	(87,201)	23,006
Accrued liabilities and other liabilities	149,795	7,042
Contract liabilities	198,563	146,025

NET CASH USED IN OPERATING ACTIVITIES	(2,819,675)	(2,680,975)

CASH FLOWS FROM INVESTING ACTIVITIES
Adjustment related to Series A preferred prior period redemption payment	-	500
Purchase of property and equipment	(4,711)	(99,105)

NET CASH USED IN INVESTING ACTIVITIES	(4,711)	(98,605)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	1,250,000
Proceeds from convertible debt - related party	1,000,000	-
Proceeds from convertible debt	2,000,000	-
Proceeds of notes payable - related party	250,000	-
Repayment of notes payable - related party	(150,000)	-
Repayment of financed lease	(23,132)	-
Payments for preferred stock dividends	(119,166)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,957,702	1,250,000

NET CHANGE IN CASH	133,316	(1,529,580)

CASH, beginning of the period	314,151	1,779,283

CASH, end of the period	$447,467	$249,703

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$58,052	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Series E preferred stock dividend	$79,781	$79,671
Series F preferred stock dividend	$39,891	$-
Initial amount of operating ROU asset and related liability	$1,212,708	$-
Relative fair value of warrant issued in connection with convertible notes - related party recorded as debt discount	$993,057	$-
Relative fair value of warrant issued in connection with convertible notes recorded as debt discount	$1,987,828	$-
Relative fair value of additional warrants issued in connection with modification of convertible notes - related party recorded as debt discount	$34,620	$-
Relative fair value of additional warrants issued in connection with modification of convertible notes recorded as debt discount	$44,858	$-

See accompanying condensed notes to unaudited consolidated financial statements.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Pursuant to the Asset Purchase Agreement, the Company acquired substantially all of the assets of Avant and assumed certain of its liabilities. Upon the terms and subject to the conditions of the Asset Purchase Agreement, Avant sold to the Company, all of Avant’s title and interest in all the assets, properties and rights of every kind and nature, whether real, personal or mixed, tangible or intangible (including goodwill), wherever located and whether existing or hereafter acquired, except for the specific excluded assets, which relate to, or are used or held for use in connection with, Avant’s business. The Company also hired Avant’s employees upon consummation of the Asset Sale Transaction. As consideration for the Asset Sale Transaction, the Company issued to Avant 1,000 shares of a newly created Series D-1 Preferred Stock which held 54.55% of all voting rights on an as-converted basis with the common stock. Upon the effectiveness of an increase of the Company’s authorized shares of common stock from 6,666,667 shares to 12,000,000,000 shares, all such shares of Series D-1 Preferred Stock issued to Avant automatically converted into 5,081,549,184 shares of the Company’s common stock. Avant possessed majority voting control of the Company immediately following the Asset Sale Transaction and controlled the Company’s Board of Directors after the termination of the ten-day waiting period required by Rule 14f-1 under the Exchange Act. Accordingly, the Asset Sale Transaction was accounted for, in substance, as an asset acquisition of the Company’s net asset by Avant and a recapitalization of Avant. Avant is considered the historical registrant and the historical operations presented are those of Avant since Avant obtained 54.55% majority voting control of the Company. All share and per share data in the accompanying unaudited financial statements and footnotes has been retrospectively adjusted for the recapitalization.

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

On February 25, 2022, FIRNA recognized the Company’s name change to Theralink Technologies, Inc. and the related ticker symbol changed from “OBMP” to “THER” went into effect.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information, which present the unaudited financial statements of the Company as of March 31, 2022. The interim unaudited financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the audited financial statements of the Form 10-K filed on January 13, 2022. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments and non-recurring adjustments) have been made for the fair presentation of the unaudited financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the year ending September 30, 2022.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Going Concern

These unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had net loss and net cash used in operations of $3,348,262 and $2,819,675, respectively, for the six months ended March 31, 2022. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $53,293,789, $3,918,693 and $1,323,228 at March 31, 2022. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Although the Company has historically raised capital from sales of equity and the issuance of promissory notes, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These unaudited financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the six months ended March 31, 2022 and year ended September 30, 2021 include, but are not necessarily limited to, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of right-of-use (“ROU”) assets and lease liabilities, assumptions used in assessing impairment of long-lived assets, allowances for accounts receivable, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on the disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Prepaid Assets

Prepaid assets are carried at amortized cost. Significant prepaid assets as of March 31, 2022 and September 30, 2021 include, but are not necessarily limited to, prepaid insurance, prepaid consulting fees, prepaid equipment maintenance fees and retainers for professional services.

Laboratory Supplies

Laboratory supplies are normally consumed within a year from purchase and any unused laboratory supplies are classified as current assets and reflected in the accompanying unaudited balance sheet as laboratory supplies.

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

Pursuant to ASC 505-50 - Equity-Based Payments to Non-Employees, all share-based payments to non-employees, including grants of stock options, were recognized in the financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07 during the period September 30, 2018, and the adoption did not have any impact on its financial statements.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Revenue Recognition and Contract Assets and Liabilities

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

The Company provides research and development support to biopharmaceutical companies to assist their drug development programs. In January 2021, the Company began performing tumor profiling to support clinical patient therapeutic intervention. The services provided by the Company are performance obligations under services contracts. These contracts are completed over time and may lead to deferred revenue for services not completed at the end of a period which is reflected as contract liabilities on the accompanying unaudited balance sheet. The Company may include, in accounts receivable, amounts billed to customers in advance of services being initiated or completed. If the Company has a right to such consideration that is unconditional such as for contractually allowed billings, such amounts billed in advance would be offset by a contract liability. Management reviews the completion status of all jobs monthly to determine the appropriate amount of revenue to recognize. The Company offers these services to biopharmaceutical companies and to private individuals. The Company uses various output methods to recognize revenues. The revenue recognized from services provided to private individuals during the six months ended March 31, 2022 and year ended September 30, 2021 were minimal and therefore was not disaggregated for disclosure purposes.

Contract Liabilities

Contract liabilities are cash deposits received from customers and advance billing included in accounts receivable on uncompleted contracts for which revenues have not been recognized as of the balance sheet date.

Contract liabilities as of March 31, 2022 and September 30, 2021 are as follows:

	March 31, 2022	September 30, 2021
Contract liabilities beginning balance	$135,150	$—
Billings and cash receipts on uncompleted contracts	220,813	281,012
Less: revenues recognized during the period	(22,250)	(145,862)
Total contract liabilities	$333,713	$135,150

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

Concentrations

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions that at times may exceed the federally insured limit of $250,000. As of March 31, 2022 and September 30, 2021, the cash balances were in excess of the FDIC insured limit by $227,217 and $68,122, respectively. The Company has not experienced any losses in such accounts through March 31, 2022.

Concentration of Revenues

For the three months ended March 31, 2022, the Company generated total revenue of $19,500 of which 45% and 44% were from two of the Company’s customers, respectively. For the three months ended March 31, 2021, the Company generated total revenue of $126,314 of which 35%, 33% and 19% were from three of the Company’s customers, respectively.

For the six months ended March 31, 2022, the Company generated total revenue of $98,475 of which 45% and 44% were from two of the Company’s customers, respectively. For the six months ended March 31, 2021, the Company generated total revenue of $136,104 of which 40%, 30% and 18% were from three of the Company’s customers, respectively.

Concentration of Accounts Receivable

As of March 31, 2022, the Company had accounts receivable of $137,038 of which 62%, 15% and 11% were from three of the Company’s customers, respectively. As of September 30, 2021, the Company did not have any accounts receivable.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Concentration of Contract Liabilities

As of March 31, 2022, the Company had deferred revenue reflected as contract liabilities of $333,713 of which 38%, 25%, 11% and 10% were from four of the Company’s customers, respectively. As of September 30, 2021, the Company had deferred revenue reflected as contract liabilities of $135,150 of which 56%, 24% and 16% were from three of the Company’s customers, respectively.

Concentration of Vendor

Generally, the Company relies on one vendor to perform the Company’s patient reporting and contract research (formerly called sample analysis) which is an integral part of the Company’s operation and revenue stream. Any disruption in this service could have a material adverse effect on the Company’s business, financial condition and results of operations.

During the six months ended March 31, 2022 and 2021, the Company incurred $198,866 and $524,416, respectively, or 100% of it patient reporting and contract research (formerly called sample analysis) expense from one vendor.

Basic and Diluted Loss Per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of March 31, 2022 and 2021 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	March 31,
	2022	2021
Stock warrants	1,820,535,692	856,674,588
Series C-1 preferred stock	281,626,175	445,301,289
Series C-2 preferred stock	453,067,129	733,542,619
Series E preferred stock	638,977,636	533,333,333
Series F preferred stock	319,488,818	—
Convertible notes	1,139,160,949	—
	4,652,856,399	2,568,851,829

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2022 and September 30, 2021, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of March 31, 2022 and September 30, 2021.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Operating and financing lease ROU assets represents the right to use the leased asset for the lease term. Operating and financing lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the unaudited statements of operations.

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

The amendments in ASU 2020-06 are effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of its annual fiscal year and are allowed to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. Transactions that were settled (or expired) during prior reporting periods are unaffected. The cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. If an entity elects the fully retrospective method of transition, the cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. The Company early adopted ASU 2020-06 and its adoption did not have any material impact on the Company’s financial statements.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2020-06 and its adoption did not have any material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – DISPOSAL OF SUBSIDIARIES AND RECAPITALIZATION

Administrative Dissolution of OncBioMune, LLC

On July 11, 2021, the Company’s wholly-owned subsidiary OncBioMune, LLC was administratively dissolved by the Louisiana Secretary of State for failing to meet its filing requirements and pay the associated fees (see Note 1). The Company deconsolidated OncBioMune, LLC on July 11, 2021 and recognized a gain of $9,916 which was recorded in the statement of operations as a gain on the dissolution of a subsidiary.

Exercise of Options to Purchase Shares of OncBioMune Sub Inc.

In connection with the Asset Sale Transaction, the Company entered into an Exchange Agreement, effective June 5, 2020, by and among OncBioMune Pharmaceuticals, Inc. and the investors named therein, whereby the Company agreed to exchange certain convertible promissory notes and warrants outstanding for shares of Series C-1 Convertible Preferred Stock of the Company and the option to purchase shares of the Company’s wholly-owned subsidiary, OncBioMune Sub Inc. OncBioMune Sub Inc. holds the patents used in the prior business of OncBioMune Pharmaceuticals, Inc. In July 2021, certain of those investors exercised their options to purchase the shares of OncBioMune Sub Inc. On July 26, 2021, the Company transferred all 10,000 shares of OncBioMune Sub Inc. held by the Company to the various investors for aggregate proceeds of $1,000. The proceeds were recorded in the statement of operations as a gain on the disposal of a subsidiary (see Note 1).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 4 – MARKETABLE SECURITIES

During the fiscal year ended 2017, the Company acquired 1,000,000 shares of common stock of Amarantus BioScience Holdings, Inc. (“AMBS”) with a fair value of $40,980. The AMBS common stock is recorded as marketable securities in the accompanying unaudited balance sheets. Its fair value is adjusted every reporting period and the change in fair value is recorded in the unaudited statements of operations as unrealized gain or (loss) on marketable securities. During the six months ended March 31, 2022 and 2021, the Company recorded $(3,100) and $300 of unrealized (loss) gain on marketable securities, respectively. As of March 31, 2022 and September 30, 2021, the fair value of these shares was $7,900 and $11,000, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Once placed in service, they are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease terms. Fixed assets consist of the following:

	Estimated Useful Life in Years	March 31, 2022	September 30, 2021
		(Unaudited)
Laboratory equipment	5	$470,159	$470,159
Furniture	5	24,567	24,567
Leasehold improvements	5	353,826	349,115
Computer equipment	3	68,490	68,490
		917,042	912,331
Less accumulated depreciation		(285,333)	(213,404)
Property and equipment, net		$631,709	$698,927

For the three months ended March 31, 2022 and 2021, depreciation expense related to property and equipment amounted to $35,974 and $34,772, respectively.

For the six months ended March 31, 2022 and 2021, depreciation expense related to property and equipment amounted to $71,929 and $68,825, respectively.

Leased equipment was not included in the table above as it was accounted for in accordance with ASU 842 – Leases. These leases are discussed in Note 7 under financing lease right-of-use (“ROU”) assets and financing lease liabilities.

NOTE 6 – DEBT

At March 31, 2022, the convertible notes payable consisted of the following:

	March 31, 2022	September 30, 2021
Principal amount	$2,000,000	$—
Less: debt discount	(1,923,643)	—
Convertible notes payable, net	$76,357	$—

Principal amount – related party	$2,000,000	$1,000,000
Less: debt discount – related party	(1,795,569)	(935,019)
Convertible note payable - related party, net	$204,431	$64,981

Total convertible notes payable, net	$280,788	$64,981

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Convertible Debt – Related Party

On May 12, 2021, the Company entered into a Securities Purchase Agreement (“May 2021 SPA”) with a related party, who is an affiliate stockholder (“May 2021 Investor”) to purchase a convertible note (“May 2021 Note”) and accompanying warrant (“May 2021 Warrant”) for an aggregate investment amount of $1,000,000 (see Note 8). The May 2021 Note has a principal value of $1,000,000 and bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the May 2021 Note)) and shall mature on May 12, 2026. The Company received the proceeds in three tranches with the first tranche of $333,334 received in May 2021, the second tranche of $333,333 received in June 2021 and the third tranche of $333,333 received in July 2021. The May 2021 Note is convertible at any time into shares of the Company’s common stock at a conversion price equal to $0.00313 per share for any amount of principal and accrued interest remaining outstanding (subject to adjustment as provided therein). The Company may prepay the May 2021 Note at any time in an amount equal to 110% of the outstanding principal balance and accrued interest. In connection with the Company’s obligations under the May 2021 Note, the Company entered into a security agreement (“May 2021 Security Agreement”) with the May 2021 Investor as the agent pursuant to which the Company granted a lien on the laboratory equipment of the Company (“Collateral”), for the benefit of the May 2021 Investor, to secure the Company’s obligations under the May 2021 Note. Upon an Event of Default (as defined in the May 2021 Note), the May 2021 Investor may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral. During the year ended September 30, 2021, the Company paid $19,142 of accrued interest. As of September 30, 2021, the May 2021 Note had an outstanding principal balance of $1,000,000 and accrued interest of $6,575. It is reflected in the accompanying balance sheet at $64,981, as a long-term convertible note payable – related party, net of discount. As of March 31, 2022, the May 2021 Note had an outstanding principal balance of $1,000,000 and accrued interest of $6,794. It is reflected in the accompanying unaudited balance sheet at $165,974 as a long-term convertible note payable – related party, net of discount in the amount of $834,026 (see Note 8).

The 63,897,764 May 2021 Warrant has an exercise price of $0.00313 per share (subject to adjustment as provided therein) until May 12, 2026 and is exercisable for cash at any time. The May 2021 Warrant was valued at $984,200 using the relative fair value method which was recorded as a debt discount which is being amortized over the life of the May 2021 Note. In addition, the May 2021 Note had a beneficial conversion feature (“BCF”) in the amount of $15,800 which was recorded as a debt discount which is being amortized over the life of the May 2021 Note. The debt discount totaled $1,000,000. During the six months ended March 31, 2022, the Company amortized $100,993 of the debt discount which is included in interest expense in the accompanying unaudited statement of operations.

On November 1, 2021, the Company entered into a Securities Purchase Agreement (“First November 2021 SPA”) with a related party, who is an affiliate stockholder (“First November 2021 Investor”), to purchase three convertible notes (collectively as “First November 2021 Notes”) and three accompanying warrants (collectively as “First November 2021 Warrants”), for an aggregate investment amount of $1,000,000. The first note issued on November 1, 2021, had a principal balance of $334,000 and accompanying warrants to purchase up to 18,251,367 shares of common stock. The second note issued on December 1, 2021, had a principal balance of $333,000 and accompanying warrants to purchase up to 18,196,722 shares of common stock. The third note issued on January 1, 2022, had a principal balance of $333,000 and accompanying warrants to purchase up to 18,196,722 shares of common stock. The Company received $1,000,000 in aggregate proceeds from the First November 2021 Notes. The First November 2021 Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the First November 2021 Notes)) and mature on November 1, 2026. The First November 2021 Warrants are exercisable at any time and expire on November 1, 2026. The First November 2021 Warrants were initially valued at $990,048 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the First November 2021 Notes. The First November 2021 Notes and First November 2021 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment as provided in the First November 2021 Notes and First November 2021 Warrants). The Company may prepay the First November 2021 Notes at any time in an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the First November 2021 Investor, the First November 2021 Notes can be converted in whole or in part at any time and from time to time. Further, upon maturity the Company may pay the outstanding balance of the First November 2021 Notes in cash or convert them into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the First November 2021 Notes), the Conversion Amount shall automatically be converted into fully-paid and non-assessable shares of common stock.

On January 26, 2022, a notice and request for consent regarding a change in offering terms was sent by the Company to the First November 2021 Investor. Upon the approval of the First November 2021 Investor, the Company modified the terms of the First November 2021 SPA which increased the warrant issuable from 20% to 100% of the common stock issuable upon conversion of the notes purchased . As a result, the First November 2021 Investor received additional cashlessly-exercisable warrant equal to 80% of the common stock issuable upon conversion of the First November 2021 Notes. The Company issued additional warrant to purchase up to 218,579,234 shares of common stock to the First November 2021 Investor which increased the total relative fair value of all warrants in total by $34,630 recorded as debt discount which is being amortized over the life of the First November 2021 Notes (see Note 8 and 9). The modification of the First November 2021 SPA did not meet the requirements of a debt extinguishment under ASC 470-50 - Debt Modifications and Exchanges however it represented a substantial modification whereby the First November 2021 Investor received a substantial amount of additional warrant for the same principal amount of investment hence it was accounted for, in substance, as a debt modification ASC 470-50 and no gain or losses was recognized. As of March 31, 2022, the First November 2021 Notes had an outstanding principal of $1,000,000 and accrued interest of $6,795. The First November 2021 Notes are reflected in the accompanying unaudited balance sheet at $204,431 as a long-term convertible note payable – related party, net of discount in the amount of $1,795,569 (see Note 8) as of March 31, 2022.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Convertible Debt

On November 1, 2021, the Company entered into a Securities Purchase Agreement (“Second November 2021 SPA”) with an investor (“Second November 2021 Investor”) to purchase two convertible notes (collectively as “Second November 2021 Notes”) and two accompanying warrants (collectively as “Second November 2021 Warrants”), for an aggregate investment amount of $500,000. The first note, issued on November 1, 2021, had a principal balance of $250,000 and accompanying warrants to purchase up to 13,661,203 shares of common stock. The second note issued on December 1, 2021, had a principal balance of $250,000 and accompanying warrants to purchase up to 13,661,203 shares of common stock. The Company received $500,000 in aggregate proceeds from the Second November 2021 Notes. The Second November 2021 Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Second November 2021 Notes)) and mature on November 1, 2026. The Second November 2021 Warrants are exercisable at any time and expire on November 1, 2026. The Second November 2021 Warrants to purchase up to 27,322,406 shares of common stock was valued at $495,560 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the Second November 2021 Notes. The Second November 2021 Notes and Second November 2021 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment as provided in the Second November 2021 Notes and Second November 2021 Warrants). The Company may prepay the Second November 2021 Notes at any time in an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the Second November 2021 Investor, the Second November 2021 Notes can be converted in whole or in part at any time and from time to time. Further, upon maturity the Company may pay the outstanding balance of the Second November 2021 Notes in cash or convert them into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the Second November 2021 Notes), the conversion amount shall automatically be converted into fully-paid and non-assessable shares of common stock. The Company shall not effect the conversion of any of the Second November 2021 Notes held by the Second November 2021 Investor, and the Second November 2021 Investor shall not have the right to convert any of the Second November 2021 Notes and any such conversion shall be null and void and treated as if never made, to the extent that after giving effect to such conversion, such restricted holder would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to such conversion (which provision may be increased to a maximum of 9.9% by written notice from the Second November 2021 Investor to the Company, which notice shall be effective 61 calendar days after the date of such notice).

On January 26, 2022, a notice and request for consent regarding a change in offering terms was sent by the Company to the Second November 2021 Investor. Upon the approval of the Second November 2021 Investor, the Company modified the terms of the Second November 2021 SPA which increased the warrant issuable from 20% to100% of the common stock issuable upon conversion of the notes purchased. As a result, the Second November 2021 Investor received additional cashlessly-exercisable warrant equal to 80% of the common stock issuable upon conversion of the Second November 2021 Notes. The Company issued an additional warrant to purchase up to 109,289,616 shares of common stock to the Second November 2021 Investor which increased the total relative fair value of all warrants in total by $22,429 recorded as debt discount which is being amortized over the life of the Second November 2021 Notes (see Note 9). The modification of the Second November 2021 SPA did not meet the requirements of a debt extinguishment under ASC 470-50 - Debt Modifications and Exchanges however it represented a substantial modification whereby the Second November 2021 Investor received a substantial amount of additional warrants for the same principal amount of investment hence it was accounted for, in substance, as a debt modification ASC 470-50 and no gain or losses was recognized. As of March 31, 2022, the Second November 2021 Notes had an outstanding principal balance of $500,000 and accrued interest of $14,466. The Second November 2021 Notes are reflected in the accompanying unaudited balance sheet at $19,032 as a long-term convertible note payable, net of discount in the amount of $480,968 as of March 31, 2022.

On November 1, 2021, the Company entered into a Securities Purchase Agreement (“Third November 2021 SPA”) with an investor (“Third November 2021 Investor”) to purchase two convertible notes (collectively as “Third November 2021 Notes”) and two accompanying warrants (collectively as “Third November 2021 Warrants”), for an aggregate investment amount of $500,000. The first note issued on November 1, 2021, had a principal balance of $250,000 and accompanying warrants to purchase up to 13,661,203 shares of common stock. The second note issued on December 1, 2021, had a principal balance of $250,000 and accompanying warrants to purchase up to 13,661,203 shares of common stock. The Company received $500,000 in aggregate proceeds from the Third November 2021 Notes. The Third November 2021 Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Third November 2021 Notes)) and mature on November 1, 2026. The Third November 2021 Warrants are exercisable at any time and expire on November 1, 2026. The Third November 2021 Warrants to purchase up to 27,322,406 shares of common stock were valued at $495,560 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the Third November 2021 Notes. The Third November 2021 Notes and Third November 2021 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment as provided in the Third November 2021 Notes and Third November 2021 Warrants). The Company may prepay the Third November 2021 Notes at any time in an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the Third November 2021 Investor, the Third November 2021 Notes can be converted in whole or in part at any time and from time to time. Further, upon maturity the Company may pay the outstanding balance of the Third November 2021 Notes in cash or convert them into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the Third November 2021 Notes), the Conversion Amount shall automatically be converted into fully paid and non-assessable shares of common stock. The Company shall not affect the conversion of any of the Third November 2021 Notes held by the Third November 2021 Investor, and the Third November 2021 Investor shall not have the right to convert any of the Third November 2021 Notes and any such conversion shall be null and void and treated as if never made, to the extent that after giving effect to such conversion, such restricted holder would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to such conversion (which provision may be increased to a maximum of 9.9% by written notice from the Third November 2021 Investor to the Company, which notice shall be effective 61 calendar days after the date of such notice).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

On January 26, 2022, a notice and request for consent regarding a change in offering terms was sent by the Company to the Third November 2021 Investor. Upon the approval of the Third November 2021 Investor, the Company modified the terms of the Third November 2021 SPA which increased the warrant issuable from 20% to100% of the common stock issuable upon conversion of the notes purchased. As a result, the Third November 2021 Investor received additional cashlessly-exercisable warrant equal to 80% of the common stock issuable upon conversion of the Third November 2021 Notes. The Company issued an additional warrant to purchase up to 109,289,616 shares of common stock to the Third November 2021 Investor which increased the total relative fair value of all warrants in total by $22,429 recorded as debt discount which is being amortized over the life of the Third November 2021 Notes (see Note 9). The modification of the Third November 2021 SPA did not meet the requirements of a debt extinguishment under ASC 470-50 - Debt Modifications and Exchanges however it represented a substantial modification whereby the Third November 2021 Investor received a substantial amount of additional warrants for the same principal amount of investment hence it was accounted for, in substance, as a debt modification ASC 470-50 and no gain or losses was recognized. As of March 31, 2022, the Third November 2021 Notes had an outstanding principal balance of $500,000 and accrued interest of $14,356. The Third November 2021 Notes are reflected in the accompanying unaudited balance sheet at $19,032 as a long-term convertible note payable, net of discount in the amount of $480,968 as of March 31, 2022.

On January 27, 2022, the Company entered into a Securities Purchase Agreement (“First January 2022 SPA”) with an investor (“First January 2022 Investor”) to purchase a convertible note and accompanying warrants for an aggregate investment amount of $500,000. The note had a principal balance of $500,000 (“First January 2022 Note”) and accompanying warrants to purchase up to 136,612,022 shares of common stock (“First January 2022 Warrants”). The Company received $500,000 in proceeds from the First January 2022 Note. The First January 2022 Note bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the First January 2022 Note)) and mature on November 1, 2026. The First January 2022 Warrants are exercisable at any time and expire on November 1, 2026. The First January 2022 Warrants to purchase up to 136,612,022 shares of common stock was valued at $472,403 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the First January 2022 Note. The First January 2022 Note and First January 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment as provided in the First January 2022 Note and First January 2022 Warrants). The Company may prepay the First January 2022 Note at any time in an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the First January 2022 Investor, the First January 2022 Note can be converted in whole or in part at any time and from time to time). Further, upon maturity the Company may pay the outstanding balance of the First January 2022 Note in cash or convert them into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the First January 2022 Note), the conversion amount shall automatically be converted into fully-paid and non-assessable shares of common stock. The Company shall not effect any conversion of the First January 2022 Note and the First January 2022 Investor shall not have the right to convert any amount of the First January 2022 Note and any such conversion shall be null and void and treated as if never made, to the extent that after giving effect to such conversion, such restricted holder would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to such conversion (which provision may be increased to a maximum of 9.9% by such First January 2022 Investor by written notice from the First January 2022 Investor to the Company, which notice shall be effective 61 calendar days after the date of such notice. As of March 31, 2022, the First January 2022 Note had an outstanding principal balance of $500,000 and accrued interest of $6,904. The First January 2022 Note is reflected in the accompanying unaudited balance sheet at $19,629 as a long-term convertible note payable, net of discount in the amount of $480,371 as of March 31, 2022.

On January 31, 2022, the Company entered into a Securities Purchase Agreement (“Second January 2022 SPA”) with an investor (“Second January 2022 Investor”) to purchase a convertible note and accompanying warrant for an aggregate investment amount of $500,000. The Note had a principal balance of $500,000 (“Second January 2022 Note”) and accompanying warrants to purchase up to 136,612,022 shares of common stock (“Second January 2022 Warrants”). The Company received $500,000 in proceeds from the Second January 2022 Note. The Second January 2022 Note bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Second January 2022 Note)) and mature on November 1, 2026. The Second January 2022 Warrants are exercisable at any time and expire on November 1, 2026. The Second January 2022 Warrants to purchase up to 136,612,022 shares of common stock was valued at $469,810 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the Second January 2022 Note. The Second January 2022 Note and Second January 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment as provided in the Second January 2022 Note and Second January 2022 Warrants). The Company may prepay the Second January 2022 Note at any time in an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the Second January 2022 Investor, the Second January 2022 Note can be converted in whole or in part at any time and from time to time. Further, upon maturity the Company may pay the outstanding balance of the Second January 2022 Note in cash or convert them into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the Second January 2022 Note), the conversion amount shall automatically be converted into fully-paid and non-assessable shares of common stock. The Company shall not effect the conversion of any of the Second January 2022 Note held by the Second January 2022 Investor, and the Second January 2022 Investor shall not have the right to convert any of the Second January 2022 Note and any such conversion shall be null and void and treated as if never made, to the extent that after giving effect to such conversion, such restricted holder would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to such conversion (which provision may be increased to a maximum of 9.9% by such Second January 2022 Investor by written notice from the Second January 2022 Investor to the Company, which notice shall be effective 61 calendar days after the date of such notice. As of March 31, 2022, the Second January 2022 Note had an outstanding principal balance of $500,000 and accrued interest of $6,466. The Second January 2022 Note is reflected in the accompanying unaudited balance sheet at $18,664 as a long-term convertible note payable, net of discount in the amount of $481,336 as of March 31, 2022.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Notes Payable - Related Party

On April 26, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and is considered a related party, for a principal amount of $100,000. The Company received proceeds of $100,000. The note bears an annual interest rate of 1%, matures on April 1, 2022 and can be prepaid in whole or in part without penalty. Pursuant to the note, the Company has a 90-day grace period following the maturity date after which the lender shall charge a late payment fee equal to 1% of the outstanding principal balance and cost of collection, including legal fees. As of September 30, 2021, the note had an outstanding principal balance of $100,000 and accrued interest of $428. As of March 31, 2022, the note had an outstanding principal balance of $100,000 and accrued interest of $928 (see Note 8).

On October 21, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and is considered a related party, for a principal amount of $150,000. The Company received proceeds of $150,000. The note bore an annual interest rate of 1%, matured on December 1, 2021 and could have been prepaid in whole or in part without penalty. Pursuant to the note, the Company has a 90-day grace period following the maturity date after which the lender was permitted to charge a late payment fee equal to 1% of the outstanding principal balance and cost of collection, including legal fees. During the six months ended March 31, 2022, the Company fully paid the outstanding balance on the note. As of March 31, 2022, the note had no outstanding balance (see Note 8).

On March 14, 2022, Matthew M. Schwartz, who was elected a member of the board of directors on April 1, 2022 (see Note 1), advanced the Company $100,000 to fund its working capital (see Note 8 and Note 11).

Note Payable

In September 2017, the Company entered into a note agreement with a third-party investor. Pursuant to the note, the Company borrowed a principal amount of $1,000. The note bears an annual interest rate of 33.3%, is unsecured and in default due to non-payment of the balance pursuant to the repayment terms. As of March 31, 2022, the note had principal and accrued interest balances of $1,000 and $1,521, respectively.

NOTE 7 –LEASE LIABILITIES

Financing Lease Right-of-Use (“ROU”) Assets and Financing Lease Liabilities

Effective November 2018, the Company entered into a financing agreement with the first lessor to finance the purchase of equipment. Pursuant to the financing agreement, the Company shall make a monthly payment of $379 for a period of 60 months commencing in November 2018 through October 2023. At the effective date of the financing agreement, the Company recorded a financing lease payable of $16,065.

Effective November 2018, the Company entered into a financing agreement with a second lessor to finance the purchase of equipment. Pursuant to the financing agreement, the Company shall make a monthly payment of $1,439 for a period of 60 months commencing in November 2018 through October 2023. At the effective date of the financing agreement, the Company recorded a financing lease payable of $62,394.

Effective March 2019, the Company entered into a financing agreement with a third lessor to finance the purchase of equipment. Pursuant to the financing agreement, the Company shall make a monthly payment of $1,496 for a period of 60 months commencing in March 2019 through February 2024. At the effective date of the financing agreement, the Company recorded a financing lease payable of $64,940.

Effective August 2019, the Company entered into a financing agreement with a fourth lessor to finance the purchase of equipment. Pursuant to the financing agreement, the Company shall make a monthly payment of $397 for a period of 60 months commencing in August 2019 through July 2024. At the effective date of the financing agreement, the Company recorded a financing lease payable of $19,622.

Effective January 2020, the Company entered into a financing agreement with a fifth lessor to finance the purchase of equipment. Pursuant to the financing agreement, the Company shall make a monthly payment of $1,395 for a period of 60 months commencing in January 2020 through December 2025. At the effective date of the financing agreement, the Company recorded a financing lease payable of $68,821.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The significant assumption used to determine the present value of the financing lease payables was the discount rate which ranged from 8% and 15% based on the Company’s estimated effective rate pursuant to the financing agreements.

Financing lease right-of-use assets (“Financing ROU”) is summarized below:

	March 31, 2022	September 30, 2021
	(Unaudited)
Financing ROU assets	$231,841	$231,841
Less accumulated depreciation	(143,702)	(120,518)
Balance of Financing ROU assets	$88,139	$111,323

For the three months ended March 31, 2022 and 2021, depreciation expense related to Financing ROU assets amounted to $11,592 for both periods.

For the six months ended March 31, 2022 and 2021, depreciation expense related to Financing ROU assets amounted to $23,184 for both periods.

Financing lease liability related to the Financing ROU assets is summarized below:

	March 31, 2022	September 30, 2021
	(Unaudited)
Financing lease payables for equipment	$231,841	$231,841
Total financing lease payables	231,841	231,841
Payments of financing lease liabilities	(118,858)	(95,726)
Total	112,983	136,115
Less: short term portion	(50,760)	(47,730)
Long term portion	$62,223	$88,385

Future minimum lease payments under the financing lease agreements at March 31, 2022 are as follows:

Years ending September 30,	Amount
(Unaudited)
2022	$30,636
2023	53,787
2024	40,875
2025	4,185
Total minimum financing lease payments	129,483
Less: discount to fair value	(16,500)
Total financing lease payable at March 31, 2022	$112,983

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

In February 2020, pursuant to ASC 842 – Leases, the Company calculated the present value of the total lease payments using a discount rate of 12% which was based on the Company’s estimated incremental borrowing rate. The Company recorded an operating right-of-use asset and lease liability of $231,337 in connection with the lease.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Pursuant to the Lease Amendment, the Company must pay a total annual base rent of; (1) $115,823 for year one; (2) $119,310 for year two; (3) $122,893 for year three; (4) $126,580 for year four; (5) $130,377 for year five; (6) $135,163 for year six; (7) $139,218 for year seven; (8) $143,394 for year eight; (9) $147,696 for year nine; (10) $152,127 for year ten; (11) $156,331 for year eleven; (12) $161,391 for year twelve; (13) $166,233 for year thirteen; (14) $171,220 for year fourteen and; (15) $176,357 for year fifteen.

In October 2021, pursuant to ASC 842 – Leases, the Company wrote off the balances of the operating asset of $168,664 and operating liability of $176,893 related to the original lease and recognized a gain on lease modification in the amount of $8,229 which was included in general and administrative expense in the accompanying unaudited statement of operation. The Company calculated the present value of the total lease payments in the Lease Amendment using a discount rate of 8% which was based on the Company’s incremental borrowing rate at the effective date and recorded an operating right-of-use asset and an operating lease liability of $1,212,708.

For the six months ended March 31, 2022, lease costs amounted to $96,438 which included base lease costs of $57,531 and other expenses of $38,907, all of which were expensed during the period and included in general and administrative expenses on the accompanying unaudited statements of operations.

Operating Right-of-use asset (“ROU”) is summarized below:

	March 31, 2022	September 30, 2021
	(Unaudited)
Operating office lease	$1,212,708	$231,337
Less accumulated reduction	(33,294)	(62,673)
Balance of Operating ROU asset	$1,179,414	$168,664

Operating lease liability related to the ROU asset is summarized below:

	March 31, 2022	September 30, 2021
	(Unaudited)
Operating office lease	$1,212,708	$231,337
Total operating lease liability	1,212,708	231,337
Reduction of operating lease liability	(18,688)	(54,444)
Total	1,194,020	176,893
Less: short term portion	(22,839)	(42,411)
Long term portion	$1,171,181	$134,482

Future base lease payments under the non-cancellable operating lease at March 31, 2022 are as follows:

Years ending September 30,	Amount
(Unaudited)
2022	$58,292
2023	119,310
2024	122,893
2025	126,580
2026	130,377
2027 and thereafter	1,549,130
Total minimum non-cancellable operating lease payments	2,106,582
Less: discount to fair value	(912,562)
Total operating lease liability at March 31, 2022	$1,194,020

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NOTE 8 – RELATED-PARTY TRANSACTIONS

Effective January 1, 2021, the Company entered into a consulting agreement with Mr. Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor. The agreement was effective for a period of twelve months, commencing on January 1, 2021 and shall renew on a month-to month basis, subject to the right of the Company and Mr. Kucharchuk to terminate the agreement pursuant to the agreement. Pursuant to the agreement, Mr. Kucharchuk shall be paid $2,000 per month. As of March 31, 2022 and September 30, 2021, the Company recorded accrued consulting fees in the amount of $0 and $18,000, respectively, reflected as accrued liabilities – related party in the accompanying unaudited balance sheet (see Note 10).

On April 26, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and is considered a related party, for a principal balance of $100,000. The Company received proceeds of $100,000. As of September 30, 2021, the note had an outstanding principal balance of $100,000 and accrued interest of $428. As of March 31, 2022, the note had an outstanding principal balance of $100,000 and accrued interest of $928 (see Note 6).

On May 12, 2021, the Company and the May 2021 Investor entered into a May 2021 SPA to purchase a convertible May 2021 Note and accompanying May 2021 Warrant for an aggregate investment amount of $1,000,000 (see Note 6). The May 2021 Note has a principal value of $1,000,000 and bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the May 2021 Note)) and shall mature on May 12, 2026. In connection with the Company’s obligations under the May 2021 Note, the Company entered into a security agreement with the May 2021 Investor as agent, pursuant to which the Company granted a lien on the laboratory equipment of the Company, for the benefit of the related party, to secure the Company’s obligations under the May 2021 Note. As of March 31, 2022, the May 2021 Note had an outstanding principal balance of $1,000,000 and accrued interest of $6,794. It is reflected in the accompanying unaudited balance sheet at $165,974 as a long-term convertible note payable – related party, net of discount in the amount of $834,026 (see Note 6).

On October 21, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and is considered a related party, for a principal balance of $150,000. The Company received the proceeds of $150,000. During the six months ended March 31, 2022, the Company fully paid the outstanding balance on the note. As of March 31, 2022, the note had no outstanding balance (see Note 6).

On November 1, 2021, pursuant to the First November 2021 SPA the First November 2021 Investor purchased three notes with aggregate principal of $1,000,000 with accompanying First November 2021 Warrants to purchase up to an aggregate of 54,644,811 shares of common stock. The First November 2021 Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the First November 2021 Notes)) and mature on November 1, 2026. The First November 2021 Warrants are exercisable at any time and expire on November 1, 2026. The First November 2021 Notes and First November 2021 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share. As of March 31, 2022, the First November 2021 Notes had an outstanding principal balance of $1,000,000 and accrued interest of $6,795 (see Note 6).

On January 26, 2022, a notice and request for consent regarding a change in offering terms was sent by the Company to the First November 2021 Investor. Upon the approval of the First November 2021 Investor, the Company modified the terms of the First November 2021 SPA which increased the warrant issuable from 20% to100% of the common stock issuable upon conversion of the notes purchased. As a result, the First November 2021 Investor received additional cashlessly-exercisable warrant equal to 80% of the common stock issuable upon conversion of the First November 2021 Notes. The Company issued an additional warrant to purchase up to 218,579,234 shares of common stock to the First November 2021 Investor which increased the total relative fair value of all warrants in total by $34,630 recorded as debt discount which is being amortized over the life of the First November 2021 Notes (see Note 6 and 9).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

On March 14, 2022, Matthew M. Schwartz who was elected as a member of the board of directors on April 1, 2022 (see Note 1), advanced the Company $100,000 to fund its working capital (see Note 6 and Note 11).

During the six months ended March 31, 2022, the Company advanced a total of $13,883 to a related party, which is an affiliate entity. As of March 31, 2022 and September 30, 2021, the Company had related party receivable balances of $35,594 and $21,711, respectively, reflected in the accompanying unaudited balance sheets as other receivable.

As of March 31, 2022 and September 30, 2021, the Company owed several executives and directors for expense reimbursements and consulting fees in the aggregate amount of $4,000 and $3,714, respectively, which is reflected on the accompanying unaudited balance sheet as accounts payable – related party.

At March 31, 2022 and September 30, 2021, net amount due to related parties consisted of the following:

	March 31, 2022	September 30, 2021
	(Unaudited)
Convertible notes principal – related party	$2,000,000	$1,000,000
Discount on convertible notes - related party	(1,795,569)	(935,019)
Note payable principal – related party	200,000	100,000
Consulting fee – related party	—	18,000
Accounts payable – related party	4,000	3,714
Other receivable - related party	(35,594)	(21,711)
Total	$372,837	$164,984

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

As of March 31, 2022, the Company did not have sufficient authorized and unissued shares of common stock to cover the conversion of its outstanding convertible debt, conversion of its outstanding preferred shares and exercise of both currently exercisable and currently unexercisable (due to a prohibition on exercise pending an increase in authorized) warrants. However, as of the date of this report, the Board and the Company’s majority shareholder have approved an increase in the authorized common stock of the Company and the Company has filed with the SEC an information statement on Schedule 14C that should permit the Company from effectuating the increase in authorized within 45 days from the filing date (see Note 11).

Series A Preferred Stock

As of March 31, 2022 and September 30, 2021, there were 667 shares of the Company’s Series A Preferred Stock issued and outstanding held by a former member of the Board of Directors.

Series C-1 Preferred Stock

During the three months ended March 31, 2022, various holders of the Series C-1 Preferred Stock converted an aggregate of 1090.269 shares of Series C-1 Preferred Stock into 163,637,529 shares of the Company’s common stock (see below – Common Stock Issued Upon Conversion of Series C-1 Preferred Stock).

As of March 31, 2022 and September 30, 2021, the Company had 1,876 and 2,966 shares of Series C-1 Preferred Stock, respectively, issued and outstanding.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Series C-2 Preferred Stock

During the three months ended March 31, 2022, a holder of the Series C-2 Preferred Stock converted 1,880 shares of Series C-1 Preferred Stock into 280,475,491 shares of the Company’s common stock (see below – Common Stock Issued Upon Conversion of Series C-2 Preferred Stock).

As of March 31, 2022 and September 30, 2021, the Company had 3,037 and 4,917 shares of Series C-2 Preferred Stock, respectively, issued and outstanding.

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

During the year ended September 30, 2021, the issuance of Series F Preferred Stock triggered the price protection clause in the Series E Preferred Stock. Thus, the conversion price of the Series E Preferred Stock was reduced from $0.00375 to $0.00313 on that date.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

During the three and six months ended March 31, 2022, the Company recorded dividends related to the Series E Preferred Stock in the amount of $39,452 and $79,781, respectively. During the three and six months ended March 31, 2021, the Company recorded dividends related to the Series E Preferred Stock in the amount of $39,452 and $79,671, respectively.

As of March 31, 2022 and September 30, 2021, dividend payable balances were $13,589 and $13,151, respectively, reflected in the accompanying unaudited balance sheet in accrued liabilities instead of temporary equity.

As of March 31, 2022 and September 30, 2021, the Company had 1,000 shares of Series E Preferred Stock issued and outstanding classified as temporary equity in the accompanying unaudited balance sheets.

Series F Preferred Stock

On July 30, 2021, the Company filed a certificate of designation, preferences and rights of Series F Preferred Stock (the “Series F Certificate of Designation”), with the Nevada Secretary of State to designate 1,000 shares of its previously authorized preferred stock as Series F Preferred Stock, par value $0.0001 per share and a stated value of $2,000 per share. The Series F Certificate of Designation and its filing was approved by the Company’s Board of Directors without stockholder approval as provided for in the Company’s articles of incorporation and under Nevada law. The holders of shares of Series F Preferred Stock have the following preferences and rights:

●	From the Initial Issuance Date, cumulative dividends on each share of Series F shall accrue, on a monthly basis in arrears (with any partial month being made on a pro-rata basis), at the rate of 8% per annum on the stated value, plus any additional amount thereon. Dividends shall be paid within 15 days after the end of each month (“Dividend Payment Date”), at the option of the Holder in cash or through the issuance of shares of common stock. In the event that the Holder elects to receive its dividends in shares of common stock the number of shares of common stock to be issued to each applicable Holder shall be determined by dividing the total dividend payable to such Holder by the average closing price of the common stock during the five trading days on the principal market prior to the dividend payment date.

●	Holders of shares of Series F Preferred Stock are entitled to dividends or distributions on each share on an “as converted” into common stock basis, if, as and when declared from time to time by the Board of Directors.

●	Each share of Series F Preferred Stock is convertible into shares of common stock any time after the initial issuance date at the conversion price which is the lesser of: (i) $0.00313 or (ii) 75% of the average closing price of the common stock during the prior five trading days on the principal market, subject to adjustment as provided in the Series F Certificate of Designation including a price protection provision for offerings below the conversion price. Provided, however, the conversion price shall never be less than $0.0016. The number of shares of common stock issuable upon conversion shall be determined by multiplying the number of outstanding shares by the stated value per share of $2,000 plus additional amount by the conversion price.

●	In connection with, (i) a Change of Control of the Corporation or (ii) on the closing of, a Qualified Public Offering by the Corporation, all of the outstanding shares of Series F Preferred Stock (including any fraction of a share) shall automatically convert along with the additional amount into an aggregate number of shares of common stock (including any fraction of a share) as is determined by dividing the number of shares of Series F Preferred Stock (including any fraction of a share) by the automatic conversion price then in effect. If a closing of a Change of Control transaction or a Qualified Public Offering occurs, such automatic conversion of all of the outstanding shares of Series F Preferred Stock shall be deemed to have been converted into shares of common stock immediately prior to the closing of such transaction or Qualified Public Offering.

●	In the event the Company issues or sells any securities including options or convertible securities, except for any Exempt Issuance (as defined in the Series F Certificate of Designation), at a price, an exercise price or conversion price of less than the conversion price, then upon such issuance or sale, the Series F Preferred Stock conversion price shall be reduced to the sale price, or the exercise price or conversion price of the securities sold.

●	Series F Preferred Stock shall rank pari passu with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Corporation with the Series C-1 Preferred Stock of the Corporation, the Series C-2 Preferred Stock of the Corporation, and the Series E Preferred Stock of the Corporation (the “Parity Stock”), and all other shares of capital stock of the Corporation shall be junior in rank to all Series F shares with respect to the preferences as to dividends (except for the common stock, which shall be pari passu as provided in the Series F Certificate of Designation), distributions and payments upon the liquidation, dissolution and winding up of the Corporation (such junior stock is referred to herein collectively as “Junior Stock”). The rights of all such Junior Stock shall be subject to the rights, powers, preferences and privileges of the Series F Preferred Stock. Without limiting any other provision of the Series F Certificate of Designation, without the prior express consent of the Required Holder, the Corporation shall not hereafter authorize or issue any additional or other shares of capital stock that is (i) of senior rank to the Series F Preferred Stock in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Corporation (collectively, the “Senior Preferred Stock”), or (ii) Parity Stock. Except as provided for herein, in the event of the merger or consolidation of the Corporation into another corporation, the Series F Preferred Stock shall maintain their relative rights, powers, designations, privileges and preferences provided for herein for a period of at least two years following such merger or consolidation and no such merger or consolidation shall cause result inconsistent therewith.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

During the three and six months ended March 31, 2022, the Company recorded dividends related to the Series F Preferred Stock in the amount of $19,727 and $39,891, respectively. During the three and six months ended March 31, 2021, there were no recorded dividends related to the Series F Preferred Stock.

As of March 31, 2022 and September 30, 2021, dividend payable balances were $6,795 and $6,728, respectively, which was reflected in the accompanying unaudited balance sheet in accrued liabilities instead of temporary equity.

As of March 31, 2022 and September 30, 2021, the Company had 500 shares of Series F Preferred Stock issued and outstanding classified as temporary equity in the accompanying unaudited balance sheets.

Common Stock

Common Stock Issued Upon Conversion of Series C-1 Preferred Stock

●	During the three months ended March 31, 2022, the Company issued an aggregate of 163,637,529 shares of the Company’s common stock to various investors upon their conversion of an aggregate of 1,090 shares of the Series C-1 Preferred Stock.

Common Stock Issued Upon Conversion of Series C-2 Preferred Stock

●	During the three months ended March 31, 2022, the Company issued an aggregate of 280,575,491 shares of the Company’s common stock to an investor upon conversion of 1,880 shares of the Series C-2 Preferred Stock.

Common Stock Issued Upon Accounts Payable Settlements

●

During the three months ended March 31, 2022, the Company issued an aggregate of 26,913,738 shares of the Company’s common stock to two consultants upon the close of their respective settlement agreements, dated October 18, 2021, to settle accounts payable balance in aggregate amount of $84,240 or $0.00313 per share, valued with the share price of common stock sold in private placements during the same period (see Note 10).

Common Stock Issued for Subscription Payable

●	During the three months ended March 31, 2022, the Company issued an aggregate of 431,309,907 shares of the Company’s common stock to various investors in connection with the subscription payable aggregate amount of $1,350,000. The subscription payable resulted from Subscription Agreements entered into by the Company with several accredited investors, during the year ended September 30, 2021, to sell, in a private placement, an aggregate of 431,309,907 shares of its common stock, at a purchase price of $1,350,000 or $0.00313 per share (see Note 10).

As of March 31, 2022, the Company had 6,026,499,919 shares of common stock outstanding of which 47,923,323 have not yet been issued.

Stock Options

Effective February 18, 2011, the Company’s Board of Directors adopted and approved the 2011 stock option plan. A total of 57 options to acquire shares of the Company’s common stock were authorized under the 2011 stock option plan. No options were granted under the 2011 stock option plan and the plan has expired as of March 31, 2022.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

On April 28, 2020, the Board approved the 2020 Equity Incentive Plan (“2020 Plan”), as amended on May 29, 2020. The 2020 Plan shall be effective upon approval by the Stockholders which shall be within twelve (12) months after the approval of the Board. No Incentive Stock Option shall be exercised unless and until the 2020 Plan has been approved by the Stockholders. Upon the effective date of the 2020 Plan and the effectiveness of the authorized share increase, which occurred on September 24, 2020, 3,043,638,781 shares of the Company’s common stock were reserved for issuance under the Plan (the “Reserved Share Amount”), subject to the adjustments described in the 2020 Plan, and such Reserved Share Amount, when issued in accordance with the 2020 Plan, shall be validly issued, fully paid, and non-assessable. Pursuant to the 2020 Plan, the option price of each incentive stock option (except those that constitute substitute awards under the 2020 Plan) shall be at least the fair market value of a share of common stock on the respective grant date; provided, however, that in the event that a grantee is a ten-percent stockholder as of the grant date, the option price of an incentive stock option shall be not less than 110% of the fair market value of a share on the grant date. On October 29, 2021, the Board reduced the Reserved Share Amount from 3,043,638,781 shares of common stock to 1,915,000,000 shares of common stock. As of March 31, 2022, the 2020 Plan has not yet been approved by the stockholders and the Company had no options issued and outstanding. Subsequent to March 31, 2022, the 2020 Plan was terminated and any shares reserved thereunder are no longer subject to reservation (see Note 11).

Warrants

On November 1, 2021, the Company issued the First November 2021 Warrants to purchase an aggregate of 54,644,811 shares of common stock. The First November 2021 Warrants are exercisable at any time at a price equal to $0.00366 per share until November 1, 2026. The First November 2021 Warrants were valued at $990,048 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the First November 2021 Notes (see Note 6 and Note 8).

On November 1, 2021, the Company issued the Second November 2021 Warrants to purchase an aggregate of 27,322,406 shares of common stock. The Second November 2021 Warrants are exercisable at any time at a price equal to $0.00366 per share until November 1, 2026. The Second November 2021 Warrants were valued at $495,560 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the Second November 2021 Notes (see Note 6).

On November 1, 2021, the Company issued the Third November 2021 Warrants to purchase an aggregate of 27,322,406 shares of common stock. The Third November 2021 Warrants are exercisable at any time at a price equal to $0.00366 per share until November 1, 2026. The Third November 2021 Warrants were valued at $495,560 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the Third November 2021 Notes (see Note 6).

On January 26, 2022, the Company, upon the approval of the First November 2021 Investor, amended the First November 2021 SPA whereby the Company issued an additional cashlessly-exercisable warrant to purchase 218,579,234 shares of common stock. As a result, the total relative fair value of all warrants in total increased by $34,630, recorded as debt discount, which is being amortized over the life of the First November 2021 Notes (see Note 6). This warrant is exercisable at a price equal to $0.00366 per share until November 1, 2026.

On January 26, 2022, the Company, upon the approval of the Second November 2021 Investor, amended the Second November 2021 SPA whereby the Company issued an additional cashlessly-exercisable warrant to purchase 109,289,616 shares of common stock. As a result, the total relative fair value of all warrants in total increased by $22,429, recorded as debt discount, which is being amortized over the life of the Second November 2021 Notes (see Note 6). This warrant is exercisable at a price equal to $0.00366 per share until November 1, 2026.

On January 26, 2022, the Company, upon the approval of the Third November 2021 Investor, amended the Third November 2021 SPA whereby the Company issued an additional cashlessly-exercisable warrant to purchase 109,289,616 shares of common stock. As a result, the total relative fair value of all warrants in total increased by $22,429, recorded as debt discount, which is being amortized over the life of the Third November 2021 Notes (see Note 6). This warrant is exercisable at a price equal to $0.00366 per share until November 1, 2026.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

On January 27, 2022, the Company issued the First January 2022 Warrants to purchase an aggregate of 136,612,022 shares of common stock. The First January 2022 Warrants are exercisable at any time at a price equal to $0.00366 per share until November 1, 2026. The First January 2022 Warrants were valued at $472,403 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the First January 2022 Note (see Note 6).

On January 31, 2022, the Company issued the Second January 2022 Warrants to purchase an aggregate of 136,612,022 shares of common stock. The Second January 2022 Warrants are exercisable at any time at a price equal to $0.00366 per share until November 1, 2026. The Second January 2022 Warrants were valued at $469,810 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the Second January 2022 Note (see Note 6).

On January 31, 2022, the Company issued to two consultants and aggregate of 16,393,443 warrants as a placement fee in connection with the First January 2022 Note and Second January 2022 Note (collectively as “January 2022 Notes”) (see Note 6). These warrants are exercisable at a price equal to $0.00366 per share until November 1, 2024. These warrants were valued at $54,595 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the January 2022 Note.

As of March 31, 2022, the Company had 1,820,535,692 warrants issued and outstanding.

Warrant activities for the six months ended March 31, 2022 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (Years)	Value
Balance Outstanding at September 30, 2021	984,470,116	$0.00230	3.50	$—
Issued in connection with a convertible debt (see Note 6)	273,224,045	$0.00366	4.60	$0.21
Issued in connection with a convertible debt – related party (see Note 6 and Note 8)	562,841,531	0.00366	4.59	$0.21
Balance Outstanding at March 31, 2022	1,820,535,692	$0.00295	3.74	$0.21
Exercisable at March 31, 2022	1,620,535,692	$0.00300	3.77	$0.20

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Michael Ruxin, M.D.

On June 5, 2020, the Company and Dr. Michael Ruxin. Entered into an employment agreement (the “Ruxin Employment Agreement”) for Dr. Ruxin to serve as the Company’s Chief Executive Officer, President and a director.

The Ruxin Employment Agreement provides that Dr. Ruxin will be employed for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Dr. Ruxin will be entitled to receive an annual base salary of $300,000 and will be eligible for an annual discretionary bonus of 150% of such base salary. In the Ruxin Employment Agreement, Dr. Ruxin is entitled to, subject to the approval of the Board or a committee thereof, and under the 2020 Plan (i) a one-time grant of 49,047,059 Restricted Stock Units (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of common stock, both of which will be subject to the terms and conditions of the applicable award agreements when executed. Dr. Ruxin is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As of March 31, 2022, the RSUs and options have not yet been granted or issued since the Board has not yet approved the grants and the 2020 Plan has not been approved by the stockholders. Further, the Board and Dr. Ruxin have not yet agreed on the terms of the options. For the period of May 2021 through November 2021, Dr. Ruxin deferred 50% of his salary. As of March 31, 2022 and September 30, 2021, the Company had accrued payroll related to Dr. Ruxin’s salary deferment of $87,500 and $62,500, respectively.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Jeffrey Busch

On June 5, 2020, the Company and Jeffrey Busch entered into an employment agreement (the “Busch Employment Agreement”) for Mr. Busch to serve as the Company’s Chairman of the Board of Directors.

The Busch Employment Agreement provides that Mr. Busch will be employed for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Mr. Busch will be entitled to receive an annual base salary of $60,000 and will be eligible for an annual discretionary bonus. In the Busch Employment Agreement, Mr. Busch is entitled to, subject to the approval of the Board or committee thereof, and under the 2020 Plan (i) a one-time grant of 49,047,059 Restricted Stock (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of common stock, both of which will be subject to the terms and conditions of the applicable award agreements when executed. Mr. Busch is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As of March 31, 2022, the RSUs and options have not yet been granted or issued since the Board has not yet approved the grants and the 2020 Plan has not been approved by the stockholders. Further, the Board and Mr. Busch have not yet agreed on the terms of the options. As of March 31, 2022 and September 30, 2021, the Company had accrued director compensation of $162,500 and $132,500, respectively.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Thomas E. Chilcott, III

On September 24, 2020, the Company appointed Thomas E. Chilcott, III, to serve as the Chief Financial Officer. The Company entered into an offer letter with Mr. Chilcott which provides that his base salary will be $225,000 per year. Mr. Chilcott is entitled to participate in all medical and other benefits that the Company has established for its employees. The offer letter also provides that Mr. Chilcott will be granted an option to purchase up to 94,545,096 shares of the Company’s common stock subject to terms including exercise price to be set by the Board of Directors of the Company. As of March 31, 2022, no bonus was due and no options have been granted to Mr. Chilcott.

On December 31, 2021, the Company’s Board approved an increase in the base salary of Thomas E. Chilcott, III, the Company’s Chief Financial Officer, from $225,000 to $300,000 per year. The increase was effective January 1, 2022. The Board also approved two new bonuses for which Mr. Chilcott will be eligible: (i) a $37,500 bonus payable upon the Company’s completion of a capital raise of at least $1,000,000; and (ii) a $37,500 bonus payable upon the Company’s completion of a capital raise of at least $2,000,000 in the aggregate. During the three months ended March 31, 2022, the first tranche of bonus of $37,500 was paid. As of March 31, 2022, the second tranche of bonus of $37,500 of bonus was due to Mr. Chilcott.

Consulting Agreements

On July 5, 2020, the Company and a consultant entered into a Scientific Advisory Board Service Agreement (“Scientific Advisory Agreement”) which provides for; (i) $2,000 monthly compensation; (ii) 88,786,943 stock options under the 2020 Plan and; (iii) $1,500 per day for any special project requiring more than six hours of advisory service in a single day performed upon a written request from the Company. Either party may terminate the Scientific Advisory Agreement at any time upon ten days written notice to the other party unless either party neglects or fails to perform its obligations under the Scientific Advisory Agreement then the termination notice shall be effective upon receipt of the same. As of March 31, 2022, the Company and the consultants have not agreed on the terms of the 88,786,943 stock options and therefore these stock options are not considered granted by the Company. Further, as of March 31, 2022, the 2020 Plan has not yet been approved by the stockholders.

On July 5, 2020, the Company and a consultant entered into a Pathology Advisory Board Service Agreement (the “Pathology Advisory Agreement”) which provides for; (i) $272 monthly compensation; (ii) 77,972,192 stock options under the 2020 Plan and; (iii) $1,500 per day for any special project requiring more than six hours of advisory service in a single day performed upon a written request from the Company. Either party may terminate the Pathology Advisory Agreement at any time upon ten days written notice to the other party unless either party neglects or fails to perform its obligations under the Pathology Advisory Agreement then the termination notice shall be effective upon receipt of the same. As of March 31, 2022, the Company and the consultants have not agreed on the terms of the 77,972,192 stock options and therefore these stock options are not considered granted by the Company. Further, as of March 31, 2022, the 2020 Plan has not yet been approved by the stockholders.

Effective January 1, 2021, the Company entered into a consulting agreement with Mr. Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor. The agreement was effective for a period of twelve months, commencing on January 1, 2021 and shall renew on a month-to month basis, subject to the right of the Company and Mr. Kucharchuk to terminate the agreement pursuant to the agreement. Pursuant to the agreement, Mr. Kucharchuk shall be paid $2,000 per month. As of March 31, 2022 and September 30, 2021, the Company recorded accrued consulting fees in the amount of $0 and $18,000, respectively, reflected under accrued liabilities – related party in the accompanying unaudited balance sheets (see Note 8).

License Agreements

GMU License Agreement

In September 2006, the Company entered into an exclusive license agreement with George Mason Intellectual Properties (“GMU License Agreement”), a non-profit corporation formed for the benefit of George Mason University (“GMU”) which: (1) grants an exclusive worldwide license, with the right to grant sublicenses, under the licensed inventions to make, have made, import, use, market, offer for sale and sell products designed, manufactured, used and/or marketed for all fields and for all uses, subject to the exclusions as defined in the GMU License Agreement; (2) grants an exclusive option to license past, existing, or future inventions in the Company’s field, from inventors that are obligated to assign to GMU and who have signed a memorandum of understanding acknowledging that developed intellectual property will be offered, subject to the exclusions as defined in the GMU License Agreement; (3) the license and option granted specifically excludes biomarkers for lung, ovarian, and breast cancers in a diagnostic field of use and GMU inventions developed using materials obtained from third parties under agreements granting rights to inventions made using said materials and; (4) grants right to assign or otherwise transfer the license so long as such assignment or transfer is accompanied by a change of control transaction and GMU is given 14 days prior notice. In addition, the Company is required to make an annual payment of $50,000 to GMU as well as pay GMU a quarterly royalty equal to the net revenue multiplied by one and one-half percent (1.5%), due on a quarterly basis or a quarterly sublicense royalty equal to the net revenue multiplied by fifteen percent (15%). Further, the Company has the right of first refusal for all technology associated with RPPA technology from GMU. As of March 31, 2022 and September 30, 2021, the Company has accrued royalty fees of $1,739 and $1,591, respectively, reflected in the accompanying unaudited balance sheet in accrued liabilities.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

NIH License Agreement

In March 2018, the Company entered into two license agreements (“NIH License Agreements”) with the National Institutes of Health (“NIH”) which grants the Company an exclusive and a nonexclusive United States license for certain patents. Pursuant to the NIH License Agreements, the Company is required to make an annual payment of $1,000 to the NIH as well as pay the NIH a royalty equal to the net sales multiplied by three percent (3.0%) every June 30th and December 31st. Commencing on January 1st of the year following the year of the first commercial sale, the Company is subject to a non-refundable minimum annual royalty of $5,000. In addition, a sublicense royalty equal to the net revenue multiplied by ten percent (10%) will be payable upon sublicensing. As of March 31, 2022 and September 30, 2021, the Company has accrued royalty fees of $27,330 and $24,830, respectively, reflected in the accompanying unaudited balance sheet in accrued liabilities.

Employee Stock Options

In June 2020, in connection with the Asset Sale Transaction (see Note 1), the Company planned to issue approximately 1.8 billion stock options to employees, which includes the options in the employment agreements discussed above. As of March 31, 2022, these stock options had not yet been granted by the Company.

Lease

In December 2019, the Company entered into a lease agreement for its corporate and laboratory facility in Golden, Colorado. The lease is for a period of 61 months, with an option to extend, commencing in February 2020 and expiring in February 2025 (see Note 7).

On June 10, 2021, the Company entered into an amendment to its existing Warehouse Lease (“Lease Amendment”), effective October 3, 2021, for its laboratory facility in Golden, CO (see Note 7). The Lease Amendment provided for: (i) an extension to the term of the original lease to five years following the completion of the Company’s improvements to the Expansion Premises (defined below); (ii) an expansion of the premises to include the premises located at Unit 404, Building F, 15000 West 6th Avenue, Golden, Colorado 80401, consisting of approximately 4,734 rentable square feet (the “Expansion Premises”); (iii) an annual base rent modification; (iv) an increase to the security deposit; (v) tenant improvement allowance; (vi) additional parking and; (vii) two renewal options, each for five year terms, for a total of ten years.

Pursuant to the Lease Amendment, the Company must pay a total annual base rent of; (1) $115,823 for year one; (2) $119,310 for year two; (3) $122,893 for year three; (4) $126,580 for year four; (5) $130,377 for year five; (6) $135,163 for year six; (7) $139,218 for year seven; (8) $143,394 for year eight; (9) $147,696 for year nine; (10) $152,127 for year ten; (11) $156,331 for year eleven; (12) $161,391 for year twelve; (13) $166,233 for year thirteen; (14) $171,220 for year fourteen and; (15) $176,357 for year fifteen.

Subscriptions Payable

During the year ended September 30, 2021, the Company, entered into Subscription Agreements with several accredited investors to sell, in a private placement, an aggregate of 431,309,907 shares of its common stock, par value $0.0001 per share, at a purchase price of $0.00313 per share for an aggregate purchase price of $1,350,000. These shares of common stock were sold by the Company in reliance upon an exemption from the registration requirements of the Act afforded by Section 4(a)(2) of the Act and/or Rule 506 of Regulation D thereunder. The private placements were made directly by the Company and no underwriter or placement agent was engaged by the Company. The Company did not engage in general solicitation or advertising and did not offer securities to the public in connection with this offering. As of September 30, 2021, these shares of common stock have not yet been issued as the Company is unable to issue shares of common stock until FINRA approves the Company’s name change to Theralink Technologies, Inc. and the related ticker symbol change. Accordingly, the $1,350,000 is reflected in the accompanying unaudited consolidated balance sheet as subscription payable. On February 25, 2022, FINRA recognized the Company’s name change to Theralink Technologies, Inc. and the related ticker symbol changed from “OBMP” to “THER” (see Note 1). During the three months ended March 31, 2022, the Company issued 431,309,907 shares of its common stock to the investors (see Note 9). Accordingly, there was no subscription payable balance as of March 31, 2022.

Settlement of Accounts Payable

On October 18, 2021, the Company entered into separate agreements with two consultants (collectively as “Parties”), to settle $42,120 in accounts payable balances for each consultant for an aggregate amount of $84,240 and convertible into 26,913,738 shares of common stock. On February 25, 2022, FINRA recognized the Company’s name change to Theralink Technologies, Inc. and the related ticker symbol changed from “OBMP” to “THER” (see Note 1) which resulted in the closing of these settlement agreement. During the three months ended March 31, 2022, the Company issued 26,913,738 shares of its common stock to these two consultants (see Note 9) to settle accounts payable balances in aggregate amount of $84,240 in (see Note 9).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Other Contingencies

Pursuant to ASC 450-20 – Loss Contingencies, liabilities for contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of March 31, 2022 and September 30, 2021, the Company has recorded a contingent liability of $74,840 and $71,240, respectively, resulting from certain liabilities of Avant prior to the asset sale and recapitalization transaction (see Note 1). The contingent liabilities consisted of two notes payables with a total outstanding principal balance of $40,000 as of March 31, 2022 and September 30, 2021 and accrued interest payable of $34,840 and $31,240 as of March 31, 2022 and September 30, 2021, respectively.

Legal Action

In August 2017, numerous purported plaintiffs brought an action against Avant Diagnostics and their previous executive team in the District Court of Harris County Texas. The action alleges the plaintiffs were engaged by Avant to perform services prior to 2018, which they were not compensated for, and were issued certain restricted shares of Avant as payment of those services and Avant did not remove the restrictive legend from said shares. The plaintiffs are seeking $1,000,000 in monetary relief. On July 1, 2021, the Company and Dr. Ruxin were added as defendants in the lawsuit. On March 7, 2022, the Court granted the Company and Dr. Ruxin’s Motion to Dismiss for lack of personal jurisdiction. The remaining claims against Avant Diagnostics and the previous executive team are still pending.

On December 10, 2021, YPH LLC filed a complaint against the Company in the District Court for the Southern District of New York alleging that Theralink breached its Certificate of Designation for Series C-1 Convertible Preferred Stock by failing to honor a conversion notice submitted to it by YPH. Based on these and other allegations, Plaintiff asserted a breach of contract claim claiming that it has damages in excess of $100 million. The case continues to be in the pleadings stage with Theralink filing its last response on March 30, 2022. The Company believes these claims are without merit and intends to defend plaintiffs’ lawsuits vigorously. The Company currently believes the likelihood of a loss contingency related to these matters is remote and, therefore, no provision for a loss contingency is required.

NOTE 11 – SUBSEQUENT EVENTS

Authorized Shares

As of March 31, 2022, the Company did not have sufficient authorized and unissued shares of common stock to cover the conversion of its outstanding convertible debt, conversion of its outstanding preferred shares and exercise of both its currently exercisable and currently unexercisable (due to a prohibition on exercise pending an increase in authorized) warrants. However, as of the date of this report, the Board and the Company’s majority shareholder have approved an increase in the authorized common stock of the Company and the Company has filed with the SEC an information statement on Schedule 14C that should permit the Company from effectuating the increase in authorized within 45 days from the filing date (see Note 9).

Conversion of Series C-1 Preferred Stock

On May 9, 2022, the Company issued 125,000,000 shares of common stock upon conversion of 832.6430 shares of Series C-1 Preferred stock by a shareholder.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Convertible Debt

On April 5, 2022, the Company entered into a Securities Purchase Agreement with a related party, Matthew Schwartz, who is a member of the board of directors (the “Investor”), to purchase a convertible note and accompanying warrant for an aggregate investment amount of $100,000. The cash was received as an advance in March 2022. The Note had a principal balance of $100,000 (“Note”) and the Company shall issue warrants to purchase shares of common stock in an amount equal to 20% of the number of the total shares of common stock issuable upon the conversion of the Note (“Warrants”). The Note bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Note)) and matures on April 1, 2027. The Warrants are exercisable at any time and expire on April 5, 2027. The Warrants shall be valued using the relative fair value method and shall be recorded as debt discount to be amortized over the life of the Note. The Note and Warrant are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment as provided in the Note and Warrant). The Company may prepay the Note at any time at an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the Sixth Investor, the Note can be converted in whole or in part at any time and from time to time after the Company files an amendment to its Articles of Incorporation to increase its authorized shares to 100,000,000,000 shares. Further, upon maturity the Company may pay the outstanding balance of the Note in cash or convert them into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the Note), the Conversion Amount shall automatically be converted into fully-paid and non-assessable shares of common stock. The Company received net proceeds of $100,000 from this note on March 24, 2022 (see Note 6) however the agreements finalizing the terms of the Note was not finalized until April 5, 2022. In addition, the Warrants have not yet been issued as of the date of this report.

During April 2022, the Company entered into a Securities Purchase Agreement with various investors (“Investors”), to purchase convertible notes for an aggregate investment amount of $425,000 (“Notes”), with the Company receiving $425,000 of proceeds, and accompanying warrants to purchase shares of common stock in an amount equal to 20% of the number of the total shares of common stock issuable upon the conversion of the Notes (“Warrants”). The Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Notes)) and matures on April 1, 2027. The Warrants are exercisable at any time and expire on April 5, 2027. The Warrants shall be valued using the relative fair value method and shall be recorded as debt discount to be amortized over the life of the Notes. The Notes and Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment as provided in the Notes and Warrants). The Company may prepay the Notes at any time at an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the Investors, the Notes can be converted in whole or in part at any time and from time to time after the Company files an amendment to its Articles of Incorporation to increase its authorized shares to 100,000,000,000 shares. Further, upon maturity the Company may pay the outstanding balance of the Notes in cash or convert them into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the Notes), the Conversion Amount shall automatically be converted into fully-paid and non-assessable shares of common stock. The Warrants have not yet been issued as of the date of this report.

Subsequent to March 31, 2022, the Company received $250,000 of proceeds from a related party in connection with a convertible note which have not yet been finalized as of the date of this report.

Equity Incentive Plan

On April 18, 2022, the Company’s Board of Directors terminated the 2020 Plan and any shares reserved thereunder are no longer subject to reservation (see Note 9).

On April 18, 2022, the Company’s Board of Directors (“Board”) and the shareholders approved the 2022 Equity Incentive Plan (“2022 Plan”) at which time the plan became effective. Upon the effective date of the 2022 Plan, 1,915,000,000 shares of the Company’s common stock were reserved for issuance under the 2022 Plan (“Reserved Share Amount”), subject to the adjustments described in the 2022 Plan, and such Reserved Share Amount, when issued in accordance with the 2022 Plan, shall be validly issued, fully paid, and non-assessable. Pursuant to the 2022 Plan, the option price of each incentive stock option (except those that constitute substitute awards) shall be at least the fair market value of a share on the grant date; provided, however, that in the event that a grantee is a ten percent stockholder as of the grant date, the option price of an incentive stock option shall be not less than 110% of the fair market value of a share on the grant date, in no case shall the option price of any option be less than the par value of a share.

Amendment of Note Payable – Related Party

On May 5, 2022, the Company and Jeffrey Busch (“Lender”) who serves as the Company’s Executive Chair and a related party (collectively as “Parties”) entered into an agreement to amend the April 26, 2021 note with principal amount of $100,000 (“Original Note”) (see Note 6) and convert it into a convertible note and increase the principal amount to $350,000 (“New Note”) with the Company receiving additional $250,000 of proceeds from the Lender. The New Note bears an annual interest rate of 1% (which shall increase to 2% in an event of a default) and matures on May 5, 2024. The New Note may not be prepaid and may not be converted into shares of common stock until after the Company files an amendment to its certificate of incorporation to increase its authorized common stock to 100,000,000,000. Upon a public offering, the Lender may convert the outstanding principal amount plus any unpaid interest (the “Conversion Amount”) of the New Note into shares of common stock equal to the quotient obtained by dividing the Conversion Amount by the share price for which the common stock were sold in the public offering. The amendment will be treated as a debt extinguishment for accounting purposes.

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

Special Note Regarding COVID-19

In December 2019, a novel strain of coronavirus known as COVID-19 was reported to have surfaced in China, and by March 2020 the spread of the virus had resulted in a world-wide pandemic. The U.S. economy was largely shut down by mass quarantines and government mandated stay-at-home orders (the “Orders”) to halt the spread of the virus. These Orders have required some of our employees to work from home when possible, and other employees were prevented from performing their job duties until the Orders were relaxed or lifted. The COVID-19 pandemic has required alternative selling approaches such as through social media. We may be unable to avoid future reductions in net revenue using these alternative selling approaches that avoid direct contact with our customers. The worldwide response to the pandemic has resulted in a significant downturn in economic activity and there is no assurance that government stimulus programs will successfully restore the economy to the levels that existed before the pandemic. If an economic recession or depression is sustained, it could have a material adverse effect on our business as demand for our technology could decrease.

While some of these Orders were relaxed or lifted in different jurisdictions at various times during the six months ended March 31, 2022, the overall impact of COVID-19 continues to have an adverse impact on business activities around the world. There is no assurance that Orders that were previously relaxed or lifted will not be reinstated as the spread of COVID-19 continues. For example, many jurisdictions have recently reinstated masking orders after test results have showed a resurgence of the pandemic. If COVID-19 infection trends continue to reverse and the pandemic intensifies and expands geographically, its negative impacts on our sales could be more prolonged and may become more severe. The long-term financial impact on our business cannot be reasonably estimated at this time.

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

Our plan of operation over the next 12 months is to:

●	Establish laboratory Standard Operating Procedures (SOP’s) to comply with New York, Washington, D.C., and Maryland CLIA, and the College of American Pathologists (“CAP”) standards;

●	Hire an Assistant Laboratory Director and additional lab techs and sales consultants;

●	Choose members to sit on our Medical and Scientific Advisory Boards;

●	Continue to validate additional Theralink cancer biomarker technology for GYN, head and neck, lung, GI, pancreatic, prostate and liver cancer under CAP/CLIA standards to provide personalized medicine treatment options for biopharmaceutical companies, clinical oncologists and their cancer patients;

●	Continue to partner with pharmaceutical companies to perform oncology-related data-generating testing services which generate additional revenues;

●	Continue to seek financing to grow the Company and

●	Receive a reimbursement amount for our PLA code from Medicare. This will allow the Company to start billing the Medicare and insurance companies for patient care in early 2023.

Appointment of New Directors

On April 1, 2022, the Board of Directors (“Board”) of the Company, voted to appoint Danica Holley and Matthew M. Schwartz, M.D. to serve as members of the Board, effective April 4, 2022. Ms. Holley and Dr. Schwartz will serve as members of the Board until the next annual meeting of shareholders of the Company or until his or her resignation or removal and otherwise until his or her successor is elected. The Board determined that Ms. Holley and Dr. Schwartz each meet the independence standards of the NASDAQ Stock Market Rules and the applicable rules of the SEC.

Results of Operations

Comparison for Three and Six Months Ended March 31 2022 and 2021

Revenue

●	For the three months ended March 31, 2022 and 2021, total revenue was $19,500 and $126,314, respectively, a decrease of $106,814 or 85%. The decrease was primarily attributable to a decrease in research and development contracts from pharmaceutical companies during the three months ended March 31, 2022.

●	For the six months ended March 31, 2022 and 2021, total revenue was $98,475 and $136,104, respectively, a decrease of 37,269 or 28%. The decrease was primarily attributable to decrease in research and development contracts from pharmaceutical companies during the six months ended March 31, 2022.

Costs of Revenues

●	For the three months ended March 31, 2022 and 2021, cost of revenue was $17,180 and $28,442, respectively, a decrease of $11,262 or 40%. The decrease was primarily attributable to the decrease in revenue discussed above.

●	For the six months ended March 31, 2022 and 2021, cost of revenue was $60,745 and $30,045, respectively, an increase of $30,700 or 102%. The increase in current cost of revenue as a percentage of revenue was greater during the 2022 period because the Company was required to purchase expensive third-party samples for certain pharmaceutical contracts. This increased cost significantly decreased the gross margins for the 2022 period.

Gross Margin

●	For the three months ended March 31, 2022 and 2021, gross margin was $2,320 and $97,872, respectively, a decrease of $95,552 or 98%. The decrease was primarily attributable to the decrease in revenue and cost of revenue discussed above.

●	For the six months ended March 31, 2022 and 2021, gross margin was $37,730 and $106,059, respectively, a decrease of $68,329 or 64%. The decrease was primarily attributable to the decrease in revenue and increase in cost of revenue discussed above.

Operating Expenses

For the three months ended March 31, 2022 and 2021, total operating expense amounted to $1,562,613 and $1,454,429, an increase of $108,184, or 7%. For the six months ended March 31, 2022 and 2021, total operating expense amounted to $2,980,039 and $3,075,169, a decrease of $95,130, or 3%.

For the three and six months ended March 31, 2022 and 2021, operating expenses consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Professional fees	$297,753	$213,965	$515,576	$411,219
Compensation expense	702,633	532,104	1,328,488	1,122,279
Licensing fees	38,963	31,020	75,055	61,192
General and administrative expenses	523,264	677,340	1,060,920	1,480,479
Total	$1,562,613	$1,454,429	$2,980,039	$3,075,169

Professional fees

●	For the three months ended March 31, 2022 and 2021, professional fees were $297,753 and $213,965, respectively, an increase of $83,788 or 39%. The increase was primarily attributable to an increase in legal fees of $144,078, offset by a decrease in accounting fees of $588, a decrease in consulting fees of $54,346 and a decrease in IT services of $5,356. The increase in legal fees during the 2022 period can be primarily attributed to the issuance of additional convertible notes and defending multiple lawsuits during the three months ended March 31, 2022. There were minimal legal fees incurred for lawsuits during the 2021 period.

●	For the six months ended March 31, 2022 and 2021, professional fees were $515,576 and $411,219, respectively, an increase of $104,357 or 25%. The increase was primarily attributable to an increase in legal fees of $198,035, an increase in accounting fees of $11,777 offset by a decrease in consulting fees of $81,533 and a decrease in IT services of $23,922. The increase in legal fees during the 2022 period can be primarily attributed to the issuance of additional convertible notes and defending multiple lawsuits during the six months ended March 31, 2022. There were minimal legal fees incurred for lawsuits during the 2021 period.

Compensation expense

●	For the three months ended March 31, 2022 and 2021, compensation expense was $702,633 and $532,104, respectively, an increase of $170,529 or 32%. The increase was attributable to an increase in administrative compensation and related expenses of $159,824 and an increase in employee benefits of $10,705 resulting from additional employees being hired and a bonus paid to the CFO.

●	For the six months ended March 31, 2022 and 2021, compensation expense was $1,328,488 and $1,122,279, respectively, an increase of $206,209 or 18%. The increase was attributable to an increase in administrative compensation and related expenses of $182,917 and an increase in employee benefits of $23,292 resulting from additional employees being hired and a bonus paid to the CFO.

Licensing fees

●	For the three months ended March 31, 2022 and 2021, licensing fees were $38,963 and $31,020, respectively, an increase of $7,943 or 26%. The increase was attributable to an increase in the minimum royalties payable to GMU and the NIH.

●	For the six months ended March 31, 2022 and 2021, licensing fees were $75,055 and $61,192, respectively, an increase of $13,863 or 23%. The increase was attributable to an increase in the minimum royalties payable to GMU and the NIH.

General and administrative expenses

●	For the three months ended March 31, 2022 and 2021, general and administrative expenses were $523,264 and $677,340, respectively, a decrease of $154,076 or 23%. The decrease was primarily due to a decrease in patient reporting and contract research (formerly called sample analysis) of $163,845 because the Company reduced the amount of contract research work the vendor was providing during the 2022 period, a decrease in laboratory supplies of $59,687 and a decrease in biological supply expense of $25,471, offset by an increase in sample validation expense of $25,000, an increase in business insurance of $10,789, an increase in rent expense of $27,733 resulting from additional laboratory space rented during 2022 period, an increase in travel and entertainment expenses of $7,191 and an increase in other office expenses of $24,214.

●	For the six months ended March 31, 2022 and 2021, general and administrative expenses were $1,060,920 and $1,480,479, respectively, a decrease of $419,559 or 28%. The decrease was primarily due to a decrease in patient reporting and contract research (formerly called sample analysis) of $325,549 because the Company reduced the amount of contract research work the vendor was providing during the 2022 period, a decrease in laboratory supplies of $108,411 and a decrease in biological supply expenses of $148,521, offset by an increase in gain on lease modification of $8,229, an increase in sample validation expense of $50,000, an increase in business insurance of $20,804, an increase in rent expense of $56,465 resulting from additional laboratory space rented during the 2022 period, an increase in travel and entertainment expenses of $11,655 and an increase in other office expenses of $15,769.

Loss from Operations

●	For the three months ended March 31, 2022 and 2021, the loss from operations amounted to $1,560,293 and $1,356,557, respectively, an increase of $203,736 or 15%. The increase was primarily a result of higher operating expenses as discussed above offset by a decrease in revenue.

●	For the six months ended March 31, 2022 and 2021, the loss from operations amounted $2,942,309 and $2,969,110, respectively, a decrease of $26,801 or 1%. The decrease was primarily a result of lower operating expenses as discussed above and decrease in revenue.

Other Income (Expense)

●	For the three months ended March 31, 2022 and 2021, the total other expense, net amounted $275,702 and $4,556, respectively, an increase of $271,146 or 5,951%. The increase was primarily due to an increase in interest expense of $259,246 resulting from additional debt incurred in 2022 and an increase in unrealized loss on market securities of $11,900.

●	For the six months ended March 31, 2022 and 2021, the total other income (expense), net amounted $(405,953) and $188,222, respectively, an increase in total other (expense), net of $(594,175) or 316%. The increase in total other (expense), net was primarily due to an increase in interest expense of $(386,164) resulting from additional debt incurred in 2022 and an increase in unrealized loss on market securities of $(3,400) offset by a decrease in gain on debt extinguishment of $(227,294) as there was no debt extinguishment in 2022 and a decrease in unrealized loss on exchange rate of $22,686 as there was no unrealized loss on exchange rate in 2022.

Preferred Stock Dividend

●	For the three months ended March 31, 2022 and 2021, the dividends on preferred stocks amounted $59,179 and $39,452, respectively, an increase of $19,727 or 50%. The increase was primarily a result of an increase in dividends of $19,727 on Series F preferred stock which were issued on July 30, 2021. Therefore, there were no dividends related to the Series F preferred stock during the three months ended March 31, 2021.

●	For the six months ended March 31, 2022 and 2021, the dividends on preferred stocks amounted $119,672 and $79,671, respectively, an increase of $40,001 or 50%. The increase was primarily a result of an increase in dividends of $39,891 on Series F preferred stock which were issued on July 30, 2021. Therefore, there were no dividends related to the Series F preferred stock during the six months ended March 31, 2021.

Net Loss Attributed to Common Stockholders

●	For the three months ended March 31, 2022, net loss attributable to common stockholders amounted to $1,895,174, or $(0.00) per share (basic and diluted), compared to $1,400,565 or $(0.00) per share (basic and diluted) for the three months ended March 31, 2021, an increase of $494,609 or 35%.

●	For the six months ended March 31, 2022, net loss attributable to common stockholders amounted to $3,467,934, or $(0.00) per share (basic and diluted), compared to $2,860,599 or $(0.00) per share (basic and diluted) for the six months ended March 31, 2021, an increase of $607,375 or 21%.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its required needs. We had a working capital deficit of $1,323,228 and cash of $447,467 as of March 31, 2022 and working capital deficit of $2,657,337 and $314,151 of cash as of September 30, 2021.

	March 31, 2022	September 30, 2021	Change	Percentage Change
Working capital deficit:
Total current assets	$883,743	$638,753	$244,990	38%
Total current liabilities	(2,206,971)	(3,296,090)	(1,089,119)	33%
Working capital deficit:	$(1,323,228)	$(2,657,337)	$1,334,109	50%

The decrease in working capital deficit was primarily attributed to an increase in current assets of $244,990 and a decrease in current liabilities of $1,089,119.

Cash Flows

The following table sets forth a summary of changes in cash flows for the six months ended March 31, 2022 and 2021:

	Six Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(2,819,675)	$(2,680,975)
Net cash used in investing activities	(4,711)	(98,605)
Net cash provided by financing activities	2,957,702	1,250,000
Net change in cash	$133,316	$(1,529,580)

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended March 31, 2022 and 2021 were $2,819,675 and $2,680,975, respectively, an increase of $138,700, or 5%.

●	Net cash used in operating activities for the six months ended March 31, 2022 primarily reflected our net loss of $3,348,262 adjusted for the add-back of non-cash items such as depreciation expense of $95,113, non-cash lease cost of $14,606, amortization of debt discount of $276,170, gain on operating lease modification of $8,229, unrealized loss on marketable securities of $3,100 and changes in operating assets and liabilities consisting primarily of an increase in accounts receivable of $137,038, an increase in prepaid expenses and other current assets of $47,354, an increase in accrued liabilities and other liabilities of $149,795, and an increase in contract liabilities of $198,563 offset by a decrease in laboratory supplies of $71,062 and a decrease in accounts payable of $87,201.

●	Net cash used in operating activities for the six months ended March 31, 2021 primarily reflected our net loss of $2,780,888 adjusted for the add-back of non-cash items such as depreciation expense of $92,009, non-cash lease cost of $1,169, gain on debt extinguishment of $227,294, unrealized loss on exchange rate of $26,686, unrealized gain on marketable securities of $300 and changes in operating assets and liabilities consisting primarily of an increase in accounts receivable of $56,527, an increase in accounts payable of $23,006, an increase in accrued liabilities and other liabilities of $7,042, an increase in contract liabilities of $146,025 offset by a decrease in prepaid expenses and other current assets of $37,184, and a decrease in laboratory supplies of $54,913.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended March 31, 2022 and 2021 were $4,711 and $98,605, respectively, a decrease of $93,894, or 95%.

●	Net cash used in investing activities for the six months ended March 31, 2022, resulted from the purchase of property and equipment of $4,711.

●	Net cash used in investing activities for the six months ended March 31, 2021, resulted from the financing of property and equipment of $(99,105) offset by an adjustment related to a prior period redemption payment of $500.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the six months ended March 31, 2022 and 2021 were $2,957,702 and $1,250,000, respectively, an increase of $1,707,702, or 137%.

●	Net cash provided by financing activities for the six months ended March 31, 2022, consisted of $1,000,000 of net proceeds from related party convertible debt, $2,000,000 of net proceeds from convertible debt, $250,000 of net proceeds from related party notes payable, offset by repayment of $150,000 of related party convertible note, repayment of $23,132 of financed leases and payments of $119,166 of preferred stock dividends.

●	Net cash provided by financing activities for the six months ended March 31, 2021, consisted of $1,250,000 of net proceeds from the sale of common stock.

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

Going Concern

These unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had net loss and net cash used in operations of $3,348,262 and $2,819,675, respectively, for the six months ended March 31, 2022. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $53,293,789, $3,918,693 and $1,323,228 at March 31, 2022. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Current Financings

Convertible Debt – Related Party

On November 1, 2021, pursuant to the First November 2021 SPA the First November 2021 Investor purchased three notes with aggregate principal of $1,000,000 with accompanying First November 2021 Warrants to purchase up to an aggregate of 54,644,811 shares of common stock. The First November 2021 Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the First November 2021 Notes)) and mature on November 1, 2026. The First November 2021 Warrants are exercisable at any time and expire on November 1, 2026. The First November 2021 Notes and First November 2021 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share. As of March 31, 2022, the First November 2021 Notes had an outstanding principal balance of $1,000,000 and accrued interest of $6,795.

On January 26, 2022, the Company, upon the approval of the First November 2021 Investor, amended the First November 2021 SPA whereby the Company issued an additional cashlessly-exercisable warrant to purchase 218,579,234 shares of common stock. As a result, the total relative fair value of all warrants in total increased by $34,630, recorded as debt discount, which is being amortized over the life of the First November 2021 Notes. This warrant is exercisable at a price equal to $0.00366 per share until November 1, 2026.

Convertible Debt

On November 1, 2021, pursuant to the Second November 2021 SPA the Second November 2021 Investor purchased two notes with aggregate principal of $500,000 with accompanying Second November 2021 Warrants to purchase up to an aggregate of 27,322,406 shares of common stock. The Second November 2021 Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Second November 2021 Notes)) and mature on November 1, 2026. The Second November 2021 Warrants are exercisable at any time and expire on November 1, 2026. The Second November 2021 Notes and Second November 2021 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share. As of March 31, 2022, the Second November 2021 Notes had an outstanding principal balance of $500,000 and accrued interest of $14,466.

On January 26, 2022, the Company, upon the approval of the Second November 2021 Investor, amended the Second November 2021 SPA whereby the Company issued an additional cashlessly-exercisable warrant to purchase 109,289,616 shares of common stock. As a result, the total relative fair value of all warrants in total increased by $22,429, recorded as debt discount, which is being amortized over the life of the Second November 2021 Notes. This warrant is exercisable at a price equal to $0.00366 per share until November 1, 2026.

On November 1, 2021, pursuant to the Third November 2021 SPA the Third November 2021 Investor purchased two notes with aggregate principal of $500,000 with accompanying Third November 2021 Warrants to purchase up to an aggregate of 27,322,406 shares of common stock. The Third November 2021 Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Third November 2021 Notes)) and mature on November 1, 2026. The Third November 2021 Warrants are exercisable at any time and expire on November 1, 2026. The Third November 2021 Notes and Third November 2021 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share. As of March 31, 2022, the Third November 2021 Notes had an outstanding principal balance of $500,000 and accrued interest of $14,356.

On January 26, 2022, the Company, upon the approval of the Third November 2021 Investor, amended the Third November 2021 SPA whereby the Company issued an additional cashlessly-exercisable warrant to purchase 109,289,616 shares of common stock. As a result, the total relative fair value of all warrants in total increased by $22,429, recorded as debt discount, which is being amortized over the life of the Third November 2021 Notes. This warrant is exercisable at a price equal to $0.00366 per share until November 1, 2026.

On January 27, 2022, pursuant to the First January 2022 SPA the First January 2022 Investor purchased a note with principal of $500,000 with accompanying First January 2022 Warrants to purchase up to an aggregate of 136,612,022 shares of common stock. The First January 2022 Note bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the First January 2022 Note)) and mature on November 1, 2026. The First January 2022 Warrants are exercisable at any time and expire on November 1, 2026. The First January 2022 Note and First January 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share. As of March 31, 2022, the First January 2022 Note had an outstanding principal balance of $500,000 and accrued interest of $6,904.

On January 31, 2022, pursuant to the Second January 2022 SPA the Second January 2022 Investor purchased a note with principal of $500,000 with accompanying Second January 2022 Warrants to purchase up to an aggregate of 136,612,022 shares of common stock. The Second January 2022 Note bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Second January 2022 Note)) and mature on November 1, 2026. The Second January 2022 Warrants are exercisable at any time and expire on November 1, 2026. The Second January 2022 Note and Second January 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share. As of March 31, 2022, the Second January 2022 Note had an outstanding principal balance of $500,000 and accrued interest of $6,466.

Note Payable - Related Party

On April 26, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and is considered a related party, for a principal amount of $100,000. The Company received proceeds of $100,000. The note bears an annual interest rate of 1%, matures on April 1, 2022 and can be prepaid in whole or in part without penalty. Pursuant to the note, the Company has a 90-day grace period following the maturity date after which the lender shall charge a late payment fee equal to 1% of the outstanding principal balance and cost of collection, including legal fees. As of September 30, 2021, the note had an outstanding principal balance of $100,000 and accrued interest of $428. As of March 31, 2022, the note had an outstanding principal balance of $100,000 and accrued interest of $928.

On October 21, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and is considered a related party, for a principal balance of $150,000. The Company received proceeds of $150,000. The note bore an annual interest rate of 1%, matured on December 1, 2021 and could have been prepaid in whole or in part without penalty. Pursuant to the note, the Company has a 90-day grace period following the maturity date after which the lender was permitted to charge a late payment fee equal to 1% of the outstanding principal balance and cost of collection, including legal fees. During the six months ended March 31, 2022, the Company fully paid the outstanding balance on the note. As of March 31, 2022, the note had no outstanding balance.

On March 14, 2022, Matthew M. Schwartz, who was elected a member of the board of directors on April 1, 2022, advanced the Company $100,000 to fund its working capital.

Future Financings

We will require additional financing to fund our planned operations. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, if the volatile conditions of the stock and financial markets, and more particularly, the market for early-stage development company stocks persist.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the three months ended March 31, 2022 and year ended September 30, 2021 include, but are not necessarily limited to, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of right-of-use (“ROU”) assets and lease liabilities, assumptions used in assessing impairment of long-lived assets, allowances for accounts receivable, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

Additionally, the full impact of COVID-19 is unknown and cannot be reasonably estimated. However, the Company has made appropriate accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are material differences between the Company’s estimates and the actual results, the Company’s future results of operation will be affected.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on the disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

Pursuant to ASC 505-50 - Equity-Based Payments to Non-Employees, all share-based payments to non-employees, including grants of stock options, are recognized in the financial statements as compensation expense over the service period of the consulting arrangement or until performance conditions are expected to be met. Using a Black Scholes valuation model, the Company periodically reassessed the fair value of non-employee options until service conditions are met, which generally aligns with the vesting period of the options, and the Company adjusts the expense recognized in the financial statements accordingly. In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of the stock-based compensation guidance in ASC 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU No. 2018-07 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but entities may not adopt prior to adopting the new revenue recognition guidance in ASC 606. The Company early adopted ASU No. 2018-07 during the period September 30, 2018, and the adoption did not have any impact on its financial statements.

Revenue Recognition and Contract Assets and Liabilities

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

The Company provides research and development support to biopharmaceutical companies to assist their drug development programs. In January 2021, the Company began performing tumor profiling to support clinical patient therapeutic intervention. The services provided by the Company are performance obligations under services contracts. These contracts are completed over time and may lead to deferred revenue for services not completed at the end of a period which is reflected as contract liabilities in the accompanying unaudited balance sheets. The Company may include, in accounts receivable, amounts billed to customers in advance of services being initiated or completed. If the Company has a right to such consideration that is unconditional such as for contractually allowed billings, such amounts billed in advance would be offset by a contract liability. Management reviews the completion status of all jobs monthly to determine the appropriate amount of revenue to recognize. The Company offers these services to biopharmaceutical companies and to private individuals. The Company uses various output methods to recognize revenues. The revenue recognized from services provided to private individuals during the six months ended March 31, 2022 and year ended September 30, 2021 were minimal and therefore was not disaggregated for disclosure purposes.

Contract Liabilities

Contract liabilities are cash deposits received from customers and advance billing included in accounts receivable on uncompleted contracts for which revenues have not been recognized as of the balance sheet date.

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

Operating and financing lease ROU assets represents the right to use the leased asset for the lease term. Operating and financing lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the unaudited statements of operations.

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

The amendments in ASU 2020-06 are effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of its annual fiscal year and are allowed to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. Transactions that were settled (or expired) during prior reporting periods are unaffected. The cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. If an entity elects the fully retrospective method of transition, the cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. The Company early adopted ASU 2020-06 and its adoption did not have any material impact on the Company’s financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2020-06 and its adoption did not have any material impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2022, our disclosure controls and procedures were not effective.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2022. Our management’s evaluation of our internal control over financial reporting was based on the Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of March 31, 2022, our internal control over financial reporting was not effective.

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

Management believes that despite our material weaknesses set forth above, our unaudited financial statements for the quarter ended March 31, 2022 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2017, numerous purported plaintiffs brought an action against Avant Diagnostics and its previous executive team in the District Court of Harris County Texas. The action alleges the plaintiffs were engaged by Avant to perform services prior to 2018, which they were not compensated for, and were issued certain restricted shares of Avant as payment of those services and Avant did not remove the restrictive legend from said shares. The plaintiffs are seeking $1,000,000 in monetary relief. On July 1, 2021, the Company and Dr. Ruxin were added as defendants in the lawsuit. On March 7, 2022, the Court granted the Company and Dr. Ruxin’s Motion to Dismiss for lack of personal jurisdiction. The remaining claims against Avant Diagnostics and the previous executive team are still pending.

On December 10, 2021, YPH LLC filed a complaint against the Company in the District Court for the Southern District of New York alleging that Theralink breached its Certificate of Designation for Series C-1 Convertible Preferred Stock by failing to honor a conversion notice submitted to it by YPH. Based on these and other allegations, Plaintiff asserted a breach of contract claim claiming that it has damages in excess of $100 million. The case continues to be in the pleadings stage with Theralink filing its last response on March 30, 2022. The Company believes these claims are without merit and intends to defend plaintiffs’ lawsuits vigorously. The Company currently believes the likelihood of a loss contingency related to these matters is remote and, therefore, no provision for a loss contingency is required.

ITEM 1A. RISK FACTORS

Risk factors that may affect our business and financial results are discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. There have been no material changes to the disclosures relating to this item from those set forth in our 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

●	During the three months ended March 31, 2022, the Company issued an aggregate of 26,913,738 shares of the Company’s common stock to two consultants upon the close of their respective settlement agreements, dated October 18, 2021, to settle accounts payable balance in aggregate amount of $84,240 or $0.00313 per share, valued with the share price of common stock sold in private placements during the same period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation, as amended	10-K	3.1	01/13/2022

3.2	Amended and Restated Bylaws	8-K	3.1	11/01/2013

4.1	Form of Convertible Promissory Note for April 2022				X

4.2	Form of Common Stock Purchase Warrant for April 2022				X

10.1	Form of Securities Purchase Agreement for April 2022				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.				X

101.INS	INLINE XBRL INSTANCE DOCUMENT				X
101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA				X
101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				X
101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				X
101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE				X
101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				X
104	COVER PAGE INTERACTIVE DATA FILE (EMBEDDED WITHIN THE INLINE XBRL DOCUMENT)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERALINK TECHNOLOGIES, INC.

Date: May 23, 2022	By:	/s/ Mick Ruxin, MD
Mick Ruxin, MD
Chief Executive Officer

Date: May 23, 2022	By:	/s/ Thomas E. Chilcott, III
Thomas E. Chilcott, III
Chief Financial Officer, Treasurer and Secretary

