Form 10-Q
period 2022-06-30
THERALINK TECHNOLOGIES, INC.
filed 2022-08-15
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2022

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

The registrant had 6,151,499,919 shares of its common stock, $0.0001 par value per share, outstanding as of August 8, 2022.

THERALINK TECHNOLOGIES, INC.

FORM 10-Q

JUNE 30, 2022

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THERALINK TECHNOLOGIES, INC.

BALANCE SHEETS

	June 30,	September 30,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$125,417	$314,151
Accounts receivable	109,380	-
Other receivable (related party $35,594 in 2022 and $21,711 in 2021)	35,594	23,044
Prepaid expenses and other current assets	181,258	219,496
Marketable securities	2,400	11,000
Laboratory supplies	-	71,062

Total Current Assets	454,049	638,753

OTHER ASSETS:
Property and equipment, net	678,372	698,927
Finance right-of-use assets, net	76,546	111,323
Operating right-of-use asset, net	1,167,191	168,664
Security deposits	18,715	20,909

Total Assets	$2,394,873	$1,638,576

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$546,411	$1,018,797
Accounts payable - related party	6,000	3,714
Accrued liabilities	145,194	71,077
Accrued liabilities - related party	-	18,000
Accrued compensation	343,865	186,177
Accrued director compensation	177,500	132,500
Contract liabilities	302,672	135,150
Notes payable - related party	350,000	100,000
Notes payable - current	1,000	1,000
Financing lease liability - current	52,351	47,730
Operating lease liability - current	24,181	42,411
Insurance payable	12,271	118,294
Subscriptions payable	-	1,350,000
Contingent liabilities	76,640	71,240

Total Current Liabilities	2,038,085	3,296,090

LONG-TERM LIABILITIES:
Financing lease liability	48,522	88,385
Operating lease liability	1,164,538	134,482
Convertible notes - related party, net of discount	974,762	64,981
Convertible notes, net of discount	282,467	-

Total Liabilities	4,508,374	3,583,938

Commitments and Contingencies (Note 10)

Series E preferred stock; $0.0001 par value; 2,000 shares designated; 1,000 issued and outstanding at June 30, 2022 and September 30, 2021; liquidation value of $2,013,151 and $2,013,151 at June 30, 2022 and September 30, 2021, respectively	2,000,000	2,000,000

Series F preferred stock; $0.0001 par value; 2,000 shares designated; 500 and nil issued and outstanding at June 30, 2022 and September 30, 2021; liquidation value of $1,006,575 and $1,006,728 at June 30, 2022 and September 30, 2021, respectively	1,000,000	1,000,000

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value; 26,667 authorized;
Series A Preferred stock: $0.0001 par value; 1,333 shares designated; 667 issued and outstanding at June 30, 2022 and September 30, 2021	-	-
Series C-1 Preferred stock: $0.0001 par value; 3,000 shares designated; 1,043 and 2,966 issued and outstanding at June 30, 2022 and September 30, 2021, respectively	-	-
Series C-2 Preferred stock: $0.0001 par value; 6,000 shares designated; 3,037 and 4,917 issued and outstanding at June 30, 2022 and September 30, 2021, respectively	-	-
Series D-1 Preferred stock: $0.0001 par value; 1,000 shares designated; nil issued and outstanding at June 30, 2022 and September 30, 2021	-	-
Series D-2 Preferred stock: $0.0001 par value; 4,360 shares designated; nil issued and outstanding at June 30, 2022 and September 30, 2021	-	-
Common stock: $0.0001 par value, 100,000,000,000 shares authorized; 6,151,499,919 and 5,124,164,690 issued and outstanding at June 30, 2022 and September 30, 2021, respectively	615,150	512,416
Additional paid-in capital	49,333,767	44,368,077
Accumulated deficit	(55,062,418)	(49,825,855)

Total Stockholders’ Deficit	(5,113,501)	(4,945,362)

Total Liabilities and Stockholders’ Deficit	$2,394,873	$1,638,576

See accompanying condensed notes to unaudited financial statements.

THERALINK TECHNOLOGIES, INC.

 STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

REVENUES, NET	$164,213	$278,925	$262,688	$415,029

COST OF REVENUE	99,484	69,253	160,229	99,298

GROSS PROFIT	64,729	209,672	102,459	315,731

OPERATING EXPENSES:
Professional fees	162,164	243,517	677,740	654,736
Compensation expense	703,267	532,414	2,031,755	1,654,693
Licensing fees	30,377	39,172	105,432	100,364
General and administrative expenses	545,254	589,463	1,606,174	2,069,942

Total Operating Expenses	1,441,062	1,404,566	4,421,101	4,479,735

LOSS FROM OPERATIONS	(1,376,333)	(1,194,894)	(4,318,642)	(4,164,004)

OTHER INCOME (EXPENSE):
Interest expense, net	(326,961)	(26,993)	(729,814)	(43,679)
Gain on debt extinguishment, net	-	-	-	227,294
Unrealized (loss) gain on marketable securities	(5,500)	(3,900)	(8,600)	(3,600)
Unrealized loss on exchange rate	-	-	-	(22,686)

Total Other Income (Loss), net	(332,461)	(30,893)	(738,414)	157,329

NET LOSS	(1,708,794)	(1,225,787)	(5,057,056)	(4,006,675)

Series E preferred stock dividend	(39,890)	(39,452)	(119,671)	(119,561)
Series F preferred stock dividend	(19,945)	-	(59,836)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,768,629)	$(1,265,239)	$(5,236,563)	$(4,126,236)

NET LOSS PER COMMON SHARE:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	6,062,411,449	5,550,559,312	5,732,126,399	5,306,754,829

See accompanying condensed notes to unaudited financial statements.

THERALINK TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

	Preferred Stock						Common Stock
	Series A # of Shares	Series C-1 # of Shares	Series C-2 # of Shares	Series D-1 # of Shares	Series D-2 # of Shares	Amount	# of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance at September 30, 2021	667	2,966	4,917	-	-	$-	5,124,164,690	$512,416	$44,368,077	$(49,825,855)	$(4,945,362)

Relative fair value of warrant issued in connection with convertible notes - related party recorded as debt discount	-	-	-	-	-	-	-	-	661,088	-	661,088

Relative fair value of warrant issued in connection with convertible notes recorded as debt discount	-	-	-	-	-	-	-	-	991,120	-	991,120

Series E preferred stock dividend	-	-	-	-	-	-	-	-	-	(40,329)	(40,329)

Series F preferred stock dividend	-	-	-	-	-	-	-	-	-	(20,164)	(20,164)

Correction for rounding error	-	-	-	-	-	-	(1,436)	-	-	-	-

Net loss	-	-	-	-	-	-	-	-	-	(1,512,267)	(1,512,267)

Balance at December 31 2021	667	2,966	4,917	-	-	-	5,124,163,254	512,416	46,020,285	(51,398,615)	(4,865,914)

Issuance of common stock in connection with conversion of Series C-1 preferred stock	-	(1,090)	-	-	-	-	163,637,529	16,364	(16,364)	-	-

Issuance of common stock in connection with conversion of Series C-2 preferred stock	-	-	(1,880)	-	-	-	280,475,491	28,048	(28,048)	-	-

Issuance of common stock in connection with settlement of accounts payable	-	-	-	-	-	-	26,913,738	2,691	81,549	-	84,240

Issuance of common stock in connection with subscriptions payable	-	-	-	-	-	-	431,309,907	43,131	1,306,869	-	1,350,000

Relative fair value of warrants issued in connection with convertible notes - related party recorded as debt discount	-	-	-	-	-	-	-	-	331,969	-	331,969

Relative fair value of warrants issued in connection with convertible notes recorded as debt discount	-	-	-	-	-	-	-	-	996,708	-	996,708

Relative fair value of additional warrants issued in connection with modification of convertible notes - related party recorded as debt discount	-	-	-	-	-	-	-	-	34,620	-	34,620

Relative fair value of additional warrants issued in connection with modification of convertible notes recorded as debt discount	-	-	-	-	-	-	-	-	44,858	-	44,858

Series E preferred stock dividend	-	-	-	-	-	-	-	-	-	(39,452)	(39,452)

Series F preferred stock dividend	-	-	-	-	-	-	-	-	-	(19,727)	(19,727)

Net loss	-	-	-	-	-	-	-	-	-	(1,835,995)	(1,835,995)

Balance at March 31, 2022	667	1,876	3,037	-	-	-	6,026,499,919	602,650	48,772,446	(53,293,789)	(3,918,693)

Issuance of common stock in connection with conversion of Series C-1 preferred stock	-	(833)	-	-	-	-	125,000,000	12,500	(12,500)	-	-

Relative fair value of warrants issued in connection with convertible notes - related party recorded as debt discount	-	-	-	-	-	-	-	-	238,228	-	238,228

Relative fair value of warrants issued in connection with convertible notes - recorded as debt discount	-	-	-	-	-	-	-	-	335,593	-	335,593

Series E preferred stock dividend	-	-	-	-	-	-	-	-	-	(39,890)	(39,890)

Series F preferred stock dividend	-	-	-	-	-	-	-	-	-	(19,945)	(19,945)

Net loss										(1,708,794)	(1,708,794)

Balance at June 30, 2022	667	1,043	3,037	-	-	$-	6,151,499,919	$615,150	$49,333,767	$(55,062,418)	$(5,113,501)

	Preferred Stock						Common Stock
	Series A # of Shares	Series C-1 # of Shares	Series C-2 # of Shares	Series D-1 # of Shares	Series D-2 # of Shares	Amount	# of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance at September 30, 2020	667	2,966	4,917	-	-	$-	5,124,164,690	$512,416	$42,367,577	$(43,187,588)	$(307,595)

Adjustment related to Series A preferred prior period redemption payment	-	-	-	-	-	-	-	-	500	-	500

Series E preferred stock dividend	-	-	-	-	-	-	-	-	-	(40,219)	(40,219)

Net loss	-	-	-	-	-	-	-	-	-	(1,419,775)	(1,419,775)

Balance at December 31, 2020	667	2,966	4,917	-	-	-	5,124,164,690	512,416	42,368,077	(44,647,582)	(1,767,089)

Series E preferred stock dividend	-	-	-	-	-	-	-	-	-	(39,452)	(39,452)

Net loss	-	-	-	-	-	-	-	-	-	(1,361,113)	(1,361,113)

Balance at March 31, 2021	667	2,966	4,917	-	-	-	5,124,164,690	512,416	42,368,077	(46,048,147)	(3,167,654)

Beneficial conversion feature related to a convertible note - related party recorded as debt discount	-	-	-	-	-	-	-	-	15,800	-	15,800

Relative fair value of warrant issued in connection with a convertible note - related party recorded as debt discount	-	-	-	-	-	-	-	-	984,200	-	984,200

Series E preferred stock dividend	-	-	-	-	-	-	-	-	-	(39,890)	(39,890)

Net loss	-	-	-	-	-	-	-	-	-	(1,225,787)	(1,225,787)

Balance at June 30, 2021	667	2,966	4,917	-	-	$-	5,124,164,690	$512,416	$43,368,077	$(47,313,824)	$(3,433,331)

See accompanying condensed notes to unaudited financial statements.

THERALINK TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	June 30,
	2022	2021
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(5,057,056)	$(4,006,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment and finance ROU assets	143,531	138,632
Non-cash lease cost	21,528	1,382
Amortization of debt discount	501,432	14,116
Gain on debt extinguishment	-	(227,294)
Unrealized loss on exchange rate	-	22,686
Unrealized loss on marketable securities	8,600	3,600
Gain on modification of operating lease	(8,229)	-
Change in operating assets and liabilities:
Accounts receivable	(109,380)	(149,938)
Prepaid expenses and other current assets	27,882	44,420
Laboratory supplies	71,062	36,467
Accounts payable	(385,860)	252,383
Accrued liabilities and other liabilities	158,335	20,950
Contract liabilities	167,522	148,550

NET CASH USED IN OPERATING ACTIVITIES	(4,460,633)	(3,700,721)

CASH FLOWS FROM INVESTING ACTIVITIES
Adjustment related to Series A preferred prior period redemption payment	-	500
Purchase of property and equipment	(88,199)	(116,052)

NET CASH USED IN INVESTING ACTIVITIES	(88,199)	(115,552)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	1,350,000
Proceeds from convertible debt - related party	1,900,000	666,667
Proceeds from convertible debt	2,425,000	-
Proceeds of notes payable - related party	400,000	100,000
Repayment of notes payable - related party	(150,000)	-
Repayment of financed lease	(35,242)	-
Payments for preferred stock dividends	(179,660)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,360,098	2,116,667

NET CHANGE IN CASH	(188,734)	(1,699,606)

CASH, beginning of the period	314,151	1,779,283

CASH, end of the period	$125,417	$79,677

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$100,025	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Series E preferred stock dividend	$119,671	$119,561
Series F preferred stock dividend	$59,836	$-
Initial amount of operating ROU asset and related liability	$1,212,708	$-
Relative fair value of warrant issued in connection with convertible notes - related party recorded as debt discount	$1,231,285	$984,200
Relative fair value of warrant issued in connection with convertible notes recorded as debt discount	$2,323,421	$-
Relative fair value of additional warrants issued in connection with modification of convertible notes - related party recorded as debt discount	$34,620	$15,800
Relative fair value of additional warrants issued in connection with modification of convertible notes recorded as debt discount	$44,858	$-

See accompanying condensed notes to unaudited financial statements.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

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

On February 25, 2022, FINRA recognized the Company’s name change to Theralink Technologies, Inc. and the related ticker symbol change from “OBMP” to “THER” went into effect.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information, which present the unaudited financial statements of the Company as of June 30, 2022. The interim unaudited financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the audited financial statements of the Form 10-K filed on January 13, 2022. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments and non-recurring adjustments) have been made for the fair presentation of the unaudited financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the year ending September 30, 2022.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Going Concern

These unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had net loss and net cash used in operations of $5,057,056 and $4,460,633, respectively, for the nine months ended June 30, 2022. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $55,062,418, $5,113,501 and $1,584,036 at June 30, 2022. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the nine months ended June 30, 2022 and year ended September 30, 2021 include, but are not necessarily limited to, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of right-of-use (“ROU”) assets and lease liabilities, assumptions used in assessing impairment of long-lived assets, allowances for accounts receivable, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on the disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s investment policy is to preserve principal and maintain liquidity. The Company periodically monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Prepaid Assets

Prepaid assets are carried at amortized cost. Significant prepaid assets as of June 30, 2022 and September 30, 2021 include, but are not necessarily limited to, prepaid insurance, prepaid consulting fees, prepaid equipment maintenance fees and retainers for professional services.

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

JUNE 30, 2022

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

The Company provides research and development support to biopharmaceutical companies to assist their drug development programs. In January 2021, the Company began performing tumor profiling to support clinical patient therapeutic intervention. The services provided by the Company are performance obligations under services contracts. These contracts are completed over time and may lead to deferred revenue for services not completed at the end of a period which is reflected as contract liabilities on the accompanying unaudited balance sheet. The Company may include, in accounts receivable, amounts billed to customers in advance of services being initiated or completed. If the Company has a right to such consideration that is unconditional such as for contractually allowed billings, such amounts billed in advance would be offset by a contract liability. Management reviews the completion status of all jobs monthly to determine the appropriate amount of revenue to recognize. The Company offers these services to biopharmaceutical companies and to private individuals. The Company uses various output methods to recognize revenues. The revenue recognized from services provided to private individuals during the nine months ended June 30, 2022 and year ended September 30, 2021 were minimal and therefore was not disaggregated for disclosure purposes.

Contract Liabilities

Contract liabilities are cash deposits received from customers and advance billing included in accounts receivable on uncompleted contracts for which revenues have not been recognized as of the balance sheet date.

Contract liabilities as of June 30, 2022 and September 30, 2021 are as follows:

	June 30, 2022	September 30, 2021
Contract liabilities beginning balance	$135,150	$—
Billings and cash receipts on uncompleted contracts	325,048	281,012
Less: revenues recognized during the period	(157,525)	(145,862)
Total contract liabilities	$302,672	$135,150

During the nine months ended June 30, 2022, the Company recognized $157,525 of the contract liabilities, of which $22,250 was related to the uncompleted contracts from the prior period.

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

Concentrations

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions that at times may exceed the federally insured limit of $250,000. As of June 30, 2022 and September 30, 2021, the cash balances were in excess of the FDIC insured limit by $0 and $68,122, respectively. The Company has not experienced any losses in such accounts through June 30, 2022.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Concentration of Revenues

For the three months ended June 30, 2022, the Company generated total revenue of $164,213 of which 52% and 13% were from two of the Company’s customers. For the three months ended June 30, 2021, the Company generated total revenue of $278,925 of which 56%, 18% and 14% were from three of the Company’s customers.

For the nine months ended June 30, 2022, the Company generated total revenue of $262,688 of which 32%, 23% and 17% were from three of the Company’s customers. For the nine months ended June 30, 2021, the Company generated total revenue of $415,029 of which 38%, 14% and 13% were from three of the Company’s customers.

Concentration of Accounts Receivable

As of June 30, 2022, the Company had accounts receivable of $109,380 of which 34%, 19%, 14%, 12%, 11% and 10% were from six of the Company’s customers, respectively. As of September 30, 2021, the Company did not have any accounts receivable.

Concentration of Contract Liabilities

As of June 30, 2022, the Company had deferred revenue reflected as contract liabilities of $302,672 of which 42%, 25%, 15% and 10% were from four of the Company’s customers. As of September 30, 2021, the Company had deferred revenue reflected as contract liabilities of $135,150 of which 56%, 24% and 16% were from three of the Company’s customers.

Concentration of Vendor

Generally, the Company relies on one vendor to perform the Company’s patient reporting and contract research (formerly called sample analysis) which is an integral part of the Company’s operation and revenue stream. Any disruption in this service could have a material adverse effect on the Company’s business, financial condition and results of operations.

During the nine months ended June 30, 2022 and 2021, the Company incurred $275,372 and $733,242, respectively, or 100% of it patient reporting and contract research (formerly called sample analysis) expense from one vendor.

Basic and Diluted Loss Per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of June 30, 2022 and 2021 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	June 30,
	2022	2021
Stock warrants	1,876,207,963	920,572,535
Series C-1 preferred stock	156,626,175	445,301,289
Series C-2 preferred stock	453,067,129	733,542,619
Series E preferred stock	638,977,636	533,333,333
Series F preferred stock	319,488,818	—
Convertible notes	1,417,522,294	—
	4,861,890,015	2,632,749

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2022 and September 30, 2021, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of June 30, 2022 and September 30, 2021.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

NOTE 4 – MARKETABLE SECURITIES

During the fiscal year ended 2017, the Company acquired 1,000,000 shares of common stock of Amarantus BioScience Holdings, Inc. (“AMBS”) with a fair value of $40,980. The AMBS common stock is recorded as marketable securities in the accompanying unaudited balance sheets. Its fair value is adjusted every reporting period and the change in fair value is recorded in the unaudited statements of operations as unrealized gain or (loss) on marketable securities. During the nine months ended June 30, 2022 and 2021, the Company recorded $8,600 and $3,600 of unrealized loss on marketable securities, respectively. As of June 30, 2022 and September 30, 2021, the fair value of these shares was $2,400 and $11,000, respectively.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Once placed in service, they are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease terms. Fixed assets consist of the following:

	Estimated Useful Life in Years	June 30, 2022	September 30, 2021
		(Unaudited)
Laboratory equipment	5	$553,648	$470,159
Furniture	5	24,567	24,567
Leasehold improvements	5	353,826	349,115
Computer equipment	3	68,490	68,490
		1,000,531	912,331
Less accumulated depreciation		(322,159)	(213,404)
Property and equipment, net		$678,372	$698,927

For the three months ended June 30, 2022 and 2021, depreciation expense related to property and equipment amounted to $36,825 and $34,879, respectively.

For the nine months ended June 30, 2022 and 2021, depreciation expense related to property and equipment amounted to $108,754 and $103,856, respectively.

Leased equipment was not included in the table above as it was accounted for in accordance with ASU 842 – Leases. These leases are discussed in Note 7 under financing lease right-of-use (“ROU”) assets and financing lease liabilities.

NOTE 6 – DEBT

At June 30, 2022, the convertible notes payable consisted of the following:

	June 30, 2022	September 30, 2021
Principal amount	$2,425,000	$—
Less: debt discount	(2,142,533)	—
Convertible notes payable, net	$282,467	$—

Principal amount – related party	$2,900,000	$1,000,000
Less: debt discount – related party	(1,925,238)	(935,019)
Convertible note payable - related party, net	$974,762	$64,981

Total convertible notes payable, net	$1,257,229	$64,981

Convertible Debt – Related Party

On May 12, 2021, the Company entered into a Securities Purchase Agreement (“May 2021 SPA”) with a related party, who is an affiliate stockholder (“May 2021 Investor”) to purchase a convertible note (“May 2021 Note”) and accompanying warrants (“May 2021 Warrants”) for an aggregate investment amount of $1,000,000 (see Note 8). The May 2021 Note has a principal value of $1,000,000 and bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the May 2021 Note)) and shall mature on May 12, 2026. The Company received the proceeds in three tranches with the first tranche of $333,334 received in May 2021, the second tranche of $333,333 received in June 2021 and the third tranche of $333,333 received in July 2021. The May 2021 Note is convertible at any time into shares of the Company’s common stock at a conversion price equal to $0.00313 per share for any amount of principal and accrued interest remaining outstanding (subject to adjustment). The Company may prepay the May 2021 Note at any time in an amount equal to 110% of the outstanding principal balance and accrued interest. In connection with the Company’s obligations under the May 2021 Note, the Company entered into a security agreement (“May 2021 Security Agreement”) with the May 2021 Investor as the agent pursuant to which the Company granted a lien on the laboratory equipment of the Company (“Collateral”), for the benefit of the May 2021 Investor, to secure the Company’s obligations under the May 2021 Note. Upon an Event of Default (as defined in the May 2021 Note), the May 2021 Investor may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral. The May 2021 Note and May 2021 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the May 2021 Note and May 2021 Warrants. The conversion and exercise price of the May 2021 Note and May 2021 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. During the year ended September 30, 2021, the Company paid $19,142 of accrued interest. As of September 30, 2021, the May 2021 Note had an outstanding principal balance of $1,000,000 and accrued interest of $6,575. It is reflected in the accompanying balance sheet at $64,981, as a long-term convertible note payable – related party, net of discount. As of June 30, 2022, the May 2021 Note had an outstanding principal balance of $1,000,000 and accrued interest of $4,932. It is reflected in the accompanying unaudited balance sheet at $216,470 as a long-term convertible note payable – related party, net of discount in the amount of $783,530 (see Note 8).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The May 2021 Warrants has an exercise price of $0.00313 per share (subject to adjustment) until May 12, 2026 and is exercisable for cash at any time. The May 2021 Warrants was valued at $984,200 using the relative fair value method which was recorded as a debt discount which is being amortized over the life of the May 2021 Note. In addition, the May 2021 Note had a beneficial conversion feature (“BCF”) in the amount of $15,800 which was recorded as a debt discount which is being amortized over the life of the May 2021 Note. The debt discount totaled $1,000,000. During the nine months ended June 30, 2022, the Company amortized $151,489 of the debt discount which is included in interest expense in the accompanying unaudited statement of operations.

On November 1, 2021, the Company entered into a Securities Purchase Agreement (“First November 2021 SPA”) with a related party, who is an affiliate stockholder (“First November 2021 Investor”), to purchase three convertible notes (collectively as “First November 2021 Notes”) and three accompanying warrants (collectively as “First November 2021 Warrants”), for an aggregate investment amount of $1,000,000. The first note issued on November 1, 2021, had a principal balance of $334,000 and accompanying warrants to purchase up to 18,251,367 shares of common stock. The second note issued on December 1, 2021, had a principal balance of $333,000 and accompanying warrants to purchase up to 18,196,722 shares of common stock. The third note issued on January 1, 2022, had a principal balance of $333,000 and accompanying warrants to purchase up to 18,196,722 shares of common stock. The Company received $1,000,000 in aggregate proceeds from the First November 2021 Notes. The First November 2021 Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the First November 2021 Notes)) and mature on November 1, 2026. The First November 2021 Warrants are exercisable at any time and expire on November 1, 2026. The First November 2021 Warrants were initially valued at $990,048 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the First November 2021 Notes. The First November 2021 Notes and First November 2021 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment). The First November 2021 Notes and First November 2021 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the First November 2021 Notes and First November 2021 Warrants. The conversion and exercise price of the First November 2021 Notes and First November 2021 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. The Company may prepay the First November 2021 Notes at any time in an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the First November 2021 Investor, the First November 2021 Notes can be converted in whole or in part at any time and from time to time. Further, upon maturity the Company may pay the outstanding balance of the First November 2021 Notes in cash or convert it into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the First November 2021 Notes), the Conversion Amount shall automatically be converted into fully-paid and non-assessable shares of common stock.

On January 26, 2022, a notice and request for consent regarding a change in offering terms was sent by the Company to the First November 2021 Investor. Upon the approval of the First November 2021 Investor, the Company modified the terms of the First November 2021 SPA which increased the warrants issuable from 20% to 100% of the common stock issuable upon conversion of the notes purchased. As a result, the First November 2021 Investor received additional cashlessly-exercisable warrants equal to 80% of the common stock issuable upon conversion of the First November 2021 Notes. The Company issued additional warrants to purchase up to 218,579,234 shares of common stock to the First November 2021 Investor which increased the total relative fair value of all warrants in total by $34,630 recorded as debt discount which is being amortized over the life of the First November 2021 Notes (see Note 8 and 9). The modification of the First November 2021 SPA did not meet the requirements of a debt extinguishment under ASC 470-50 - Debt Modifications and Exchanges; however it represented a substantial modification whereby the First November 2021 Investor received a substantial amount of additional warrants for the same principal amount of investment hence it was accounted for, in substance, as a debt modification ASC 470-50 and no gain or losses was recognized. As of June 30, 2022, the First November 2021 Notes had an outstanding principal of $1,000,000 and accrued interest of $6,575. The First November 2021 Notes are reflected in the accompanying unaudited balance sheet at $88,997 as a long-term convertible note payable – related party, net of discount in the amount of $911,003 (see Note 8) as of June 30, 2022.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

On April 5, 2022, the Company entered into a Securities Purchase Agreement (“First April 2022 SPA”) with a related party, Matthew Schwartz, who is a member of the board of directors (“Investor”), to purchase a convertible note with principal of $100,000 (“First April 2022 Note”) with accompanying warrants to purchase 4,201,681 shares of common stock (“First April 2022 Warrants”). The Company received net proceeds of $100,000 on March 24, 2022. The First April 2022 Warrants were valued at $89,815 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the First April 2022 Note. The First April 2022 Warrants are exercisable at any time and expire on April 1, 2027. The First April 2022 Note bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the First April 2022 Note)) and matures on April 1, 2027. The First April 2022 Note and First April 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment). The First April 2022 Note and First April 2022 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the First April 2022 Note and First April 2022 Warrants. The conversion and exercise price of the First April 2022 Note and First April 2022 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. For so long as the First April 2022 Warrants remains outstanding and until the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the agreement); (i) if the Company issues warrants to investors in an offering of common stock or of any equity linked security (each a “Subsequent Offering”), and such warrants equal more than 20% warrant coverage, then a number of additional shares will be added to the First April 2022 Warrants such that the First April 2022 Warrants shall equal the same percentage of the warrant coverage offered to the investors in the Subsequent Offering and; (ii) if the Company issues warrants in a Subsequent Offering which may be exercised by means of a cashless exercises, then the First April 2022 Warrants shall be exercisable by the same cashless exercise feature of the warrants issued in the Subsequent Offering. The Company may prepay the First April 2022 Note at any time at an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the Investor, the First April 2022 Note can be converted in whole or in part at any time and from time to time. Further, upon maturity the Company may pay the outstanding balance of the First April 2022 Note in cash or convert it into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange, the conversion amount (as defined in the First April 2022 Note) shall automatically be converted into fully-paid and non-assessable shares of common stock. As of June 30, 2022, the First April 2022 Note had an outstanding principal balance of $100,000 and accrued interest of $1,885. The First April 2022 Note is reflected in the accompanying unaudited balance sheet at $14,424 as a long-term convertible note payable – related party, net of discount in the amount of $85,576 (see Note 8) as of June 30, 2022.

On May 9, 2022, the Company entered into a Securities Purchase Agreement (“May 2022 SPA”) with a related party, who is an affiliate stockholder (“May 2022 Investor”), to purchase four convertible notes for an aggregate investment amount of $1,000,000 (collectively as “May 2022 Notes”) and accompanying warrants to purchase shares of common stock equal to 20% of the number of the total shares of common stock issuable upon the conversion of the May 2022 Notes (collectively as “May 2022 Warrants”). The first note issued on May 9, 2022, had a principal balance of $250,000 and accompanying warrants to purchase up to 10,504,202 shares of common stock. The second note issued on May 24, 2022, had a principal balance of $250,000 and accompanying warrants to purchase up to 10,504,202 shares of common stock. The third note issued on June 10, 2022, had a principal balance of $250,000 and accompanying warrants to purchase up to 10,504,202 shares of common stock. The Company received $750,000 in aggregate proceeds from the May 2022 Notes. The May 2022 Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the May 2022 Notes)) and mature on April 1, 2027. The May 2022 Warrants are exercisable at any time and expire on April 1, 2027. The May 2022 Warrants were valued at $142,489 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the May 2022 Notes. The May 2022 Notes and May 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment). The May 2022 Notes and May 2022 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the May 2022 Notes and May 2022 Warrants. The conversion and exercise price of the May 2022 Notes and May 2022 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. For so long as the May 2022 Warrants remains outstanding and until the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the agreement); (i) if the Company issues warrants to investors in an offering of common stock or of any equity linked security (each a “Subsequent Offering”), and such warrants equal more than 20% warrant coverage, then a number of additional shares will be added to the May 2022 Warrants such that the May 2022 Warrants shall equal the same percentage of the warrant coverage offered to the investors in the Subsequent Offering and; (ii) if the Company issues warrants in a Subsequent Offering which may be exercised by means of a cashless exercises, then the May 2022 Warrants shall be exercisable by the same cashless exercise feature of the warrants issued in the Subsequent Offering. The Company may prepay the May 2022 Notes at any time at an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the May 2022 Investor, the May 2022 Notes can be converted in whole or in part at any time and from time to time. Further, upon maturity the Company may pay the outstanding balance of the May 2022 Notes in cash or convert it into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange, the conversion amount (as defined in the May 2022 Notes) shall automatically be converted into fully-paid and non-assessable shares of common stock. As of June 30, 2022, the May 2022 Notes had an aggregate outstanding principal balance of $750,000 and accrued interest of $5,973. The May 2022 Notes are reflected in the accompanying unaudited balance sheet at $610,743 as a long-term convertible note payable – related party, net of discount in the amount of $139,257 (see Note 8) as of June 30, 2022.

On June 15, 2022, the Company closed a Securities Purchase Agreement (“June 2022 SPA”) with a related party, Danica Holly, who is a member of the board of directors (“Investor”), to purchase a convertible note with principal of $50,000 (“June 2022 Note”) with accompanying warrants to purchase 2,100,840 shares of common stock (“June 2022 Warrants”). The Company received net proceeds of $50,000 on June 15, 2022. The June 2022 Warrants were valued at $5,924 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the June 2022 Note. The June 2022 Warrants are exercisable at any time and expire on April 1, 2027. The June 2022 Note bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the June 2022 Note)) and matures on April 1, 2027. The June 2022 Note and June 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment). The June 2022 Note and June 2022 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the June 2022 Note and June 2022 Warrants. The conversion and exercise price of the June 2022 Note and June 2022 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. For so long as the June 2022 Warrants remains outstanding and until the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the agreement); (i) if the Company issues warrants to investors in an offering of common stock or of any equity linked security (each a “Subsequent Offering”), and such warrants equal more than 20% warrant coverage, then a number of additional shares will be added to the June 2022 Warrants such that the June 2022 Warrants shall equal the same percentage of the warrant coverage offered to the investors in the Subsequent Offering and; (ii) if the Company issues warrants in a Subsequent Offering which may be exercised by means of a cashless exercises, then the June 2022 Warrants shall be exercisable by the same cashless exercise feature of the warrants issued in the Subsequent Offering. The Company may prepay the June 2022 Note at any time at an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the Investor, the June 2022 Note can be converted in whole or in part at any time and from time to time. Further, upon maturity the Company may pay the outstanding balance of the June 2022 Note in cash or convert it into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange, the conversion amount (as defined in the June 2022 Note) shall automatically be converted into fully-paid and non-assessable shares of common stock. As of June 30, 2022, the June 2022 Note had an outstanding principal balance of $50,000 and accrued interest of $164. The June 2022 Note are reflected in the accompanying unaudited balance sheet at $44,127 as a long-term convertible note payable – related party, net of discount in the amount of $5,873 (see Note 8) as of June 30, 2022.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Convertible Debt

On November 1, 2021, the Company entered into a Securities Purchase Agreement (“Second November 2021 SPA”) with an investor (“Second November 2021 Investor”) to purchase two convertible notes (collectively as “Second November 2021 Notes”) and two accompanying warrants (collectively as “Second November 2021 Warrants”), for an aggregate investment amount of $500,000. The first note, issued on November 1, 2021, had a principal balance of $250,000 and accompanying warrants to purchase up to 13,661,203 shares of common stock. The second note issued on December 1, 2021, had a principal balance of $250,000 and accompanying warrants to purchase up to 13,661,203 shares of common stock. The Company received $500,000 in aggregate proceeds from the Second November 2021 Notes. The Second November 2021 Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Second November 2021 Notes)) and mature on November 1, 2026. The Second November 2021 Warrants are exercisable at any time and expire on November 1, 2026. The Second November 2021 Warrants to purchase up to 27,322,406 shares of common stock were valued at $495,560 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the Second November 2021 Notes. The Second November 2021 Notes and Second November 2021 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment). The Second November 2021 Notes and Second November 2021 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the Second November 2021 Notes and Second November 2021 Warrants. The conversion and exercise price of the Second November 2021 Notes and Second November 2021 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. The Company may prepay the Second November 2021 Notes at any time in an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the Second November 2021 Investor, the Second November 2021 Notes can be converted in whole or in part at any time and from time to time. Further, upon maturity the Company may pay the outstanding balance of the Second November 2021 Notes in cash or convert it into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the Second November 2021 Notes), the conversion amount shall automatically be converted into fully-paid and non-assessable shares of common stock. The Company shall not effect the conversion of any of the Second November 2021 Notes held by the Second November 2021 Investor, and the Second November 2021 Investor shall not have the right to convert any of the Second November 2021 Notes and any such conversion shall be null and void and treated as if never made, to the extent that after giving effect to such conversion, such restricted holder would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to such conversion (which provision may be increased to a maximum of 9.9% by written notice from the Second November 2021 Investor to the Company, which notice shall be effective 61 calendar days after the date of such notice).

On January 26, 2022, a notice and request for consent regarding a change in offering terms was sent by the Company to the Second November 2021 Investor. Upon the approval of the Second November 2021 Investor, the Company modified the terms of the Second November 2021 SPA which increased the warrants issuable from 20% to100% of the common stock issuable upon conversion of the notes purchased. As a result, the Second November 2021 Investor received additional cashlessly-exercisable warrants equal to 80% of the common stock issuable upon conversion of the Second November 2021 Notes. The Company issued additional warrants to purchase up to 109,289,616 shares of common stock to the Second November 2021 Investor which increased the total relative fair value of all warrants in total by $22,429 recorded as debt discount which is being amortized over the life of the Second November 2021 Notes (see Note 9). The modification of the Second November 2021 SPA did not meet the requirements of a debt extinguishment under ASC 470-50 - Debt Modifications and Exchanges; however it represented a substantial modification whereby the Second November 2021 Investor received a substantial amount of additional warrants for the same principal amount of investment hence it was accounted for, in substance, as a debt modification ASC 470-50 and no gain or losses was recognized. As of June 30, 2022, the Second November 2021 Notes had an outstanding principal balance of $500,000 and accrued interest of $24,438. The Second November 2021 Notes are reflected in the accompanying unaudited balance sheet at $44,087 as a long-term convertible note payable, net of discount in the amount of $455,913 as of June 30, 2022.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

On November 1, 2021, the Company entered into a Securities Purchase Agreement (“Third November 2021 SPA”) with an investor (“Third November 2021 Investor”) to purchase two convertible notes (collectively as “Third November 2021 Notes”) and two accompanying warrants (collectively as “Third November 2021 Warrants”), for an aggregate investment amount of $500,000. The first note issued on November 1, 2021, had a principal balance of $250,000 and accompanying warrants to purchase up to 13,661,203 shares of common stock. The second note issued on December 1, 2021, had a principal balance of $250,000 and accompanying warrants to purchase up to 13,661,203 shares of common stock. The Company received $500,000 in aggregate proceeds from the Third November 2021 Notes. The Third November 2021 Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Third November 2021 Notes)) and mature on November 1, 2026. The Third November 2021 Warrants are exercisable at any time and expire on November 1, 2026. The Third November 2021 Warrants to purchase up to 27,322,406 shares of common stock were valued at $495,560 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the Third November 2021 Notes. The Third November 2021 Notes and Third November 2021 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment). The Third November 2021 Notes and Third November 2021 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the Third November 2021 Notes and Third November 2021 Warrants. The conversion and exercise price of the Third November 2021 Notes and Third November 2021 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. The Company may prepay the Third November 2021 Notes at any time in an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the Third November 2021 Investor, the Third November 2021 Notes can be converted in whole or in part at any time and from time to time. Further, upon maturity the Company may pay the outstanding balance of the Third November 2021 Notes in cash or convert it into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the Third November 2021 Notes), the Conversion Amount shall automatically be converted into fully paid and non-assessable shares of common stock. The Company shall not effect the conversion of any of the Third November 2021 Notes held by the Third November 2021 Investor, and the Third November 2021 Investor shall not have the right to convert any of the Third November 2021 Notes and any such conversion shall be null and void and treated as if never made, to the extent that after giving effect to such conversion, such restricted holder would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to such conversion (which provision may be increased to a maximum of 9.9% by written notice from the Third November 2021 Investor to the Company, which notice shall be effective 61 calendar days after the date of such notice).

On January 26, 2022, a notice and request for consent regarding a change in offering terms was sent by the Company to the Third November 2021 Investor. Upon the approval of the Third November 2021 Investor, the Company modified the terms of the Third November 2021 SPA which increased the warrants issuable from 20% to100% of the common stock issuable upon conversion of the notes purchased. As a result, the Third November 2021 Investor received additional cashlessly-exercisable warrants equal to 80% of the common stock issuable upon conversion of the Third November 2021 Notes. The Company issued additional warrants to purchase up to 109,289,616 shares of common stock to the Third November 2021 Investor which increased the total relative fair value of all warrants in total by $22,429 recorded as debt discount which is being amortized over the life of the Third November 2021 Notes (see Note 9). The modification of the Third November 2021 SPA did not meet the requirements of a debt extinguishment under ASC 470-50 - Debt Modifications and Exchanges; however it represented a substantial modification whereby the Third November 2021 Investor received a substantial amount of additional warrants for the same principal amount of investment, hence it was accounted for, in substance, as a debt modification ASC 470-50 and no gain or losses was recognized. As of June 30, 2022, the Third November 2021 Notes had an outstanding principal balance of $500,000 and accrued interest of $24,329. The Third November 2021 Notes are reflected in the accompanying unaudited balance sheet at $44,087 as a long-term convertible note payable, net of discount in the amount of $455,913 as of June 30, 2022.

On January 27, 2022, the Company entered into a Securities Purchase Agreement (“First January 2022 SPA”) with an investor (“First January 2022 Investor”) to purchase a convertible note with a principal balance of $500,000 (“First January 2022 Note”) with the Company receiving $500,000 in proceeds and accompanying warrants to purchase up to 136,612,022 shares of common stock (“First January 2022 Warrants”). The First January 2022 Note bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the First January 2022 Note)) and mature on November 1, 2026. The First January 2022 Warrants are exercisable at any time and expire on November 1, 2026. The First January 2022 Warrants to purchase up to 136,612,022 shares of common stock were valued at $472,403 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the First January 2022 Note. The First January 2022 Note and First January 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment). The First January 2022 Note and First January 2022 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the First January 2022 Note and First January 2022 Warrants include. The conversion and exercise price of the First January 2022 Note and First January 2022 Warrants include are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. The Company may prepay the First January 2022 Note at any time in an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the First January 2022 Investor, the First January 2022 Note can be converted in whole or in part at any time and from time to time). Further, upon maturity the Company may pay the outstanding balance of the First January 2022 Note in cash or convert it into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the First January 2022 Note), the conversion amount shall automatically be converted into fully-paid and non-assessable shares of common stock. The Company shall not effect any conversion of the First January 2022 Note and the First January 2022 Investor shall not have the right to convert any amount of the First January 2022 Note and any such conversion shall be null and void and treated as if never made, to the extent that after giving effect to such conversion, such restricted holder would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to such conversion (which provision may be increased to a maximum of 9.9% by such First January 2022 Investor by written notice from the First January 2022 Investor to the Company, which notice shall be effective 61 calendar days after the date of such notice. As of June 30, 2022, the First January 2022 Note had an outstanding principal balance of $500,000 and accrued interest of $16,877. The First January 2022 Note is reflected in the accompanying unaudited balance sheet at $45,712 as a long-term convertible note payable, net of discount in the amount of $454,288 as of June 30, 2022.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

On January 31, 2022, the Company entered into a Securities Purchase Agreement (“Second January 2022 SPA”) with an investor (“Second January 2022 Investor”) to purchase a convertible note with principal balance of $500,000 (“Second January 2022 Note”) with the Company receiving $500,000 in proceeds and accompanying warrants to purchase up to 136,612,022 shares of common stock (“Second January 2022 Warrants”). The Second January 2022 Note bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Second January 2022 Note)) and mature on November 1, 2026. The Second January 2022 Warrants are exercisable at any time and expire on November 1, 2026. The Second January 2022 Warrants to purchase up to 136,612,022 shares of common stock were valued at $469,810 using the relative fair value method and recorded as a debt discount which is being amortized over the life of the Second January 2022 Note. The Second January 2022 Note and Second January 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment). The Second January 2022 Note and Second January 2022 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the Second January 2022 Note and Second January 2022 Warrants. The conversion and exercise price of the Second January 2022 Note and Second January 2022 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. The Company may prepay the Second January 2022 Note at any time in an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the Second January 2022 Investor, the Second January 2022 Note can be converted in whole or in part at any time and from time to time. Further, upon maturity the Company may pay the outstanding balance of the Second January 2022 Note in cash or convert it into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the Second January 2022 Note), the conversion amount shall automatically be converted into fully-paid and non-assessable shares of common stock. The Company shall not effect the conversion of any of the Second January 2022 Note held by the Second January 2022 Investor, and the Second January 2022 Investor shall not have the right to convert any of the Second January 2022 Note and any such conversion shall be null and void and treated as if never made, to the extent that after giving effect to such conversion, such restricted holder would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to such conversion (which provision may be increased to a maximum of 9.9% by such Second January 2022 Investor by written notice from the Second January 2022 Investor to the Company, which notice shall be effective 61 calendar days after the date of such notice. As of June 30, 2022, the Second January 2022 Note had an outstanding principal balance of $500,000 and accrued interest of $16,438. The Second January 2022 Note is reflected in the accompanying unaudited balance sheet at $44,799 as a long-term convertible note payable, net of discount in the amount of $455,201 as of June 30, 2022.

During April 2022, the Company entered into a Securities Purchase Agreement (“Second April 2022 SPA”) with various investors (“Investors”), to purchase convertible notes for an aggregate investment amount of $425,000 (collectively as “Second April 2022 Notes”) with the Company receiving $425,000 of proceeds and accompanying warrants to purchase up to an aggregate of 17,857,144 shares of common stock (collectively as “Second April 2022 Warrants”). The Second April 2022 Warrants were valued at $335,593 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the Second April 2022 Notes. The Second April 2022 Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Second April 2022 Notes)) and matures on April 1, 2027. The Second April 2022 Warrants are exercisable at any time and expire on April 1, 2027. The Second April 2022 Notes and Second April 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment). The Second April 2022 Notes and Second April 2022 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the Second April 2022 Notes and Second April 2022 Warrants. The conversion and exercise price of the Second April 2022 Notes and Second April 2022 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. For so long as the Second April 2022 Warrants remains outstanding and until the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the agreement); (i) if the Company issues warrants to investors in an offering of common stock or of any equity linked security (each a “Subsequent Offering”), and such warrants equal more than 20% warrant coverage, then a number of additional shares will be added to the Second April 2022 Warrants such that the Second April 2022 Warrants shall equal the same percentage of the warrant coverage offered to the investors in the Subsequent Offering and; (ii) if the Company issues warrants in a Subsequent Offering which may be exercised by means of a cashless exercises, then the Second April 2022 Warrants shall be exercisable by the same cashless exercise feature of the warrants issued in the Subsequent Offering. The Company may prepay the Second April 2022 Notes at any time at an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the Investors, the Second April 2022 Notes can be converted in whole or in part at any time and from time to time. Further, upon maturity the Company may pay the outstanding balance of the Second April 2022 Notes in cash or convert it into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange, the conversion amount (as defined in the Second April 2022 Notes) shall automatically be converted into fully-paid and non-assessable shares of common stock. As of June 30, 2022, the Second April 2022 Notes had an aggregate outstanding principal balance of $425,000 and accrued interest of $7,140. The Second April 2022 Notes are reflected in the accompanying unaudited balance sheet at $103,782 as a long-term convertible note payable, net of discount in the amount of $321,218 as of June 30, 2022.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Notes Payable - Related Party

On April 26, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for a principal amount of $100,000. The Company received proceeds of $100,000. The note bears an annual interest rate of 1%, matures on April 1, 2022 and can be prepaid in whole or in part without penalty. Pursuant to the note, the Company has a 90-day grace period following the maturity date after which the lender shall charge a late payment fee equal to 1% of the outstanding principal balance and cost of collection, including legal fees. As of September 30, 2021, the note had an outstanding principal balance of $100,000 and accrued interest of $428 (see Note 8 and see amendment below).

On October 21, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for a principal amount of $150,000. The Company received proceeds of $150,000. The note bore an annual interest rate of 1%, matured on December 1, 2021 and could have been prepaid in whole or in part without penalty. Pursuant to the note, the Company has a 90-day grace period following the maturity date after which the lender was permitted to charge a late payment fee equal to 1% of the outstanding principal balance and cost of collection, including legal fees. During the nine months ended June 30, 2022, the Company fully paid the outstanding balance on the note. As of June 30, 2022, the note had no outstanding balance (see Note 8).

On May 5, 2022, the Company and Jeffrey Busch (collectively as “Parties”) amended the April 26, 2021 note (discussed above) with principal amount of $100,000 (discussed above) (“Original Note”) pursuant to which the Parties increased the principal amount to $350,000 (“New Note”) with the Company receiving additional $250,000 of proceeds and added a contingent conversion feature. The New Note bears an annual interest rate of 1% (which shall increase to 2% in an event of a default) and matures on May 5, 2024. The New Note may not be prepaid and is only convertible upon an occurrence of a public offering. The outstanding principal plus any unpaid accrued interest (“Conversion Amount”) of the New Note is convertible into shares of common stock at the price for which the common stock was sold in the public offering. Pursuant to ASC 470-50 - Debt Modifications and Exchanges, the amendment was accounted for as a debt extinguishment because the contingent conversion feature added to the New Note resulted in a substantial modification of the Original Note. No gain or loss was recognized in connection with the debt extinguishment. As of June 30, 2022, the New Note had an outstanding principal balance of $350,000, reflected as notes payable – related party in the accompanying unaudited balance sheet since the conditions for its contingent conversion has not yet been met, and accrued interest of $1,650 (see Note 8).

Note Payable

In September 2017, the Company entered into a note agreement with a third-party investor. Pursuant to the note, the Company borrowed a principal amount of $1,000. The note bears an annual interest rate of 33.3%, is unsecured and in default due to non-payment of the balance pursuant to the repayment terms. As of June 30, 2022, the note had principal and accrued interest balances of $1,000 and $1,604, respectively.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Financing lease right-of-use assets (“Financing ROU”) is summarized below:

	June 30, 2022	September 30, 2021
	(Unaudited)
Financing ROU assets	$231,841	$231,841
Less accumulated depreciation	(155,295)	(120,518)
Balance of Financing ROU assets	$76,546	$111,323

For the three months ended June 30, 2022 and 2021, depreciation expense related to Financing ROU assets amounted to $11,593 for both periods.

For the nine months ended June 30, 2022 and 2021, depreciation expense related to Financing ROU assets amounted to $34,777 for both periods.

Financing lease liability related to the Financing ROU assets is summarized below:

	June 30, 2022	September 30, 2021
	(Unaudited)
Financing lease payables for equipment	$231,841	$231,841
Total financing lease payables	231,841	231,841
Payments of financing lease liabilities	(130,968)	(95,726)
Total	100,873	136,115
Less: short term portion	(52,351)	(47,730)
Long term portion	$48,522	$88,385

Future minimum lease payments under the financing lease agreements at June 30, 2022 are as follows:

Years ending September 30,	Amount
(Unaudited)
2022	$15,321
2023	53,787
2024	40,875
2025	4,185
Total minimum financing lease payments	114,168
Less: discount to fair value	(13,295)
Total financing lease payable at June 30, 2022	$100,873

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

For the nine months ended June 30, 2022, lease costs amounted to $151,180 which included base lease costs of $86,677 and other expenses of $64,503, all of which were expensed during the period and included in general and administrative expenses on the accompanying unaudited statements of operations.

Operating Right-of-use asset (“ROU”) is summarized below:

	June 30, 2022	September 30, 2021
	(Unaudited)
Operating office lease	$1,212,708	$231,337
Less accumulated reduction	(45,517)	(62,673)
Balance of Operating ROU asset	$1,167,191	$168,664

Operating lease liability related to the ROU asset is summarized below:

	June 30, 2022	September 30, 2021
	(Unaudited)
Operating office lease	$1,212,708	$231,337
Total operating lease liability	1,212,708	231,337
Reduction of operating lease liability	(23,989)	(54,444)
Total	1,188,719	176,893
Less: short term portion	(24,181)	(42,411)
Long term portion	$1,164,538	$134,482

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Future base lease payments under the non-cancellable operating lease at June 30, 2022 are as follows:

Years ending September 30,	Amount
(Unaudited)
2022	$29,146
2023	119,310
2024	122,893
2025	126,580
2026	130,377
2027 and thereafter	1,549,130
Total minimum non-cancellable operating lease payments	2,077,436
Less: discount to fair value	(888,717)
Total operating lease liability at June 30, 2022	$1,188,719

NOTE 8 – RELATED-PARTY TRANSACTIONS

Effective January 1, 2021, the Company entered into a consulting agreement with Mr. Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor. The agreement was effective for a period of twelve months, commencing on January 1, 2021 and shall renew on a month-to month basis, subject to the right of the Company and Mr. Kucharchuk to terminate the agreement pursuant to the agreement. Pursuant to the agreement, Mr. Kucharchuk shall be paid $2,000 per month. As of June 30, 2022 and September 30, 2021, the Company recorded accrued consulting fees in the amount of $0 and $18,000, respectively, reflected as accrued liabilities – related party in the accompanying unaudited balance sheet (see Note 10). As of June 30, 2022, the Company had an accounts payable – related payable balance of $6,000 related to this consulting agreement.

On April 26, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for a principal balance of $100,000 (see Note 6). On May 5, 2022, the parties amended the April 26, 2021 note pursuant to which the principal amount was increased to $350,000 (“New Note”) with the Company receiving additional $250,000 of proceeds and added a conversion feature. The New Note bears an annual interest rate of 1% (which shall increase to 2% in an event of a default) and matures on May 5, 2024. As of June 30, 2022, the New Note had an outstanding principal balance of $350,000, reflected as notes payable – related party in the accompanying unaudited balance sheet since the conditions for its contingent conversion has not yet been met, and accrued interest of $1,650 (see Note 6).

On May 12, 2021, the Company and the May 2021 Investor entered into a May 2021 SPA to purchase a convertible May 2021 Note and with principal value of $1,000,000 and accompanying May 2021 Warrants (see Note 6). In connection with the Company’s obligations under the May 2021 Note, the Company entered into a security agreement with the May 2021 Investor as agent, pursuant to which the Company granted a lien on the laboratory equipment of the Company, for the benefit of the related party. As of June 30, 2022, the May 2021 Note had an outstanding principal balance of $1,000,000 and accrued interest of $4,932 (see Note 6).

On October 21, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for a principal balance of $150,000. During the nine months ended June 30, 2022, the Company fully paid the outstanding balance on the note. As of June 30, 2022, the note had no outstanding balance (see Note 6).

On November 1, 2021, pursuant to the First November 2021 SPA the First November 2021 Investor purchased three notes with aggregate principal of $1,000,000 with accompanying First November 2021 Warrants to purchase up to an aggregate of 54,644,811 shares of common stock. As of June 30, 2022, the First November 2021 Notes had an outstanding principal balance of $1,000,000 and accrued interest of $6,575 (see Note 6).

On January 26, 2022, a notice and request for consent regarding a change in offering terms was sent by the Company to the First November 2021 Investor. Upon the approval of the First November 2021 Investor, the Company modified the terms of the First November 2021 SPA which increased the warrants issuable from 20% to100% of the common stock issuable upon conversion of the notes purchased. As a result, the First November 2021 Investor received additional cashlessly-exercisable warrants equal to 80% of the common stock issuable upon conversion of the First November 2021 Notes. The Company issued additional warrants to purchase up to 218,579,234 shares of common stock to the First November 2021 Investor which increased the total relative fair value of all warrants in total by $34,630 recorded as debt discount which is being amortized over the life of the First November 2021 Notes (see Note 6 and 9).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

On April 5, 2022, pursuant to the First April 2022 SPA, Matthew Schwartz, a member of the Board of Directors and a related party, purchased a convertible note with principal of $100,000 with accompanying First April 2022 Warrants to purchase 4,201,681 shares of common stock. The Company received net proceeds of $100,000 on March 24, 2022. As of June 30, 2022, the First April 2022 Note had an outstanding principal balance of $100,000 and accrued interest of $1,885 (see Note 6).

On May 9, 2022, pursuant to the May 2022 SPA the May 2022 Investor purchased four convertible notes for an aggregate investment amount of $1,000,000 with accompanying May 2022 Warrants to purchase shares of common stock equal to 20% of the number of the total shares of common stock issuable upon the conversion of the May 2022 Notes. During the nine months ended June 30, 2022, The Company received an aggregate of $750,000 of proceeds and issued an aggregate of 21,008,404 of the May 2022 Warrants. As of June 30, 2022, the May 2022 Notes had an aggregate outstanding principal balance of $750,000 and accrued interest of $5,973 (see Note 6).

On June 15, 2022, pursuant to the June 2022 SPA, Danica Holley, a member of the Board of Directors and a related party, purchased a convertible note with principal of $50,000 with accompanying June 2022 Warrants to purchase 2,100,840 shares of common stock. As of June 30, 2022, the June 2022 Note had an outstanding principal balance of $50,000 and accrued interest of $164 (see Note 6).

During the nine months ended June 30, 2022, the Company advanced a total of $13,883 to a related party, which is an affiliate entity. As of June 30, 2022 and September 30, 2021, the Company had related party receivable balances of $35,594 and $21,711, respectively, reflected in the accompanying unaudited balance sheets as other receivable.

As of June 30, 2022 and September 30, 2021, the Company owed several executives and directors for expense reimbursements and consulting fees in the aggregate amount of $6,000 and $3,714, respectively, which is reflected on the accompanying unaudited balance sheet as accounts payable – related party.

At June 30, 2022 and September 30, 2021, net amount due to related parties consisted of the following:

	June 30, 2022	September 30, 2021
	(Unaudited)
Convertible notes principal – related party	$2,900,000	$1,000,000
Discount on convertible notes - related party	(1,925,238)	(935,019)
Note payable principal – related party	350,000	100,000
Consulting fee – related party	—	18,000
Accounts payable – related party	6,000	3,714
Other receivable - related party	(35,594)	(21,711)
Total	$1,295,168	$164,984

NOTE 9 – STOCKHOLDERS’ DEFICIT

Shares Authorized

On September 22, 2020, the Company filed with the Nevada Secretary of State, an amendment to its Articles of Incorporation to change its name from “OncBioMune Pharmaceutical, Inc.” to “Theralink Technologies, Inc.” and increase its authorized shares of common stock from 6,666,667 shares of common stock at $0.0001 per share par value to 12,000,000,000 shares of common stock at $0.0001 per share par value, effective September 24, 2020.

On July 1, 2022, the Company filed with the Nevada Secretary of State, an amendment to its Articles of Incorporation to increase its authorized shares of common stock from 12,000,000,000 shares to 100,000,000,000 shares of common stock at $0.0001 per share par value.

Series A Preferred Stock

As of June 30, 2022 and September 30, 2021, there were 667 shares of the Company’s Series A Preferred Stock issued and outstanding held by a former member of the Board of Directors.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Series C-1 Preferred Stock

During the nine months ended June 30, 2022, various holders of the Series C-1 Preferred Stock converted an aggregate of 1,923 shares of Series C-1 Preferred Stock into 288,637,529 shares of the Company’s common stock (see below – Common Stock Issued Upon Conversion of Series C-1 Preferred Stock).

As of June 30, 2022 and September 30, 2021, the Company had 1,043 and 2,966 shares of Series C-1 Preferred Stock, respectively, issued and outstanding.

Series C-2 Preferred Stock

During the nine months ended June 30, 2022, a holder of the Series C-2 Preferred Stock converted 1,880 shares of Series C-1 Preferred Stock into 280,475,491 shares of the Company’s common stock (see below – Common Stock Issued Upon Conversion of Series C-2 Preferred Stock).

As of June 30, 2022 and September 30, 2021, the Company had 3,037 and 4,917 shares of Series C-2 Preferred Stock, respectively, issued and outstanding.

Series E Preferred Stock

On September 15, 2020, the Company filed a Certificate of Designation, Preferences and Rights of Series E Preferred Stock (the “Series E Certificate of Designation”) with the Nevada Secretary of the State to designate 2,000 shares of its previously authorized preferred stock as Series E Preferred Stock, par value $0.0001 per share and a stated value of $2,000 per share. The Series E Certificate of Designation and its filing were approved by the Company’s Board of Directors without stockholder approval as provided for in the Company’s Articles of Incorporation and under Nevada law. The holders of shares of Series E Preferred Stock have the following preferences and rights:

●	From the initial issuance date, cumulative dividends on each share of Series E shall accrue, on a quarterly basis in arrears (with any partial quarter calculated on a pro-rata basis), at the rate of 8% per annum on the stated value, plus any additional amount thereon. Dividends shall be paid within 15 days after the end of each fiscal quarter (“Dividend Payment Date”), at the option of the Holder in cash or through the issuance of shares of common stock. In the event that the Holder elects to receive its dividends in shares of common stock the number of shares of common stock to be issued to each applicable Holder shall be determined by dividing the total dividend outstanding to such Holder by the average closing price of the common stock during the five trading days on the principal market prior to the dividend payment date.

●	Holders of shares of Series E Preferred Stock are entitled to dividends or distributions on each share on an “as converted” into common stock basis, if, as and when declared from time to time by the Board of Directors.

●	Each share of Series E Preferred Stock is convertible into shares of common stock any time after the initial issuance date at the conversion price which is the lesser of: (i) $0.00375 or (ii) 75% of the average closing price of the common stock during the prior five trading days on the principal market, subject to adjustment as provided in the Series E Certificate of Designation including a price protection provision for offerings below the conversion price, provided, however, the conversion price shall never be less than $0.0021. The number of shares of common stock issuable upon conversion shall be determined by multiplying the number of outstanding shares by the stated value per share of $2,000 plus accrued dividends and dividing that number by the conversion price.

●	In connection with, (i) a Change of Control of the Company or (ii) on the closing of, a Qualified Public Offering by the Company, all of the outstanding shares of Series E (including any fraction of a share) shall automatically convert into an aggregate number of shares of common stock (including any fraction of a share) by multiplying the number of outstanding shares by the stated value per share of $2,000 plus accrued dividends and dividing that number (including any fraction of a share) by the lesser of: (i) $0.00375 or (ii) 75% of the average closing price of the common stock during the prior five trading days on the principal market, subject to adjustment as provided in the Series E Certificate of Designation including a price protection provision for offerings below the conversion price. However, the conversion price shall never be less than $0.0021. If a closing of a Change of Control transaction or a Qualified Public Offering occurs, such automatic conversion of all of the outstanding shares of Series E shall be deemed to have been converted into shares of Common Stock immediately prior to the closing of such transaction or Qualified Public Offering.

●	In the event the Company issues or sells any securities including options or convertible securities, except for any Exempt Issuance (as defined in the Series E Certificate of Designation), at a price, an exercise price or conversion price of less than the conversion price, then upon such issuance or sale, the Series E Preferred Stock conversion price shall be reduced to the sale price or the exercise price or conversion price of the securities sold.

●	Holders of Series E Preferred Stock have no voting rights.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

During the year ended September 30, 2021, the issuance of Series F Preferred Stock triggered the price protection clause in the Series E Preferred Stock. Thus, the conversion price of the Series E Preferred Stock was reduced from $0.00375 to $0.00313 on that date.

During the three and nine months ended June 30, 2022, the Company recorded dividends related to the Series E Preferred Stock in the amount of $39,890 and $119,671, respectively. During the three and nine months ended June 30, 2021, the Company recorded dividends related to the Series E Preferred Stock in the amount of $39,452 and $119,561, respectively.

As of June 30, 2022 and September 30, 2021, dividend payable balances were $13,151 and $13,151, respectively, reflected in the accompanying unaudited balance sheet in accrued liabilities instead of temporary equity.

As of June 30, 2022 and September 30, 2021, the Company had 1,000 shares of Series E Preferred Stock issued and outstanding classified as temporary equity in the accompanying unaudited balance sheets.

Series F Preferred Stock

On July 30, 2021, the Company filed a Certificate of Designation, Preferences and Rights of Series F Preferred Stock (the “Series F Certificate of Designation”), with the Nevada Secretary of State to designate 1,000 shares of its previously authorized preferred stock as Series F Preferred Stock, par value $0.0001 per share and a stated value of $2,000 per share. The Series F Certificate of Designation and its filing were approved by the Company’s Board of Directors without stockholder approval as provided for in the Company’s Articles of Incorporation and under Nevada law. The holders of shares of Series F Preferred Stock have the following preferences and rights:

●	From the Initial Issuance Date, cumulative dividends on each share of Series F shall accrue, on a monthly basis in arrears (with any partial month being made on a pro-rata basis), at the rate of 8% per annum on the stated value, plus any additional amount thereon. Dividends shall be paid within 15 days after the end of each month (“Dividend Payment Date”), at the option of the Holder in cash or through the issuance of shares of common stock. In the event that the Holder elects to receive its dividends in shares of common stock the number of shares of common stock to be issued to each applicable Holder shall be determined by dividing the total dividend payable to such Holder by the average closing price of the common stock during the five trading days on the principal market prior to the dividend payment date.

●	Holders of shares of Series F Preferred Stock are entitled to dividends or distributions on each share on an “as converted” into common stock basis, if, as and when declared from time to time by the Board of Directors.

●	Each share of Series F Preferred Stock is convertible into shares of common stock any time after the initial issuance date at the conversion price which is the lesser of: (i) $0.00313 or (ii) 75% of the average closing price of the common stock during the prior five trading days on the principal market, subject to adjustment as provided in the Series F Certificate of Designation including a price protection provision for offerings below the conversion price,provided, however, the conversion price shall never be less than $0.0016. The number of shares of common stock issuable upon conversion shall be determined by multiplying the number of outstanding shares by the stated value per share of $2,000 plus additional amount by the conversion price.

●	In connection with, (i) a Change of Control of the Company or (ii) on the closing of, a Qualified Public Offering by the Company, all of the outstanding shares of Series F Preferred Stock (including any fraction of a share) shall automatically convert along with the additional amount into an aggregate number of shares of common stock (including any fraction of a share) as is determined by dividing the number of shares of Series F Preferred Stock (including any fraction of a share) by the automatic conversion price then in effect. If a closing of a Change of Control transaction or a Qualified Public Offering occurs, such automatic conversion of all of the outstanding shares of Series F Preferred Stock shall be deemed to have been converted into shares of common stock immediately prior to the closing of such transaction or Qualified Public Offering.

●	In the event the Company issues or sells any securities including options or convertible securities, except for any Exempt Issuance (as defined in the Series F Certificate of Designation), at a price, an exercise price or conversion price of less than the conversion price, then upon such issuance or sale, the Series F Preferred Stock conversion price shall be reduced to the sale price, or the exercise price or conversion price of the securities sold.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

●	Series F Preferred Stock shall rank pari passu with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company with the Series C-1 Preferred Stock of the Company, the Series C-2 Preferred Stock of the Company, and the Series E Preferred Stock of the Corporation (the “Parity Stock”), and all other shares of capital stock of the Company shall be junior in rank to all Series F shares with respect to the preferences as to dividends (except for the common stock, which shall be pari passu as provided in the Series F Certificate of Designation), distributions and payments upon the liquidation, dissolution and winding up of the Company (such junior stock is referred to herein collectively as “Junior Stock”). The rights of all such Junior Stock shall be subject to the rights, powers, preferences and privileges of the Series F Preferred Stock. Without limiting any other provision of the Series F Certificate of Designation, without the prior express consent of the Required Holder, the Company shall not hereafter authorize or issue any additional or other shares of capital stock that is (i) of senior rank to the Series F Preferred Stock in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company (collectively, the “Senior Preferred Stock”), or (ii) Parity Stock. Except as provided for in the Certificate of Designation, in the event of the merger or consolidation of the Company into another corporation, the Series F Preferred Stock shall maintain their relative rights, powers, designations, privileges and preferences provided for in the Certificate of Designation for a period of at least two years following such merger or consolidation and no such merger or consolidation shall cause result inconsistent therewith.

During the three and nine months ended June 30, 2022, the Company recorded dividends related to the Series F Preferred Stock in the amount of $19,945 and $59,836, respectively. During the three and nine months ended June 30, 2021, there were no recorded dividends related to the Series F Preferred Stock.

As of June 30, 2022 and September 30, 2021, dividend payable balances were $6,575 and $6,728, respectively, which were reflected in the accompanying unaudited balance sheet in accrued liabilities instead of temporary equity.

As of June 30, 2022 and September 30, 2021, the Company had 500 shares of Series F Preferred Stock issued and outstanding classified as temporary equity in the accompanying unaudited balance sheets.

Common Stock

Common Stock Issued Upon Conversion of Series C-1 Preferred Stock

●	During the nine months ended June 30, 2022, the Company issued an aggregate of 288,637,529 shares of the Company’s common stock to various investors upon their conversion of an aggregate of 1,923 shares of the Series C-1 Preferred Stock.

Common Stock Issued Upon Conversion of Series C-2 Preferred Stock

●	During the nine months ended June 30, 2022, the Company issued an aggregate of 280,575,491 shares of the Company’s common stock to an investor upon conversion of 1,880 shares of the Series C-2 Preferred Stock.

Common Stock Issued Upon Accounts Payable Settlements

●	During the nine months ended June 30, 2022, the Company issued an aggregate of 26,913,738 shares of the Company’s common stock to two consultants upon the close of their respective settlement agreements, dated October 18, 2021, to settle accounts payable balances in aggregate amount of $84,240 or $0.00313 per share, valued with the share price of common stock sold in private placements during the same period (see Note 10).

Common Stock Issued for Subscription Payable

●	During the nine months ended June 30, 2022, the Company issued an aggregate of 431,309,907 shares of the Company’s common stock to various investors in connection with the subscription payable aggregate amount of $1,350,000. The subscription payable resulted from Subscription Agreements entered into by the Company with several accredited investors, during the year ended September 30, 2021, to sell, in a private placement, an aggregate of 431,309,907 shares of its common stock, at a purchase price of $1,350,000 or $0.00313 per share (see Note 10).

As of June 30, 2022, the Company had 6,151,499,919 shares of common stock outstanding of which 47,923,323 have not yet been issued.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

On April 28, 2020, the Board approved the 2020 Equity Incentive Plan (“2020 Plan”), as amended on May 29, 2020. On April 18, 2022, the Board terminated the 2020 Plan and any shares reserved thereunder are no longer subject to reservation and the Company had no options issued and outstanding under the 2020 Plan.

On April 18, 2022, the Company’s Board of Directors (“Board”) and the shareholders approved the 2022 Equity Incentive Plan (“2022 Plan”) at which time the plan became effective. Upon the effective date of the 2022 Plan, 1,915,000,000 shares of the Company’s common stock were reserved for issuance under the 2022 Plan (“Reserved Share Amount”), subject to the adjustments described in the 2022 Plan, and such Reserved Share Amount, when issued in accordance with the 2022 Plan, shall be validly issued, fully paid, and non-assessable. Pursuant to the 2022 Plan, the option price of each incentive stock option (except those that constitute substitute awards) shall be at least the fair market value of a share on the grant date; provided, however, that in the event that a grantee is a ten percent stockholder as of the grant date, the option price of an incentive stock option shall be not less than 110% of the fair market value of a share on the grant date, in no case shall the option price of any option be less than the par value of a share. As of June 30, 2022, the Company had no options issued and outstanding under the 2022 Plan.

Warrants

On November 1, 2021, the Company issued the First November 2021 Warrants to purchase an aggregate of 54,644,811 shares of common stock. The First November 2021 Warrants are exercisable at any time at a price equal to $0.00366 per share (subject to adjustment) until November 1, 2026. The First November 2021 Warrants were valued at $990,048 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the First November 2021 Notes (see Note 6 and Note 8).

On November 1, 2021, the Company issued the Second November 2021 Warrants to purchase an aggregate of 27,322,406 shares of common stock. The Second November 2021 Warrants are exercisable at any time at a price equal to $0.00366 per share (subject to adjustment) until November 1, 2026. The Second November 2021 Warrants were valued at $495,560 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the Second November 2021 Notes (see Note 6).

On November 1, 2021, the Company issued the Third November 2021 Warrants to purchase an aggregate of 27,322,406 shares of common stock. The Third November 2021 Warrants are exercisable at any time at a price equal to $0.00366 per share (subject to adjustment) until November 1, 2026. The Third November 2021 Warrants were valued at $495,560 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the Third November 2021 Notes (see Note 6).

On January 26, 2022, the Company, upon the approval of the First November 2021 Investor, amended the First November 2021 SPA whereby the Company issued additional cashlessly-exercisable warrants to purchase 218,579,234 shares of common stock. As a result, the total relative fair value of all warrants in total increased by $34,630, recorded as debt discount, which is being amortized over the life of the First November 2021 Notes (see Note 6). These warrants are exercisable at a price equal to $0.00366 per share (subject to adjustment) until November 1, 2026.

On January 26, 2022, the Company, upon the approval of the Second November 2021 Investor, amended the Second November 2021 SPA whereby the Company issued additional cashlessly-exercisable warrants to purchase 109,289,616 shares of common stock. As a result, the total relative fair value of all warrants in total increased by $22,429, recorded as debt discount, which is being amortized over the life of the Second November 2021 Notes (see Note 6). These warrants are exercisable at a price equal to $0.00366 per share (subject to adjustment) until November 1, 2026.

On January 26, 2022, the Company, upon the approval of the Third November 2021 Investor, amended the Third November 2021 SPA whereby the Company issued additional cashlessly-exercisable warrants to purchase 109,289,616 shares of common stock. As a result, the total relative fair value of all warrants in total increased by $22,429, recorded as debt discount, which is being amortized over the life of the Third November 2021 Notes (see Note 6). These warrants are exercisable at a price equal to $0.00366 per share (subject to adjustment) until November 1, 2026.

On January 27, 2022, the Company issued the First January 2022 Warrants to purchase an aggregate of 136,612,022 shares of common stock. The First January 2022 Warrants are exercisable at any time at a price equal to $0.00366 per share (subject to adjustment) until November 1, 2026. The First January 2022 Warrants were valued at $472,403 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the First January 2022 Note (see Note 6).

On January 31, 2022, the Company issued the Second January 2022 Warrants to purchase an aggregate of 136,612,022 shares of common stock. The Second January 2022 Warrants are exercisable at any time at a price equal to $0.00366 per share (subject to adjustment) until November 1, 2026. The Second January 2022 Warrants were valued at $469,810 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the Second January 2022 Note (see Note 6).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

On January 31, 2022, the Company issued to two consultants an aggregate of 16,393,443 warrants as a placement fee in connection with the First January 2022 Note and Second January 2022 Note (collectively as “January 2022 Notes”) (see Note 6). These warrants are exercisable at a price equal to $0.00366 per share until November 1, 2024. These warrants were valued at $54,595 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the January 2022 Note.

On April 5, 2022, the Company issued the First April 2022 Warrants to purchase 4,201,681 shares of common stock. The First April 2022 Warrants are exercisable at any time at a price equal to $0.00476 per share (subject to adjustment) until April 1, 2027. The First April 2022 Warrants were valued at $89,815 using the relative fair value method and was recorded as debt discount which is being amortized over the life of the First April 2022 Note (see Note 6 and Note 8).

During April 2022, the Company issued the Second April 2022 Warrants to purchase an aggregate of 17,857,144 shares of common stock. The Second April 2022 Warrants are exercisable at any time at price equal to $0.00476 per share (subject to adjustment) until April 1, 2027. The Second April 2022 Warrants were valued at $335,593 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the Second April 2022 Notes (see Note 6).

On May 9, 2022, the Company issued the May 2022 Warrants to purchase an aggregate of 31,512,606 shares of common stock. The May 2022 Warrants are exercisable at any time at a price equal to $0.00476 per share (subject to adjustment) until April 1, 2027. The May 2022 Warrants were valued at $142,489 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the May 2022 Notes (see Note 6 and Note 8).

On June 15, 2022, the Company issued the June 2022 Warrants to purchase 2,100,840 shares of common stock. The June 2022 Warrants are exercisable at any time at a price equal to $0.00476 per share (subject to adjustment) until April 1, 2027. The June 2022 Warrants were valued at $5,924 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the June 2022 Note (see Note 6 and Note 8).

As of June 30, 2022, the Company had 1,876,207,963 warrants issued and outstanding.

Warrants activities for the nine months ended June 30, 2022 is summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Warrants	Price	Term (Years)	Value
Balance Outstanding at September 30, 2021	984,470,116	$0.0023	3.50	$—
Issued in connection with a convertible debt – related party (see Note 6 and Note 8)	311,039,172	$0.0038	4.39	$—
Issued in connection with a convertible debt (see Note 6)	580,698,675	0.0037	4.31	$—
Balance Outstanding at June 30, 222	1,876,207,963	$0.0030	3.51	$—
Exercisable at June 30, 222	1,672,006,282	$0.0031	3.56	$—

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Michael Ruxin, M.D.

On June 5, 2020, the Company and Dr. Michael Ruxin entered into an employment agreement (the “Ruxin Employment Agreement”) for Dr. Ruxin to serve as the Company’s Chief Executive Officer, President and a director.

The Ruxin Employment Agreement provides that Dr. Ruxin will be employed for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Dr. Ruxin will be entitled to receive an annual base salary of $300,000 and will be eligible for an annual discretionary bonus of 150% of such base salary. In the Ruxin Employment Agreement, Dr. Ruxin is entitled to, subject to the approval of the Board or a committee thereof, and under the 2020 Plan (i) a one-time grant of 49,047,059 Restricted Stock Units (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of common stock, both of which will be subject to the terms and conditions of the applicable award agreements when executed. Dr. Ruxin is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As of June 30, 2022, the RSUs and options have not yet been granted or issued as the Board and Dr. Ruxin have not yet agreed on the terms of the options. For the period of May 2021 through November 2021, Dr. Ruxin deferred 50% of his salary. As of June 30, 2022 and September 30, 2021, the Company had accrued payroll related to Dr. Ruxin’s salary deferment of $87,500 and $62,500, respectively.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Dr. Ruxin is an “at-will” employee and his employment may be terminated by the Company at any time, with or without cause. In the event Dr. Ruxin’s employment is terminated by the Company without Cause (as defined in the Ruxin Employment Agreement), with Good Reason (as defined in the Ruxin Employment Agreement) or as a result of a non-renewal of the term of employment under the Ruxin Employment Agreement, Dr. Ruxin shall be entitled to receive the sum of (I) the Severance Multiple (as defined below), multiplied by his base salary immediately prior to such termination and (II) a pro-rata portion of his bonus for the year in which such termination occurs equal to (a) his bonus for the most recently completed calendar year (if any), multiplied by (b) a fraction, the numerator of which is the number of days that have elapsed from the beginning of such calendar year through the date of termination and the denominator of which is the total number of days in such calendar year. “Severance Multiple” shall mean 3.0; provided, however, that if the date of termination occurs on or at any time during the twelve (12)-month period following a Change in Control, the Severance Multiple shall mean 4.0. In addition, the Company shall accelerate the vesting of any outstanding, unvested equity awards granted to Dr. Ruxin prior to the date of termination. Dr. Ruxin shall be entitled to reimbursement of any COBRA payment made during the 18-month period following the date of termination.

The Ruxin Employment Agreement also contains covenants (a) restricting the executive from engaging in any activity competitive with our business during the term of the employment agreement and in the event of termination, for a period of one year thereafter, (b) prohibiting the executive from disclosing confidential information regarding the Company, and (c) soliciting employees, customers and prospective customers during the term of the employment agreement and for a period of one year thereafter.

Jeffrey Busch

On June 5, 2020, the Company and Jeffrey Busch entered into an employment agreement (the “Busch Employment Agreement”) for Mr. Busch to serve as the Company’s Chairman of the Board of Directors.

The Busch Employment Agreement provides that Mr. Busch will be employed for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Mr. Busch will be entitled to receive an annual base salary of $60,000 and will be eligible for an annual discretionary bonus. In the Busch Employment Agreement, Mr. Busch is entitled to, subject to the approval of the Board or committee thereof, and under the 2020 Plan (i) a one-time grant of 49,047,059 Restricted Stock (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of common stock, both of which will be subject to the terms and conditions of the applicable award agreements when executed. Mr. Busch is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As of June 30, 2022, the RSUs and options have not yet been granted or issued as the Board and Mr. Busch have not yet agreed on the terms of the options. As of June 30, 2022 and September 30, 2021, the Company had accrued director compensation of $177,500 and $132,500, respectively.

Mr. Busch is an “at-will” employee and his employment may be terminated by the Company at any time, with or without cause. In the event Mr. Busch’s employment is terminated by the Company without Cause (as defined in the Busch Employment Agreement), with Good Reason (as defined in the Busch Employment Agreement) or as a result of a non-renewal of the term of employment under the Busch Employment Agreement, Mr. Busch shall be entitled to receive the sum of (I) the Severance Multiple (as defined below), multiplied by his base salary immediately prior to such termination and (II) a pro-rata portion of his bonus for the year in which such termination occurs equal to (a) his bonus for the most recently completed calendar year (if any), multiplied by (b) a fraction, the numerator of which is the number of days that have elapsed from the beginning of such calendar year through the date of termination and the denominator of which is the total number of days in such calendar year. “Severance Multiple” shall mean 3.0; provided, however, that if the date of termination occurs on or at any time during the twelve (12)-month period following a Change in Control, the Severance Multiple shall mean 4.0. In addition, the Company shall accelerate the vesting of any outstanding, unvested equity awards granted to Mr. Busch prior to the date of termination.

The Busch Employment Agreement also contains covenants (a) restricting the executive from engaging in any activity competitive with our business during the term of the employment agreement and in the event of termination, for a period of one year thereafter, (b) prohibiting the executive from disclosing confidential information regarding the Company, and (c) soliciting employees, customers and prospective customers during the term of the employment agreement and for a period of one year thereafter.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

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

On December 31, 2021, the Company’s Board approved an increase in the base salary of Thomas E. Chilcott, III, the Company’s Chief Financial Officer, from $225,000 to $300,000 per year. The increase was effective January 1, 2022. The Board also approved two new bonuses for which Mr. Chilcott will be eligible: (i) a $37,500 bonus payable upon the Company’s completion of a capital raise of at least $1,000,000; and (ii) a $37,500 bonus payable upon the Company’s completion of a capital raise of at least $2,000,000 in the aggregate. During the nine months ended June 30, 2022, an aggregate bonus of $75,000 was paid to Mr. Chilcott.

Consulting Agreements

On July 5, 2020, the Company and a consultant entered into a Scientific Advisory Board Service Agreement (“Scientific Advisory Agreement”) which provides for; (i) $2,000 monthly compensation; (ii) 88,786,943 stock options under the 2020 Plan and; (iii) $1,500 per day for any special project requiring more than six hours of advisory service in a single day performed upon a written request from the Company. Either party may terminate the Scientific Advisory Agreement at any time upon ten days’ written notice to the other party unless either party neglects or fails to perform its obligations under the Scientific Advisory Agreement; then the termination notice shall be effective upon receipt of the same. As of June 30, 2022, the Company and the consultants have not agreed on the terms of the 88,786,943 stock options and therefore these stock options are not considered granted by the Company.

On July 5, 2020, the Company and a consultant entered into a Pathology Advisory Board Service Agreement (the “Pathology Advisory Agreement”) which provides for; (i) $272 monthly compensation; (ii) 77,972,192 stock options under the 2020 Plan and; (iii) $1,500 per day for any special project requiring more than six hours of advisory service in a single day performed upon a written request from the Company. Either party may terminate the Pathology Advisory Agreement at any time upon ten days’ written notice to the other party unless either party neglects or fails to perform its obligations under the Pathology Advisory Agreement; then the termination notice shall be effective upon receipt of the same. As of June 30, 2022, the Company and the consultants have not agreed on the terms of the 77,972,192 stock options and therefore these stock options are not considered granted by the Company.

Effective January 1, 2021, the Company entered into a consulting agreement with Mr. Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor. The agreement was effective for a period of twelve months, commencing on January 1, 2021 and shall renew on a month-to month basis, subject to the right of the Company and Mr. Kucharchuk to terminate the agreement pursuant to the agreement. Pursuant to the agreement, Mr. Kucharchuk shall be paid $2,000 per month. As of June 30, 2022 and September 30, 2021, the Company recorded accrued consulting fees in the amount of $0 and $18,000, respectively, reflected under accrued liabilities – related party in the accompanying unaudited balance sheets (see Note 8).

License Agreements

GMU License Agreement

In September 2006, the Company entered into an exclusive license agreement with George Mason Intellectual Properties (“GMU License Agreement”), a non-profit corporation formed for the benefit of George Mason University (“GMU”) which: (1) grants an exclusive worldwide license, with the right to grant sublicenses, under the licensed inventions to make, have made, import, use, market, offer for sale and sell products designed, manufactured, used and/or marketed for all fields and for all uses, subject to the exclusions as defined in the GMU License Agreement; (2) grants an exclusive option to license past, existing, or future inventions in the Company’s field, from inventors that are obligated to assign to GMU and who have signed a memorandum of understanding acknowledging that developed intellectual property will be offered, subject to the exclusions as defined in the GMU License Agreement; (3) the license and option granted specifically excludes biomarkers for lung, ovarian, and breast cancers in a diagnostic field of use and GMU inventions developed using materials obtained from third parties under agreements granting rights to inventions made using said materials and; (4) grants right to assign or otherwise transfer the license so long as such assignment or transfer is accompanied by a change of control transaction and GMU is given 14 days’ prior notice. In addition, the Company is required to make an annual payment of $50,000 to GMU as well as pay GMU a quarterly royalty equal to the net revenue multiplied by one and one-half percent (1.5%), due on a quarterly basis or a quarterly sublicense royalty equal to the net revenue multiplied by fifteen percent (15%). Further, the Company has the right of first refusal for all technology associated with RPPA technology from GMU. As of June 30, 2022 and September 30, 2021, the Company has accrued royalty fees of $1,985 and $1,591, respectively, reflected in the accompanying unaudited balance sheet in accrued liabilities.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

NIH License Agreement

In March 2018, the Company entered into two license agreements (“NIH License Agreements”) with the National Institutes of Health (“NIH”) which grants the Company an exclusive and a nonexclusive United States license for certain patents. Pursuant to the NIH License Agreements, the Company is required to make an annual payment of $1,000 to the NIH as well as pay the NIH a royalty equal to the net sales multiplied by three percent (3.0%) every June 30th and December 31st. Commencing on January 1st of the year following the year of the first commercial sale, the Company is subject to a non-refundable minimum annual royalty of $5,000. In addition, a sublicense royalty equal to the net revenue multiplied by ten percent (10%) will be payable upon sublicensing. As of June 30, 2022 and September 30, 2021, the Company has accrued royalty fees of $0 and $24,830, respectively, reflected in the accompanying unaudited balance sheet in accrued liabilities.

Employee Stock Options

In June 2020, in connection with the Asset Sale Transaction (see Note 1), the Company planned to issue approximately 1.8 billion stock options to employees, which includes the options in the employment agreements discussed above. As of June 30, 2022, these stock options had not yet been granted by the Company.

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

Subscriptions Payable

During the year ended September 30, 2021, the Company, entered into Subscription Agreements with several accredited investors to sell, in a private placement, an aggregate of 431,309,907 shares of its common stock, par value $0.0001 per share, at a purchase price of $0.00313 per share for an aggregate purchase price of $1,350,000. These shares of common stock were sold by the Company in reliance upon an exemption from the registration requirements of the Securities Act of 1933 (the “Act”) afforded by Section 4(a)(2) of the Act and/or Rule 506 of Regulation D thereunder. The private placements were made directly by the Company and no underwriter or placement agent was engaged by the Company. As of September 30, 2021, these shares of common stock have not yet been issued as the Company is unable to issue shares of common stock until FINRA approved the Company’s name change to Theralink Technologies, Inc. and the related ticker symbol change. Accordingly, the $1,350,000 was reflected in the unaudited consolidated balance sheet as subscription payable. On February 25, 2022, FINRA recognized the Company’s name change to Theralink Technologies, Inc. and the related ticker symbol change from “OBMP” to “THER” (see Note 1). During the nine months ended June 30, 2022, the Company issued 431,309,907 shares of its common stock to the investors (see Note 9). Accordingly, there was no subscription payable balance as of June 30, 2022.

Settlement of Accounts Payable

On October 18, 2021, the Company entered into separate agreements with two consultants (collectively as “Parties”), to settle $42,120 in accounts payable balances for each consultant for an aggregate amount of $84,240 and convertible into 26,913,738 shares of common stock. During the nine months ended June 30, 2022, the Company issued 26,913,738 shares of its common stock to these two consultants (see Note 9) to settle accounts payable balances in an aggregate amount of $84,240 in (see Note 9).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Other Contingencies

Pursuant to ASC 450-20 – Loss Contingencies, liabilities for contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of June 30, 2022 and September 30, 2021, the Company has recorded a contingent liability of $76,640 and $71,240, respectively, resulting from certain liabilities of Avant prior to the asset sale and recapitalization transaction (see Note 1). The contingent liabilities consisted of two notes payables with a total outstanding principal balance of $40,000 as of June 30, 2022 and September 30, 2021 and accrued interest payable of $36,640 and $31,240 as of June 30, 2022 and September 30, 2021, respectively.

Legal Action

In August 2017, numerous purported plaintiffs brought an action against Avant Diagnostics and its previous executive team in the District Court of Harris County Texas. The action alleges the plaintiffs were engaged by Avant to perform services prior to 2018, which they were not compensated for, and were issued certain restricted shares of Avant as payment of those services and Avant did not remove the restrictive legend from said shares. The plaintiffs are seeking $1,000,000 in monetary relief. On July 1, 2021, the Company and Dr. Ruxin were added as defendants in the lawsuit. On March 7, 2022, the Court granted the Company and Dr. Ruxin’s Motion to Dismiss for lack of personal jurisdiction. On January 7, 2022, the plaintiffs filed an amended complaint adding Jeffrey Busch and Andrew Kucharchuk as defendants.  Mr. Busch and Mr. Kucharchuk filed a motion to dismiss for lack of personal jurisdiction.  On July 7, 2022, plaintiffs filed a Notice of Non-Suit and dismissed the amended complaint against Mr. Busch and Mr. Kucharchuk.  The remaining claims against Avant Diagnostics are still pending.

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

NOTE 11 – SUBSEQUENT EVENTS

Convertible Debt

On July 1, 2022, Company issued the fourth note of the May 2022 Notes (see Note 6) with the Company receiving proceeds of $250,000 and issued accompanying warrants to purchase up to 10,504,202 shares of common stock. These warrants are exercisable any time at $0.00476 until on April 1, 2027. These warrants were valued at $35,186 using the relative fair value method and shall be recorded as debt discount to be amortized over the life of the May 2022 Notes.

On July 1, 2022, the Company entered into a Securities Purchase Agreement with an investor (“July 2022 Investor”), to purchase a convertible note for a principal amount of $50,000 (“July 2022 Note”) with the Company receiving $50,000 of proceeds and accompanying warrants to purchase 2,100,840 shares of common stock (“July 2022 Warrants”). The July 2022 Note bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the July 2022 Note)) and matures on April 1, 2027. The July 2022 Warrants are exercisable at any time and expire on April 1, 2027. The July 2022 Warrants were valued at $8,190 using the relative fair value method and shall be recorded as debt discount to be amortized over the life of the July 2022 Note. The July 2022 Note and July 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment). The July 2022 Note and July 2022 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the July 2022 Note and July 2022 Warrants. The conversion and exercise price of the July 2022 Note and July 2022 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. For so long as the July 2022 Warrants remains outstanding and until the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the agreement); (i) if the Company issues warrants to investors in an offering of common stock or of any equity linked security (each a “Subsequent Offering”), and such warrants equal more than 20% warrant coverage, then a number of additional shares will be added to the July 2022 Warrants such that the July 2022 Warrants shall equal the same percentage of the warrant coverage offered to the investors in the Subsequent Offering and; (ii) if the Company issues warrants in a Subsequent Offering which may be exercised by means of a cashless exercises, then the July 2022 Warrants shall be exercisable by the same cashless exercise feature of the warrants issued in the Subsequent Offering. The Company may prepay the July 2022 Note at any time at an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the July 2022 Investor, the July 2022 Note can be converted in whole or in part at any time and from time to time. Further, upon maturity the Company may pay the outstanding balance of the July 2022 Note in cash or convert it into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the July 2022 Note), the conversion amount shall automatically be converted into fully-paid and non-assessable shares of common stock.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Related Party Promissory Notes

On July 29, 2022, the Company entered into a Demand Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for a principal balance of $125,000. The note bears an annual interest rate of 8% and is payable on demand. The outstanding principal and accrued interest of the note is contingently convertible, in full, at the option of the lender, into the same security which is being issued by the Company in its next private placement of equity or equity backed securities at any time after the inception date.

On July 29, 2022, the Company entered into a Demand Promissory Note Agreement with related party, who is an affiliate stockholder, for a principal balance of $375,000. The note bears an annual interest rate of 8% and is payable on demand. The outstanding principal and accrued interest of the note is contingently convertible, in full, at the option of the lender, into the same security which is being issued by the Company in its next private placement of equity or equity backed securities at any time after the inception date.

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

While some of these Orders were relaxed or lifted in different jurisdictions at various times during the nine months ended June 30, 2022, the overall impact of COVID-19 continues to have an adverse impact on business activities around the world. There is no assurance that Orders that were previously relaxed or lifted will not be reinstated as the spread of COVID-19 continues. For example, many jurisdictions have recently reinstated masking orders after test results have showed a resurgence of the pandemic. If COVID-19 infection trends continue to reverse and the pandemic intensifies and expands geographically, its negative impacts on our sales could be more prolonged and may become more severe. The long-term financial impact on our business cannot be reasonably estimated at this time.

Overview

Theralink is a commercial-stage precision medicine and molecular data-generating company that focuses on the development and commercialization of a series of patented, proprietary data-generating assays that may provide important actionable information for physicians and patients, as well as biopharmaceutical companies, in the area of oncology. Our near-term goal is to continue to commercialize the technology originally developed by Theranostics Health, a company whose assets we acquired in May 2016. The Company differentiates itself by:

●	An exclusive license agreement with George Mason University (“GMU”), that has well-published scientists in our area of expertise.
●	Having access to the Ph.D.’s at GMU who have completed pioneering work in phosphoproteomic-based biomarkers diagnostics.
●	Domain expertise in cancer biomarker and data-generating laboratory testing data.
●	Development of proprietary, cutting-edge assays focused on precision oncology care.
●	Building revenue streams based on our proprietary technology, Theralink.
●	Having a patent portfolio licensed from GMU and the National Institutes of Health (“NIH”).

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

Our plan of operation over the next 12 months is to:

●	Establish Laboratory Standard Operating Procedures (SOP’s) to comply with New York, Washington, D.C., and the College of American Pathologists (“CAP”) standards;

●	Hire an Assistant Laboratory Director and additional lab techs and sales consultants;

●	Choose members to sit on our Medical and Scientific Advisory Boards;

●	Continue to validate additional Theralink cancer biomarker technology potentially for GYN, head and neck, lung, GI, pancreatic, prostate and liver cancer under CAP/CLIA standards which may to provide personalized medicine treatment options for biopharmaceutical companies, clinical oncologists and their cancer patients;

●	Continue to partner with pharmaceutical companies to perform oncology-related data-generating testing services which generate additional revenues;

●	Continue to seek financing to grow the Company and

●	Begin billing Medicare and other third-party payors in January of 2023 for our advanced breast cancer assay.

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

Results of Operations

Comparison for Three and Nine Months Ended June 30, 2022 and 2021

Revenue

●	For the three months ended June 30, 2022 and 2021, total revenue was $164,213 and $278,925, respectively, a decrease of $114,712 or 41%. The decrease was primarily attributable to a decrease in research and development contracts from pharmaceutical companies during the three months ended June 30, 2022.

●	For the nine months ended June 30, 2022 and 2021, total revenue was $262,688 and $415,029, respectively, a decrease of $152,341 or 37%. The decrease was primarily attributable to decrease in research and development contracts from pharmaceutical companies during the nine months ended June 30, 2022.

Costs of Revenues

●	For the three months ended June 30, 2022 and 2021, cost of revenue was $99,484 and $69,253, respectively, an increase of $30,231 or 44%. The increase in current cost of revenue as a percentage of revenue was greater during the 2022 period because the Company was required to purchase expensive third-party samples for certain pharmaceutical contracts. This increased cost significantly decreased the gross margins for the 2022 period.

●	For the nine months ended June 30, 2022 and 2021, cost of revenue was $160,229 and $99,298, respectively, an increase of $60,931 or 61%. The increase in current cost of revenue as a percentage of revenue was greater during the 2022 period because the Company was required to purchase expensive third-party samples for certain pharmaceutical contracts. This increased cost significantly decreased the gross margins for the 2022 period.

Gross Margin

●	For the three months ended June 30, 2022 and 2021, gross margin was $64,729 and $209,672, respectively, a decrease of $144,943 or 69%. The decrease was primarily attributable to the decrease in revenue and cost of revenue discussed above.

●	For the nine months ended June 30, 2022 and 2021, gross margin was $102,459 and $315,731, respectively, a decrease of $213,272 or 68%. The decrease was primarily attributable to the decrease in revenue and increase in cost of revenue discussed above.

Operating Expenses

For the three months ended June 30, 2022 and 2021, total operating expense amounted to $1,441,062 and $1,404,566, an increase of $36,496, or 3%. For the nine months ended June 30, 2022 and 2021, total operating expense amounted to $4,421,101 and $4,479,735, a decrease of $58,634, or 1%.

For the three and nine months ended June 30, 2022 and 2021, operating expenses consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Professional fees	$162,164	$243,517	$677,740	$654,736
Compensation expense	703,267	532,414	2,031,755	1,654,693
Licensing fees	30,377	39,172	105,732	100,364
General and administrative expenses	545,254	589,463	1,606,174	2,069,942
Total	$1,441,062	$1,404,566	$4,421,101	$4,479,735

Professional fees

●	For the three months ended June 30, 2022 and 2021, professional fees were $162,164 and $243,517, respectively, a decrease of $81,353 or 33%. The decrease was primarily attributable to a decrease in accounting fees of $20,089, a decrease in consulting fees of $88,168 offset by an increase in legal fees of $26,265 and an increase in IT services of $639. The increase in legal fees during the 2022 period can be primarily attributed to the issuance of additional convertible notes and defending multiple lawsuits during the three months ended June 30, 2022. There were minimal legal fees incurred for lawsuits during the 2021 period.

●	For the nine months ended June 30, 2022 and 2021, professional fees were $677,740 and $654,736, respectively, an increase of $23,004 or 4%. The increase was primarily attributable to an increase in legal fees of $224,300 offset by a decrease in accounting fees of $8,312, a decrease in consulting fees of $169,700 and a decrease in IT services of $23,284. The increase in legal fees during the 2022 period can be primarily attributed to the issuance of additional convertible notes and defending multiple lawsuits during the nine months ended June 30, 2022. There were minimal legal fees incurred for lawsuits during the 2021 period.

Compensation expense

●	For the three months ended June 30, 2022 and 2021, compensation expense was $703,267 and $532,414, respectively, an increase of $170,853 or 32%. The increase was attributable to an increase in administrative compensation and related expenses of $163,097 and an increase in employee benefits of $7,756 resulting from additional employees being hired and a bonus paid to the CFO.

●	For the nine months ended June 30, 2022 and 2021, compensation expense was $2,031,755 and $1,654,693, respectively, an increase of $377,062 or 23%. The increase was attributable to an increase in administrative compensation and related expenses of $346,015 and an increase in employee benefits of $31,047 resulting from additional employees being hired and a bonus paid to the CFO.

Licensing fees

●	For the three months ended June 30, 2022 and 2021, licensing fees were $30,377 and $39,172, respectively, a decrease of $8,795 or 22%. The decrease was attributable to a decrease in the minimum royalties payable to NIH.

●	For the nine months ended June 30, 2022 and 2021, licensing fees were $105,432 and $100,364, respectively, a decrease of $5,068 or 5%. The decrease was attributable to a decrease in the minimum royalties payable to NIH.

General and administrative expenses

●	For the three months ended June 30, 2022 and 2021, general and administrative expenses were $545,254 and $589,463, respectively, a decrease of $44,209 or 7%. The decrease was primarily due to a decrease in patient reporting and contract research (formerly called sample analysis) of $132,320 because the Company reduced the amount of contract research work the vendor was providing during the 2022 period, a decrease in laboratory supplies of $24,171 and a decrease in biological supply expenses of $49,680, a decrease in royalty fee of $25,436, offset by an increase in sample validation expense of $50,000, an increase in repairs and maintenance of $31,938, an increase in rent expense of $28,497, an increase in business development expense of $33,833, an increase in filing fees of $9,739 and an increase in other office expense of $33,391.

●	For the nine months ended June 30, 2022 and 2021, general and administrative expenses were $1,606,174 and $2,069,942, respectively, a decrease of $463,768 or 22%. The decrease was primarily due to a decrease in patient reporting and contract research (formerly called sample analysis) of $457,870 because the Company reduced the amount of contract research work the vendor was providing during the 2022 period, a decrease in laboratory supplies of $132,583 and a decrease in biological supply expenses of $198,202, a decrease in royalty fee of $24,677, offset by an increase in sample validation expense of $100,000, an increase in travel expense of $15,572, an increase in repairs and maintenance of $35,861, an increase in rent expense of $84,963, an increase in business insurance of $27,091, an increase in business development expense of $48,612 and an increase in other office expense of $37,465.

Loss from Operations

●	For the three months ended June 30, 2022 and 2021, the loss from operations amounted to $1,376,333 and $1,194,894, respectively, an increase of $181,439 or 15%. The increase was primarily a result of higher operating expenses as discussed above offset by a decrease in revenue.

●	For the nine months ended June 30, 2022 and 2021, the loss from operations amounted to $4,318,642 and $4,164,004, respectively, an increase of $154,638 or 4%. The increase was primarily a result of a decrease in revenue discussed above.

Other Income (Expense)

●	For the three months ended June 30, 2022 and 2021, the total other expense, net amounted to $332,461 and $30,893, respectively, an increase of $301,568 or 976%. The increase was primarily due to an increase in interest expense of $299,968 resulting from additional debt incurred in 2022 and an increase in unrealized loss on market securities of $1,600.

●	For the nine months ended June 30, 2022 and 2021, the total other income (expense), net amounted to $(738,414) and $157,329, respectively, an increase in total other (expense), net of $(895,743) or 569%. The increase in total other (expense), net was primarily due to an increase in interest expense of $(686,135) resulting from additional debt incurred in 2022 and an increase in unrealized loss on market securities of $(5,000) offset by a decrease in gain on debt extinguishment of $(227,294) as there was no debt extinguishment in 2022 and a decrease in unrealized loss on exchange rate of $22,686 as there was no unrealized loss on exchange rate in 2022.

Preferred Stock Dividend

●	For the three months ended June 30, 2022 and 2021, the dividends on preferred stocks amounted to $59,835 and $39,452, respectively, an increase of $20,383 or 52%. The increase was primarily a result of an increase in dividends of $19,945 on Series F preferred stock which were issued on July 30, 2021, therefore, there were no dividends related to the Series F preferred stock during the three months ended June 30, 2021.

●	For the nine months ended June 30, 2022 and 2021, the dividends on preferred stocks amounted to $179,507 and $119,561, respectively, an increase of $59,946 or 50%. The increase was primarily a result of an increase in dividends of $59,836 on Series F preferred stock which were issued on July 30, 2021, therefore, there were no dividends related to the Series F preferred stock during the nine months ended June 30, 2021.

Net Loss Attributed to Common Stockholders

●	For the three months ended June 30, 2022 and 2021, net loss attributable to common stockholders amounted to $1,768,629, or $(0.00) per share (basic and diluted) and $1,265,239 or $(0.00) per share (basic and diluted), respectively, an increase of $503,390 or 40%.

●	For the nine months ended June 30, 2022 and 2021, net loss attributable to common stockholders amounted to $5,236,563, or $(0.00) per share (basic and diluted) and $4,126,236 or $(0.00) per share (basic and diluted), respectively, an increase of $1,110,327 or 27%.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its required needs. We had a working capital deficit of $1,584,036 and cash of $125,417 as of June 30, 2022 and working capital deficit of $2,657,337 and $314,151 of cash as of September 30, 2021.

	June 30, 2022	September 30, 2021	Change	Percentage Change
Working capital deficit:
Total current assets	$454,049	$638,753	$(184,704)	29%
Total current liabilities	(2,038,085)	(3,296,090)	1,258,005	38%
Working capital deficit:	$(1,584,036)	$(2,657,337)	$1,073,301	40%

The decrease in working capital deficit was primarily attributed to a decrease in current assets of $184,704 and a decrease in current liabilities of $1,258,005 primarily due to decrease in accounts payable and the issuance of common shares for the $1,350,000 subscription payable.

Cash Flows

The following table sets forth a summary of changes in cash flows for the nine months ended June 30, 2022 and 2021:

	Nine Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(4,460,633)	$(3,700,721)
Net cash used in investing activities	(88,199)	(115,552)
Net cash provided by financing activities	4,360,098	2,116,667
Net change in cash	$(188,734)	$(1,699,606)

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended June 30, 2022 and 2021 were $4,460,663 and $3,700,721, respectively, an increase of $759,912, or 21%.

●	Net cash used in operating activities for the nine months ended June 30, 2022 primarily reflected our net loss of $5,057,056 adjusted for the add-back of non-cash items such as depreciation expense of $143,531, non-cash lease cost of $21,528, amortization of debt discount of $501,432, gain on operating lease modification of $8,229, unrealized loss on marketable securities of $8,600 and changes in operating assets and liabilities consisting primarily of an increase in accounts receivable of $109,380, an increase in accounts payable of $385,860, offset by a decrease in prepaid expenses and other current assets of $27,882, a decrease in laboratory supplies of $71,062, a decrease in accrued liabilities and other liabilities of $158,335 and a decrease in contract liabilities of $167,522.

●	Net cash used in operating activities for the nine months ended June 30, 2021 primarily reflected our net loss of $4,006,675 adjusted for the add-back of non-cash items such as depreciation expense of $138,632, non-cash lease cost of $1,382, amortization of debt discount of $14,116, gain on debt extinguishment of $227,294, unrealized loss on exchange rate of $22,686, unrealized loss on marketable securities of $3,600 and changes in operating assets and liabilities consisting primarily of an increase in accounts receivable of $149,938 offset by a decrease in laboratory supplies of $36,467, a decrease in prepaid expenses and other current assets of $44,420, a decrease in accounts payable of $252,383, a decrease in accrued liabilities and other liabilities of $20,950, and a decrease in deferred revenue of $148,550.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended June 30, 2022 and 2021 were $88,199 and $115,552, respectively, a decrease of $27,353, or 24%.

●	Net cash used in investing activities for the nine months ended June 30, 2022, resulted from the purchase of property and equipment of $88,199.

●	Net cash provided by investing activities for the nine months ended June 30, 2021, resulted from the purchase of property and equipment of $(116,052) offset by an adjustment related to a prior period redemption payment of $500.

Net Cash Provided by Financing Activities

Net cash provided by financing activities during the nine months ended June 30, 2022 and 2021 were $4,360,098 and $2,116,667, respectively, an increase of $2,243,431, or 106%.

●	Net cash provided by financing activities for the nine months ended June 30, 2022, consisted of $1,900,000 of net proceeds from related party convertible debt, $2,425,000 of net proceeds from convertible debt, $400,000 of net proceeds from related party notes payable, offset by repayment of $150,000 of related party convertible note, repayment of $35,242 of financed leases and payments of $179,660 in preferred stock dividends.

●	Net cash provided by financing activities for the nine months ended June 30, 2021, consisted of $1,350,000 of net proceeds from deposits from the sale of common stock, proceeds from convertible debt – related party of $666,667 and proceeds from a note payable – related party of $100,000.

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

Going Concern

These unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had net loss and net cash used in operations of $5,057,056 and $4,460,633, respectively, for the nine months ended June 30, 2022. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $55,062,418, $5,113,501 and $1,584,036 at June 30, 2022. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Current Financings

Convertible Debt – Related Party

On April 5, 2022, pursuant to the First April 2022 SPA, Matthew Schwartz, a member of the Board of Directors and a related party, purchased a convertible note with principal of $100,000 with accompanying First April 2022 Warrants to purchase 4,201,681 shares of common stock. The Company received net proceeds of $100,000 on March 24, 2022. The First April 2022 Warrants were valued at $89,815 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the First April 2022 Note. The First April 2022 Warrants are exercisable at any time and expire on April 1, 2027. The First April 2022 Note bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the First April 2022 Note)) and matures on April 1, 2027. The First April 2022 Note and First April 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment as provided in the agreements). Upon maturity the Company may pay the outstanding balance of the First April 2022 Note in cash or convert it into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange, the conversion amount (as defined in the First April 2022 Note) shall automatically be converted into fully-paid and non-assessable shares of common stock. As of June 30, 2022, the First April 2022 Note had an outstanding principal balance of $100,000 and accrued interest of $1,885.

On May 9, 2022, pursuant to the May 2022 SPA the May 2022 Investor purchased four convertible notes for an aggregate investment amount of $1,000,000 with accompanying May 2022 Warrants to purchase shares of common stock equal to 20% of the number of the total shares of common stock issuable upon the conversion of the May 2022 Notes. The first note issued on May 9, 2022, had a principal balance of $250,000 and accompanying warrants to purchase up to 10,504,202 shares of common stock. The second note issued on May 24, 2022, had a principal balance of $250,000 and accompanying warrants to purchase up to 10,504,202 shares of common stock. The third note issued on June 10, 2022, had a principal balance of $250,000 and accompanying warrants to purchase up to 10,504,202 shares of common stock. The Company received $750,000 in aggregate proceeds from the May 2022 Notes and issued an aggregate of 31,512,606 May 2022 Warrants. The May 2022 Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the May 2022 Notes)) and mature on April 1, 2027. The May 2022 Warrants are exercisable at any time and expire on April 1, 2027. The May 2022 Warrants were valued at $142,489 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the May 2022 Notes. The May 2022 Notes and May 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment as provided in the agreements). As of June 30, 2022, the May 2022 Notes had an aggregate outstanding principal balance of $750,000 and accrued interest of $5,973.

On June 15, 2022, pursuant to the June 2022 SPA, Danica Holly, a member of the Board of Directors and a related party, purchased convertible note with principal of $50,000 with accompanying June 2022 Warrants to purchase 2,100,840 shares of common stock. The Company received net proceeds of $50,000 on June 15, 2022. The June 2022 Warrants were valued at $5,924 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the June 2022 Note. The June 2022 Warrants are exercisable at any time and expire on April 1, 2027. The June 2022 Note bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the June 2022 Note)) and matures on April 1, 2027. The June 2022 Note and June 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment as provided in the agreements). As of June 30, 2022, the June 2022 Note had an outstanding principal balance of $50,000 and accrued interest of $164.

Convertible Debt

During April 2022, pursuant to the Second April 2022 SPA various investors purchased convertible notes for an aggregate investment amount of $425,000 with the Company receiving $425,000 of proceeds with accompanying Second April 2022 Warrants to purchase up to an aggregate of 17,857,144 shares of common stock. The Second April 2022 Warrants were valued at $335,593 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the Second April 2022 Notes. The Second April 2022 Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Second April 2022 Notes)) and mature on April 1, 2027. The Second April 2022 Warrants are exercisable at any time and expire on April 1, 2027. The Second April 2022 Notes and Second April 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment as provided in the agreements). As of June 30, 2022, the Second April 2022 Notes had an aggregate outstanding principal balance of $425,000 and accrued interest of $7,140.

Note Payable - Related Party

On May 5, 2022, the Company and Jeffrey Busch amended the April 26, 2021 note with principal amount of $100,000 (“Original Note”) pursuant to which the principal amount was increased to $350,000 (“New Note”) with the Company receiving additional $250,000 of proceeds and added a conversion feature. The New Note bears an annual interest rate of 1% (which shall increase to 2% in an event of a default) and matures on May 5, 2024. The New Note may not be prepaid and is only convertible upon an occurrence of a public offering. The outstanding principal plus any unpaid accrued interest (“Conversion Amount”) of the New Note is convertible into shares of common stock at the price for which the common stock was sold in the public offering. Pursuant to ASC 470-50 - Debt Modifications and Exchanges; the amendment was accounted for as a debt extinguishment because the contingent conversion feature added to the New Note resulted in a substantial modification of the Original Note. No gain or loss was recognized in connection with the debt extinguishment. As of June 30, 2022, the New Note had an outstanding principal balance of $350,000, reflected as notes payable – related party in the accompanying unaudited balance sheet since the conditions for its contingent conversion has not yet been met, and accrued interest of $1,650.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the nine months ended June 30, 2022 and year ended September 30, 2021 include, but are not necessarily limited to, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of right-of-use (“ROU”) assets and lease liabilities, assumptions used in assessing impairment of long-lived assets, allowances for accounts receivable, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

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

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on the disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

The Company provides research and development support to biopharmaceutical companies to assist their drug development programs. In January 2021, the Company began performing tumor profiling to support clinical patient therapeutic intervention. The services provided by the Company are performance obligations under services contracts. These contracts are completed over time and may lead to deferred revenue for services not completed at the end of a period which is reflected as contract liabilities in the accompanying unaudited balance sheets. The Company may include, in accounts receivable, amounts billed to customers in advance of services being initiated or completed. If the Company has a right to such consideration that is unconditional such as for contractually allowed billings, such amounts billed in advance would be offset by a contract liability. Management reviews the completion status of all jobs monthly to determine the appropriate amount of revenue to recognize. The Company offers these services to biopharmaceutical companies and to private individuals. The Company uses various output methods to recognize revenues. The revenue recognized from services provided to private individuals during the nine months ended June 30, 2022 and year ended September 30, 2021 were minimal and therefore was not disaggregated for disclosure purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2022, our disclosure controls and procedures were not effective.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2022. Our management’s evaluation of our internal control over financial reporting was based on the Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of June 30, 2022, our internal control over financial reporting was not effective.

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

Management believes that despite our material weaknesses set forth above, our unaudited financial statements for the quarter ended June 30, 2022 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In August 2017, numerous purported plaintiffs brought an action against Avant Diagnostics and its previous executive team in the District Court of Harris County Texas. The action alleges the plaintiffs were engaged by Avant to perform services prior to 2018, which they were not compensated for, and were issued certain restricted shares of Avant as payment of those services and Avant did not remove the restrictive legend from said shares. The plaintiffs are seeking $1,000,000 in monetary relief. On July 1, 2021, the Company and Dr. Ruxin were added as defendants in the lawsuit. On March 7, 2022, the Court granted the Company and Dr. Ruxin’s Motion to Dismiss for lack of personal jurisdiction. On January 7, 2022, the plaintiffs filed an amended complaint adding Jeffrey Busch and Andrew Kucharchuk as defendants.  Mr. Busch and Mr. Kucharchuk filed a motion to dismiss for lack of personal jurisdiction.  On July 7, 2022, plaintiffs filed a Notice of Non-Suit and dismissed the amended complaint against Mr. Busch and Mr. Kucharchuk.  The remaining claims against Avant Diagnostics are still pending.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation, as amended	8-K	3.1	07/07/2022

3.2	Amended and Restated Bylaws	8-K	3.1	11/01/2013

4.1	Form of Convertible Promissory Note for April 2022	10-Q	4.1	05/23/2022

4.2	Form of Common Stock Purchase Warrant for April 2022	10-Q	4.2	05/23/2022

10.1	Form of Securities Purchase Agreement for April 2022	10-Q	10.1	05/23/2022

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.				X

101.INS	INLINE XBRL INSTANCE DOCUMENT				X
101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA				X
101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				X
101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				X
101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE				X
101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				X
104	COVER PAGE INTERACTIVE DATA FILE (EMBEDDED WITHIN THE INLINE XBRL DOCUMENT)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERALINK TECHNOLOGIES, INC.

Date: August 15, 2022	By:	/s/ Mick Ruxin, MD
Mick Ruxin, MD
Chief Executive Officer

Date: August 15, 2022	By:	/s/ Thomas E. Chilcott, III
Thomas E. Chilcott, III
Chief Financial Officer, Treasurer and Secretary

