Form 10-K
period 2022-09-30
THERALINK TECHNOLOGIES, INC.
filed 2022-12-29
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2022

or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $3.9 million as of March 31, 2022.

The registrant had 6,151,499,919 shares of its common stock, par value $0.0001, issued and outstanding as of December 29, 2022.

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

ITEM 1. BUSINESS

Corporate History and Structure

Theralink Technologies, Inc., formerly OncBioMune Pharmaceuticals, Inc. (the “Company”), was a clinical-stage biopharmaceutical company engaged in the development of novel cancer immunotherapy products, with a proprietary vaccine technology. On June 5, 2020, the Company acquired the assets (the “Asset Sale Transaction”) of Avant Diagnostics, Inc., a Nevada corporation established in 2009 (“Avant”), pursuant to the Asset Purchase Agreement dated May 12, 2020 between the Company and Avant (the “Asset Purchase Agreement”). Avant was a commercial-stage precision medicine and molecular data-generating company that focuses on the development and commercialization of a series of patented, proprietary data-generating assays that may provide important actionable information for physicians and patients, as well as biopharmaceutical companies, in the areas of oncology.

Pursuant to the Asset Purchase Agreement, the Company acquired substantially all of the assets of Avant and assumed certain of its liabilities. Upon the terms and subject to the conditions of the Asset Purchase Agreement, Avant sold to the Company, all of Avant’s title and interest in, to and under all of the assets, properties and rights of every kind and nature, whether real, personal or mixed, tangible or intangible (including goodwill), wherever located and whether existing or hereafter acquired, except for the specific excluded assets, which relate to, or are used or held for use in connection with, Avant’s business. The Company also hired Avant’s employees upon consummation of the Asset Sale Transaction. As consideration for the Asset Sale Transaction, the Company issued to Avant 1,000 shares of a newly created Series D-1 Preferred Stock which held 54.55% of all voting rights on an as-converted basis with the common stock. Upon the effectiveness of an increase of the Company’s authorized shares of common stock from 6,666,667 shares to 12,000,000,000 shares, all such shares of Series D-1 Preferred Stock issued to Avant automatically converted into 5,081,549,184 shares of the Company’s common stock. Avant possessed majority voting control of the Company immediately following the Asset Sale Transaction and controlled the Company’s Board of Directors after the termination of the ten-day waiting period required by Rule 14f-1 under the Exchange Act. Accordingly, the Asset Sale Transaction was accounted for, in substance, as an asset acquisition of the Company’s net assets by Avant and a recapitalization of Avant. Avant is considered the historical registrant and the historical operations presented are those of Avant since Avant obtained 54.55% majority voting control of the Company. All share and per share data in the accompanying financial statements and footnotes has been retrospectively adjusted for the recapitalization.

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

On April 1, 2022, the Board of Directors was expanded to six members. Danica Holley and Matthew Schwartz were appointed to these newly created positions.

Business Model

The Company is a commercial-stage, precision medicine, molecular data-generating company that focuses on the development and commercialization of a series of proprietary data-generating assays that may provide important actionable information for physicians, patients and biopharmaceutical companies, in the area of oncology. The Company’s objective is to commercialize the technology originally developed by Theranostics Health, Inc. This technology is differentiated due to:

●	An exclusive license agreement with George Mason University (“GMU”).

●	A patent portfolio licensed from GMU and the National Institute of Health (“NIH”).

●	Access to GMU’s well-published subject matter experts and their pioneering work in phosphoproteomic-based biomarker diagnostics.

●	Expertise in cancer biomarker and data-generating laboratory testing data.

●	Development of proprietary, cutting-edge assays focused on precision oncology care.

●	Building revenue streams based on our proprietary technology.

Theralink is advancing proprietary technology in the field of phosphoproteomic research, a sector which has emerged as one of the most exciting new components in the high-growth field of precision molecular diagnostics. This technology is intended to make it possible to generate an accurate and comprehensive portrait of protein pathway activation in diseased cells from each patient, which may enable providers to identify and match individuals with optimal targeted molecular therapies. This technology enables the quantitative measurement of the active protein(s) in cancer cells and their level of activation. The technology’s measurement sensitivity is many times greater than conventional mass spectrometry and other protein immunoassays. Initially spun-out from GMU in 2006, and subsequently elevated to the federal government’s Center for Medicare & Medicaid Services’ (“CMS”) and Clinical Laboratory Improvement Amendments (“CLIA”) standards, Theralink’s assay may prove highly useful for oncology patient management by improving (i) chemotherapy drug selection; (ii) immunotherapy drug selection; and (iii) optimizing combination therapy selection.

The biomarker and data-generating tests provide biopharmaceutical companies, clinical scientists and physicians with molecular-based guidance as to which patients may benefit from new molecular targeted therapeutics being developed for use in treating various life-threatening oncology diseases. These tests may also provide guidance to physicians on existing treatment standards that are recognized as the standard of care in the oncology treatment community. This addresses the core aspect of precision oncology treatment by identifying which individuals are more likely to respond to specific targeted molecular therapies, thus forming the basis for personalized medicine.

The technology is based upon the pioneering work of three noted scientists, Drs. Lance Liotta, Emanuel Petricoin and Virginia Espina, in proteomic-based precision medicine. Theralink benefits from a portfolio of intellectual property derived from licensing agreements with:

●	The US Public Health Service (“PHS”), the federal agency that supervises the National Institutes of Health (“NIH”), which provides the Company with broad protection around its technology platform; and

●	GMU, which provides access to additional intellectual property around improvements to the technology platform and biomarker signatures that form the basis for future phosphoproteomics products.

Theralink is committed to advancing the technology from GMU and the NIH as a platform for the development of new clinical biomarkers. These biomarkers and monitoring products may have the ability to provide biopharmaceutical companies and doctors with critical molecular-based knowledge to potentially make the best therapeutic decisions based on a patient’s unique, individual medical needs.

Milestones

In the twelve months following September 30, 2022, the Company intends to focus on completing key milestones to create value for both investors and the healthcare industry. These milestones include:

●	Establishing laboratory Standard Operating Procedures (“SOP’s”) to comply with New York CLIA standards;

●	Hiring additional lab techs and sales consultants;

●	Choosing members to sit on our Clinical and Scientific Advisory Boards;

●	Continuing to validate additional Theralink cancer biomarker technology under CAP/CLIA standards for a pan tumor assay to provide personalized medicine regarding treatment options for biopharmaceutical companies, clinical oncologists and their cancer patients;

●	Continuing to partner with pharmaceutical companies to perform oncology-related data-generating testing services which may generate additional revenues and

●	Continuing to seek financing to grow the Company.

Market Overview

The Theralink technology focuses on the oncology discipline of molecular pathology. Within oncology, Theralink is developing tests related to breast cancer, gynecologic cancer, gastrointestinal (“GI”) cancer, non-small cell lung cancer and pancreatic cancer. Within the clinical precision oncology space, Theralink aims to be a leading Companion Diagnostics (“CDx”) provider by delivering assays that are intended to assist physicians when making pharmaceutical treatment decisions for a given patient. The license granted under the GMU licensing agreement excludes biomarkers for lung, ovarian and breast cancer in a diagnostic field of use.

CDx results are intended to facilitate therapy selection by elucidating the efficacy of a specific drug or drug class for specific cohorts of patients within which a given patient is placed. Companion diagnostic companies are of particular interest to both drug development companies and physicians. Drug development companies benefit from the results of CDx assays by improving their accuracy in selecting patients for clinical trials who are most likely to benefit from the therapeutic they are developing. Physicians may benefit from improved decision-making information by allowing them to match a specific patient with the most effective treatment option. The basis of the effectiveness of companion diagnostic assays is built upon surrogate biomarkers, which are intended to measure the effect of a specific pharmaceutical treatment and its correlation to a biomarker, or endpoint. Theralink believes the most effective method to aid in therapy selection is by taking a phosphoproteomic approach to tumor analysis.

Asset Description and Intellectual Property

Background

Theranostics Health was a privately held company founded in 2006. Its core technologies were focused on the quantitative measurement of proteins contained in the key signaling pathways of a disease. These measurements include pre-analytical processing of preclinical and clinical samples, Laser Capture Microdissection (“LCM”), and Reverse Phase Protein Array (“RPPA”). The application of the technology has enabled Theralink to work with both fresh frozen and formalin-fixed, paraffin encased research and clinical samples.

LCM is used to isolate specific cell populations from the many different types of cells usually present in a clinical biopsy tissue sample. Therefore, information derived from subsequent molecular assays is specific to that targeted cell population. RPPA enables sensitive, quantitative, calibrated, multiplexed analysis of cellular proteins from a limited amount of starting materials, such as clinical specimens. Theranostics Health had an exclusive license from the NIH to commercialize LCM isolation of cells for the proteomic analysis used for cancer therapeutics and companion diagnostics of which Theralink now is the licensee.

Patent Portfolio

We have licensed 9 granted U.S. patents from the NIH and GMU. The term of individual patents depends upon the legal term for patents in the countries in which they were obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application.

GMU License Agreement

Our exclusive license agreement with GMU: (1) Grants an exclusive worldwide license, with the right to grant sublicenses, under the Licensed Inventions to make, have made, import, use, market, offer for sale and sell products designed, manufactured, used and/or marketed for all fields and for all uses, subject to the exclusions discussed below; (2) Grants an exclusive option to license past, existing, or future inventions in the field of proteomics, from inventors that are obligated to assign to GMU and who have signed a memorandum of understanding acknowledging that developed intellectual property will be offered, subject to the exclusions discussed below; (3) The license and option granted specifically excludes biomarkers for lung, ovarian, and breast cancers in a diagnostic field of use and GMU inventions developed using materials obtained from third parties under agreements granting rights to inventions made using said materials; and (4) Grants right to assign or otherwise transfer license so long as such assignment or transfer is accompanied by a change of control transaction and GMU is given 14 days prior notice. In addition, the Company is required to make an annual payment of $50,000 to GMU as well as pay GMU (i) a quarterly royalty equal to the net revenue multiplied by one and one-half percent (1.5%), due on a quarterly basis or (i) a quarterly sublicense royalty equal to the net revenue multiplied by fifteen percent (15%). In addition, Theralink has the right of first refusal for all technology associated with RPPA technology from GMU.

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

Regulatory Approvals – CAP/CLIA and FDA

Initially, the Company can provide data-generating services to certain counterparties such as biopharmaceutical companies for research use only (“RUO”). These arrangements will provide service revenues for the Company during its early years of development.

The Company may expand its data-generating services to address a broader range of clients, specifically, either as a direct provider of services to hospitals and chronic care providers for precision health screening by oncologists, or indirectly as a reference laboratory, thereby increasing potential services revenues. Oncologists may eventually use our data-generating services to optimize potential treatment protocols for breast cancer, gynecologic cancer, pancreatic cancer, GI cancer and non-small cell lung cancer patients, among others.

CLIA are federal regulations for United States based clinical laboratories to provide industry standards for testing human samples for various purposes. These amendments were added to the laboratory requirements outlined in the Code of Federal Regulations, 42 CFR 493. Three federal agencies are responsible for ensuring laboratories comply with CLIA standards: Food and Drug Administration (“FDA”), the CMS, and the Center for Disease Control.

Additionally, laboratories can pursue a higher level of designation by becoming accredited by a recognized accreditation agency. The College of American Pathologists (“CAP”) is such an agency. CAP releases its own requirements, which are built upon CLIA’s regulations. Compliance is assessed by a peer group site inspection every two years. Meeting these criteria ensures that industry specific standards for laboratory operations are upheld in the lab. These requirements are designed to identify areas for improvement to reach the highest level of quality. Theralink is currently CAP accredited.

Subsequently, if Theralink receives FDA approval as a CDx, the Company would consider expanding its data-generating services by opening additional laboratory sites to assist oncologists using precision therapy selection in hospitals and chronic care provider groups. These oncologists would be using the data-generating services to optimize potential treatment protocols for breast cancer, gynecologic cancer, pancreatic cancer, GI cancer, non-small cell lung cancer and other solid tumor patients once the Theralink assays are fully developed for these applications.

The attainment and timing of key regulatory approvals are critical and required to commence marketing and subsequent realization of revenues. The Company already has CLIA certification in every state except New York. The Company has obtained national CAP accreditation.

Goals for 2023 and Beyond

●	Attain reimbursement for our proprietary laboratory analyses (“PLA”) code for our pan-tumor Theralink assay, commence mass marketing: explore international partnerships and start to review potential opportunities in Canada, Asia and Europe;
●	Increase mass marketing and market share in all approved jurisdictions in 2023 and beyond
●	Work closely with biopharmaceutical companies to have the Theralink assay named as a Companion Diagnostic.

Commercialization Strategy

Theralink is a micro-volume multi-marker tumor analysis platform that has been developed to improve upon the limitations of current techniques (such as western blot, immunohistochemistry (IHC), fluorescent in situ hybridization (FISH) and next generation sequencing (NGS)) that produce low resolution information with modest gains in predictive power on which to base treatment plans. Theralink’s Next Generation Proteomics (NGP) may improve decision-making for biopharmaceutical companies, oncologists and patients because it recommends therapeutic options that may be optimal for a patient’s specific tumor. We believe that our proprietary micro-volume protein expression platform can potentially improve the management of over 800,000 cancer patients in the US alone based on figures provided by the American Cancer Society.

We believe that our platform has potential application along the entire continuum of drug development: from discovery, to pre-clinical through to drug commercialization.

Research Use Only (“RUO”) Segment

For our RUO segment, target customers fall into two main groups: those requiring discovery and early-stage drug development, and those requiring later stage drug development.

A.	For customers in the early-stage drug development, Theralink provides target identification and validation, model system validation (cells, xenografts), and optimization of compounds in specific absorption rate (SAR) studies. Because Theralink is able to directly measure the drug target, this allows customers to make smarter decisions regarding the efficacy of their drug, and whether to move forward or not, thus allowing them to reduce cost.

Theralink’s advantages over its potential competitors on the pre-clinical side include:

●	The ability to measure multiple endpoints simultaneously (over 300)
●	Flexibility in choice of endpoints (post-translational modifications)
●	The ability to process different samples (cells, CSF, tissues, etc.)
●	Sensitivity: nL sample, representing <2,000 cells
●	Robust assays, reproducible, sensitivity, and specificity
●	Calibration across experiments, direct comparison

B.	For customers requiring later stage drug development, Theralink identifies markers for the customers to use in clinical validation, identifies pathway/marker sets with potential utility in the clinical setting, validates selected efficacy markers in Phase I and Phase II clinical trials, identifies markers for patient stratification, and validates markers for future companion diagnostics. The value that Theralink provides these clients is to identify the appropriate individuals for the customer’s drug trials, i.e., those individuals that have the relevant activated pathways that make them most likely to be responsive to the drug. This potentially will allow the customers to reduce the size of their Phase III trials, allowing for a substantial cost and time savings.

Theralink’s advantages over its potential competitors on the clinical side include:

●	First in class profiling of activated proteins in signaling pathways
●	One stop shop: from sample handling to LCM to data generation and final report
●	Sensitivity allows use of small clinical biopsy (less than 30,000 cells).
●	LCM allows purification of relevant cell populations

●	Focusing directly on relevant drug targets (marketed molecular therapeutics) and potential drug targets (those in development)
●	Identifying specific pathway signatures with focus on relevant nodes
●	An advantage for combination therapy, high specificity on targeted pathway, monitor compensatory pathways, and activation through feedback signaling.

CAP/CLIA Certified Laboratory Segment

Sample processing is conducted through a single certified laboratory. Strategically, the data-generating services can be delivered at two distinct channels and are not mutually exclusive (i.e. can execute at one or both levels). The “direct sales” channel typically refers to marketing, sales and execution of sample processing and specific phosphoproteomic services to the end-user as the hospital and cancer center for precision health screening by oncologists. The “reference laboratory” channel typically refers to providing a subcontract service to one or more counterparties (who have CAP/CLIA certification), so we are not direct to the end-user in this channel.

CLIA Approved Laboratory Segment

Sample processing may also be conducted through the certified laboratory that the Company manages. In addition to the “direct sales” channel, there is the “companion diagnostic” aspect to the end-user as the hospital and chronic care provider for precision health screening by oncologists that is specifically related to a drug’s indication and efficacy for the patient’s specific cancer biomarkers. Theralink’s involvement with biopharmaceutical companies in various stages of drug development and RUO projects could lead to the Company becoming a successful companion diagnostic for those treatments.

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

Our flagship product for our commercial strategy, will focus on precision health screening for oncologists.

The key ingredients to our commercial success will be:

●	A proprietary technology that provides a credible point of entry to a well-defined medical market;

●	Comprehensive protocols for cancer biomarkers positioned for seamless integration to established standards of care for oncologist treatment regimens;

●	Eventually, a data friendly format and HIPPA compliance for ease of integration to monitoring systems and artificial intelligence (AI) modalities for oncologist teams to track precision medicine and monitor patient treatment outcomes.

Proprietary Technology for credible commercial point of entry

We believe that our focused technologies are of particular value to oncologist teams developing molecular targeted and/or combination therapies because of our ability to make very small and precise measurements in the cellular microenvironment. The platforms are based on assessing protein activation status (via post-translational modifications such as phosphorylation, methylation, cleavage, etc.) of drug targets and receptors, their downstream signal transduction pathways, and potential compensatory or adaptive mechanisms within targeted cell populations. These commercial collaborations are critically important as they may establish our Company’s platform as a “must have” in specific cancers (e.g., breast cancer management), where precise and targeted chemotherapy and immunotherapies can make a dramatic difference in patient outcomes. We intend to collaborate with top industry and medical institution oncology experts, and key opinion leaders (“KOL’s”), who are focused on developing precision oncology therapeutics.

Strong pipeline of potential commercial partners

Theralink intends to deliver a comprehensive precision cancer biomarker platform by seamlessly integrating its technology into the workflow of oncologists in various healthcare networked systems. Currently, the oncology precision tumor analysis market is dominated by genomic diagnostic companies such as Genomic Health and Foundation Medicine. Theralink’s technologies may provide a unique, complementary and actionable knowledge base to existing market players, seeking to improve outcomes for oncologists and their patients. Our targeted commercial partners are seeking technologies that help differentiate their approach to oncology care, by using patient-centric solutions to help enable better chronic patient management during and after treatment to help maximize patient outcomes and prevent recurrences. Theralink sees this as a major commercial opportunity to serve both hospitals and primary care providers in the US. These same hospitals and primary care providers may have connections to cancer treatment programs abroad (i.e. Europe and Asia).

Operations During the Year ended September 30, 2022

During the fiscal year ended September 30, 2022, the Company focused on executing its business plan by validating its equipment in order to meet CLIA and CAP standards. In addition, the Company’s management team has been actively marketing its Theralink assay to KOLs, channel partners, and cancer centers throughout the US. Management believes the Company’s lab now has all of the instruments necessary to service biopharma clients with oncology-focused preclinical and clinical drug development programs. Arrangements have been made to obtain the necessary population data (additional cancer tumor samples) to help the Company continue to build Lab Developed Tests (“LDT’s”) for other cancers for clinical clients.

Marketing and Pricing

To date, the Company has derived its revenues primarily from biopharma research and development contracts. These contracts require the Company to provide services directed towards specific objectives and include developmental milestones and deliverables. Up-front payments are recorded as deferred revenue and recognized when milestones are achieved.

Market Opportunity

There are a number of key trends having a significant impact on the clinical testing business and represent opportunities for companies that can develop novel assays. Clinical laboratory testing is an essential healthcare service and is being favorably impacted by the following:

●	Demographics: The growing and aging population is increasing the demand for clinical testing;

●	Increased testing: Physicians are increasingly relying on testing to help identify disease risk, detect the symptoms of disease earlier, aid in the choice of a therapeutic regimen, monitor patient compliance and evaluate treatment results;

●	Advances in science and technology: Recent medical advances have allowed earlier diagnosis and treatment of diseases and continuing research and development in the area of genomics is expected to yield new, more sophisticated and specialized diagnostic tests. These advances also are spurring interest in, and demand for, personalized or tailored medicine;

●	Prevention and wellness: There is an increased awareness of the benefits of preventative medicine and wellness. Consumers, employers, health plans, and government agencies are increasingly focusing on detecting diseases earlier and providing preventative care that helps avoid disease.

As a result of these significant changes in the laboratory testing market, it is evident that there is a significant commercial opportunity for companies that provide products or services that address the new needs of the evolving precision medicine marketplace. This is the market opportunity that the Company is pursuing through its introduction of data-generating assays that use patented and proprietary technology to help improve patient health and help reduce the overall cost of healthcare through early detection, prevention, and treatment.

Our Strategy

The Company’s strategy is to use the technology it has licensed from GMU and the NIH to take advantage of the new opportunities that are evolving in the precision medicine industry, both for biopharmas and for oncologists and their patients. The Company was created to specifically commercialize reverse phase protein array (RPPA) assays and services that are focused on determining the right drug, for the right patient, at the right time. These novel data-generating technologies are based on patented and proprietary technology that is well-suited to be run in a central or regional laboratory utilizing samples that are collected by healthcare providers and sent to the authorized CLIA certified testing facility for processing. The Company will market data-generating assays that may be over 90% actionable for intended use by oncologists and may be used to potentially determine which FDA-approved or investigational drug may be most efficacious in each cancer. To achieve this goal of commercializing new data-generating opportunities, the Company is leveraging off the strategic relationships that have been established with organizations such as GMU and others to develop unique and high value-added data-generating assays.

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

Clinical Laboratory Improvement Amendments of 1988 and State Regulation

Our clinical laboratory must hold certain federal, state and local licenses, certifications and permits to conduct our business. Laboratories in the United States that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention, or treatment of disease are subject to the Clinical Laboratory Improvement Amendments of 1988, or (“CLIA”). CLIA requires such laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification also is a prerequisite to be eligible to bill state and federal health care programs, as well as many private insurers, for laboratory testing services. We have received CLIA certification for all states except New York, which we have applied for.

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

CLIA provides that a state may adopt laboratory regulations that are more stringent than those under federal law. Our laboratory will be licensed by the appropriate state agency in Colorado. If a laboratory is out of compliance with state laws or regulations governing licensed laboratories, penalties for violation vary from state to state but may include suspension, limitation, revocation or annulment of the license, assessment of financial penalties or fines, or imprisonment. We believe that we are in material compliance with all applicable licensing laws and regulations.

Food and Drug Administration

Although the FDA has consistently claimed that it has the authority to regulate laboratory-developed tests that are developed, validated and performed only by a CLIA certified laboratory, it has historically exercised enforcement discretion by not otherwise regulating most LDTs. Nevertheless, the FDA recently indicated that it is promulgating draft guidance for FDA regulation of most LDTs in the future. On January 13, 2017, the FDA published a non-binding “Discussion Paper” proposing a framework of LDT oversight largely consistent with the draft guidance, “to spur further dialogue” and give “congressional authorizing committees the opportunity to develop a legislative solution.” Recent agency announcements made in the context of the coronavirus (“COVID-19”) public health emergency have produced a shifting policy landscape and further uncertainty regarding the FDA’s role in regulating LDTs: in August 2020, the Department of Health and Human Services (“HHS”) announced that the FDA would not require premarket review of LDTs absent notice-and-comment rulemaking, but in November 2021, HHS issued a statement withdrawing that prior announcement, indicating a return to FDA’s longstanding approach to the regulation and enforcement discretion toward LDTs.

Congress has also considered a number of legislative proposals in recent years that would amend the regulatory framework for LDTs, including, among other requirements, FDA premarket review of certain LDTs. The most recent such proposal, the Verifying Accurate Leading-edge IVCT Development (“VALID”) Act, was introduced in both the House and Senate on June 24, 2021. A competing legislative proposal, the Verified Innovative Testing in American Laboratories Act of 2021 (“VITAL Act”), was introduced in the Senate on May 18, 2021. However, it remains uncertain whether Congress will enact legislation regulating LDTs and, if so, whether the legislation will be similar to the framework described in FDA’s 2014 draft guidance or Discussion Paper, or either the VITAL or VALID Acts. It is possible that legislation and resulting FDA regulation may result in increased regulatory burdens and costs for us to seek marketing authorization for and maintain ongoing compliance for our existing tests, any modifications thereto, or any future tests we may develop. We cannot be certain as to which of our tests, if any, would require FDA approval or clearance under any of the proposed frameworks and, if required, that our tests could obtain such approval or clearance.

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

Reimbursement and Billing

Reimbursement and billing for precision medicine services are generally highly complex. Laboratories must bill various payors, such as private third-party payors, including Managed Care Organizations (“MCO”) and state and federal health care programs, such as Medicare and Medicaid, and each may have different billing requirements. Additionally, the audit requirements we must meet to ensure compliance with applicable laws and regulations, as well as our internal compliance policies and procedures, add further complexity to the billing process. Other factors that complicate billing include:

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

While the Company did receive a Medicare reimbursement rate for our billing code in fiscal year 2022, we have not submitted any claims to Medicare to date. When we start submitting claims to Medicare, we expect Medicare to process claims on a case-by-case basis; Medicare may adjudicate those claims by providing broad coverage, limiting coverage to specific circumstances, or denying coverage altogether. We are currently working to establish coverage and billing rates with other payors outside of Medicare. On rare occasions during our 2022 fiscal year, private pay patients have paid us between $1,500 and $3,500 for the results of our test. Third-party payers coverage policies and payment rates may change at any time.

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

Employees

As of September 30, 2022, the Company had nineteen active employees. The Company has not experienced any work disruptions or stoppages and it considers relations with its employees to be good. No employee of the Company is covered by a collective-bargaining agreement.

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

We had net losses of $12,741,962 and $5,471,649 for the years ended September 30, 2022 and 2021, respectively. The loss from operations was $11,640,006 and $5,565,979 for the years ended September 30, 2022 and 2021, respectively. The net cash used in operations were $5,389,695 and $4,780,930 for the years ended September 30, 2022 and 2021, respectively. Additionally, the Company had an accumulated deficit of $62,807,817 and $49,825,855, on September 30, 2022 and 2021, respectively, had a stockholders’ deficit of $6,801,055 at September 30, 2022, and had a working capital deficit of $2,808,736 at September 30, 2022. The Company had revenues of $567,905 and $505,604, for the years ended September 30, 2022 and 2021, respectively. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

Our losses have resulted principally from interest expense, professional fees, compensation expenses, costs of revenue and general and administrative expenses incurred while building our business infrastructure. We expect to continue to incur losses for the near future. Furthermore, we expect these losses to increase as we continue our research and development of and seek regulatory approval for Theralink and any other services we may develop, prepare for and begin to commercialize by adding infrastructure and personnel to support the development of our technology and operations as a public company. The net losses and negative cash flows from operations incurred to date, together with expected future losses, have had and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

Although management believes there is substantial doubt about our ability to continue as a going concern our financial statements do not reflect any adjustments that might result if we are unable to continue our business. Our financial statements contain additional disclosures in the notes to the financial statements describing our current circumstances. Even if we are able to successfully realize our commercialization goals for Theralink, because of the numerous risks and uncertainties associated with commercialization of our technology, we will require additional funding. We are unable to predict when we will become profitable, if at all. Even if we do produce revenues and achieve profitability, we may not be able to maintain or increase profitability.

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

We have sold or marketed our technology on a very limited basis. Unless we can continue to successfully commercialize our services or acquire the right to market other approved products or services, our business will be materially adversely affected. Our ability to generate revenues for our services will depend on, and may be limited by, a number of factors, including the following:

●	acceptance of and ongoing satisfaction of our services by the medical community, patients receiving therapy and third-party payors in the United States, and eventually in foreign markets if we receive marketing approvals abroad;

●	our ability to develop and expand market share for analyzing late-stage cancer patients, both in the United States and potentially in the rest of the world if we receive marketing approvals outside of the United States, in the midst of numerous competing technologies for late-stage cancer, many of which are already generally accepted in the medical community;

●	adequate coverage or reimbursement for our services by government healthcare programs and third-party payors, including private health coverage insurers and health maintenance organizations; and

●	the ability of patients to afford any required co-payments for our services.

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

Adoption of Theralink for the analysis of patients with either early stage or advanced cancer may be slow or limited for a variety of reasons, including competing therapies and perceived difficulties in the treatment process or delays in obtaining reimbursement. If Theralink is not broadly accepted as a technology option for cancer, our business would be harmed.

The rate of adoption of Theralink for early stage or advanced cancer and the ultimate market size will be dependent on several factors, including the education of treating physicians on the information provided by Theralink. A significant portion of the prospective patient base for the Theralink may be under the care of oncologists who may have little or no experience with our technology. Acceptance by oncologists of Theralink may be slow and may require us to educate physicians on the benefits of using our technology.

To achieve global success for Theralink as a technology, we will need to obtain approvals by foreign regulatory authorities. Data from our completed clinical trials of Theralink may not be sufficient to support approval for commercialization by regulatory agencies governing the sale of drugs outside of the United States. This could require us to spend substantial sums to develop sufficient clinical data for licensure by foreign authorities. Submissions for approval by foreign regulatory authorities may not result in marketing approval by these authorities. In addition, certain countries require pricing to be established before reimbursement for the specific technology may be obtained. We may not receive or maintain marketing approvals at favorable pricing levels or at all, which could harm our ability to market Theralink globally. Cancer is common in many regions where the healthcare support systems are limited and reimbursement for Theralink may be limited or unavailable, which will likely limit or slow adoption in these regions. If we are unable to successfully achieve the full global market potential of Theralink due to diagnostic practices or regulatory hurdles, our future prospects would be harmed, and our stock price could decline.

Risks from Competitive Factors

Our competitors may develop and market products that are less expensive, more effective, safer or reach the market sooner, which may diminish or eliminate the commercial success of any products we may commercialize.

Competition in the cancer information field is intense and accentuated by the rapid pace of advancements in product development. Further, research and discoveries by others may result in breakthroughs that render potential technologies obsolete before they generate revenue.

Many universities and private and public research institutes may in the future become active in cancer research, which may be in direct competition with us.

Some of our competitors in the cancer predictive biomarker space have substantially greater research and development capabilities than we do. Their processing, marketing, financial and managerial resources may be greater than ours. Acquisitions of competing companies by large pharmaceutical and biotechnology companies could enhance our competitors’ resources. In addition, our competitors may obtain patent protection or FDA approval and commercialize predictive biomarkers more rapidly than we do, which may impact future sales of our technology. We expect that competition among technology options will be based, among other things, on price, safety, reliability, availability, patent protection, sales, marketing and distribution capabilities. Our profitability and financial position will suffer if our technology cannot compete effectively in the marketplace.

We could face competition from other technologies and products that could impact our profitability.

We may face competition in Europe from other technologies and products, and we expect we may face competition from those technologies and products in the future in the United States as well. To the extent that governments adopt more permissive approval frameworks and competitors are able to obtain broader marketing approval for predictive biomarkers, our technology will become subject to increased competition. Expiration or successful challenge of applicable patent rights could trigger such competition, and we could face more litigation regarding the validity and/or scope of our patents. We cannot predict the end results other technologies or other competing products could have on the future potential sales of our services.

Failure to retain key personnel could impede our ability to develop our technology and to obtain new collaborations or other sources of funding.

Companies like ours depend upon our scientific staff to discover new technologies and predictive biomarker. They utilize these biomarkers to recommend treatment guidance for cancer patients. The quality and reputation of our scientific, clinical and regulatory staff, especially the senior staff, and their success in performing their responsibilities, may directly influence the success of our technology development program. As we pursue successful commercialization of Theralink, we will need to hire sales and marketing, and operations executive management staff in order to ensure our organizational success. In addition, we require additional executive officers to provide strategic and operational guidance. Our inability to recruit key management, scientific, clinical, regulatory, medical, operational and other personnel, may delay or prevent us from achieving our business objectives. We face intense competition for personnel from other companies, universities, public and private research institutions, government entities and other organizations.

Risks Relating to Collaboration Arrangements and Reliance on Third Parties

We must rely on relationships with third-party suppliers to supply necessary resources used in our technology. These relationships are not easy to replace.

We rely upon others for resources used in the production of predictive biomarkers for the Theralink assay. Problems with any of our suppliers’ facilities or processes could result in failure to produce or a delay in production of adequate information used in the production of the Theralink assay. This could delay or reduce commercial sales and materially harm our business. Any prolonged interruption in the operations of our suppliers’ facilities could result in a shortfall in the information necessary to complete our assay.

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

Regulatory authorities could also add new regulations or reform existing regulations at any time, which could affect our ability to obtain or maintain approval of our technology. Theralink is a novel technology. As a result, regulatory agencies lack experience with it, which may lengthen the regulatory review process, increase our development costs and delay or prevent commercialization of Theralink outside of the United States. We are unable to predict when and whether any changes to regulatory policy affecting our business could occur, and such changes could have a material adverse impact on our business. If regulatory authorities determine that we have not complied with regulations in the research and development of our predictive biomarkers, they may not approve the technology candidate and we would not be able to market and sell it. If we were unable to market and sell our technology candidate, our business and results of operations would be materially and adversely affected.

Our prospective revenues will be diminished if payors do not adequately cover or reimburse our services.

There has been and will continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. In addition, private payors continually seek ways to reduce and control overall healthcare costs. An increasing emphasis on managed care in the United States will continue to put pressure on the pricing of healthcare services. Uncertainty exists as to the coverage and reimbursement status of new applications and services. Third-party payors, including governmental payors such as Medicare and private payors, are scrutinizing new medical products and services and may not cover or may limit coverage and the level of reimbursement for our services. Third-party insurance coverage may not be available to patients for any of our existing service candidates or for tests we discover and develop, and a substantial portion of the testing for which we bill our hospital and laboratory clients may ultimately be paid by third-party payers. Likewise, any pricing pressure exerted by these third-party payers on our clients may, in turn, be exerted by our clients on us. If government and other third-party payers do not provide adequate coverage and reimbursement for our tests, it could adversely affect our operating results, cash flows and our financial condition.

Regulatory changes, such as proposed government regulation of Laboratory Developed Tests, could require us to conduct additional clinical trials or result in delays, increased costs, or the failure to obtain necessary regulatory approvals, which could harm our business.

We intend to develop diagnostic tests for clients that cannot currently be provided using test kits approved or cleared by the FDA. The FDA has been considering changes to the way that it regulates these LDTs. Currently, all LDTs are conducted and offered in accordance with CLIA, and individual state licensing procedures. The FDA has published a draft guidance document that would require FDA clearance or approval of a subset of LDTs, as well as a modified approach for some lower risk LDTs that may require FDA oversight short of the full premarket approval or clearance process. Congress may enact legislation to provide a regulatory framework for the FDA’s role with regard to LDTs. As a result, there is a risk that the FDA’s proposed regulatory process could delay the offering of certain tests and result in additional validation costs and fees. This FDA approval or clearance process may be time-consuming and costly, with no guarantee of ultimate approval or clearance.

In 2014, FDA issued draft guidance announcing that it would end its historical policy of enforcement discretion regarding LDTs and outlining the first of multiple frameworks that have been proposed for their regulation. FDA announced in 2016 that it no longer planned to finalize its draft guidance and that it would continue to exercise enforcement discretion with respect to LDTs. On January 13, 2017, the FDA published a non-binding “Discussion Paper” proposing a framework of LDT oversight largely consistent with the draft guidance, “to spur further dialogue” and give “congressional authorizing committees the opportunity to develop a legislative solution.” Recent agency announcements made in the context of the COVID-19 public health emergency have produced a shifting policy landscape and further uncertainty regarding FDA’s role in regulating LDTs: in August 2020, HHS announced that FDA would not require premarket review of LDTs absent notice-and-comment rulemaking, but in November 2021, HHS issued a statement withdrawing that prior announcement, indicating a return to FDA’s longstanding approach to the regulation and enforcement discretion toward LDTs.

Congress has also considered a number of legislative proposals in recent years that would amend the regulatory framework for LDTs, including, among other requirements, FDA premarket review of certain LDTs. The most recent such proposal, the VALID Act, was introduced in both the House and Senate on June 24, 2021. A competing legislative proposal, the Verified Innovative Testing in American Laboratories Act of 2021 (“VITAL Act”), was introduced in the Senate on May 18, 2021. However, it remains uncertain whether Congress will enact legislation regulating LDTs, and, if so, whether the legislation will be similar to the framework described in FDA’s 2014 draft guidance or Discussion Paper, or either the VITAL or VALID Acts. It is possible that legislation and resulting FDA regulation may result in increased regulatory burdens and costs for us to seek marketing authorization for and maintain ongoing compliance for our existing tests, any modifications thereto, or any future tests we may develop. If the government begins to regulate our tests, it could require a significant volume of applications, which would be burdensome. Furthermore, governmental bodies could take a long time to review such applications and/or document responses if other laboratories were also required to file applications and/or document responses for each of their LDTs.

In the event that the FDA begins to regulate our tests, it may require additional pre-market clinical testing prior to submitting a regulatory notification or application for commercial sales. Such pre-market clinical testing could delay the commencement or completion of clinical testing, significantly increase our test development costs, delay commercialization of any future tests, and interrupt sales of our current tests. Additionally, the results of pre-clinical trials or previous clinical trials may not be predictive of future results, and clinical trials may not satisfy the requirements of the FDA or other non-U.S. regulatory authorities. Many of the factors that may cause or lead to a delay in the commencement or completion of clinical trials may also ultimately lead to delay or denial of regulatory clearance or approval. The commencement of clinical trials may be delayed due to insufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the protocol, the proximity of patients to clinical sites, and the eligibility criteria for the clinical trial. Each of these outcomes would harm our ability to market our tests and/or to achieve sustained profitability.

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

Our business exposes us to potential liability risks inherent in the research, development, manufacturing and marketing of our technology. We may be subject to liability for errors in the test results we provide to oncologists or for a misunderstanding of, or inappropriate reliance upon, the information we provide. We have commercial product liability insurance coverage. However, this insurance coverage may not be adequate to cover all claims against us. There is also a risk that adequate insurance coverage will not be available in the future on commercially reasonable terms, if at all. The successful assertion of an uninsured product liability or other claim against us could cause us to incur significant expenses to pay such a claim, could adversely affect our predictive biomarker development or technology sales and could cause a decline in our revenues. Even a successfully defended product liability claim could cause us to incur significant expenses to defend such a claim, could adversely affect our predictive biomarker development and could cause a decline in our revenues. In addition, product liability claims could result in an FDA or equivalent non-United States regulatory authority investigation of the safety or efficacy of our test, our manufacturing processes and facilities, or our marketing programs.

Risks in Protecting Our Intellectual Property

We have exposure to general uncertainty and complex legal matters regarding the patents we license.

The patent positions of companies such as ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the field of method of use patents or reformulation patents has emerged in the United States. The relevant patent laws and their interpretation outside of the United States are also uncertain. Changes in either the patent laws or their interpretation in the United States and other countries may diminish our ability to protect our technology and to enforce the patent rights that we license, and could affect the value of such intellectual property. In particular, our ability to stop third parties from using, selling, offering to sell, or importing technology that infringe on our intellectual property will depend in part on our success in obtaining and enforcing patent claims that cover our technology, inventions, and improvements. With respect to both licensed and company-owned intellectual property, we cannot guarantee that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications we may file in the future, nor can we be sure that any patents that may be granted to us in the future will be commercially useful in protecting our technology or the methods of use. Patent and other intellectual property rights in the pharmaceutical and biotechnology space are evolving and involve many risks and uncertainties. For example, third parties may have blocking patents that could be used to prevent us from commercializing our technology. The issued patents that we in-license and those that may be issue in the future may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related technology or could limit the term of patent protection that otherwise may exist for our technology. In addition, the scope of the rights granted under any issued patents may not provide us with protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies that are outside the scope of the rights granted under any issued patents that we own or exclusively in-license. For these reasons, we may face competition with respect to our technology. Moreover, because of the extensive time required for development, testing, and regulatory review of a potential technology, it is possible that, before any particular technology can be commercialized, any patent protection for such technology may expire or remain in force for only a short period following commercialization, thereby reducing the commercial advantage the patent provides.

If we are unable to protect the proprietary rights we license or to defend against infringement claims, we may not be able to compete effectively or operate profitably.

We develop predictive biomarkers that are the basis for or incorporated in our potential testing products. We protect our technology through United States and foreign patent filings, trademarks and trade secrets that we license from others.

The fact that we may file a patent application or that a patent has been issued does not ensure that we will have meaningful protection from competition with regard to the underlying technology. Patents, if issued, may be challenged, invalidated, declared unenforceable or circumvented or may not cover all applications we may desire. Any pending or future patent applications may not result in issued patents. Patents may not provide us with adequate proprietary protection or advantages against competitors with, or who could develop, similar or competing technologies or who could design around our patents. Patent law relating to the scope of claims in the pharmaceutical field in which we operate is continually evolving and can be the subject of some uncertainty. The laws providing patent protection may change in a way that would limit our protection.

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

We are also subject to the risk of claims, whether meritorious or not, that our technology infringes or misappropriates third-party intellectual property rights. Defending against such claims can be quite expensive even if the claims lack merit. If we are found to have infringed or misappropriated a third-party’s intellectual property, we could be required to seek a license or discontinue using certain technologies or delay commercialization of the affected technologies, and we could be required to pay substantial damages, which could materially harm our business.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications may be due to be paid to the United States Patent and Trademark Office (“USPTO”), GMU, the NIH, and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply with these requirements. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to enter the market creating a material adverse effect on our business.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on our technology in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from using our inventions in all countries outside the United States, or from selling or importing technologies using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own technologies and may also export infringing technologies to territories where we have patent protection, but enforcement is not as strong as that in the United States. These technologies may compete with ours and our patents or other intellectual property rights.

Risks Relating to an Investment in Our Common Stock

We have issued, and may in the future issue, a significant amount of equity and convertible debt securities and, as a result, your ownership interest in our Company has been, and may in the future be, substantially diluted and your investment in our common stock could suffer a material decline in value.

In the Asset Sale Transaction, we issued a significant amount of equity securities, including Series D-1 and D-2 Preferred, which have subsequently converted into approximately 5.1 billion shares of common stock during fiscal 2020. On November 29, 2022, the Company consummated a private placement offering (the “Offering”). In the Offering, the Company issued (i) 10% Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) in an aggregate principal amount of $16.9 million and (ii) warrants (the “Warrants” and together with the Debentures, the “Underlying Securities”) to purchase up to approximately five billion shares of common stock of the Company (the “Common Stock”), subject to adjustments provided in the Warrants and as described below.

The Debentures are convertible into shares of Common Stock at any time after the maturity date and prior to Mandatory Conversion (as defined in the Debentures) at the conversion price equal to the lesser of: (i) $0.003 per share and (ii) 70% of the average of the VWAP (as defined in the Debentures) (or 50% of the average of such VWAP if an event of default has occurred and has not been cured) of the Common Stock during the ten Trading Day (as defined in the Debentures) period immediately prior to the applicable conversion date. Alternatively, upon a Mandatory Conversion, the holders of the Debentures may elect to exchange their Debentures for newly issued convertible preferred securities at a price per share equal to the Qualified Offering Price or the five-day VWAP of the Common Stock prior to the date that is 181 days after the closing of the Qualified Offering. Using a conversion rate of $0.003, the $16.9 million of Debentures are convertible into approximately 5.6 billion shares of common stock, but such amount could be more based on the calculations described above.

The Warrants are exercisable for five years and six months from the earlier of the maturity date of the Debentures and the closing of the Qualified Financing, at an exercise price equal to (i) in the event that a Qualified Offering is consummated prior to the exercise of the Warrant, the price per share at which the Qualified Offering is made (“Qualified Offering Price”), or (ii) in the event that no Qualified Offering has been consummated, the lower of: (A) $0.003 per share and (B) an amount equal to 70% of the average of the VWAP (or 50% of the average of the VWAP if an event of default has occurred and has not been cured) for the Common Stock over the ten Trading Days preceding the date of the delivery of the applicable exercise notice. If there is no effective registration statement covering the resale of the shares underlying the Warrants within 180 days following the closing of the Qualified Offering: (i) exercise may be via cashless exercise, and (ii) 5% additional Warrants will be issued by the Company to the holders for any portion of each month without such effective registration statement. Therefore, the Warrants may be exercisable into more than the initial five billion shares of common stock. The Debentures and Warrants also contain certain price protection provisions providing for adjustment of the amount of securities issuable upon exercise of the Warrants in case of certain future dilutive events or stock-splits and dividends.

In addition to the Debentures, we currently have 141.5033 Series C-1 Preferred shares outstanding, which are convertible into approximately 21.3 million shares of common stock. In addition to the C-1 Preferred, we also have approximately 1.9 billion outstanding warrants that are convertible into common stock subject to certain adjustments. We also have outstanding approximately 1.9 billion stock options issued pursuant to our equity incentive plan. As a result of these past issuances and potential future issuances, your ownership interest in the Company has been, and may in the future be, substantially diluted. In addition, we will continue to issue shares of common stock equity linked securities to finance the business when necessary.

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

The trading price for our common stock has been, and we expect it to continue to be, volatile. The price at which our common stock trades depends on a number of factors, including the following, many of which are beyond our control:

●	the relative success of our commercialization efforts for Theralink;

●	our historical and anticipated operating results, including fluctuations in our financial and operating results or failure to meet revenue projections;

●	changes in government regulations affecting our technology, reimbursement or other aspects of our or our competitors’ businesses;

●	announcements of technological innovations or new commercial products by us or our competitors;

●	developments concerning our key personnel;

●	our ability to protect our intellectual property, including in the face of changing laws;

●	announcements regarding significant collaborations or strategic alliances;

●	publicity regarding actual or potential performance of our technology under development;

●	market perception of the prospects for biotechnology companies as an industry sector; and

●	general market and economic conditions.

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

We have never declared or paid cash dividends on our common stock. We are not currently profitable. To the extent, we become profitable, we intend to retain any future earnings to fund the development and growth of our business and do not currently anticipate paying any cash dividends in the foreseeable future. Accordingly, our stockholders will not realize a return on their investment unless and until they sell shares if the trading price of our shares appreciates from the price at which the shareholder purchased them, of which there is no guarantee.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive office at 15000 W. 6th Avenue, Suite 400, Golden, CO 80401 is leased from a third party. In December 2019, we entered into a lease agreement for our corporate and laboratory facility in Golden, Colorado. The lease is for a period of 61 months, with continuing rental options, commencing in February 2020 and expiring in February 2025. Pursuant to the lease agreement, the lease requires the Company to pay a monthly base rent of; (i) $4,878 in the first year; (ii) $5,026 in the second year; (iii) $5,179 in the third year; (iv) $5,335 in the fourth year and; (v) $5,495 in the fifth year, plus a pro rata share of operating expenses beginning February 2020.

On June 10, 2021, the Company entered into an amendment to its existing Warehouse Lease (the “Lease Amendment”), effective October 3, 2021, for its laboratory facility in Golden, CO (see Note 11). The Lease Amendment provided for: (i) an extension to the term of the original lease to five years following the completion of the Company’s improvements to the Expansion Premises (defined below); (ii) an expansion of the premises to include the premises located at Unit 404, Building F, 15000 West 6th Avenue, Golden, Colorado 80401, consisting of approximately 4,734 rentable square feet (the “Expansion Premises”); (iii) an annual base rent modification; (iv) an increase to the security deposit; (v) tenant improvement allowance; (vi) additional parking and; (vii) two renewal options, each for five year terms, for a total of ten years.

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

On August 16, 2022, Erika Singleton filed a complaint against the Company in the Eighth Judicial District Court, Clark County, Nevada, Case No. A-22-857038-C. Plaintiff alleges that the Company did not provide her with physical stock certificates for 200,000 shares of common stock Plaintiff purchased for $2,000 in 2017. Based on these and other allegations, Plaintiff asserts claims against the Company for breach of contract, violation of Florida securities law, fraud, and unjust enrichment. The Company is currently set to file its responsive pleading on or before January 6, 2023.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of Common Stock

Our common stock is quoted on the OTC Pink, operated by the OTC Markets Group. Our symbol is “THER.”

As of December 28, 2022, there were approximately 238 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries and holders of unissued shares common stock.

Dividends

Preferred Stock

Series E Preferred Stock Dividends

For the year ended September 30, 2022 and 2021, the Series E Preferred stockholder earned dividends in the amount of $160,000 and $152,890, respectively. During the year ended September 30, 2021, we made cash payments in total amount of $152,859 towards the outstanding dividend payable. As of September 30, 2022 and 2021, we had $40,329 and $13,151 of Series E Preferred stock dividend payable reflected in the accompanying balance sheets as accrued liabilities instead of temporary equity, respectively. On November 29,2022, all Series E Preferred stock was exchanged for Debentures.

Series F Preferred Stock Dividends

For the years ended September 30, 2022 and 2021, the Series F Preferred stockholder earned dividends in the amount of $80,000 and $6,728. During the year ended September 30, 2021, no cash payments were made and during the year ended September 30, 2022, we made cash payments in total amount of $66,564 towards the outstanding dividend payable. On September 30, 2022 and 2021, we had $20,164 and $6,728 of Series F Preferred stock dividend payable reflected in the accompanying balance sheets as accrued liabilities instead of temporary equity, respectively. On November 29,2022, all Series F Preferred stock was exchanged for Debentures.

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

The overall impact of COVID-19 continues to have an adverse impact on business activities around the world. If the COVID-19 pandemic intensifies and expands geographically, its negative impacts on our sales could be more prolonged and may become more severe. The long-term financial impact on our business cannot be reasonably estimated at this time.

Overview

The Company is a commercial-stage, precision medicine, molecular data-generating company that focuses on the development and commercialization of a series of proprietary data-generating assays that may provide important actionable information for physicians, patients and biopharmaceutical companies, in the area of oncology. The Company’s objective is to commercialize the technology originally developed by Theranostics Health, Inc. This technology is differentiated due to:

●	An exclusive license agreement with George Mason University (“GMU”).

●	A patent portfolio licensed from GMU and the National Institute of Health (“NIH”).

●	Access to GMU’s well-published subject matter experts and their pioneering work in phosphoproteomic-based biomarker diagnostics.

●	Expertise in cancer biomarker and data-generating laboratory testing data.

●	Development of proprietary, cutting-edge assays focused on precision oncology care.

●	Building revenue streams based on our proprietary technology.

Theralink is advancing proprietary technology in the field of phosphoproteomic research, a sector which has emerged as one of the most exciting new components in the high-growth field of precision molecular diagnostics. This technology is intended to make it possible to generate an accurate and comprehensive portrait of protein pathway activation in diseased cells from each patient, which may enable providers to identify and match individuals with optimal targeted molecular therapies. This technology enables the quantitative measurement of the active protein(s) in cancer cells and their level of activation. The technology’s measurement sensitivity is many times greater than conventional mass spectrometry and other protein immunoassays. Initially spun-out from GMU in 2006, and subsequently elevated to the federal government’s Center for Medicare & Medicaid Services’ (“CMS”) and Clinical Laboratory Improvement Amendments (“CLIA”) standards, Theralink’s assay may prove highly useful for oncology patient management by improving (i) chemotherapy drug selection; (ii) immunotherapy drug selection; and (iii) optimizing combination therapy selection.

The biomarker and data-generating tests provide biopharmaceutical companies, clinical scientists and physicians with molecular-based guidance as to which patients may benefit from new molecular targeted therapeutics being developed for use in treating various life-threatening oncology diseases. These tests may also provide guidance to physicians on existing treatment standards that are recognized as the standard of care in the oncology treatment community. This addresses the core aspect of precision oncology treatment by identifying which individuals are more likely to respond to specific targeted molecular therapies, thus forming the basis for personalized medicine.

The technology is based upon the pioneering work of three noted scientists, Drs. Lance Liotta, Emanuel Petricoin and Virginia Espina, in proteomic-based precision medicine. Theralink benefits from a portfolio of intellectual property derived from licensing agreements with:

●	The US Public Health Service (“PHS”), the federal agency that supervises the National Institutes of Health (“NIH”), which provides the Company with broad protection around its technology platform; and

●	GMU, which provides access to additional intellectual property around improvements to the technology platform and biomarker signatures that form the basis for future phosphoproteomics products.

Theralink is committed to advancing the technology from GMU and the NIH as a platform for the development of new clinical biomarkers. These biomarkers and monitoring products may have the ability to provide biopharmaceutical companies and doctors with critical molecular-based knowledge to potentially make the best therapeutic decisions based on a patient’s unique, individual medical needs.

Our plan of operation over the next 12 months is to:

●	Establishing laboratory Standard Operating Procedures (“SOP’s”) to comply with New York CLIA standards;

●	Hiring additional lab techs and sales consultants;

●	Choosing members to sit on our Clinical and Scientific Advisory Boards;

●	Continuing to validate additional Theralink cancer biomarker technology under CAP/CLIA standards for a pan tumor assay to provide personalized medicine regarding treatment options for biopharmaceutical companies, clinical oncologists and their cancer patients;

●	Continuing to partner with pharmaceutical companies to perform oncology-related data-generating testing services which may generate additional revenues and

●	Continuing to seek financing to grow the Company.

Appointment of New Directors and Officers

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

On December 5, 2022, we appointed Faith Zaslavsky, age 48, as President and Chief Operating Officer of the Company, effective December 5, 2022.

Results of Operations

Comparison for the Years Ended September 30, 2022 and 2021

Revenue

●	During the years ended September 30, 2022 and 2021, we generated revenues of $567,905 and $505,604, respectively, an increase of $62,301 or 12%. The increase was primarily attributable to services performed under research and development contracts for pharmaceutical companies.

Costs of Revenues

●	During the years ended September 30, 2022 and 2021, we incurred cost of revenue of $224,886 and $117,456, respectively, an increase of $107,430 or 91%. The increase in 2022 cost of revenue as a percentage of revenue over 2021 was because the Company was required to purchase expensive third-party samples for certain pharmaceutical contracts. This increased cost significantly decreased the gross profit for the 2022 period.

Gross Margin

●	For the years ended September 30, 2022 and 2021, gross profit was $343,019 and $388,148, respectively, a decrease of $45,129 or 12% which represents a gross margin of 60% in 2022 versus 77% in 2021. The decrease was primarily attributable to the decrease in revenue and increase in cost of revenue discussed above.

Operating Expenses

For the years ended September 30, 2022 and 2021, operating expenses consisted of the following:

	For the Years Ended September 30,
	2022	2021
Professional fees	$2,311,098	$903,932
Compensation expense	7,373,037	2,259,273
Licensing fees	138,440	131,469
General and administrative expenses	2,160,450	2,659,453
Total	$11,983,025	$5,954,127

Professional fees:

●	For the year ended September 30, 2022, professional fees increased by $1,407,166, or 156%, as compared to the year ended September 30, 2021. The increase was primarily attributable to an increase in stock-based consulting fees of $1,370,261 related to accretion of stock option expense from the issuance of stock options to consultants in August 2022.

Compensation expense:

●	For the year ended September 30, 2022, compensation expense increased by $5,113,764 or 226%, as compared to the year ended September 30, 2021. The increase was primarily attributable to an increase in stock-based compensation of $4,645,361 related to accretion of stock option expense from the issuance of stock options to employees in August 2022, and an increase in administrative compensation and related employee benefits and expenses resulting from additional employees being hired and a bonus paid to our CFO.

Licensing fees:

●	For the year ended September 30, 2022, licensing fees increased by $6,971 or 5%, as compared to the year ended September 30, 2021. Licensing fees are mainly for the lab software, the GMU license and state licenses. During 2022, the company obtained licenses from numerous states to conduct business as a certified lab. The expanded national footprint is the driving force behind the increase in licensing fees.

General and administrative expenses:

●	For the year ended September 30, 2022, general and administrative expenses decreased by $499,003, or 19%, as compared to the year ended September 30, 2021. The decrease was primarily due to a decrease in laboratory and biological supplies expense of approximately $420,000 due to a decrease in breast cancer research and development, and a decrease in sample analysis services expense of approximately $584,000 due to the termination of our relationship with our service provider and bringing this function in-house. These decreases were offset by an increase in samples expense of $150,000 for research and development that was $0 last year, an increase in rent expense of approximately $115,000 due to doubling the leased space at the beginning of the year, an increase in travel expense of $28,000, an increase in business insurance of approximately $34,000 due to larger premiums for D&O insurance, an increase in business development cost of approximately $41,000 due to the Company attending more trade shows, an increase in repairs and maintenance costs of approximately $52,000 because our equipment is aging, and increases in other general and administrative expenses.

Loss from Operations

For the year ended September 30, 2022, loss from operations amounted to $11,640,006 as compared to $5,565,979 for the year ended September 30, 2021, an increase of $6,074,027, or 109%. The increase was primarily a result of the increase in operating expenses discussed above.

Other Income (Expenses), net

For the year ended September 30, 2022 and 2021, total other income (expenses), net amounted to $(1,101,956) and $94,330, respectively, a change of $1,196,286 or 1,268%. The change was primarily due to an increase in interest expense of $973,562 resulting from additional debt incurred in 2022, an increase in unrealized loss on market securities of $7,200, a decrease in gain on debt extinguishment of $227,294 as there was no debt extinguishment in 2022, a decrease in gain on disposal and dissolution of subsidiaries of $10,916 which occurred in 2021, offset by a decrease in unrealized loss on exchange rate of $22,686 as there was no unrealized loss on exchange rate in 2022.

Preferred Stock Dividend and Deemed Dividend

For the year ended September 30, 2022, we recorded dividends for the Series E Preferred stock and Series F Preferred stock in the amount of $160,000 and $80,000, respectively, for a total of $240,000 of preferred stock dividends.

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

Net Loss Attributed to Common Stockholders

For the year ended September 30, 2022, net loss attributed to common stockholders amounted to $12,981,962, or $(0.00) per share (basic and diluted) compared to net loss attributed to common stockholders of to $6,638,267, or $(0.00) per share (basic and diluted), for the year ended September 30, 2021, an increase of $6,343,695, or 96%. The increase was a result of the changes in operating expenses and other expenses, net discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $2,808,736 and $393,460 in cash as of September 30, 2022 and a working capital deficit of $2,657,337 and $314,151 in cash as of September 30, 2021.

	September 30, 2022	September 30, 2021	Net Change	Percentage Change
Working capital (deficit):
Total current assets	$646,984	$638,753	$8,231	1%
Total current liabilities	(3,455,720)	(3,296,090)	(159,630)	5%
Working capital (deficit):	$(2,808,736)	$(2,657,337)	$(151,399)	6%

The increase in working capital deficit was primarily attributable to the increase in current assets of $8,231 and increase in current liabilities of $159,630.

Cash Flows

The following table sets forth a summary of changes in cash flows for the years ended September 30 2022 and 2021:

	Years Ended September 30,
	2022	2021
Cash used in operating activities	$(5,389,695)	$(4,780,930)
Cash used in investing activities	(131,611)	(134,702)
Cash provided by financing activities	5,600,615	3,450,000
Net change in cash	$79,309	$(1,465,132)

Net Cash Used in Operating Activities:

Net cash used in operating activities was $5,389,695 for the year ended September 30, 2022 as compared to $4,780,930 for the year ended September 30, 2021, an increase of $608,765 or 13%.

●	Net cash used in operating activities for the year ended September 30, 2022 primarily reflected our net loss of $12,741,962 adjusted for the add-back of non-cash items such as depreciation expense of $190,780, non-cash lease cost of $28,451, accretion of stock options expense of $6,015,622, amortization of debt discount of $738,521, gain on operating lease modification of $8,229, unrealized loss on marketable securities of $7,300, and bad debt expense of $39,426, and changes in operating assets and liabilities consisting primarily of an increase in accounts receivable of $35,957, an increase in prepaid expenses and other current assets of $8,559, and a decrease in accounts payable of $191,125, offset by a decrease in laboratory supplies of $71,062, an increase in accrued liabilities and other liabilities of $483,575 and an increase in contract liabilities of $21,400.

●	Net cash used in operating activities for the year ended September 30, 2021 primarily reflected our net loss of $5,471,649 adjusted for the add-back on non-cash items such as depreciation expense of $185,730, lease cost of $1,596, amortization of debt discount of $64,981, gain on debt extinguishment of $227,294, unrealized loss on exchange rate of $22,686, unrealized loss on marketable securities of $100, gain on dissolution of a subsidiary of $9,916, gain on disposal of a subsidiary of $1,000 and changes in operating asset and liabilities consisting primarily of an increase in prepaid expenses and other current assets of $37,732, an increase in accounts payable of $415,190, an increase in accrued liabilities and other liabilities of $140,955, an increase in deferred revenue of $135,150 offset by a decrease in laboratory supplies of $273.

Net Cash Used in Investing Activities

Net cash used in investing activities was $131,611 for the year ended September 30, 2022 as compared to net cash used in investing activities of $134,202 for the year ended September 30, 2021, a decrease of $2,591, or 2%.

●	Net cash used in investing activities for the year ended September 30, 2022, resulted from the purchase of property and equipment of $131,611.

●	Net cash used in investing activities for the year ended September 30, 2021, resulted from the purchase of property and equipment of $(135,702) offset by an adjustment related to a prior period redemption payment of $500 and proceeds from disposal of a subsidiary of $1,000.

Cash Provided by Financing Activities:

Net cash provided by financing activities was $5,600,615 for the year ended September 30, 2022 as compared to $3,450,000 for the year ended September 30, 2021, an increase of $2,150,615 or 62%.

●	Net cash provided by financing activities for the year ended September 30, 2022 consisted of $3,150,000 of net proceeds from related party convertible debt, $2,475,000 of net proceeds from convertible debt, and $400,000 of net proceeds from related party notes payable, offset by repayment of $150,000 of a related party convertible note, repayment of $47,730 of financed leases, payments of $199,385 in preferred stock dividends, and payments of deferred offering costs of $27,270.

●	Net cash provided by financing activities for the year ended September 30, 2021, consisted of $1,350,000 of net proceeds from deposits from the sale of common stock which are accounted for as liabilities until we are able to issue the shares, $1,000,000 proceeds from convertible debt – related party, $100,000 proceeds from a note payable – related party and $1,000,000 of proceeds from the sale of Series F Preferred stock.

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

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had net loss and net cash used in operations of $12,741,962 and $5,416,965, respectively, for the year ended September 30, 2022. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $62,807,817, $6,801,055 and $2,808,736 on September 30, 2022. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Although the Company has historically raised capital from sales of equity and from the issuance of promissory notes, convertible notes and convertible debentures, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Financings During Fiscal 2022

Convertible Debt – Related Parties

On November 1, 2021, the Company entered into a Securities Purchase Agreement (“First November 2021 SPA”) with a related party, who is an affiliate stockholder (“First November 2021 Investor”), to purchase three convertible notes (collectively as “First November 2021 Notes”) and three accompanying warrants (collectively as “First November 2021 Warrants”), for an aggregate investment amount of $1,000,000. The first note issued on November 1, 2021, had a principal balance of $334,000 and accompanying warrants to purchase up to 18,251,367 shares of common stock. The second note issued on December 1, 2021, had a principal balance of $333,000 and accompanying warrants to purchase up to 18,196,722 shares of common stock. The third note issued on January 1, 2022, had a principal balance of $333,000 and accompanying warrants to purchase up to 18,196,722 shares of common stock. The Company received $1,000,000 in aggregate proceeds from the First November 2021 Notes. The First November 2021 Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the First November 2021 Notes) and mature on November 1, 2026. The First November 2021 Warrants are exercisable at any time and expire on November 1, 2026. The First November 2021 Warrants were initially valued at $990,048 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the First November 2021 Notes. The First November 2021 Notes and First November 2021 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment). The First November 2021 Notes and First November 2021 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the First November 2021 Notes and First November 2021 Warrants. The conversion and exercise price of the First November 2021 Notes and First November 2021 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. The Company may prepay the First November 2021 Notes at any time in an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the First November 2021 Investor, the First November 2021 Notes can be converted in whole or in part at any time and from time to time. Further, upon maturity the Company may pay the outstanding balance of the First November 2021 Notes in cash or convert it into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the First November 2021 Notes), the Conversion Amount shall automatically be converted into fully-paid and non-assessable shares of common stock. On January 26, 2022, a notice and request for consent regarding a change in offering terms was sent by the Company to the First November 2021 Investor. Upon the approval of the First November 2021 Investor, the Company modified the terms of the First November 2021 SPA which increased the warrants issuable from 20% to 100% of the common stock issuable upon conversion of the notes purchased. As a result, the First November 2021 Investor received additional cashless-exercisable warrants equal to 80% of the common stock issuable upon conversion of the First November 2021 Notes. The Company issued additional warrants to purchase up to 218,579,234 shares of common stock to the First November 2021 Investor which increased the total relative fair value of all warrants in total by $34,620 recorded as debt discount which is being amortized over the life of the First November 2021 Notes (see Note 9 and 10). The modification of the First November 2021 SPA did not meet the requirements of a debt extinguishment under ASC 470-50 - Debt Modifications and Exchanges; however it represented a substantial modification whereby the First November 2021 Investor received a substantial amount of additional warrants for the same principal amount of investment hence it was accounted for, in substance, as a debt modification ASC 470-50 and no gain or losses was recognized. As of September 30, 2022, the First November 2021 Notes had an outstanding principal of $1,000,000 and accrued interest of $20,164. The First November 2021 Notes are included in the accompanying balance sheet at $140,093 as a long-term convertible note payable – related party, net of discount in the amount of $859,907 (see Note 9) as of September 30, 2022.

On April 5, 2022, pursuant to the First April 2022 SPA, Matthew Schwartz, a member of the Board of Directors and a related party, purchased a convertible note with principal of $100,000 with accompanying First April 2022 Warrants to purchase 4,201,681 shares of common stock. The Company received net proceeds of $100,000 on March 24, 2022. The First April 2022 Warrants were valued at $89,815 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the First April 2022 Note. The First April 2022 Warrants are exercisable at any time and expire on April 1, 2027. The First April 2022 Note bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the First April 2022 Note)) and matures on April 1, 2027. The First April 2022 Note and First April 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment as provided in the agreements). Upon maturity the Company may pay the outstanding balance of the First April 2022 Note in cash or convert it into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange, the conversion amount (as defined in the First April 2022 Note) shall automatically be converted into fully-paid and non-assessable shares of common stock. As of September 30, 2022, the First April 2022 Note had an outstanding principal balance of $100,000 and accrued interest of $3,901.

On May 9, 2022, the Company entered into a Securities Purchase Agreement (“May 2022 SPA”) with a related party, who is an affiliate stockholder (“May 2022 Investor”), to purchase four convertible notes for an aggregate investment amount of $1,000,000 (collectively as “May 2022 Notes”) and accompanying warrants to purchase shares of common stock equal to 20% of the number of the total shares of common stock issuable upon the conversion of the May 2022 Notes (collectively as “May 2022 Warrants”). The first note issued on May 9, 2022, had a principal balance of $250,000 and accompanying warrants to purchase up to 10,504,202 shares of common stock. The second note issued on May 24, 2022, had a principal balance of $250,000 and accompanying warrants to purchase up to 10,504,202 shares of common stock. The third note issued on June 10, 2022, had a principal balance of $250,000 and accompanying warrants to purchase up to 10,504,202 shares of common stock. The fourth note issued on July 1, 2022, had a principal balance of $250,000 and accompanying warrants to purchase up to 10,504,202 shares of common stock. The Company received $1,000,000 in aggregate proceeds from the May 2022 Notes. The May 2022 Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the May 2022 Notes)) and mature on April 1, 2027. The May 2022 Warrants are exercisable at any time and expire on April 1, 2027. The May 2022 Warrants were valued at $178,449 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the May 2022 Notes. The May 2022 Notes and May 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment). The May 2022 Notes and May 2022 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the May 2022 Notes and May 2022 Warrants. As of September 30, 2022, the May 2022 Notes had an aggregate outstanding principal balance of $1,000,000 and accrued interest of $20,110.

On June 15, 2022, pursuant to the June 2022 SPA, Danica Holley, a member of the Board of Directors and a related party, purchased a convertible note with principal of $50,000 (the “June 2022 Note”) with accompanying warrants (the “June 2022 Warrants”) to purchase 2,100,840 shares of common stock. The Company received net proceeds of $50,000 on June 15, 2022. The June 2022 Warrants were valued at $5,924 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the June 2022 Note. The June 2022 Warrants are exercisable at any time and expire on April 1, 2027. The June 2022 Note bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the June 2022 Note)) and matures on April 1, 2027. The June 2022 Note and June 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment as provided in the agreements). As of September 30, 2022, the June 2022 Note had an outstanding principal balance of $50,000 and accrued interest of $1,173.

On July 29, 2022, the Company entered into a Demand Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for a principal balance of $125,000, and on September 2, 2022, the Company entered into a second Demand Promissory Note Agreement with Jeffrey Busch for a principal balance of $150,000 (collectively referred to as called the “Busch Notes”). The Busch Notes bear an annual interest rate of 8% and are payable on demand. The outstanding principal and accrued interest on the Busch Notes is contingently convertible, in full, at the option of the lender, into the same security issued by the Company in its next private placement of equity or equity backed securities at any time after the inception date. As of September 30, 2022, the Busch Notes had an outstanding principal balance of $275,000 and accrued interest of $2,683 and are included in the accompanying balance sheet as a short-term convertible note payable – related party.

On August 11, 2022, the Company entered into a Demand Promissory Note Agreement with a related party, who is an affiliate stockholder, for a principal balance of $375,000. The note bears an annual interest rate of 8% and is payable on demand. The outstanding principal and accrued interest of the note is contingently convertible, in full, at the option of the lender, into the same security issued by the Company in its next private placement of equity or equity backed securities at any time after the inception date. As of September 30, 2022, this note had an outstanding principal balance of $375,000 and accrued interest of $4,110 and is included in the accompanying balance sheet as a short-term convertible note payable – related party.

On September 2, 2022, the Company entered into a Demand Promissory Note Agreement with a related party, who is an affiliate stockholder, for a principal balance of $350,000. The note bears an annual interest rate of 8% and is payable on demand. The outstanding principal and accrued interest of the note is contingently convertible, in full, at the option of the lender, into the same security issued by the Company in its next private placement of equity or equity backed securities at any time after the inception date. As of September 30, 2022, this note had an outstanding principal balance of $350,000 and accrued interest of $2,148 and is included in the accompanying balance sheet as a short-term convertible note payable – related party.

Convertible Debt

On January 27, 2022, the Company entered into a Securities Purchase Agreement (“First January 2022 SPA”) with an investor (“First January 2022 Investor”) to purchase a convertible note with a principal balance of $500,000 (“First January 2022 Note”) with the Company receiving $500,000 in proceeds and accompanying warrants to purchase up to 136,612,022 shares of common stock (“First January 2022 Warrants”). The First January 2022 Note bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the First January 2022 Note)) and mature on November 1, 2026. The First January 2022 Warrants are exercisable at any time and expire on November 1, 2026. The First January 2022 Warrants to purchase up to 136,612,022 shares of common stock were valued at $498,428 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the First January 2022 Note. The First January 2022 Note and First January 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment). The First January 2022 Note and First January 2022 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the First January 2022 Note and First January 2022 Warrants include. The conversion and exercise price of the First January 2022 Note and First January 2022 Warrants include are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. As of September 30, 2022, the First January 2022 Note had an outstanding principal balance of $500,000 and accrued interest of $26,959.

On January 31, 2022, the Company entered into a Securities Purchase Agreement (“Second January 2022 SPA”) with an investor (“Second January 2022 Investor”) to purchase a convertible note with principal balance of $500,000 (“Second January 2022 Note”) with the Company receiving $500,000 in proceeds and accompanying warrants to purchase up to 136,612,022 shares of common stock (“Second January 2022 Warrants”). The Second January 2022 Note bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Second January 2022 Note)) and mature on November 1, 2026. The Second January 2022 Warrants are exercisable at any time and expire on November 1, 2026. The Second January 2022 Note and Second January 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment). The Second January 2022 Note and Second January 2022 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the Second January 2022 Note and Second January 2022 Warrants. The conversion and exercise price of the Second January 2022 Note and Second January 2022 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. As of September 30, 2022, the Second January 2022 Note had an outstanding principal balance of $500,000 and accrued interest of $26,520.

During April 2022, pursuant to the Second April 2022 SPA various investors purchased convertible notes for an aggregate investment amount of $425,000 with the Company receiving $425,000 of proceeds with accompanying Second April 2022 Warrants to purchase up to an aggregate of 17,857,144 shares of common stock. The Second April 2022 Warrants were valued at $335,593 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the Second April 2022 Notes. The Second April 2022 Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Second April 2022 Notes)) and mature on April 1, 2027. The Second April 2022 Warrants are exercisable at any time and expire on April 1, 2027. The Second April 2022 Notes and Second April 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment as provided in the agreements). As of September 30, 2022, the Second April 2022 Notes had an aggregate outstanding principal balance of $425,000 and accrued interest of $15,710.

On July 1, 2022, the Company entered into a Securities Purchase Agreement with an investor (“July 2022 Investor”), to purchase a convertible note for a principal amount of $50,000 (“July 2022 Note”) with the Company receiving $50,000 of proceeds and accompanying warrants to purchase 2,100,840 shares of common stock (“July 2022 Warrants”). The July 2022 Note bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the July 2022 Note)) and matures on April 1, 2027. The July 2022 Warrants are exercisable at any time and expire on April 1, 2027. The July 2022 Warrants were valued at $7,037 using the relative fair value method and shall be recorded as debt discount to be amortized over the life of the July 2022 Note. The July 2022 Note and July 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment). The July 2022 Note and July 2022 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the July 2022 Note and July 2022 Warrants. The conversion and exercise price of the July 2022 Note and July 2022 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. For so long as the July 2022 Warrants remains outstanding and until the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the agreement); (i) if the Company issues warrants to investors in an offering of common stock or of any equity linked security (each a “Subsequent Offering”), and such warrants equal more than 20% warrant coverage, then a number of additional shares will be added to the July 2022 Warrants such that the July 2022 Warrants shall equal the same percentage of the warrant coverage offered to the investors in the Subsequent Offering and; (ii) if the Company issues warrants in a Subsequent Offering which may be exercised by means of cashless exercises, then the July 2022 Warrants shall be exercisable by the same cashless exercise feature of the warrants issued in the Subsequent Offering. As of September 30, 2022, the July 2022 Note had an outstanding principal balance of $50,000 and accrued interest of $953.

Note Payable - Related Party

On May 5, 2022, the Company and Jeffrey Busch amended the April 26, 2021 note with principal amount of $100,000 (“Original Note”) pursuant to which the principal amount was increased to $350,000 (“New Note”) with the Company receiving additional $250,000 of proceeds and added a conversion feature. The New Note bears an annual interest rate of 1% (which shall increase to 2% in an event of a default) and matures on May 5, 2024. The New Note may not be prepaid and is only convertible upon an occurrence of a public offering. The outstanding principal plus any unpaid accrued interest (“Conversion Amount”) of the New Note is convertible into shares of common stock at the price for which the common stock was sold in the public offering. Pursuant to ASC 470-50 - Debt Modifications and Exchanges; the amendment was accounted for as a debt extinguishment because the contingent conversion feature added to the New Note resulted in a substantial modification of the Original Note. No gain or loss was recognized in connection with the debt extinguishment. As of September 30, 2022, the New Note had an outstanding principal balance of $350,000, reflected as notes payable – related party in the accompanying balance sheet since the conditions for its contingent conversion has not yet been met, and accrued interest of $2,474.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the years ended September 30, 2022 and 2021 include, but are not necessarily limited to, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of right-of-use (“ROU”) assets and lease liabilities, assumptions used in assessing impairment of long-lived assets, allowances for accounts receivable, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

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

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under the FASB’s Accounting Standards Update (“ASU”) 2016-09 Improvements to Employee Share-Based Payment.

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

The Company provides research and development support to biopharmaceutical companies to assist their drug development programs. In January 2021, the Company began performing tumor profiling to support clinical patient therapeutic intervention. The services provided by the Company are performance obligations under services contracts. These contracts are completed over time and may lead to deferred revenue for services not completed at the end of a period which is reflected as contract liabilities on the accompanying balance sheet. The Company may include, in accounts receivable, amounts billed to customers in advance of services being initiated or completed. If the Company has a right to such consideration that is unconditional such as for contractually allowed billings under non-cancellable contracts, such amounts billed in advance would be offset by a contract liability. Management reviews the completion status of all jobs monthly to determine the appropriate amount of revenue to recognize. The Company offers these services to biopharmaceutical companies and to private individuals. The Company uses various output methods to recognize revenues. The revenue recognized from services provided to private individuals during the years ended September 30, 2022 and 2021 were minimal and therefore was not disaggregated for disclosure purposes.

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

Operating and financing lease ROU assets represents the right to use the leased asset for the lease term. Operating and financing lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the statements of operations.

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

The amendments in ASU 2020-06 are effective for public business entities, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of its annual fiscal year and are allowed to adopt the guidance through either a modified retrospective method of transition or a fully retrospective method of transition. In applying the modified retrospective method, entities should apply the guidance to transactions outstanding as of the beginning of the fiscal year in which the amendments are adopted. Transactions that were settled (or expired) during prior reporting periods are unaffected. The cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings at the date of adoption. If an entity elects the fully retrospective method of transition, the cumulative effect of the change should be recognized as an adjustment to the opening balance of retained earnings in the first comparative period presented. The Company is evaluating the impact of the revised guidance and believes that it will not have a significant impact on its financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of the revised guidance and believes that it will not have a significant impact on its financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2022, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified, in our report on internal control over financial reporting.

Internal Control Over Financial Reporting

Management’s Annual report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2022. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of September 30, 2022, our internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this report.

Name	Age	Position
Mick Ruxin, M. D.	76	Chief Executive Officer, and Director
Thomas Chilcott	55	Chief Financial Officer
Faith Zaslavsky	48	President and Chief Operating Officer
Jeffrey Busch	65	Chairman of the Board
Andrew Kucharchuk	42	Director
Yvonne C. Fors	50	Director
Danica Holley	50	Director
Matthew Schwartz	49	Director

Biographical information concerning the directors and executive officers listed above is set forth below. The information has been provided to us about all the positions they hold, their principal occupation and their business experience for the past five years. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our Board to conclude that they should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. Each has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to our Company and our Board. Each director is to be elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until their qualified successor is elected.

Mick Ruxin, M.D.

Dr. Ruxin has been the Chief Executive Officer, President and a director of the Company since June 2020 and was the Chief Executive Officer, President of Avant prior to the Asset Sale. Prior to his current role, he was a strategic advisor to Avant since December 2017. Previously, Dr. Ruxin was the Chairman, CEO and Founder of Global Med Technologies, Inc. (GLOB). He grew GLOB from a foundational concept to an international medical software company, specializing in FDA approved software, with specific diagnostic capabilities, and serving over 30 countries on 4 continents. Under his leadership, GLOB had its initial financing, its initial public offering and subsequent follow-on financings. Dr. Ruxin also founded PeopleMed, Inc., a validation and chronic disease management software subsidiary of GLOB. In addition, he conceived and executed the acquisition and financing of Inlog, a French software company serving the EU, becoming the Directeur General responsible for European Operations—and eDonor, a US based regulated software company serving domestic and international blood donor centers. Prior to Dr. Ruxin engineering the sale of GLOB to a NYSE company, Haemonetics Corp. (HAE), he led his team to national prominence by being awarded the #1 position in quality of product and customer service against billion-dollar software companies, rated by an industry-respected, independent software rating service. After GLOB’s acquisition by Haemonetics, Dr. Ruxin was asked to stay with the company through the transition. Dr. Ruxin was on the Executive Management Team (EMT) at Haemonetics for approximately 6 months after the merger. The EMT was responsible for diagnostic strategies and identified domestic and international software opportunities for the company. Before founding Global Med Technologies, Dr. Ruxin founded and was President and CEO of DataMed International, Inc. (DMI), a private, international drugs of abuse management company (from 1989-1997). DMI’s clients included FedEx, International Multi-Foods, Los Alamos National Laboratories, Chevron, ConAgra, Nestles and AT&T, among over 500 other companies. Dr. Ruxin was one of the first 10 certified Medical Review Officers in the country, and he participated in writing the Federal legislation for drugs of abuse testing. Dr. Ruxin received his M.D. degree from the University of Southern California School of Medicine and his B.A degree in Philosophy from the University of Pittsburgh.

Thomas E. Chilcott, III

Mr. Chilcott has served as our Chief Financial Officer since September 2020. Prior to taking his current role, Mr. Chilcott served as Chief Financial Officer, Secretary, Treasurer and Controller of Ampio Pharmaceuticals, Inc., or Ampio (NASDAQ: AMPE), from January 2017 until June 2019. Mr. Chilcott also served as the President and Chief Executive Officer of Chilcott Consulting Group from September 2006 to December 2016. Mr. Chilcott began his career as an auditor with KPMG Peat Marwick. He graduated from Villanova University with a B.S. of Administration in Accountancy and is a Certified Public Accountant in good standing. Mr. Chilcott is a member of the Colorado Society of Certified Public Accountants.

Faith Zaslavsky

Ms. Zaslavsky recently joined Theralink as President and Chief Operating Officer on December 5, 2022. Prior to her current position, Ms. Zaslavsky served as President of Oncology for Myriad Genetic Laboratories, (NASDAQ- MYGN). Her responsibilities have included overseeing all commercial functions which include leading Medical Services, Medical Affairs, National and Enterprise Accounts and Sales and Marketing. She has spent 22 years leading and transforming teams, designing solutions for physicians to support care and advocating for patients facing a journey with cancer. She received her bachelor’s of Business Administration from Washington State University. Ms. Zaslavsky also serves on the board of directors of the American Society of Breast Surgeons Foundation.

Jeffrey Busch

Mr. Busch has served as the Chairman of our Board since June 2020. Mr. Busch is the current Chairman and CEO of Global Medical REIT, a NYSE listed (NYSE:GMRE) and publicly traded company which acquires licensed medical facilities. Mr. Busch has been a Presidential Appointee, entrepreneur and active investor in various asset classes, including medical and pharmaceutical since 1985. Mr. Busch has had a distinguished career in public service, which included serving as a Chief of Staff to a United States Congressman and serving in senior positions in two U.S. Presidential Administrations. Mr. Busch oversaw hundreds of millions of dollars in economic development programs. Mr. Busch represented the United States before the United Nations in Geneva, Switzerland. Mr. Busch has served as a top advisor to several publicly traded medical companies and has worked in the medical, blood supply and management fields. Mr. Busch also served as President of the Safe Blood International Foundation, where he oversaw the establishment of medical facilities in 35 developing nations, including China. These facilities were funded by the U.S. Centers for Disease Control and Prevention, USAID, Chinese government and corporate and private entities. Mr. Busch is a graduate of the New York University Stern School of Business, holds a Master of Public Administration specializing in health care from New York University, and a Doctor of Jurisprudence from Emory University.

Andrew Kucharchuk

Mr. Kucharchuk has served as a director of our Company since June 2020. Mr. Kucharchuk also served as our Chief Financial Officer from August 2020 until September 2020. Mr. Kucharchuk was previously the Chief Executive Officer and Chief Financial Officer of OncBioMune, Inc. prior to the Asset Sale. Mr. Kucharchuk is currently the Chief Operating Officer and on the Board of Directors of Adhera Therapeutics, Inc. (OTCQB: ATRX) , a late clinical stage biotechnology company, with assets in the Parkinson’s and Type 1 Diabetes space. Mr. Kucharchuk is a graduate of Louisiana State University and Tulane University’s Freeman School of Business, where he earned an MBA with a Finance Concentration. Mr. Kucharchuk’s role as a former executive officer of our Company gives him insights into our day-to-day operations and a practical understanding of the issues and opportunities that face us which uniquely qualify him to serve as a member of our Board.

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

Matthew Schwartz, MD

Dr. Schwartz has served as a director of our Company since April 2022. Dr. Schwartz is a practicing Radiation Oncologist with Comprehensive Cancer Centers of Nevada (CCCN) since 2006. Through his service on the Board of Directors of CCCN as well as the Marketing Chairman, he helped grow CCCN to the largest Oncology group in Nevada with 64 providers in 12 locations. He is also the Chairman of the Board of Managers and co-founder of the Las Vegas Cyberknife at Summerlin which offers state of the art Radiosurgical treatments. Dr. Schwartz was a member of the McKesson Specialty Health Radiation Executive Committee, and he served on the Radiation Oncology Leadership Council of US Oncology. Dr. Schwartz was awarded Alumni of the Year from the UNLV College of Sciences. He received his MD from the University of Nevada School of Medicine, and he was a Resident at Yale University Department of Internal Medicine and McGill University School of Medicine where he was Chief Resident. Dr. Schwartz has been the Principal Investigator on Clinical Research Studies in Oncology and has multiple peer reviewed publications.

Danica Holley

Ms. Holley has served as a director of the Company since April 2022. Ms. Holley serves as the Chief Operating Officer of Global Medical REIT Inc. (NYSE: GMRE) since March 2016. As COO, she has shepherded the organization’s growth from infancy, IPO, to now over $1.4 billion gross real estate assets under management. Ms. Holley leads the operational, risk and ESG initiatives at GMRE. Ms. Holley’s management and business development experience spans more than 18 years with an emphasis on working in an international environment. She has extensive experience in international program management, government procurement, and global business rollouts and start-ups. As Executive Director for Safe Blood International Foundation, from April 2008 to July 2016, she oversaw national health initiatives in Africa and Asia, including an Ebola response project. Ms. Holley has more than two decades of experience managing multinational teams for complex service delivery across disciplines. Ms. Holley currently serves on the Board of Directors for Mobile Infrastructure Corporation, where she is a member of the audit, compensation and nominating and governance committees. She received a B.S.F.S from the Edmund Walsh School of Foreign Service at Georgetown University in International Law, Politics and Organization, an African Studies Certificate and Arabic Proficiency (May 1994). She studied International Organization at the School for International Training, Brattleboro, Vermont and Rabat, Morocco (January - June 1993). She is an ICF certified executive leadership coach and an alumna of Georgetown University’s Graduate Executive Leadership Coaching Program (September 2010). In 2018, she completed Harvard Business School’s Finance for Senior Executives program.

Family Relationships

There are no family relationships between any of the executive officers and directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors, and persons who beneficially own more than ten percent (10%) of our outstanding common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with all copies of Section 16(a) forms they file.

Based solely on our review of the forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our directors, executive officers, and persons who own more than 10% of our common stock were complied with during fiscal 2022:

●	Matthew Schwartz filed a late Form 3 on June 21, 2022 for his appointment on April 1, 2022 and he filed a late Form 4 on September 26, 2022 for a transaction dated April 5, 2022;
●	Yvonne Fors filed a late Form 4 on September 22, 2022 for a transaction dated September 16, 2022;
●	Thomas E. Chilcott, III filed a late Form 4 on September 21, 2022 for a transaction dated September 16, 2022;
●	Michael Ruxin filed a late Form 4 on September 21, 2022 for a transaction dated September 16, 2022;
●	Jeffrey Busch filed a late Form 4 on September 21, 2022 for a transaction dated September 16, 2022; and
●	Danica Holley filed a late Form 4 filed on June 21, 2022 for a transaction dated June 15, 2022.

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

Committees of the Board

Our Board held eleven formal meetings during the year ended September 30, 2022. All other proceedings of our Board were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held. During 2022, each incumbent director attended 75% or more of the meetings of our Board.

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

We believe that our Board is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Board does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the Board. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstance given the early stages of our development.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

For our fiscal year ended September 30, 2022, our Named Executive Officers were:

(i)	Mick Ruxin, M.D., our Chief Executive Officer, who has served as our Chief Executive Officer since June 2020;

(ii)	Thomas E. Chilcott, our Chief Financial Officer, who has served as our Chief Financial Officer, Secretary and Treasurer since September 2020. We had no other executive officers serving during the year ended September 30, 2022.

The following table shows compensation awarded to, paid to, or earned by our Named Executive Officers for the fiscal years ended September 30, 2022 and 2021:

SUMMARY COMPENSATION TABLE

FOR OUR NAMED EXECUTIVE OFFICERS

						Stock	Option	All
Name and Principal		Salary		Bonus		Award	Awards	Other
Position	Year	($)		($)		($)	($)(1)	Compensation		Total ($)
(a)	(b)	(c)		(d)		(e)	(f)	(g)		(j)
Named Executive Officers

Mick Ruxin
Chief Executive Officer	2022	$300,000	(2)	$-		$-	$1,972,903	$10,142	(3)	$2,283,045
effective June 2020	2021	$300,000	(2)	$-		$-	$-	$10,583	(3)	$310,583

Thomas E. Chilcott
Chief Financial Officer	2022	$259,375	(4)	$75,000	(4)	$-	$397,089	$9,454	(5)	$740,918
effective September 2020	2021	$229,327		$-		$-	$-	$-		$229,327

(1)

The amounts reported under “Option Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation, rather than amounts paid to or realized by the named individual. The value of the option awards was estimated using the Black-Scholes option pricing model. The valuation assumptions used in the valuation of options granted may be found in Note 10 to our financial statements included in this annual report on Form 10-K for the year ended September 30, 2022.

(2)	On June 5, 2020, Dr. Ruxin was appointed to serve as our Chief Executive Officer with an annual salary of $300,000 pursuant to his employment agreement dated June 5, 2020. During 2022, $50,000 of Dr. Ruxin’s salary was accrued to be paid in the future. During 2021, $62,500 of Dr. Ruxin’s salary was accrued to be paid in the future.

(3)	Represents Dr. Ruxin’s health insurance allowance.

44

(4)

On September 29, 2020, Thomas Chilcott was appointed the Chief Financial Officer of the Company with an annual salary of $225,000. On December 29, 2021, the Board increased Mr. Chilcott’s annual salary to $300,000 effective January 1, 2022 and approved a $75,000 bonus.

(5)	Represents Mr. Chilcott’s health insurance allowance.

Our executive officers are reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf.

Employment Agreements

Mick Ruxin, M.D.

On June 5, 2020, the Company and Dr. Michael Ruxin entered into an employment agreement (the “Ruxin Employment Agreement”) for Dr. Ruxin to serve as the Company’s Chief Executive Officer, President and a director.

The Ruxin Employment Agreement is for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Dr. Ruxin will be entitled to receive an annual base salary of $300,000 and will be eligible for an annual discretionary bonus of 150% of such base salary. In the Ruxin Employment Agreement, Dr. Ruxin is also promised, subject to the approval of the Board or a committee thereof, and under the 2020 Equity Incentive Plan (i) a one-time grant of 49,047,059 Restricted Stock Units (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of Common Stock, both of which will be subject to the terms and conditions of the applicable award agreements when executed. Dr. Ruxin is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. On August 16, 2022, the Board granted Dr. Ruxin 469,738,712 options under the 2022 Equity Incentive Plan. No RSUs were granted, as Dr. Ruxin and the board agreed the total grant would be in the form of stock options.

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

Employment Agreement with Jeff Busch

On June 5, 2020, the Company and Jeffrey Busch entered into an employment agreement (the “Busch Employment Agreement”) for Mr. Busch to serve as the Company’s Chairman of the Company and in such other positions as may be assigned from time to time by the board of directors.

The Busch Employment Agreement is for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Mr. Busch will be entitled to receive an annual base salary of $60,000 and will be eligible for an annual discretionary bonus. In the Busch Employment Agreement, Mr. Busch is also promised, subject to the approval of the Board or committee thereof, and under the 2020 Equity Incentive Plan (i) a one-time grant of 49,047,059 Restricted Stock (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of Common Stock, both of which will be subject to the terms and conditions of the applicable award agreements when executed. Mr. Busch is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. On August 16, 2022, the Board granted Mr. Busch 469,738,712 options under the 2022 Equity Incentive Plan. No RSUs were granted, as Mr. Busch and the board agreed the total grant would be in the form of stock options.

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

Outstanding Equity Awards

The following table provides a summary of equity awards outstanding for each of the Named Executive Officers as of September 30, 2022:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (5)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)

Current Named Executive Officers

Mick Ruxin	375,790,970	93,947,742	(1)	-	0.0036	8/16/2032	-	-	-	-
Thomas E. Chilcott	37,818,039	56,727,057	(2)	-	0.0036	8/16/2032	-	-	-	-
Jeffery Busch	375,790,970	93,947,742	(3)	-	0.0036	8/16/2032	-	-	-	-
Yvonne Fors	2,595,541	3,893,310	(4)	-	0.0036	8/16/2032	-	-	-	-
Matt Schwartz	5,191,080	-		-	0.0036	8/16/2032	-	-	-	-

(1)	The options vest on the first anniversary of the grant date and become fully vested on May 1, 2023. The option awards remain exercisable until they expire ten years from the date of grant subject to earlier expiration following termination of employment.
(2)	The options vest annually starting on the grant date and become fully vested on September 1, 2025. The option awards remain exercisable until they expire ten years from the date of grant subject to earlier expiration following termination of employment.
(3)	The options vest on the first anniversary of the grant date and become fully vested on May 1, 2023. The option awards remain exercisable until they expire ten years from the date of grant subject to earlier expiration following termination of employment.
(4)	The options vest annually starting on the grant date and become fully vested on January 1, 2025. The option awards remain exercisable until they expire ten years from the date of grant subject to earlier expiration following termination of employment.
(5)	These vested options are only exercisable upon the Company filing an S-8 to register the underlying shares.

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

The employment agreements do not provide for the payment of a “gross-up” payment under Section 280G of the Code. The following table provides estimates of the potential severance and other post-termination benefits that each of Dr. Ruxin and Mr. Busch would have been entitled to receive assuming their respective employment was terminated as of September 30, 2022, for the reason set forth in each of the columns.

Recipient and Benefit	Cause; Without Good Reason		Without Cause; Good Reason	Death; Disability	Change in Control
Mick Ruxin, M.D.:
Salary		$—	$900,000	$—	$1,200,000
Stock Options (1)		—	—	—	—
Value of Health Benefits Provided after Termination (2)		—	31,752	—	31,752
Total		$—	$931,752	$—	$1,231,752

Jeffrey Busch:
Salary	$		$180,000	$—	$240,000
Stock Options (1)		—	—	—	—
Value of Health Benefits Provided after Termination (2)		—	—	—	—
Total	$		$180,000	$—	$240,000

(1)

Amounts represent the intrinsic value (that is, the value based upon the company’s stock price on September 30, 2022 of $0.0035 per share), minus the exercise price of the equity awards that would have become exercisable as of September 30, 2022. These stock options had no intrinsic value as of September 30, 2022 due to the stock price being below the exercise price as of this date.

(2)	The value of such benefits is determined based on the estimated cost of providing health benefits to the Named Executive Officer for a period of eighteen months.

Compensation of Directors

During the year ended September 30, 2022, we did not pay compensation to any of our non-employee directors in connection with their service on our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 29, 2022, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and each of our Named Executive Officers and (iii) all executive officers and directors as a group.

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

Name and Address of Beneficial Owner (1)	Common Stock Beneficial Ownership (2)		Percent of Class
5% Stockholders
Avant	5,081,549,184		70.1%
Douglas Mergenthaler	1,099,710,968	(3)	15.2%

Named Executive Officers and Directors:
Mick Ruxin	-		-
Jeffrey Busch	-	(4)	-
Thomas Chilcott	-		-
Yvonne Fors	-		-
Andrew Kucharchuk	290,000		0.00 *
Matthew Schwartz	-		-
Danica Holly	-		-
All executive officers and directors as a group (Seven persons)	-		-

* Indicates less than 1%

(1)	Unless otherwise indicated, the business address of each person listed is in care of Theralink Technologies, Inc., 15000 W. 6th Avenue, Suite 400, Golden, CO 80401.

(2)	The number and percentage of shares beneficially owned are determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares of common stock that the individual has the right to acquire within 60 days of December 29, 2022, through the exercise of any stock option or other right. As of December 29, 2022, 6,151,499,919 shares of the Company’s common stock were outstanding.

(3)	The address for Douglas Mergenthaler is Ashton Capital Corporation, 1201 Monster Road SW, Suite 350, Renton, WA 98057. All securities held by Mr. Mergenthaler are held either directly or indirectly through Aston Capital, an investment fund that Mr. Mergenthaler controls. The amount shown includes: (1) 656,674,588 shares of common stock issuable upon the exercise of warrants that expire on November 27, 2024 with an exercise price of $.00214; (2) 63,897,764 shares of common stock issuable upon the exercise of warrants that expire on May 12, 2026, at an exercise price of $.003 and (3) 63,897,764 shares of common stock issuable upon the exercise of warrants that expire on May 12, 2026, at an exercise price of $.003. (4) 273,224,045 shares of common stock issuable upon the exercise of warrants that expire on November 1, 2026, at an exercise price of $.003. (5) 42,016,807 shares of common stock issuable upon the exercise of warrants that expire on April 1, 2027, at an exercise price of $.003. This number excludes $7,972,143 in convertible debentures and 2,277,755,254 warrants that are not currently convertible or exercisable.

(4)	This number excludes $175,872 in convertible debentures and 50,249,523 warrants that are not currently convertible or exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Effective January 1, 2021, the Company entered into a consulting agreement with Mr. Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor. The agreement was effective for a period of twelve months, commencing on January 1, 2021 and shall renew on a month-to month basis, subject to the right of the Company and Mr. Kucharchuk to terminate the agreement. Pursuant to the terms of the agreement, Mr. Kucharchuk shall be paid $2,000 per month. As of September 30, 2022, the Company recorded in the accounts payable balance consulting fees in the amount of $12,000 reflected under accounts payable – related party in the accompanying balance sheets.

On April 26, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors, for a principal amount of $100,000 (see Note 7). On May 5, 2022, the parties amended the April 26, 2021 note pursuant to which the principal amount was increased to $350,000 (“New Note”) with the Company receiving additional $250,000 of proceeds and added a conversion feature. The New Note bears an annual interest rate of 1% (which shall increase to 2% in an event of a default) and matures on May 5, 2024. As of September 30, 2022, the New Note had an outstanding principal balance of $350,000, reflected as notes payable – related party in the accompanying balance sheet since the conditions for its contingent conversion has not yet been met, and accrued interest of $2,474.

On May 12, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an affiliated investor, who is an existing shareholder (“Affiliated Investor”), to purchase a convertible note (the “Note”) and accompanying warrant for 63,897,764 shares of commons stock (the “Warrant”), for an aggregate investment amount of $1,000,000. The Note has a principal value of $1,000,000 and bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Note)) and shall mature on May 12, 2026 (the “Maturity Date”). As of September 30, 2021, the Note had outstanding principal of $1,000,000 and accrued interest of $20,164. It’s reflected in the accompanying balance sheet as a long-term convertible note payable – related party, net of discount in the amount of $732,479.

On July 30, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an affiliated investor, who is an existing shareholder, to purchase an aggregate amount of 500 shares of Series F Convertible Preferred Stock (the “Series F Preferred”) with accompanying warrants for 63,897,764 shares of common stock (the “Warrant”), for total proceeds of $1,000,000. The Series F Preferred Stock has a stated value of $2,000 per share and shall accrue monthly in arrears, dividends at the rate of 8% per annum on the stated value. The dividends shall be paid monthly at the option of the holder of the Series F Preferred in either cash or shares of common stock of the Company. The number of shares of common stock issuable upon conversion of the Series F Preferred is determined by dividing the stated value of the number of shares being converted, plus any accrued and unpaid dividends, by the lesser of: (i) $0.00313 and (ii) 75% of the average closing price of the Company’s common stock during the prior five trading days; provided, however, the conversion price shall never be less than $0.0016. In addition, the investor was issued the Warrant to purchase an amount of common stock equal to 20% of the shares of common stock issuable upon conversion of the Series F Preferred at an exercise price of $0.00313 per share (subject to adjustment as provided therein) until July 30, 2026. The Warrant is exercisable for cash at any time. As of September 30, 2022, the preferred shares had outstanding dividends of $20,164.

On October 21, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for a principal balance of $150,000. During the year ended September 30, 2022, the Company fully paid the outstanding balance on the note. As of September 30, 2022, the note had no outstanding balance.

On November 1, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an affiliated investor, who is an existing shareholder (“Affiliated Investor”), to purchase a convertible note (the “Note”) and accompanying warrant for 54,644,811 shares of commons stock (the “Warrant”), for an aggregate investment amount of $1,000,000. The Note has a principal value of $1,000,000 and bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Note)) and shall mature on November 1, 2026 (the “Maturity Date”). As of September 30, 2022, the Note had outstanding principal of $1,000,000 and accrued interest of $20,164. It’s reflected in the accompanying balance sheet as a long-term convertible note payable – related party, net of discount in the amount of $859,907.

On January 26, 2022, a notice and request for consent regarding a change in offering terms was sent by the Company to the First November 2021 Investor. Upon the approval of the First November 2021 Investor, the Company modified the terms of the First November 2021 SPA which increased the warrants issuable from 20% to 100% of the common stock issuable upon conversion of the notes purchased. As a result, the First November 2021 Investor received additional cashless-exercisable warrants equal to 80% of the common stock issuable upon conversion of the First November 2021 Notes. The Company issued additional warrants to purchase up to 218,579,234 shares of common stock to the First November 2021 Investor which increased the total relative fair value of all warrants in total by $34,630 recorded as debt discount which is being amortized over the life of the First November 2021 Notes.

On April 5, 2022, pursuant to the First April 2022 SPA, Matthew Schwartz, a member of the Board of Directors and a related party, purchased a convertible note with principal amount of $100,000 with accompanying First April 2022 Warrants to purchase 4,201,681 shares of common stock. The Company received net proceeds of $100,000 on March 24, 2022. As of September 30, 2022, the First April 2022 Note had an outstanding principal balance of $100,000 and accrued interest of $3,901. The First April 2022 Note is reflected in the accompanying balance sheet at $18,959 as a long-term convertible note payable – related party, net of discount in the amount of $81,041 (see Note 9) as of September 30, 2022.

On May 9, 2022, pursuant to the May 2022 SPA the May 2022 Investor purchased four convertible notes for an aggregate investment amount of $1,000,000 with accompanying May 2022 Warrants to purchase shares of common stock equal to 20% of the number of the total shares of common stock issuable upon the conversion of the May 2022 Notes. During the year ended September 30, 2022, the Company received an aggregate of $1,000,000 of proceeds and issued an aggregate of 42,016,808 of the May 2022 Warrants. As of September 30, 2022, the May 2022 Notes had an aggregate outstanding principal balance of $1,000,000 and accrued interest of $20,110. The May 2022 Notes are included in the accompanying balance sheet at $834,803 as a long-term convertible note payable – related party, net of discount in the amount of $165,197 as of September 30, 2022.

On June 15, 2022, pursuant to the June 2022 SPA, Danica Holley, a member of the Board of Directors and a related party, purchased a convertible note with principal of $50,000 with accompanying June 2022 Warrants to purchase 2,100,840 shares of common stock. As of September 30, 2022, the June 2022 Note had an outstanding principal balance of $50,000 and accrued interest of $1,173. The June 2022 Note are included in the accompanying balance sheet at $44,438 as a long-term convertible note payable – related party, net of discount in the amount of $5,562 as of September 30, 2022.

On July 29, 2022, the Company entered into a Demand Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for a principal balance of $125,000, and on September 2, 2022, the Company entered into a second Demand Promissory Note Agreement with Jeffrey Busch for a principal balance of $150,000 (collectively referred to as called the “Busch Notes”). The Busch Notes bear an annual interest rate of 8% and are payable on demand. The outstanding principal and accrued interest on the Busch Notes is contingently convertible, in full, at the option of the lender, into the same security which is being issued by the Company in its next private placement of equity or equity backed securities at any time after the inception date. As of September 30, 2022, the Busch Notes had an outstanding principal balance of $275,000 and accrued interest of $2,683 and are reflected in the accompanying balance sheet as a short-term convertible note payable – related party (see Note 7).

On August 11, 2022, the Company entered into a Demand Note with an affiliated investor, who is an existing shareholder (“Affiliated Investor”), to purchase a convertible note (the “Note”), for an aggregate investment amount of $375,000. The Note has a principal value of $375,000 and bears an interest rate of 8% per annum and is payable on the demand of the holder. As of September 30, 2022, the Note had outstanding principal of $375,000 and accrued interest of $4,110. It’s reflected in the accompanying balance sheet as a short-term convertible note payable – related party.

On September 2, 2022, the Company entered into a Demand Note with an affiliated investor, who is an existing shareholder (“Affiliated Investor”), to purchase a convertible note (the “Note”), for an aggregate investment amount of $350,000. The Note has a principal value of $350,000 and bears an interest rate of 8% per annum and is payable on the demand of the holder. As of September 30, 2022, the Note had outstanding principal of $350,000 and accrued interest of $2,148. It’s reflected in the accompanying balance sheet as a short-term convertible note payable – related party.

Subsequent to September 30, 2022, the Affiliated Investor converted all his preferred stock, convertible notes and demand notes into new debentures. See Note 13 to our financial statements found later in this Annual Report on Form 10-K.

During the year ended September 30, 2022, the Company advanced a total of $13,883 to a related party, which is an affiliate entity and a majority shareholder of the Company. During the year ended September 30, 2022, the Company recorded bad debt expense of $35,594 related to the write off of related party advances. As of September 30, 2022 and 2021, the Company had related party receivable balances of $0 and $21,711, respectively, reflected in the accompanying balance sheets as other receivable.

As of September 30, 2022 and 2021, the Company owed several executives and directors for expense reimbursements and consulting fees in the aggregate amount of $16,223 and $3,714, respectively, which is reflected on the accompanying balance sheet as accounts payable – related party.

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

Based on this review, the Company has three independent directors pursuant to the requirements of the NASDAQ Stock Market, Matthew Schwartz, Danica Holley and Yvonne Fors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Previously, the Company engaged Weinstein International C.P.A. to serve as our independent auditors. On June 4, 2021, the Company’s Board determined that the Company’s independent registered public accounting firm prior to the acquisition of Avant, Salberg & Company, P.A., would be the independent registered public accounting firm for the Company for the fiscal years ending September 30, 2021 and 2022. Accordingly, Weinstein, the independent public accounting firm of Avant, as the accounting acquirer, was dismissed and will no longer be the Company’s independent registered public accounting firm.

The following table sets forth the fees billed to our Company for the years ended September 30, 2022 and 2021 for professional services rendered by Salberg & Company, P.A., our independent registered public accounting firms:

Fees	2022	2021
Audit Fees	$81,500	$72,000
Audit Related Fees	1,000	—
Tax Fees	—	—
Other Fees	—	—
Total Fees	$82,500	$72,000

The following table sets forth the fees billed to our Company for the year ended September 30, 2020 for professional services rendered by Weinstein International C.P.A., our prior independent registered public accounting firms:

Fees	2022	2021
Audit Fees	$—	$64,000
Audit Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total Fees	$—	$64,000

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the 2022 and 2021 fiscal years.

Audit-related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended September 30, 2022 and 2021, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2022 and 2021 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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

	3.	Exhibits (including those incorporated by reference).

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Asset Purchase Agreement, dated May 12, 2020, by and among OncBioMune Pharmaceuticals, Inc. and Avant Diagnostics, Inc.	8-K	2.1	05/13/2020

3.1	Amended and Restated Articles of Incorporation, as amended	10-K	3.1	01/13/2022

3.2	Amended and Restated Bylaws	8-K	3.1	11/01/2013

4.1	Form of Warrant	8-K	4.1	06/11/2020

4.2	Exchange Warrant, dated June 5, 2020	8-K	4.2	06/11/2020

4.3	Convertible Secured Promissory Note, dated May 12, 2021	8-K	4.1	05/19/2021

4.4	Common Stock Purchase Warrant, issued May 12, 2021	8-K	4.2	05/19/2021

4.5	Common Stock Purchase Warrant, dated July 30, 2021	8-K	4.1	08/06/2021

4.6	Form of Convertible Promissory Note	8-K	4.1	11/05/2021

4.7	Form of Common Stock Purchase Warrant	8-K	4.2	11/05/2021

4.8	Form of Convertible Promissory Note for April 2022	10-Q	4.1	05/23/2022

4.9	Form of Common Stock Purchase Warrant for April 2022	10-Q	4.2	05/23/2022

4.10	Form of 10% Original Issue Discount Senior Secured Convertible Debentures	8-K	4.1	12/01/2022

4.11	Form of Common Stock Purchase Warrant	8-K	4.2	12/01/2022

4.12	Form of 10% Original Issue Discount Senior Secured Convertible Debentures (Exchanged Debentures)	8-K	4.3	12/01/2022

4.13	Description of Common Stock	10-K	4.1	03/25/2020

10.1	Exchange Agreement, dated June 5, 2020, by and among OncBioMune Pharmaceuticals, Inc. and the Investors named therein	8-K	10.1	06/11/2020

10.2	Exchange Agreement, dated June 5, 2020, by and among OncBioMune Pharmaceuticals, Inc. and the Investors named therein	8-K	10.2	06/11/2020

10.3	Exchange Agreement, dated June 5, 2020, by and among OncBioMune Pharmaceuticals, Inc. and Jonathan F. Head, PhD	8-K	10.3	06/11/2020

10.4	Securities Purchase Agreement, dated June 5, 2020, by and among OncBioMune Pharmaceuticals, Inc., Cavalry Fund I LP and Lincoln Park Capital Fund, LLC	8-K	10.4	06/11/2020

10.5	Separation Agreement and General Release of Claims between OncBioMune Pharmaceuticals, Inc. and Andrew Kucharchuk, dated June 5, 2020	8-K	10.5	06/11/2020

10.6	Consulting Agreement between OncBioMune Pharmaceuticals, Inc. and Andrew Kucharchuk effective January 1, 2021*	10-K	10.6	01/13/2022

10.7	Securities Purchase Agreement, dated September 16, 2020, by and among OncBioMune Pharmaceuticals, Inc. and the Investor	8-K	10.1	09/22/2020

10.8	Form of Subscription Agreement	8-K	10.1	04/20/2021

10.9	Form of Registration Rights Agreement	8-K	10.2	04/20/2021

10.10	Securities Purchase Agreement, dated May 12, 2021	8-K	10.1	05/19/2021

10.11	Security Agreement, dated May 12, 2021	8-K	10.2	05/19/2021

10.12	Securities Purchase Agreement, dated July 30, 2021	8-K	10.1	08/06/2021

10.13	Employment Agreement, dated June 5, 2020 by and between Dr. Michael Ruxin and OncBioMune Pharmaceuticals, Inc.*	10-K	10.13	09/27/2021

10.14	Employment Agreement, dated June 5, 2020 by and between Jeffrey Busch and OncBioMune Pharmaceuticals, Inc.*	10-K	10.14	09/27/2021

10.15	Form of Securities Purchase Agreement	8-K	10.1	11/05/2021

10.16	Form of Securities Purchase Agreement for April 2022	10-Q	10.1	05/23/2022

10.17	Form of Demand Note	8-K	10.1	09/16/2022

10.18	Placement Agency Agreement by and between the Company and Joseph Gunnar & Co.	8-K	10.1	12/01/2022

10.19	Form of Securities Purchase Agreement	8-K	10.2	12/01/2022

10.20	Form of Security Agreement	8-K	10.3	12/01/2022

10.21	Offer Letter between the Company and Faith Zaslavsky, dated December 5, 2022	8-K	10.1	12/09/2022

21.1	List of Subsidiaries				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.				X

101.INS	INLINE XBRL INSTANCE DOCUMENT				X
101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA				X
101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				X
101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				X
101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE				X
101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				X

* Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Theralink Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Theralink Technologies, Inc. and Subsidiaries (the “Company”) as of September 30, 2022 and 2021, the consolidated related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss of $12,741,962 and net cash used in operating activities of $5,389,695 for the fiscal year ended September 30, 2022. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital of $62,807,817, $6,801,055 and $2,808,736 respectively, at September 30, 2022. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan regarding these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Stock Options

As described in Footnote 2 “Stock-Based Compensation” and Footnote 10 “Stockholders’ Deficit” to the consolidated financial statements, the Company recorded stock options expense during 2022 resulting from a grant in August 2022 of a large quantity of stock options to issue common stock to employees and consultants. The grant resulted in a total stock options value of $7,985,924 with $6,015,622 recognized in 2022 and $1,970,302 to be potentially recognized in the future.

We identified the valuation the stock options as a critical audit matter. Auditing management’s valuation of stock options involved a high degree of subjectivity.

The primary procedures we performed to address these critical audit matters included (a) reviewed management’s process for valuing the stock options, (b) determined whether the valuation method management selected was reasonable by comparing it to generally accepted methodologies for valuing stock options, (c) tested management’s valuation of the stock options by testing assumptions and data used in the valuation model including the expected term, volatility and interest rate, and (d) recomputed the stock options valuations. We agreed with management’s final conclusions with regard to the stock options valuations and believe such valuations are fairly stated.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2020.

Boca Raton, Florida

December 29, 2022

THERALINK TECHNOLOGIES, INC.

BALANCE SHEETS

	September 30,	September 30,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash	$393,460	$314,151
Accounts receivable, net	32,125	-
Other receivable (related party $0 in 2022 and $21,711 in 2021)	-	23,044
Prepaid expenses and other current assets	217,699	219,496
Marketable securities	3,700	11,000
Laboratory supplies	-	71,062

Total Current Assets	646,984	638,753

OTHER ASSETS:
Property and equipment, net	686,127	698,927
Finance right-of-use assets, net	64,954	111,323
Operating right-of-use asset, net	1,154,861	168,664
Deferred offering costs	27,270	-
Security deposits	18,715	20,909

Total Assets	$2,598,911	$1,638,576

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$730,923	$1,018,797
Accounts payable - related parties	16,223	3,714
Accrued liabilities	268,021	71,077
Accrued liabilities - related parties	76,927	18,000
Accrued compensation	383,295	186,177
Accrued director compensation	192,500	132,500
Contract liabilities	156,550	135,150
Convertible notes - related parties, net of discount	1,000,000	-
Notes payable - related parties	350,000	100,000
Notes payable - current	1,000	1,000
Financing lease liability - current	53,995	47,730
Operating lease liability - current	25,551	42,411
Insurance payable	122,295	118,294
Subscriptions payable	-	1,350,000
Contingent liabilities	78,440	71,240

Total Current Liabilities	3,455,720	3,296,090

LONG-TERM LIABILITIES:
Financing lease liability	34,390	88,385
Operating lease liability	1,157,761	134,482
Convertible notes - related parties net of discount, net of current portion	1,305,814	64,981
Convertible notes, net of discount	446,281	-

Total Liabilities	6,399,966	3,583,938

Commitments and Contingencies (Note 11)

Series E preferred stock; $0.0001 par value; 2,000 shares designated; 1,000 issued and outstanding at September 30, 2022 and 2021; liquidation value of $2,040,329 and $2,013,151 at September 30, 2022 and 2021, respectively	2,000,000	2,000,000

Series F preferred stock; $0.0001 par value; 2,000 shares designated; 500 and nil issued and outstanding at September 30, 2022 and 2021; liquidation value of $1,020,164 and $1,006,728 at September 30, 2022 and 2021, respectively	1,000,000	1,000,000

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value; 26,667 authorized;
Series A Preferred stock: $0.0001 par value; 1,333 shares designated; 667 issued and outstanding at September 30, 2022 and 2021	-	-
Series C-1 Preferred stock: $0.0001 par value; 3,000 shares designated; 1,043 and 2,966 issued and outstanding at September 30, 2022 and 2021, respectively	-	-
Series C-2 Preferred stock: $0.0001 par value; 6,000 shares designated; 3,037 and 4,917 issued and outstanding at September 30, 2022 and 2021, respectively	-	-
Series D-1 Preferred stock: $0.0001 par value; 1,000 shares designated; nil issued and outstanding at September 30, 2022 and 2021	-
		-
Series D-2 Preferred stock: $0.0001 par value; 4,360 shares designated; nil issued and outstanding at September 30, 2022 and 2021	-	-
Common stock: $0.0001 par value, 100,000,000,000 shares authorized; 6,151,499,919 and 5,124,164,690 issued and outstanding at September 30, 2022 and 2021, respectively	615,150	512,416
Additional paid-in capital	55,391,612	44,368,077
Accumulated deficit	(62,807,817)	(49,825,855)

Total Stockholders’ Deficit	(6,801,055)	(4,945,362)

Total Liabilities and Stockholders’ Deficit	$2,598,911	$1,638,576

See accompanying notes to financial statements.

THERALINK TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2022	2021

REVENUES, NET	$567,905	$505,604

COST OF REVENUE	224,886	117,456

GROSS PROFIT	343,019	388,148

OPERATING EXPENSES:
Professional fees	2,311,098	903,932
Compensation expense	7,373,037	2,259,273
Licensing fees	138,440	131,469
General and administrative expenses	2,160,450	2,659,453

Total Operating Expenses	11,983,025	5,954,127

LOSS FROM OPERATIONS	(11,640,006)	(5,565,979)

OTHER INCOME (EXPENSE):
Interest expense, net	(1,094,656)	(121,094)
Gain on debt extinguishment, net	-	227,294
Unrealized loss on marketable securities	(7,300)	(100)
Unrealized loss on exchange rate	-	(22,686)
Gain on disposal of subsidiary	-	1,000
Gain on dissolution of subsidiary	-	9,916

Total Other Income (Loss), net	(1,101,956)	94,330

NET LOSS	(12,741,962)	(5,471,649)

Series E preferred stock dividend and deemed dividend	(160,000)	(159,890)
Series F preferred stock dividend and deemed dividend	(80,000)	(1,006,728)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(12,981,962)	$(6,638,267)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic and Diluted	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	5,881,207,480	5,369,618,049

See accompanying notes to financial statements.

THERALINK TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	Preferred Stock				Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Series A # of Shares	Series C-1 # of Shares	Series C-2 # of Shares	Amount	# of Shares	Amount	Capital	Deficit	Deficit

Balance at September 30, 2020	667	2,966	4,917	$-	5,124,164,690	$512,416	$42,367,577	$(43,187,588)	$(307,595)

Adjustment related to Series A preferred prior period redemption payment	-	-	-	-	-	-	500	-	500

Beneficial conversion feature related to a convertible note - related party recorded as debt discount	-	-	-	-	-	-	15,800	-	15,800

Relative fair value of warrant issued in connection with a convertible note - related party recorded as debt discount	-	-	-	-	-	-	984,200	-	984,200

Series E preferred stock dividend	-	-	-	-	-	-	-	(159,890)	(159,890)

Series F preferred stock dividend	-	-	-	-	-	-	-	(6,728)	(6,728)

Beneficial conversion feature related to issuance of Series F preferred stock	-	-	-	-	-	-	42,808	(42,808)	-

Relative fair value of warrant issued in connection with the sale Series F preferred stock	-	-	-	-	-	-	957,192	(957,192)	-

Net loss	-	-	-	-	-	-	-	(5,471,649)	(5,471,649)

Balance at September 30, 2021	667	2,966	4,917	-	5,124,164,690	512,416	44,368,077	(49,825,855)	(4,945,362)

Relative fair value of warrant issued in connection with convertible notes - related party recorded as debt discount	-	-	-	-	-	-	1,266,471	-	1,266,471

Relative fair value of warrant issued in connection with convertible notes recorded as debt discount	-	-	-	-	-	-	2,330,458	-	2,330,458

Issuance of common stock in connection with conversion of Series C-1 preferred stock	-	(1,923)	-	-	288,637,529	28,864	(28,864)	-	-

Issuance of common stock in connection with conversion of Series C-2 preferred stock	-	-	(1,880)	-	280,475,491	28,048	(28,048)	-	-

Issuance of common stock in connection with settlement of accounts payable	-	-	-	-	26,913,738	2,691	81,549	-	84,240

Issuance of common stock in connection with subscriptions payable	-	-	-	-	431,309,907	43,131	1,306,869	-	1,350,000

Relative fair value of additional warrants issued in connection with modification of convertible notes - related party recorded as debt discount	-	-	-	-	-	-	34,620	-	34,620

Relative fair value of additional warrants issued in connection with modification of convertible notes recorded as debt discount	-	-	-	-	-	-	44,858	-	44,858

Series E preferred stock dividend	-	-	-	-	-	-	-	(160,000)	(160,000)

Series F preferred stock dividend	-	-	-	-	-	-	-	(80,000)	(80,000)

Accretion of stock-option expense	-	-	-	-	-	-	6,015,622	-	6,015,622

Correction for rounding error	-	-	-	-	(1,436)	-	-	-	-

Net loss	-	-	-	-	-	-	-	(12,741,962)	(12,741,962)

Balance at September 30, 2022	667	1,043	3,037	$-	6,151,499,919	$615,150	$55,391,612	$(62,807,817)	$(6,801,055)

See accompanying notes to financial statements.

THERALINK TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,741,962)	$(5,471,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment and finance ROU assets	190,780	185,730
Non-cash lease cost	28,451	1,596
Accretion of stock option expense	6,015,622	-
Amortization of debt discount	738,521	64,981
Bad debt	39,426	-
Gain on debt extinguishment	-	(227,294)
Unrealized loss on exchange rate	-	22,686
Unrealized loss on marketable securities	7,300	100
Gain on dissolution of subsidiary	-	(9,916)
Gain on disposal of subsidiary	-	(1,000)
Gain on modification of operating lease	(8,229)	-
Change in operating assets and liabilities:
Accounts receivable	(35,957)	-
Prepaid expenses and other current assets	(8,559)	(37,732)
Laboratory supplies	71,062	273
Accounts payable	(191,125)	415,190
Accrued liabilities and other liabilities	483,575	140,955
Contract liabilities	21,400	135,150

NET CASH USED IN OPERATING ACTIVITIES	(5,389,695)	(4,780,930)

CASH FLOWS FROM INVESTING ACTIVITIES:
Adjustment related to Series A preferred prior period redemption payment	-	500
Proceeds from disposal of a subsidiary	-	1,000
Purchase of property and equipment	(131,611)	(135,702)

NET CASH USED IN INVESTING ACTIVITIES	(131,611)	(134,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of preferred stock	-	1,000,000
Proceeds from sale of common stock	-	1,350,000
Proceeds from convertible debt - related party	3,150,000	1,000,000
Proceeds from convertible debt	2,475,000	-
Proceeds of notes payable - related party	400,000	100,000
Repayment of notes payable - related party	(150,000)	-
Repayment of financed lease	(47,730)	-
Deferred offering costs	(27,270)	-
Payments for preferred stock dividends	(199,385)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,600,615	3,450,000

NET CHANGE IN CASH	79,309	(1,465,132)

CASH, beginning of the year	314,151	1,779,283

CASH, end of the year	$393,460	$314,151

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$117,301	$-
Income taxes	$-	$-

Non-cash investing and financing activities:
Series E preferred stock dividend	$160,000	$159,890
Series F preferred stock dividend	$80,000	$6,728
Initial amount of operating ROU asset and related liability	$1,212,708	$-
Relative fair value of warrant issued in connection with convertible notes - related party recorded as debt discount	$1,266,471	$984,200
Relative fair value of warrant issued in connection with convertible notes recorded as debt discount	$2,330,458	$-
Relative fair value of additional warrants issued in connection with modification of convertible notes - related party recorded as debt discount	$34,620	$15,800
Relative fair value of additional warrants issued in connection with modification of convertible notes recorded as debt discount	$44,858	$-
Beneficial conversion feature related to a convertible note - related party recorded as debt discount	$-	$-
Beneficial conversion feature related to issuance of Series F preferred stock	$-	$42,808
Relative fair value of warrant issued in connection with the sale Series F preferred stock	$-	$957,192

See accompanying notes to financial statements.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

Pursuant to the Asset Purchase Agreement, the Company acquired substantially all of the assets of Avant and assumed certain of its liabilities. Upon the terms and subject to the conditions of the Asset Purchase Agreement, Avant sold to the Company, all of Avant’s title and interest in all the assets, properties and rights of every kind and nature, whether real, personal or mixed, tangible or intangible (including goodwill), wherever located and whether existing or hereafter acquired, except for the specific excluded assets, which relate to, or are used or held for use in connection with, Avant’s business. The Company also hired Avant’s employees upon consummation of the Asset Sale Transaction. As consideration for the Asset Sale Transaction, the Company issued to Avant 1,000 shares of a newly created Series D-1 Preferred Stock which held 54.55% of all voting rights on an as-converted basis with the common stock. Upon the effectiveness of an increase of the Company’s authorized shares of common stock from 6,666,667 shares to 12,000,000,000 shares, all such shares of Series D-1 Preferred Stock issued to Avant automatically converted into 5,081,549,184 shares of the Company’s common stock. Avant possessed majority voting control of the Company immediately following the Asset Sale Transaction and controlled the Company’s Board of Directors after the termination of the ten-day waiting period required by Rule 14f-1 under the Exchange Act. Accordingly, the Asset Sale Transaction was accounted for, in substance, as an asset acquisition of the Company’s net asset by Avant and a recapitalization of Avant. Avant is considered the historical registrant and the historical operations presented are those of Avant since Avant obtained 54.55% majority voting control of the Company. All share and per share data in the accompanying financial statements and footnotes has been retrospectively adjusted for the recapitalization.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America which present the consolidated financial statements of the Company and its wholly-owned, inactive subsidiaries, OncBioMune, LLC. (through dissolution date of July 11, 2021) and OncBioMune Sub, Inc. (through sale date of July 26, 2021). All intercompany accounts and transactions have been eliminated in consolidation.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had net loss and net cash used in operations of $12,741,962 and $5,389,695, respectively, for the year ended September 30, 2022. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $62,807,817, $6,801,055 and $2,808,736 on September 30, 2022. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

Although the Company has historically raised capital from sales of equity and the issuance of promissory notes convertible notes and convertible debentures, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the years ended September 30, 2022 and 2021 include, but are not necessarily limited to, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of right-of-use (“ROU”) assets and lease liabilities, assumptions used in assessing impairment of long-lived assets, allowances for accounts receivable, estimates of current and deferred income taxes and deferred tax valuation allowances and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2022 and 2021. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on the disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

Prepaid Assets

Prepaid assets are carried at amortized cost. Significant prepaid assets as of September 30, 2022 and 2021 include, but are not necessarily limited to, prepaid insurance, prepaid consulting fees, prepaid equipment maintenance fees and retainers for professional services.

Laboratory Supplies

Laboratory supplies are normally consumed within a year from purchase and any unused laboratory supplies are classified as current assets and reflected in the accompanying balance sheets as laboratory supplies.

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

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under the FASB’s Accounting Standards Update (“ASU”) 2016-09 Improvements to Employee Share-Based Payment.

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

The Company provides research and development support to biopharmaceutical companies to assist their drug development programs. In January 2021, the Company began performing tumor profiling to support clinical patient therapeutic intervention. The services provided by the Company are performance obligations under services contracts. These contracts are completed over time and may lead to deferred revenue for services not completed at the end of a period which is reflected as contract liabilities on the accompanying balance sheet. The Company may include, in accounts receivable, amounts billed to customers in advance of services being initiated or completed. If the Company has a right to such consideration that is unconditional such as for contractually allowed billings under non-cancellable contracts, such amounts billed in advance would be offset by a contract liability. Management reviews the completion status of all jobs monthly to determine the appropriate amount of revenue to recognize. The Company offers these services to biopharmaceutical companies and to private individuals. The Company uses various output methods to recognize revenues. The revenue recognized from services provided to private individuals during the years ended September 30, 2022 and 2021 were minimal and therefore was not disaggregated for disclosure purposes.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

Contract Liabilities

Contract liabilities are cash deposits received from customers and advance billing included in accounts receivable on uncompleted contracts for which revenues have not been recognized as of the balance sheet date.

Contract liabilities as of September 30, 2022 and 2021 are as follows:

	September 30, 2022	September 30, 2021
Contract liabilities beginning balance	$135,150	$—
Billings and cash receipts on uncompleted contracts	325,048	281,012
Less: revenues recognized during the period	(303,648)	(145,862)
Total contract liabilities	$156,550	$135,150

During the year ended September 30, 2022, the Company recognized $303,648 of the contract liabilities into revenue, of which $54,600 was related to the uncompleted contracts from the prior period.

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

Research and Development

The Company joined and made an investment in an investigator-initiated study during the year ended September 30, 2022. As part of that investment, the Company obtained rights/access to various retrospective biobank clinical samples for research and product development purposes. In addition, the Company received active patient clinical samples in the following disease sites: ovarian, endometrial, and head & neck cancers. These samples were tested to provide RUO (Research Use Only) results reports for research and product validation efforts. The transaction term is for 5-years, starting in January 2022. As of September 30, 2022 and 2021, the Company had spent $150,000 and $0 on this research and development project, which is included in general and administrative expenses on the accompanying statements of operations.

Concentrations

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions that at times may exceed the federally insured limit of $250,000. As of September 30, 2022 and 2021, the cash balances were in excess of the FDIC insured limit by $186,466 and $68,122, respectively. The Company has not experienced any losses in such accounts through June 30, 2022.

Concentration of Revenues

For the year ended September 30, 2022, the Company generated total revenue of $567,905 of which 21%, 15%, 14% and 10% were from four of the Company’s customers. For the year ended September 30, 2021, the Company generated total revenue of $505,604 of which 31%, 12%, 12% and 11% were from four of the Company’s customers.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

Concentration of Accounts Receivable

As of September 30, 2022, the Company had net accounts receivable of $32,125 of which 59% and 41% were from two of the Company’s customers, respectively. As of September 30, 2021, the Company did not have any accounts receivable.

Concentration of Contract Liabilities

As of September 30, 2022, the Company had deferred revenue reflected as contract liabilities of $156,550 of which 65% and 24% were from two of the Company’s customers. As of September 30, 2021, the Company had deferred revenue reflected as contract liabilities of $135,150 of which 56%, 24% and 16% were from three of the Company’s customers.

Concentration of Vendors

Generally, the Company relies on one vendor to perform the Company’s patient reporting and contract research (formerly called sample analysis) which is an integral part of the Company’s operation and revenue stream. Any disruption in this service could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company discontinued using this vendor in June 2022 as the patient reporting function has been moved in-house.

During the years ended September 30, 2022 and 2021, the Company incurred $272,904 and $860,954, respectively, or 100%, of its patient reporting and contract research (formerly called sample analysis) expense from one vendor.

Basic and Diluted Loss Per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes, conversion of preferred stock, and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of September 30, 2022 and 2021 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	September 30,
	2022	2021
Stock warrants	1,888,813,005	984,470,116
Stock options	1,901,410,519	-
Series C-1 preferred stock	156,626,175	445,301,289
Series C-2 preferred stock	453,067,129	733,542,619
Series E preferred stock	638,977,636	638,977,636
Series F preferred stock	319,488,818	319,488,818
Convertible notes	1,813,880,837	319,488,711
	7,172,264,119	3,441,269,189

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2022 and 2021, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2022 and 2021.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

Operating and financing lease ROU assets represents the right to use the leased asset for the lease term. Operating and financing lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the statements of operations.

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

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

NOTE 4 – MARKETABLE SECURITIES

During the fiscal year ended 2017, the Company acquired 1,000,000 shares of common stock of Amarantus BioScience Holdings, Inc. (“AMBS”) with a fair value of $40,980. The AMBS common stock is recorded as marketable securities in the accompanying balance sheets. Its fair value is adjusted every reporting period and the change in fair value is recorded in the statements of operations as unrealized gain or (loss) on marketable securities. During the years ended September 30, 2022 and 2021, the Company recorded $7,300 and $100 of unrealized loss on marketable securities, respectively. As of September 30, 2022 and 2021, the fair value of these shares was $3,700 and $11,000, respectively.

NOTE 5 – ACCOUNTS RECEIVABLE

On September 30, 2022 and 2021, accounts receivable consisted of the following:

	September 30, 2022	September 30, 2021
Accounts receivable	$35,957	$-
Less: allowance for doubtful accounts	(3,832)	-
Accounts receivable, net	$32,125	$-

For the years ended September 30, 2022 and 2021, bad debt expense amounted to $39,426 and $0, respectively.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Once placed in service, they are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease terms. Property and equipment consist of the following:

	Estimated Useful Life in Years	September 30, 2022	September 30, 2021

Laboratory equipment	5	$597,059	$470,159
Furniture	5	24,567	24,567
Leasehold improvements	5	353,826	349,115
Computer equipment	3	68,490	68,490
		1,043,942	912,331
Less accumulated depreciation		(357,815)	(213,404)
Property and equipment, net		$686,127	$698,927

For the years ended September 30, 2022 and 2021, depreciation expense related to property and equipment amounted to $144,411 and $139,362, respectively.

Leased equipment was not included in the table above as it was accounted for in accordance with ASU 842 – Leases. These leases are discussed in Note 8 under financing lease right-of-use (“ROU”) assets and financing lease liabilities.

NOTE 7 – DEBT

On September 30, 2022 and 2021, the convertible notes payable consisted of the following:

	September 30, 2022	September 30, 2021
Principal amount	$2,475,000	$—
Less: debt discount	(2,028,719)	—
Convertible notes payable, net	$446,281	$—

Principal amount – related parties	$4,150,000	$1,000,000
Less: debt discount – related parties	(1,844,186)	(935,019)
Convertible notes payable - related parties, net	2,305,814	64,981
Less: current portion	(1,000,000)	-
Convertible notes payable - related parties, net – long-term	$1,305,814	$64,981

Total convertible notes payable, net	$2,752,095	$64,981

Convertible Debt – Related Parties

On May 12, 2021, the Company entered into a Securities Purchase Agreement (“May 2021 SPA”) with a related party, who is an affiliate stockholder (“May 2021 Investor”) to purchase a convertible note (“May 2021 Note”) and accompanying 63,897,764 warrants (“May 2021 Warrants”) for an aggregate investment amount of $1,000,000 (see Note 10). The May 2021 Note has a principal value of $1,000,000 and bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the May 2021 Note)) and shall mature on May 12, 2026. The Company received the proceeds in three tranches with the first tranche of $333,334 received in May 2021, the second tranche of $333,333 received in June 2021 and the third tranche of $333,333 received in July 2021. The May 2021 Note is convertible at any time into shares of the Company’s common stock at a conversion price equal to $0.00313 per share for any amount of principal and accrued interest remaining outstanding (subject to adjustment). The Company may prepay the May 2021 Note at any time in an amount equal to 110% of the outstanding principal balance and accrued interest. In connection with the Company’s obligations under the May 2021 Note, the Company entered into a security agreement (“May 2021 Security Agreement”) with the May 2021 Investor as the agent pursuant to which the Company granted a lien on the laboratory equipment of the Company (“Collateral”), for the benefit of the May 2021 Investor, to secure the Company’s obligations under the May 2021 Note. Upon an Event of Default (as defined in the May 2021 Note), the May 2021 Investor may, among other things, collect or take possession of the Collateral, proceed with the foreclosure of the security interest in the Collateral or sell, lease or dispose of the Collateral. The May 2021 Note and May 2021 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the May 2021 Note and May 2021 Warrants. The conversion and exercise price of the May 2021 Note and May 2021 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. During the year ended September 30, 2021, the Company paid $19,142 of accrued interest. As of September 30, 2021, the May 2021 Note had an outstanding principal balance of $1,000,000 and accrued interest of $6,575. It is reflected in the accompanying balance sheet at $64,981, as a long-term convertible note payable – related party, net of discount. As of September 30, 2022, the May 2021 Note had an outstanding principal balance of $1,000,000 and accrued interest of $20,164. It is included in the accompanying balance sheet at $267,521 as a long-term convertible note payable – related party, net of discount in the amount of $732,479 (see Note 9).

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

The May 2021 Warrants have an exercise price of $0.00313 per share (subject to adjustment) until May 12, 2026 and is exercisable for cash at any time. The May 2021 Warrants were valued at $984,200 using the relative fair value method which was recorded as a debt discount which is being amortized over the life of the May 2021 Note. In addition, the May 2021 Note had a beneficial conversion feature (“BCF”) in the amount of $15,800 which was recorded as a debt discount which is being amortized over the life of the May 2021 Note. The debt discount totaled $1,000,000 which is being amortized over the life of the May 2021 Notes.

On November 1, 2021, the Company entered into a Securities Purchase Agreement (“First November 2021 SPA”) with a related party, who is an affiliate stockholder (“First November 2021 Investor”), to purchase three convertible notes (collectively as “First November 2021 Notes”) and three accompanying warrants (collectively as “First November 2021 Warrants”), for an aggregate investment amount of $1,000,000. The first note issued on November 1, 2021, had a principal balance of $334,000 and accompanying warrants to purchase up to 18,251,367 shares of common stock. The second note issued on December 1, 2021, had a principal balance of $333,000 and accompanying warrants to purchase up to 18,196,722 shares of common stock. The third note issued on January 1, 2022, had a principal balance of $333,000 and accompanying warrants to purchase up to 18,196,722 shares of common stock. The Company received $1,000,000 in aggregate proceeds from the First November 2021 Notes. The First November 2021 Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the First November 2021 Notes) and mature on November 1, 2026. The First November 2021 Warrants are exercisable at any time and expire on November 1, 2026. The First November 2021 Warrants were initially valued at $990,048 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the First November 2021 Notes. The First November 2021 Notes and First November 2021 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment). The First November 2021 Notes and First November 2021 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the First November 2021 Notes and First November 2021 Warrants. The conversion and exercise price of the First November 2021 Notes and First November 2021 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. The Company may prepay the First November 2021 Notes at any time in an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the First November 2021 Investor, the First November 2021 Notes can be converted in whole or in part at any time and from time to time. Further, upon maturity the Company may pay the outstanding balance of the First November 2021 Notes in cash or convert it into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the First November 2021 Notes), the Conversion Amount shall automatically be converted into fully-paid and non-assessable shares of common stock. On January 26, 2022, a notice and request for consent regarding a change in offering terms was sent by the Company to the First November 2021 Investor. Upon the approval of the First November 2021 Investor, the Company modified the terms of the First November 2021 SPA which increased the warrants issuable from 20% to 100% of the common stock issuable upon conversion of the notes purchased. As a result, the First November 2021 Investor received additional cashless-exercisable warrants equal to 80% of the common stock issuable upon conversion of the First November 2021 Notes. The Company issued additional warrants to purchase up to 218,579,234 shares of common stock to the First November 2021 Investor which increased the total relative fair value of all warrants in total by $34,620 recorded as debt discount which is being amortized over the life of the First November 2021 Notes (see Note 9 and 10). The modification of the First November 2021 SPA did not meet the requirements of a debt extinguishment under ASC 470-50 - Debt Modifications and Exchanges; however it represented a substantial modification whereby the First November 2021 Investor received a substantial amount of additional warrants for the same principal amount of investment hence it was accounted for, in substance, as a debt modification ASC 470-50 and no gain or losses was recognized. As of September 30, 2022, the First November 2021 Notes had an outstanding principal of $1,000,000 and accrued interest of $20,164. The First November 2021 Notes are included in the accompanying balance sheet at $140,093 as a long-term convertible note payable – related party, net of discount in the amount of $859,907 (see Note 9) as of September 30, 2022.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

On April 5, 2022, the Company entered into a Securities Purchase Agreement (“First April 2022 SPA”) with a related party, Matthew Schwartz, who is a member of the board of directors (“Investor”), to purchase a convertible note with principal of $100,000 (“First April 2022 Note”) with accompanying warrants to purchase 4,201,681 shares of common stock (“First April 2022 Warrants”). The Company received net proceeds of $100,000 on March 24, 2022. The First April 2022 Warrants were valued at $89,815 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the First April 2022 Note. The First April 2022 Warrants are exercisable at any time and expire on April 1, 2027. The First April 2022 Note bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the First April 2022 Note)) and matures on April 1, 2027. The First April 2022 Note and First April 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment). The First April 2022 Note and First April 2022 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the First April 2022 Note and First April 2022 Warrants. The conversion and exercise price of the First April 2022 Note and First April 2022 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. For so long as the First April 2022 Warrants remains outstanding and until the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the agreement); (i) if the Company issues warrants to investors in an offering of common stock or of any equity linked security (each a “Subsequent Offering”), and such warrants equal more than 20% warrant coverage, then a number of additional shares will be added to the First April 2022 Warrants such that the First April 2022 Warrants shall equal the same percentage of the warrant coverage offered to the investors in the Subsequent Offering and; (ii) if the Company issues warrants in a Subsequent Offering which may be exercised by means of a cashless exercises, then the First April 2022 Warrants shall be exercisable by the same cashless exercise feature of the warrants issued in the Subsequent Offering. The Company may prepay the First April 2022 Note at any time at an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the Investor, the First April 2022 Note can be converted in whole or in part at any time and from time to time. Further, upon maturity the Company may pay the outstanding balance of the First April 2022 Note in cash or convert it into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange, the conversion amount (as defined in the First April 2022 Note) shall automatically be converted into fully-paid and non-assessable shares of common stock. As of September 30, 2022, the First April 2022 Note had an outstanding principal balance of $100,000 and accrued interest of $3,901. The First April 2022 Note is reflected in the accompanying balance sheet at $18,959 as a long-term convertible note payable – related party, net of discount in the amount of $81,041 (see Note 9) as of September 30, 2022.

On May 9, 2022, the Company entered into a Securities Purchase Agreement (“May 2022 SPA”) with a related party, who is an affiliate stockholder (“May 2022 Investor”), to purchase four convertible notes for an aggregate investment amount of $1,000,000 (collectively as “May 2022 Notes”) and accompanying warrants to purchase shares of common stock equal to 20% of the number of the total shares of common stock issuable upon the conversion of the May 2022 Notes (collectively as “May 2022 Warrants”). The first note issued on May 9, 2022, had a principal balance of $250,000 and accompanying warrants to purchase up to 10,504,202 shares of common stock. The second note issued on May 24, 2022, had a principal balance of $250,000 and accompanying warrants to purchase up to 10,504,202 shares of common stock. The third note issued on June 10, 2022, had a principal balance of $250,000 and accompanying warrants to purchase up to 10,504,202 shares of common stock. The fourth note issued on July 1, 2022, had a principal balance of $250,000 and accompanying warrants to purchase up to 10,504,202 shares of common stock. The Company received $1,000,000 in aggregate proceeds from the May 2022 Notes. The May 2022 Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the May 2022 Notes)) and mature on April 1, 2027. The May 2022 Warrants are exercisable at any time and expire on April 1, 2027. The May 2022 Warrants were valued at $178,449 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the May 2022 Notes. The May 2022 Notes and May 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment). The May 2022 Notes and May 2022 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the May 2022 Notes and May 2022 Warrants. The conversion and exercise price of the May 2022 Notes and May 2022 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. For so long as the May 2022 Warrants remains outstanding and until the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the agreement); (i) if the Company issues warrants to investors in an offering of common stock or of any equity linked security (each a “Subsequent Offering”), and such warrants equal more than 20% warrant coverage, then a number of additional shares will be added to the May 2022 Warrants such that the May 2022 Warrants shall equal the same percentage of the warrant coverage offered to the investors in the Subsequent Offering and; (ii) if the Company issues warrants in a Subsequent Offering which may be exercised by means of a cashless exercises, then the May 2022 Warrants shall be exercisable by the same cashless exercise feature of the warrants issued in the Subsequent Offering. The Company may prepay the May 2022 Notes at any time at an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the May 2022 Investor, the May 2022 Notes can be converted in whole or in part at any time and from time to time. Further, upon maturity the Company may pay the outstanding balance of the May 2022 Notes in cash or convert it into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange, the conversion amount (as defined in the May 2022 Notes) shall automatically be converted into fully-paid and non-assessable shares of common stock. As of September 30, 2022, the May 2022 Notes had an aggregate outstanding principal balance of $1,000,000 and accrued interest of $20,110. The May 2022 Notes are included in the accompanying balance sheet at $834,803 as a long-term convertible note payable – related party, net of discount in the amount of $165,197 (see Note 9) as of September 30, 2022.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

On June 15, 2022, the Company entered into a Securities Purchase Agreement (“June 2022 SPA”) with a related party, Danica Holley, who is a member of the board of directors (“Investor”), to purchase a convertible note with principal of $50,000 (“June 2022 Note”) with accompanying warrants to purchase 2,100,840 shares of common stock (“June 2022 Warrants”). The Company received net proceeds of $50,000 on June 15, 2022. The June 2022 Warrants were valued at $5,924 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the June 2022 Note. The June 2022 Warrants are exercisable at any time and expire on April 1, 2027. The June 2022 Note bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the June 2022 Note)) and matures on April 1, 2027. The June 2022 Note and June 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment). The June 2022 Note and June 2022 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the June 2022 Note and June 2022 Warrants. The conversion and exercise price of the June 2022 Note and June 2022 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. For so long as the June 2022 Warrants remains outstanding and until the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the agreement); (i) if the Company issues warrants to investors in an offering of common stock or of any equity linked security (each a “Subsequent Offering”), and such warrants equal more than 20% warrant coverage, then a number of additional shares will be added to the June 2022 Warrants such that the June 2022 Warrants shall equal the same percentage of the warrant coverage offered to the investors in the Subsequent Offering and; (ii) if the Company issues warrants in a Subsequent Offering which may be exercised by means of a cashless exercises, then the June 2022 Warrants shall be exercisable by the same cashless exercise feature of the warrants issued in the Subsequent Offering. The Company may prepay the June 2022 Note at any time at an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the Investor, the June 2022 Note can be converted in whole or in part at any time and from time to time. Further, upon maturity the Company may pay the outstanding balance of the June 2022 Note in cash or convert it into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange, the conversion amount (as defined in the June 2022 Note) shall automatically be converted into fully-paid and non-assessable shares of common stock. As of September 30, 2022, the June 2022 Note had an outstanding principal balance of $50,000 and accrued interest of $1,173. The June 2022 Note are included in the accompanying balance sheet at $44,438 as a long-term convertible note payable – related party, net of discount in the amount of $5,562 (see Note 9) as of September 30, 2022.

On July 29, 2022, the Company entered into a Demand Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for a principal balance of $125,000, and on September 2, 2022, the Company entered into a second Demand Promissory Note Agreement with Jeffrey Busch for a principal balance of $150,000 (collectively referred to as called the “Busch Notes”). The Busch Notes bear an annual interest rate of 8% and are payable on demand. The outstanding principal and accrued interest on the Busch Notes is contingently convertible, in full, at the option of the lender, into the same security issued by the Company in its next private placement of equity or equity backed securities at any time after the inception date. As of September 30, 2022, the Busch Notes had an outstanding principal balance of $275,000 and accrued interest of $2,683 and are included in the accompanying balance sheet as a short-term convertible note payable – related party.

On August 11, 2022, the Company entered into a Demand Promissory Note Agreement with a related party, who is an affiliate stockholder, for a principal balance of $375,000. The note bears an annual interest rate of 8% and is payable on demand. The outstanding principal and accrued interest of the note is contingently convertible, in full, at the option of the lender, into the same security issued by the Company in its next private placement of equity or equity backed securities at any time after the inception date. As of September 30, 2022, this note had an outstanding principal balance of $375,000 and accrued interest of $4,110 and is included in the accompanying balance sheet as a short-term convertible note payable – related party.

On September 2, 2022, the Company entered into a Demand Promissory Note Agreement with a related party, who is an affiliate stockholder, for a principal balance of $350,000. The note bears an annual interest rate of 8% and is payable on demand. The outstanding principal and accrued interest of the note is contingently convertible, in full, at the option of the lender, into the same security issued by the Company in its next private placement of equity or equity backed securities at any time after the inception date. As of September 30, 2022, this note had an outstanding principal balance of $350,000 and accrued interest of $2,148 and is included in the accompanying balance sheet as a short-term convertible note payable – related party.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

Convertible Debt

On November 1, 2021, the Company entered into a Securities Purchase Agreement (“Second November 2021 SPA”) with an investor (“Second November 2021 Investor”) to purchase two convertible notes (collectively as “Second November 2021 Notes”) and two accompanying warrants (collectively as “Second November 2021 Warrants”), for an aggregate investment amount of $500,000. The first note, issued on November 1, 2021, had a principal balance of $250,000 and accompanying warrants to purchase up to 13,661,203 shares of common stock. The second note issued on December 1, 2021, had a principal balance of $250,000 and accompanying warrants to purchase up to 13,661,203 shares of common stock. The Company received $500,000 in aggregate proceeds from the Second November 2021 Notes. The Second November 2021 Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Second November 2021 Notes)) and mature on November 1, 2026. The Second November 2021 Warrants are exercisable at any time and expire on November 1, 2026. The Second November 2021 Warrants to purchase up to 27,322,406 shares of common stock were valued at $495,560 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the Second November 2021 Notes. The Second November 2021 Notes and Second November 2021 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment). The Second November 2021 Notes and Second November 2021 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the Second November 2021 Notes and Second November 2021 Warrants. The conversion and exercise price of the Second November 2021 Notes and Second November 2021 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. The Company may prepay the Second November 2021 Notes at any time in an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the Second November 2021 Investor, the Second November 2021 Notes can be converted in whole or in part at any time and from time to time. Further, upon maturity the Company may pay the outstanding balance of the Second November 2021 Notes in cash or convert it into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the Second November 2021 Notes), the conversion amount shall automatically be converted into fully-paid and non-assessable shares of common stock. The Company shall not effect the conversion of any of the Second November 2021 Notes held by the Second November 2021 Investor, and the Second November 2021 Investor shall not have the right to convert any of the Second November 2021 Notes and any such conversion shall be null and void and treated as if never made, to the extent that after giving effect to such conversion, such restricted holder would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to such conversion (which provision may be increased to a maximum of 9.9% by written notice from the Second November 2021 Investor to the Company, which notice shall be effective 61 calendar days after the date of such notice). On January 26, 2022, a notice and request for consent regarding a change in offering terms was sent by the Company to the Second November 2021 Investor. Upon the approval of the Second November 2021 Investor, the Company modified the terms of the Second November 2021 SPA which increased the warrants issuable from 20% to 100% of the common stock issuable upon conversion of the notes purchased. As a result, the Second November 2021 Investor received additional cashless-exercisable warrants equal to 80% of the common stock issuable upon conversion of the Second November 2021 Notes. The Company issued additional warrants to purchase up to 109,289,616 shares of common stock to the Second November 2021 Investor which increased the total relative fair value of all warrants in total by $22,429 recorded as debt discount which is being amortized over the life of the Second November 2021 Notes (see Note 10). The modification of the Second November 2021 SPA did not meet the requirements of a debt extinguishment under ASC 470-50 - Debt Modifications and Exchanges; however it represented a substantial modification whereby the Second November 2021 Investor received a substantial amount of additional warrants for the same principal amount of investment hence it was accounted for, in substance, as a debt modification ASC 470-50 and no gain or losses was recognized. As of September 30, 2022, the Second November 2021 Notes had an outstanding principal balance of $500,000 and accrued interest of $34,520. The Second November 2021 Notes are included in the accompanying balance sheet at $69,417 as a long-term convertible note payable, net of discount in the amount of $430,583 as of September 30, 2022.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

On November 1, 2021, the Company entered into a Securities Purchase Agreement (“Third November 2021 SPA”) with an investor (“Third November 2021 Investor”) to purchase two convertible notes (collectively as “Third November 2021 Notes”) and two accompanying warrants (collectively as “Third November 2021 Warrants”), for an aggregate investment amount of $500,000. The first note issued on November 1, 2021, had a principal balance of $250,000 and accompanying warrants to purchase up to 13,661,203 shares of common stock. The second note issued on December 1, 2021, had a principal balance of $250,000 and accompanying warrants to purchase up to 13,661,203 shares of common stock. The Company received $500,000 in aggregate proceeds from the Third November 2021 Notes. The Third November 2021 Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Third November 2021 Notes)) and mature on November 1, 2026. The Third November 2021 Warrants are exercisable at any time and expire on November 1, 2026. The Third November 2021 Warrants to purchase up to 27,322,406 shares of common stock were valued at $495,560 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the Third November 2021 Notes. The Third November 2021 Notes and Third November 2021 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment). The Third November 2021 Notes and Third November 2021 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the Third November 2021 Notes and Third November 2021 Warrants. The conversion and exercise price of the Third November 2021 Notes and Third November 2021 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. The Company may prepay the Third November 2021 Notes at any time in an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the Third November 2021 Investor, the Third November 2021 Notes can be converted in whole or in part at any time and from time to time. Further, upon maturity the Company may pay the outstanding balance of the Third November 2021 Notes in cash or convert it into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the Third November 2021 Notes), the Conversion Amount shall automatically be converted into fully paid and non-assessable shares of common stock. The Company shall not effect the conversion of any of the Third November 2021 Notes held by the Third November 2021 Investor, and the Third November 2021 Investor shall not have the right to convert any of the Third November 2021 Notes and any such conversion shall be null and void and treated as if never made, to the extent that after giving effect to such conversion, such restricted holder would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to such conversion (which provision may be increased to a maximum of 9.9% by written notice from the Third November 2021 Investor to the Company, which notice shall be effective 61 calendar days after the date of such notice). On January 26, 2022, a notice and request for consent regarding a change in offering terms was sent by the Company to the Third November 2021 Investor. Upon the approval of the Third November 2021 Investor, the Company modified the terms of the Third November 2021 SPA which increased the warrants issuable from 20% to 100% of the common stock issuable upon conversion of the notes purchased. As a result, the Third November 2021 Investor received additional cashless-exercisable warrants equal to 80% of the common stock issuable upon conversion of the Third November 2021 Notes. The Company issued additional warrants to purchase up to 109,289,616 shares of common stock to the Third November 2021 Investor which increased the total relative fair value of all warrants in total by $22,429 recorded as debt discount which is being amortized over the life of the Third November 2021 Notes (see Note 10). The modification of the Third November 2021 SPA did not meet the requirements of a debt extinguishment under ASC 470-50 - Debt Modifications and Exchanges; however it represented a substantial modification whereby the Third November 2021 Investor received a substantial amount of additional warrants for the same principal amount of investment, hence it was accounted for, in substance, as a debt modification ASC 470-50 and no gain or losses was recognized. As of September 30, 2022, the Third November 2021 Notes had an outstanding principal balance of $500,000 and accrued interest of $34,411. The Third November 2021 Notes are included in the accompanying balance sheet at $69,417 as a long-term convertible note payable, net of discount in the amount of $430,583 as of September 30, 2022.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

On January 27, 2022, the Company entered into a Securities Purchase Agreement (“First January 2022 SPA”) with an investor (“First January 2022 Investor”) to purchase a convertible note with a principal balance of $500,000 (“First January 2022 Note”) with the Company receiving $500,000 in proceeds and accompanying warrants to purchase up to 136,612,022 shares of common stock (“First January 2022 Warrants”). The First January 2022 Note bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the First January 2022 Note)) and mature on November 1, 2026. The First January 2022 Warrants are exercisable at any time and expire on November 1, 2026. The First January 2022 Warrants to purchase up to 136,612,022 shares of common stock were valued at $498,428 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the First January 2022 Note. The First January 2022 Note and First January 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment). The First January 2022 Note and First January 2022 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the First January 2022 Note and First January 2022 Warrants include. The conversion and exercise price of the First January 2022 Note and First January 2022 Warrants include are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. The Company may prepay the First January 2022 Note at any time in an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the First January 2022 Investor, the First January 2022 Note can be converted in whole or in part at any time and from time to time). Further, upon maturity the Company may pay the outstanding balance of the First January 2022 Note in cash or convert it into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the First January 2022 Note), the conversion amount shall automatically be converted into fully-paid and non-assessable shares of common stock. The Company shall not effect any conversion of the First January 2022 Note and the First January 2022 Investor shall not have the right to convert any amount of the First January 2022 Note and any such conversion shall be null and void and treated as if never made, to the extent that after giving effect to such conversion, such restricted holder would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to such conversion (which provision may be increased to a maximum of 9.9% by such First January 2022 Investor by written notice from the First January 2022 Investor to the Company, which notice shall be effective 61 calendar days after the date of such notice. As of September 30, 2022, the First January 2022 Note had an outstanding principal balance of $500,000 and accrued interest of $26,959. The First January 2022 Note is included in the accompanying balance sheet at $72,081 as a long-term convertible note payable, net of discount in the amount of $427,919 as of September 30, 2022.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

On January 31, 2022, the Company entered into a Securities Purchase Agreement (“Second January 2022 SPA”) with an investor (“Second January 2022 Investor”) to purchase a convertible note with principal balance of $500,000 (“Second January 2022 Note”) with the Company receiving $500,000 in proceeds and accompanying warrants to purchase up to 136,612,022 shares of common stock (“Second January 2022 Warrants”). The Second January 2022 Note bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Second January 2022 Note)) and mature on November 1, 2026. The Second January 2022 Warrants are exercisable at any time and expire on November 1, 2026. The Second January 2022 Warrants to purchase up to 136,612,022 shares of common stock were valued at $498,428 using the relative fair value method and recorded as a debt discount which is being amortized over the life of the Second January 2022 Note. The Second January 2022 Note and Second January 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment). The Second January 2022 Note and Second January 2022 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the Second January 2022 Note and Second January 2022 Warrants. The conversion and exercise price of the Second January 2022 Note and Second January 2022 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. The Company may prepay the Second January 2022 Note at any time in an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the Second January 2022 Investor, the Second January 2022 Note can be converted in whole or in part at any time and from time to time. Further, upon maturity the Company may pay the outstanding balance of the Second January 2022 Note in cash or convert it into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the Second January 2022 Note), the conversion amount shall automatically be converted into fully-paid and non-assessable shares of common stock. The Company shall not effect the conversion of any of the Second January 2022 Note held by the Second January 2022 Investor, and the Second January 2022 Investor shall not have the right to convert any of the Second January 2022 Note and any such conversion shall be null and void and treated as if never made, to the extent that after giving effect to such conversion, such restricted holder would beneficially own in excess of 4.99% of the shares of common stock outstanding immediately after giving effect to such conversion (which provision may be increased to a maximum of 9.9% by such Second January 2022 Investor by written notice from the Second January 2022 Investor to the Company, which notice shall be effective 61 calendar days after the date of such notice. As of September 30, 2022, the Second January 2022 Note had an outstanding principal balance of $500,000 and accrued interest of $26,520. The Second January 2022 Note is included in the accompanying balance sheet at $71,221 as a long-term convertible note payable, net of discount in the amount of $428,779 as of September 30, 2022.

During April 2022, the Company entered into a Securities Purchase Agreement (“Second April 2022 SPA”) with various investors (“Investors”), to purchase convertible notes for an aggregate investment amount of $425,000 (collectively as “Second April 2022 Notes”) with the Company receiving $425,000 of proceeds and accompanying warrants to purchase up to an aggregate of 17,857,144 shares of common stock (collectively as “Second April 2022 Warrants”). The Second April 2022 Warrants were valued at $335,593 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the Second April 2022 Notes. The Second April 2022 Notes bear an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Second April 2022 Notes)) and matures on April 1, 2027. The Second April 2022 Warrants are exercisable at any time and expire on April 1, 2027. The Second April 2022 Notes and Second April 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment). The Second April 2022 Notes and Second April 2022 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the Second April 2022 Notes and Second April 2022 Warrants. The conversion and exercise price of the Second April 2022 Notes and Second April 2022 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. For so long as the Second April 2022 Warrants remains outstanding and until the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the agreement); (i) if the Company issues warrants to investors in an offering of common stock or of any equity linked security (each a “Subsequent Offering”), and such warrants equal more than 20% warrant coverage, then a number of additional shares will be added to the Second April 2022 Warrants such that the Second April 2022 Warrants shall equal the same percentage of the warrant coverage offered to the investors in the Subsequent Offering and; (ii) if the Company issues warrants in a Subsequent Offering which may be exercised by means of a cashless exercises, then the Second April 2022 Warrants shall be exercisable by the same cashless exercise feature of the warrants issued in the Subsequent Offering. The Company may prepay the Second April 2022 Notes at any time at an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the Investors, the Second April 2022 Notes can be converted in whole or in part at any time and from time to time. Further, upon maturity the Company may pay the outstanding balance of the Second April 2022 Notes in cash or convert it into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange, the conversion amount (as defined in the Second April 2022 Notes) shall automatically be converted into fully-paid and non-assessable shares of common stock. As of September 30, 2022, the Second April 2022 Notes had an aggregate outstanding principal balance of $425,000 and accrued interest of $15,710. The Second April 2022 Notes are included in the accompanying balance sheet at $120,808 as a long-term convertible note payable, net of discount in the amount of $304,192 as of September 30, 2022.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

On July 1, 2022, the Company entered into a Securities Purchase Agreement with an investor (“July 2022 Investor”), to purchase a convertible note for a principal amount of $50,000 (“July 2022 Note”) with the Company receiving $50,000 of proceeds and accompanying warrants to purchase 2,100,840 shares of common stock (“July 2022 Warrants”). The July 2022 Note bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the July 2022 Note)) and matures on April 1, 2027. The July 2022 Warrants are exercisable at any time and expire on April 1, 2027. The July 2022 Warrants were valued at $7,037 using the relative fair value method and shall be recorded as debt discount to be amortized over the life of the July 2022 Note. The July 2022 Note and July 2022 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment). The July 2022 Note and July 2022 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the July 2022 Note and July 2022 Warrants. The conversion and exercise price of the July 2022 Note and July 2022 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. For so long as the July 2022 Warrants remains outstanding and until the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the agreement); (i) if the Company issues warrants to investors in an offering of common stock or of any equity linked security (each a “Subsequent Offering”), and such warrants equal more than 20% warrant coverage, then a number of additional shares will be added to the July 2022 Warrants such that the July 2022 Warrants shall equal the same percentage of the warrant coverage offered to the investors in the Subsequent Offering and; (ii) if the Company issues warrants in a Subsequent Offering which may be exercised by means of a cashless exercises, then the July 2022 Warrants shall be exercisable by the same cashless exercise feature of the warrants issued in the Subsequent Offering. The Company may prepay the July 2022 Note at any time at an amount equal to 110% of the outstanding principal balance and accrued interest. At the election of the July 2022 Investor, the July 2022 Note can be converted in whole or in part at any time and from time to time. Further, upon maturity the Company may pay the outstanding balance of the July 2022 Note in cash or convert it into shares of common stock. Upon the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the July 2022 Note), the conversion amount shall automatically be converted into fully-paid and non-assessable shares of common stock. As of September 30, 2022, the July 2022 Note had an outstanding principal balance of $50,000 and accrued interest of $953. The July 2022 Note is included in the accompanying balance sheet at $43,337 as a long-term convertible note payable, net of discount in the amount of $6,663 as of September 30, 2022.

Notes Payable - Related Party

On April 26, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for a principal amount of $100,000. The Company received proceeds of $100,000. The note bears an annual interest rate of 1%, matures on April 1, 2022 and can be prepaid in whole or in part without penalty. Pursuant to the note, the Company has a 90-day grace period following the maturity date after which the lender shall charge a late payment fee equal to 1% of the outstanding principal balance and cost of collection, including legal fees. As of September 30, 2021, the note had an outstanding principal balance of $100,000 and accrued interest of $428 (see Note 9 and see amendment below).

On October 21, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for a principal amount of $150,000. The Company received proceeds of $150,000. The note bore an annual interest rate of 1%, matured on December 1, 2021 and could have been prepaid in whole or in part without penalty. Pursuant to the note, the Company has a 90-day grace period following the maturity date after which the lender was permitted to charge a late payment fee equal to 1% of the outstanding principal balance and cost of collection, including legal fees. During the year ended September 30, 2022, the Company fully paid the outstanding balance on the note. As of September 30, 2022, the note had no outstanding balance (see Note 9).

On May 5, 2022, the Company and Jeffrey Busch (collectively as “Parties”) amended the April 26, 2021 note (discussed above) with principal amount of $100,000 (discussed above) (“Original Note”) pursuant to which the Parties increased the principal amount to $350,000 (“New Note”) with the Company receiving additional $250,000 of proceeds and added a contingent conversion feature. The New Note bears an annual interest rate of 1% (which shall increase to 2% in an event of a default) and matures on May 5, 2024. The New Note may not be prepaid and is only convertible upon an occurrence of a public offering. The outstanding principal plus any unpaid accrued interest (“Conversion Amount”) of the New Note is convertible into shares of common stock at the price for which the common stock was sold in the public offering. Pursuant to ASC 470-50 - Debt Modifications and Exchanges, the amendment was accounted for as a debt extinguishment because the contingent conversion feature added to the New Note resulted in a substantial modification of the Original Note. No gain or loss was recognized in connection with the debt extinguishment. As of September 30, 2022, the New Note had an outstanding principal balance of $350,000, reflected as notes payable – related party in the accompanying balance sheet since the conditions for its contingent conversion has not yet been met, and accrued interest of $2,474 (see Note 9).

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

Note Payable

In September 2017, the Company entered into a note agreement with a third-party investor. Pursuant to the note, the Company borrowed a principal amount of $1,000. The note bears an annual interest rate of 33.3%, is unsecured and in default due to non-payment of the balance pursuant to the repayment terms. As of September 30, 2022, the note had principal and accrued interest balances of $1,000 and $1,689, respectively.

During the years ended September 30, 2022 and 2021, amortization of debt discount on debt amounted to $738,521 and $64,981, respectively, which is included in interest expense on the accompanying statements of operations.

NOTE 8 –LEASE LIABILITIES

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

Financing lease right-of-use assets (“Financing ROU”) is summarized below:

	September 30, 2022	September 30, 2021

Financing ROU assets	$231,841	$231,841
Less accumulated depreciation	(166,887)	(120,518)
Balance of Financing ROU assets	$64,954	$111,323

For the years ended September 30, 2022 and 2021, depreciation expense related to Financing ROU assets amounted to $46,369 and $46,368, respectively.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

Financing lease liability related to the Financing ROU assets is summarized below:

	September 30, 2022	September 30, 2021

Financing lease payables for equipment	$231,841	$231,841
Total financing lease payables	231,841	231,841
Payments of financing lease liabilities	(143,456)	(95,726)
Total	88,385	136,115
Less: short term portion	(53,995)	(47,730)
Long term portion	$34,390	$88,385

Future minimum lease payments under the financing lease agreements on September 30, 2022 are as follows:

Years ending September 30,	Amount

2023	$62,762
2024	31,900
2025	4,185
Total minimum financing lease payments	98,846
Less: discount to fair value	(10,461)
Total financing lease payable on September 30, 2022	$88,385

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

On June 10, 2021, the Company entered into an amendment to its existing Warehouse Lease (the “Lease Amendment”), effective October 3, 2021, for its laboratory facility in Golden, CO (see Note 11). The Lease Amendment provided for: (i) an extension to the term of the original lease to five years following the completion of the Company’s improvements to the Expansion Premises (defined below); (ii) an expansion of the premises to include the premises located at Unit 404, Building F, 15000 West 6th Avenue, Golden, Colorado 80401, consisting of approximately 4,734 rentable square feet (the “Expansion Premises”); (iii) an annual base rent modification; (iv) an increase to the security deposit; (v) tenant improvement allowance; (vi) additional parking and; (vii) two renewal options, each for five year terms, for a total of ten years.

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

In October 2021, pursuant to ASC 842 – Leases, the Company wrote off the balances of the operating asset of $168,664 and operating liability of $176,893 related to the original lease and recognized a gain on lease modification in the amount of $8,229 which was included in general and administrative expense in the accompanying statement of operation. The Company calculated the present value of the total lease payments in the Lease Amendment using a discount rate of 8% which was based on the Company’s incremental borrowing rate at the effective date and recorded an operating right-of-use asset and an operating lease liability of $1,212,708.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

For the year ended September 30, 2022, lease costs related to operating lease ROU asset and operating lease liabilities amounted to $155,184 which included base lease costs of $115,823 and other expenses such as common area maintenance and taxes of $39,361, all of which were expensed during the period and included in general and administrative expenses on the accompanying statements of operations. For the year ended September 30, 2021, lease costs amounted to $66,268 which included base lease costs of $64,454 and other expenses of $1,814, all of which were expensed during the period and included in general and administrative expenses on the accompanying statements of operations.

Operating Right-of-use asset (“ROU”) is summarized below:

	September 30, 2022	September 30, 2021

Operating office lease	$1,212,708	$231,337
Less accumulated reduction	(57,847)	(62,673)
Balance of Operating ROU asset	$1,154,861	$168,664

Operating lease liability related to the ROU asset is summarized below:

	September 30, 2022	September 30, 2021

Operating office lease	$1,212,708	$231,337
Total operating lease liability	1,212,708	231,337
Reduction of operating lease liability	(29,396)	(54,444)
Total	1,183,312	176,893
Less: short term portion	(25,551)	(42,411)
Long term portion	$1,157,761	$134,482

Future base lease payments under the non-cancellable operating lease on September 30, 2022 are as follows:

Years ending September 30,	Amount

2023	$119,310
2024	122,893
2025	126,580
2026	130,377
2027 and thereafter	1,549,130
Total minimum non-cancellable operating lease payments	2,048,290
Less: discount to fair value	(864,978)
Total operating lease liability on September 30, 2022	$1,183,312

NOTE 9 – RELATED-PARTY TRANSACTIONS

Effective January 1, 2021, the Company entered into a consulting agreement with Mr. Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor. The agreement was effective for a period of twelve months, commencing on January 1, 2021 and shall renew on a month-to month basis, subject to the right of the Company and Mr. Kucharchuk to terminate the agreement in accordance with the agreement. Pursuant to the agreement, Mr. Kucharchuk shall be paid $2,000 per month. As of September 30, 2022 and September 30, 2021, the Company recorded accrued consulting fees in the amount of $0 and $18,000, respectively, reflected as accrued liabilities – related party in the accompanying balance sheet (see Note 11). As of September 30, 2022, the Company had an accounts payable – related payable balance of $12,000 related to this consulting agreement.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

On April 26, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors, for a principal amount of $100,000 (see Note 7). On May 5, 2022, the parties amended the April 26, 2021 note pursuant to which the principal amount was increased to $350,000 (“New Note”) with the Company receiving additional $250,000 of proceeds and added a conversion feature. The New Note bears an annual interest rate of 1% (which shall increase to 2% in an event of a default) and matures on May 5, 2024. As of September 30, 2022, the New Note had an outstanding principal balance of $350,000, reflected as notes payable – related party in the accompanying balance sheet since the conditions for its contingent conversion has not yet been met, and accrued interest of $2,474 (see Note 7).

On May 12, 2021, the Company and the May 2021 Investor entered into a May 2021 SPA to purchase a convertible May 2021 Note and with principal value of $1,000,000 and accompanying May 2021 Warrants (see Note 7). In connection with the Company’s obligations under the May 2021 Note, the Company entered into a security agreement with the May 2021 Investor as agent, pursuant to which the Company granted a lien on the laboratory equipment of the Company, for the benefit of the related party. As of September 30, 2022, the May 2021 Note had an outstanding principal balance of $1,000,000 and accrued interest of $20,164 (see Note 7).

On October 21, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for a principal balance of $150,000. During the year ended September 30, 2022, the Company fully paid the outstanding balance on the note. As of September 30, 2022, the note had no outstanding balance (see Note 7).

On November 1, 2021, pursuant to the First November 2021 SPA the First November 2021 Investor purchased three notes with aggregate principal of $1,000,000 with accompanying First November 2021 Warrants to purchase up to an aggregate of 54,644,811 shares of common stock. As of September 30, 2022, the First November 2021 Notes had an outstanding principal balance of $1,000,000 and accrued interest of $20,164 (see Note 7).

On January 26, 2022, a notice and request for consent regarding a change in offering terms was sent by the Company to the First November 2021 Investor. Upon the approval of the First November 2021 Investor, the Company modified the terms of the First November 2021 SPA which increased the warrants issuable from 20% to 100% of the common stock issuable upon conversion of the notes purchased. As a result, the First November 2021 Investor received additional cashless-exercisable warrants equal to 80% of the common stock issuable upon conversion of the First November 2021 Notes. The Company issued additional warrants to purchase up to 218,579,234 shares of common stock to the First November 2021 Investor which increased the total relative fair value of all warrants in total by $34,630 recorded as debt discount which is being amortized over the life of the First November 2021 Notes (see Note 7 and 10).

On April 5, 2022, pursuant to the First April 2022 SPA, Matthew Schwartz, a member of the Board of Directors and a related party, purchased a convertible note with principal amount of $100,000 with accompanying First April 2022 Warrants to purchase 4,201,681 shares of common stock. The Company received net proceeds of $100,000 on March 24, 2022. As of September 30, 2022, the First April 2022 Note had an outstanding principal balance of $100,000 and accrued interest of $3,901 (see Note 7).

On May 9, 2022, pursuant to the May 2022 SPA the May 2022 Investor purchased four convertible notes for an aggregate investment amount of $1,000,000 with accompanying May 2022 Warrants to purchase shares of common stock equal to 20% of the number of the total shares of common stock issuable upon the conversion of the May 2022 Notes. During the year ended September 30, 2022, the Company received an aggregate of $1,000,000 of proceeds and issued an aggregate of 42,016,808 of the May 2022 Warrants. As of September 30, 2022, the May 2022 Notes had an aggregate outstanding principal balance of $1,000,000 and accrued interest of $20,110 (see Note 7).

On June 15, 2022, pursuant to the June 2022 SPA, Danica Holley, a member of the Board of Directors and a related party, purchased a convertible note with principal of $50,000 with accompanying June 2022 Warrants to purchase 2,100,840 shares of common stock. As of September 30, 2022, the June 2022 Note had an outstanding principal balance of $50,000 and accrued interest of $1,173 (see Note 7).

On July 29, 2022, the Company entered into a Demand Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for a principal balance of $125,000, and on September 2, 2022, the Company entered into a second Demand Promissory Note Agreement with Jeffrey Busch for a principal balance of $150,000 (collectively referred to as called the “Busch Notes”). The Busch Notes bear an annual interest rate of 8% and are payable on demand. The outstanding principal and accrued interest on the Busch Notes is contingently convertible, in full, at the option of the lender, into the same security which is being issued by the Company in its next private placement of equity or equity backed securities at any time after the inception date. As of September 30, 2022, the Busch Notes had an outstanding principal balance of $275,000 and accrued interest of $2,683 and are reflected in the accompanying balance sheet as a short-term convertible note payable – related party (see Note 7).

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

On August 11, 2022, the Company entered into a Demand Promissory Note Agreement with a related party, who is an affiliate stockholder, for a principal balance of $375,000. The note bears an annual interest rate of 8% and is payable on demand. The outstanding principal and accrued interest of the note is contingently convertible, in full, at the option of the lender, into the same security which is being issued by the Company in its next private placement of equity or equity backed securities at any time after the inception date. As of September 30, 2022, this note had an outstanding principal balance of $375,000 and accrued interest of $4,110 and is reflected in the accompanying balance sheet as a short-term convertible note payable – related party (see Note 7).

On September 2, 2022, the Company entered into a Demand Promissory Note Agreement with a related party, who is an affiliate stockholder, for a principal balance of $350,000. The note bears an annual interest rate of 8% and is payable on demand. The outstanding principal and accrued interest of the note is contingently convertible, in full, at the option of the lender, into the same security which is being issued by the Company in its next private placement of equity or equity backed securities at any time after the inception date. As of September 30, 2022, this note had an outstanding principal balance of $350,000 and accrued interest of $2,148 and is reflected in the accompanying balance sheet as a short-term convertible note payable – related party (see Note 7).

During the year ended September 30, 2022, the Company advanced a total of $13,883 to a related party, which is an affiliate entity and a majority shareholder of the Company. During the year ended September 30, 2022, the Company recorded bad debt expense of $35,594 related to the write off of related party advances. As of September 30, 2022 and 2021, the Company had related party receivable balances of $0 and $21,711, respectively, reflected in the accompanying balance sheets as other receivable.

As of September 30, 2022 and 2021, the Company owed several executives and directors for expense reimbursements and consulting fees in the aggregate amount of $16,223 and $3,714, respectively, which is reflected on the accompanying balance sheet as accounts payable – related party.

On September 30, 2022 and 2021, net amount due to related parties consisted of the following:

	September 30, 2022	September 30, 2021

Convertible notes principal – related parties	$4,150,000	$1,000,000
Discount on convertible notes - related parties	(1,844,186)	(935,019)
Note payable principal – related parties	350,000	100,000
Accrued liabilities - related parties	76,927	18,000
Accounts payable – related parties	16,223	3,714
Other receivable - related party	-	(21,711)
Total	$2,748,964	$164,984

NOTE 10 – STOCKHOLDERS’ DEFICIT

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

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

As of September 30, 2022 and 2021, there were 667 shares of the Company’s Series A Preferred Stock issued and outstanding held by a former member of the Board of Directors.

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

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

During the year ended September 30, 2022, various holders of the Series C-1 Preferred Stock converted an aggregate of 1,923 shares of Series C-1 Preferred Stock into 288,637,529 shares of the Company’s common stock (see below – Common Stock Issued Upon Conversion of Series C-1 Preferred Stock).

As of September 30, 2022 and 2021, the Company had 1,043 and 2,966 shares of Series C-1 Preferred Stock issued and outstanding, respectively.

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

During the year ended September 30, 2022, a holder of the Series C-2 Preferred Stock converted 1,880 shares of Series C-1 Preferred Stock into 280,475,491 shares of the Company’s common stock (see below – Common Stock Issued Upon Conversion of Series C-2 Preferred Stock).

As of September 30, 2022 and 2021, the Company had 3,037 and 4,917 shares of Series C-2 Preferred Stock, respectively, issued and outstanding.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

Pursuant to the Series E Certificate of Designation, Series E Preferred Stock is redeemable at the option of the holder in the event that the Company is prohibited from issuing shares of common stock to a holder upon any conversion due to insufficient shares of common stock available (“Authorized Failure Shares”) and therefore meets the criteria of a contingently redeemable instrument in accordance with ASC 480-10-25-7 – Distinguishing Liabilities from Equity. The Series E Preferred Stock is contingently redeemable upon the occurrence of an event that is outside of the issuer’s control and is classified as temporary equity pursuant to ASC 480-10-S99.

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

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

During the years ended September 30, 2022 and 2021, the Company incurred $160,000 and $159,890 of Series E dividends. As of September 30, 2022 and 2021, dividend payable balances were $40,329 and $13,151, respectively, reflected in the accompanying consolidated balance sheet as accrued liabilities instead of temporary equity.

As of September 30, 2022 and 2021, the Company had 1,000 shares of Series E Preferred Stock issued and outstanding classified as temporary equity in the accompanying balance sheets.

Series F Preferred Stock

On July 30, 2021, the Company filed a Certificate of Designation, Preferences and Rights of Series F Preferred Stock (the “Series F Certificate of Designation”), with the Nevada Secretary of State to designate 1,000 shares of its previously authorized preferred stock as Series F Preferred Stock, par value $0.0001 per share and a stated value of $2,000 per share. The Series F Certificate of Designation and its filing were approved by the Company’s Board of Directors without stockholder approval as provided for in the Company’s Articles of Incorporation and under Nevada law. The holders of shares of Series F Preferred Stock have the following preferences and rights:

●	From the Initial Issuance Date, cumulative dividends on each share of Series F shall accrue, on a monthly basis in arrears (with any partial month being made on a pro-rata basis), at the rate of 8% per annum on the stated value, plus any additional amount thereon. Dividends shall be paid within 15 days after the end of each month (“Dividend Payment Date”), at the option of the Holder in cash or through the issuance of shares of common stock. In the event that the Holder elects to receive its dividends in shares of common stock the number of shares of common stock to be issued to each applicable Holder shall be determined by dividing the total dividend payable to such Holder by the average closing price of the common stock during the five trading days on the principal market prior to the dividend payment date.

●	Holders of shares of Series F Preferred Stock are entitled to dividends or distributions on each share on an “as converted” into common stock basis, if, as and when declared from time to time by the Board of Directors.

●	Each share of Series F Preferred Stock is convertible into shares of common stock any time after the initial issuance date at the conversion price which is the lesser of: (i) $0.00313 or (ii) 75% of the average closing price of the common stock during the prior five trading days on the principal market, subject to adjustment as provided in the Series F Certificate of Designation including a price protection provision for offerings below the conversion price, provided, however, the conversion price shall never be less than $0.0016. The number of shares of common stock issuable upon conversion shall be determined by multiplying the number of outstanding shares by the stated value per share of $2,000 plus additional amount by the conversion price.

●	In connection with, (i) a Change of Control of the Company or (ii) on the closing of, a Qualified Public Offering by the Company, all of the outstanding shares of Series F Preferred Stock (including any fraction of a share) shall automatically convert along with the additional amount into an aggregate number of shares of common stock (including any fraction of a share) as is determined by dividing the number of shares of Series F Preferred Stock (including any fraction of a share) by the automatic conversion price then in effect. If a closing of a Change of Control transaction or a Qualified Public Offering occurs, such automatic conversion of all of the outstanding shares of Series F Preferred Stock shall be deemed to have been converted into shares of common stock immediately prior to the closing of such transaction or Qualified Public Offering.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

●	In the event the Company issues or sells any securities including options or convertible securities, except for any Exempt Issuance (as defined in the Series F Certificate of Designation), at a price, an exercise price or conversion price of less than the conversion price, then upon such issuance or sale, the Series F Preferred Stock conversion price shall be reduced to the sale price, or the exercise price or conversion price of the securities sold.

●	Series F Preferred Stock shall rank pari passu with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company with the Series C-1 Preferred Stock of the Company, the Series C-2 Preferred Stock of the Company, and the Series E Preferred Stock of the Corporation (the “Parity Stock”), and all other shares of capital stock of the Company shall be junior in rank to all Series F shares with respect to the preferences as to dividends (except for the common stock, which shall be pari passu as provided in the Series F Certificate of Designation), distributions and payments upon the liquidation, dissolution and winding up of the Company (such junior stock is referred to herein collectively as “Junior Stock”). The rights of all such Junior Stock shall be subject to the rights, powers, preferences and privileges of the Series F Preferred Stock. Without limiting any other provision of the Series F Certificate of Designation, without the prior express consent of the Required Holder, the Company shall not hereafter authorize or issue any additional or other shares of capital stock that is (i) of senior rank to the Series F Preferred Stock in respect of the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company (collectively, the “Senior Preferred Stock”), or (ii) Parity Stock. Except as provided for in the Certificate of Designation, in the event of the merger or consolidation of the Company into another corporation, the Series F Preferred Stock shall maintain their relative rights, powers, designations, privileges and preferences provided for in the Certificate of Designation for a period of at least two years following such merger or consolidation and no such merger or consolidation shall cause result inconsistent therewith.

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

In accordance with ASC 470 – Debt, the proceeds of $1,000,000 was allocated based on the relative fair values of the Series F preferred stock and the Warrant of $42,808 and $957,192, respectively. Although ASC 470 is for debt instruments issued with warrants, preferred shares issued with warrants should be accounted for in a similar manner.

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

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

The relative fair value of the warrant of $957,192 was recorded as a discount associated with the Series F preferred stock and was fully amortized immediately because the Series F preferred stock was convertible on the date of issuance. The Company recorded the $957,192 as deemed dividend.

During the years ended September 30, 2022 and 2021, the Company also recorded dividends related to the Series F Preferred Stock in the amount of $80,000 and $6,728. As of September 30, 2022 and 2021, dividend payable balances were $20,164 and $6,728, respectively, reflected in the accompanying consolidated balance sheet as accrued liabilities instead of temporary equity.

As of September 30, 2022 and 2021, the Company had 500 shares of Series F Preferred Stock issued and outstanding classified as temporary equity in the accompanying balance sheets.

Common Stock

Common Stock Issued Upon Conversion of Series C-1 Preferred Stock

●	During the year ended September 30, 2022, the Company issued an aggregate of 288,637,529 shares of the Company’s common stock to various investors upon their conversion of an aggregate of 1,923 shares of the Series C-1 Preferred Stock.

Common Stock Issued Upon Conversion of Series C-2 Preferred Stock

●	During the year ended September 30, 2022, the Company issued an aggregate of 280,575,491 shares of the Company’s common stock to an investor upon conversion of 1,880 shares of the Series C-2 Preferred Stock.

Common Stock Issued Upon Accounts Payable Settlements

●	During the year ended September 30, 2022, the Company issued an aggregate of 26,913,738 shares of the Company’s common stock to two consultants upon the close of their respective settlement agreements, dated October 18, 2021, to settle accounts payable balances in aggregate amount of $84,240 or $0.00313 per share, valued with the share price of common stock sold in private placements during the same period (see Note 11).

Common Stock Issued for Subscription Payable

●	During the year ended September 30, 2022, the Company issued an aggregate of 431,309,907 shares of the Company’s common stock to various investors in connection with the subscription payable aggregate amount of $1,350,000. The subscription payable resulted from Subscription Agreements entered into by the Company with several accredited investors, during the year ended September 30, 2021, to sell, in a private placement, an aggregate of 431,309,907 shares of its common stock, at a purchase price of $1,350,000 or $0.00313 per share (see Note 11).

Stock Options

Effective February 18, 2011, the Company’s Board of Directors (“Board”) adopted and approved the 2011 stock option plan. A total of 57 options to acquire shares of the Company’s common stock were authorized under the 2011 stock option plan. No options were granted under the 2011 stock option plan and the plan expired as of March 31, 2022.

On April 28, 2020, the Board approved the 2020 Equity Incentive Plan (“2020 Plan”), as amended on May 29, 2020. On April 18, 2022, the Board terminated the 2020 Plan and any shares reserved thereunder are no longer subject to reservation and the Company had no options issued and outstanding under the 2020 Plan.

On April 18, 2022, the Company’s Board and the shareholders approved the 2022 Equity Incentive Plan (“2022 Plan”) at which time the plan became effective. Upon the effective date of the 2022 Plan, 1,915,000,000 shares of the Company’s common stock were reserved for issuance under the 2022 Plan (“Reserved Share Amount”), subject to the adjustments described in the 2022 Plan, and such Reserved Share Amount, when issued in accordance with the 2022 Plan, shall be validly issued, fully paid, and non-assessable. Pursuant to the 2022 Plan, the option price of each incentive stock option (except those that constitute substitute awards) shall be at least the fair market value of a share on the grant date; provided, however, that in the event that a grantee is a ten percent stockholder as of the grant date, the option price of an incentive stock option shall be not less than 110% of the fair market value of a share on the grant date, in no case shall the option price of any option be less than the par value of a share.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

On May 26, 2022, the Company’s Board of Directors (“Board”) approved the future granting of stock options under the 2022 Equity Incentive Plan, to various employees and consultants. On August 16, 2022, the Company granted stock options to purchase 1,901,410,519 common shares of the Company to various employees and consultants with an exercise price of $0.0036 per share. The options expire on August 15, 2032 and vest over varying vesting terms through August 2026. The fair value of these option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 365.1%; risk-free interest rate of 2.82%; and an estimated holding period of 10 years. The Company valued these stock option at a fair value of $7,985,924 and will record stock-based compensation expense over the vesting periods.

During the year ended September 30, 2022, in connection with the accretion of stock-based option expense over the vesting period, the Company recorded stock option expense of $6,015,622. As of September 30, 2022, there were 1,901,410,519 options outstanding and 1,353,744,175 options vested. As of September 30, 2022, there was $1,970,302 of unvested stock-based compensation expense to be recognized through August 2026. The aggregate intrinsic value on September 30, 2022 was $0 and was calculated based on the difference between the quoted share price on September 30, 2022 of $0.0035 and the exercise price of the underlying options.

The Company did not have any stock option activity during the year ended September 30, 2021. Stock option activities for the year ended September 30, 2022 are summarized as follows:

	Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding September 30, 2021	-		$-	-	$-
Granted	1,901,410,519		0.0036		-
Balance Outstanding September 30, 2022	1,901,410,519		$0.0036	9.88	$0
Exercisable, September 30, 2022	1,353,744,175	(a)	$0.0036	9.88	$0

Balance Non-vested on September 30, 2021	-		$-	-	$-
Granted	1,901,410,519		0.0036	-	-
Vested during the period	(1,353,744,175)		0.0036	-	-
Balance Non-vested on September 30, 2022	547,666,344		$0.0036	9.88	$0

(a)	These vested options are only exercisable upon the company filing an S-8 to register the underlying shares.

Warrants

On May 12, 2021, in connection with the issuance of a convertible note, the Company issued a Warrant to purchase up to 63,897,764 shares of common stock at an exercise price of $0.00313 per share (subject to adjustment as provided therein) until May 12, 2026 (see Note 7). The Warrants are exercisable for cash at any time. The Warrant was valued at $984,200 using the relative fair value method was recorded as debt discount which is being amortized over the life of the convertible note.

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

On November 1, 2021, the Company issued the First November 2021 Warrants to purchase an aggregate of 54,644,811 shares of common stock. The First November 2021 Warrants are exercisable at any time at a price equal to $0.00366 per share (subject to adjustment) until November 1, 2026. The First November 2021 Warrants were valued at $990,048 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the First November 2021 Notes (see Note 7 and Note 9).

On November 1, 2021, the Company issued the Second November 2021 Warrants to purchase an aggregate of 27,322,406 shares of common stock. The Second November 2021 Warrants are exercisable at any time at a price equal to $0.00366 per share (subject to adjustment) until November 1, 2026. The Second November 2021 Warrants were valued at $495,560 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the Second November 2021 Notes (see Note 7).

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

On November 1, 2021, the Company issued the Third November 2021 Warrants to purchase an aggregate of 27,322,406 shares of common stock. The Third November 2021 Warrants are exercisable at any time at a price equal to $0.00366 per share (subject to adjustment) until November 1, 2026. The Third November 2021 Warrants were valued at $495,560 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the Third November 2021 Notes (see Note 7).

On January 26, 2022, the Company, upon the approval of the First November 2021 Investor, amended the First November 2021 SPA whereby the Company issued additional cashlessly-exercisable warrants to purchase 218,579,234 shares of common stock. As a result, the total relative fair value of all warrants in total increased by $34,630, recorded as debt discount, which is being amortized over the life of the First November 2021 Notes (see Note 7). These warrants are exercisable at a price equal to $0.00366 per share (subject to adjustment) until November 1, 2026.

On January 26, 2022, the Company, upon the approval of the Second November 2021 Investor, amended the Second November 2021 SPA whereby the Company issued additional cashlessly-exercisable warrants to purchase 109,289,616 shares of common stock. As a result, the total relative fair value of all warrants in total increased by $22,429, recorded as debt discount, which is being amortized over the life of the Second November 2021 Notes (see Note 7). These warrants are exercisable at a price equal to $0.00366 per share (subject to adjustment) until November 1, 2026.

On January 26, 2022, the Company, upon the approval of the Third November 2021 Investor, amended the Third November 2021 SPA whereby the Company issued additional cashlessly-exercisable warrants to purchase 109,289,616 shares of common stock. As a result, the total relative fair value of all warrants in total increased by $22,429, recorded as debt discount, which is being amortized over the life of the Third November 2021 Notes (see Note 7). These warrants are exercisable at a price equal to $0.00366 per share (subject to adjustment) until November 1, 2026.

On January 27, 2022, the Company issued the First January 2022 Warrants to purchase an aggregate of 136,612,022 shares of common stock. The First January 2022 Warrants are exercisable at any time at a price equal to $0.00366 per share (subject to adjustment) until November 1, 2026. The First January 2022 Warrants were valued at $472,403 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the First January 2022 Note (see Note 7).

On January 31, 2022, the Company issued the Second January 2022 Warrants to purchase an aggregate of 136,612,022 shares of common stock. The Second January 2022 Warrants are exercisable at any time at a price equal to $0.00366 per share (subject to adjustment) until November 1, 2026. The Second January 2022 Warrants were valued at $469,810 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the Second January 2022 Note (see Note 7).

On January 31, 2022, the Company issued to two consultants an aggregate of 16,393,443 warrants as a placement fee in connection with the First January 2022 Note and Second January 2022 Note (collectively as “January 2022 Notes”) (see Note 7). These warrants are exercisable at a price equal to $0.00366 per share until November 1, 2024. These warrants were valued at $54,595 using the relative fair value method and were recorded as a debt discount which is being amortized over the life of the January 2022 Note.

On April 5, 2022, the Company issued the First April 2022 Warrants to purchase 4,201,681 shares of common stock. The First April 2022 Warrants are exercisable at any time at a price equal to $0.00476 per share (subject to adjustment) until April 1, 2027. The First April 2022 Warrants were valued at $89,815 using the relative fair value method and was recorded as debt discount which is being amortized over the life of the First April 2022 Note (see Note 7 and Note 9).

During April 2022, the Company issued the Second April 2022 Warrants to purchase an aggregate of 17,857,144 shares of common stock. The Second April 2022 Warrants are exercisable at any time at price equal to $0.00476 per share (subject to adjustment) until April 1, 2027. The Second April 2022 Warrants were valued at $335,593 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the Second April 2022 Notes (see Note 7).

On May 9, 2022, the Company issued the May 2022 Warrants to purchase an aggregate of 42,016,808 shares of common stock. The May 2022 Warrants are exercisable at any time at a price equal to $0.00476 per share (subject to adjustment) until April 1, 2027. The May 2022 Warrants were valued at $178,449 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the May 2022 Notes (see Note 7 and Note 9).

On June 15, 2022, the Company issued the June 2022 Warrants to purchase 2,100,840 shares of common stock. The June 2022 Warrants are exercisable at any time at a price equal to $0.00476 per share (subject to adjustment) until April 1, 2027. The June 2022 Warrants were valued at $5,924 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the June 2022 Note (see Note 7 and Note 9).

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

On July 1, 2022, the Company issued the July 2022 Warrants to purchase an aggregate of 2,100,840 shares of common stock. The July 2022 Warrants are exercisable at any time at a price equal to $0.00476 per share (subject to adjustment) until April 1, 2027. The July 2022 Warrants were valued at $8,190 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the July 2022 Notes (see Note 7).

As of September 30, 2022, the Company had 1,888,813,005 warrants issued and outstanding.

Warrants activities for the years ended September 30, 2022 and 2021 is summarized as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Warrants	Price	(Years)	Value
Balance Outstanding on September 30, 2020	856,674,588	$0.0020	4.3	$—

Issued in connection with a convertible debt – related party (see Note 7 and Note 9)	63,897,764	0.0031	4.6

Issued in connection with a Series F preferred stock – related party	63,897,764	0.0031
Balance Outstanding on September 30, 2021	984,470,116	0.0023	3.50	—

Issued in connection with a convertible debt – related party (see Note 7 and Note 9)	321,543,374	0.0038	4.16

Issued in connection with a convertible debt (see Note 7)	582,799,515	0.0037	4.09
Balance Outstanding on September 30, 222	1,888,813,005	$0.0030	3.26	$1,140,362
Exercisable on September 30, 2022	1,684,611,324	$0.0031	3.31	$940,362

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Michael Ruxin, M.D.

On June 5, 2020, the Company and Dr. Michael Ruxin entered into an employment agreement (the “Ruxin Employment Agreement”) for Dr. Ruxin to serve as the Company’s Chief Executive Officer, President and a director.

The Ruxin Employment Agreement provides that Dr. Ruxin will be employed for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Dr. Ruxin will be entitled to receive an annual base salary of $300,000 and will be eligible for an annual discretionary bonus of 150% of such base salary. In the Ruxin Employment Agreement, Dr. Ruxin is entitled to, subject to the approval of the Board or a committee thereof, and under the 2022 Plan (i) a one-time grant of 49,047,059 Restricted Stock Units (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of common stock, In lieu of 49,047,059 RSU’s, on August 16, 2022, the Company granted 49,047,059 stock option plus the one-time grant of 420,691,653 stock options for an aggregate amount of 469,738,712 stock options with an exercise price of $0.0036 and an expiration date of August 15, 2032 and subject to vesting terms. Ruxin is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. For the period of May 2021 through November 2021 and from August 15, 2022 to September 30, 2022, Dr. Ruxin deferred 50% of his salary. As of September 30, 2022 and 2021, the Company had accrued payroll related to Dr. Ruxin’s salary deferment of $112,500 and $62,500, respectively.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

Jeffrey Busch

On June 5, 2020, the Company and Jeffrey Busch entered into an employment agreement (the “Busch Employment Agreement”) for Mr. Busch to serve as the Company’s Chairman of the Company and in such other positions as may be assigned from time to time by the board of directors.

The Busch Employment Agreement provides that Mr. Busch will be employed for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Mr. Busch will be entitled to receive an annual base salary of $60,000 and will be eligible for an annual discretionary bonus. In the Busch Employment Agreement, Mr. Busch is entitled to, subject to the approval of the Board or committee thereof, and under the 2020 Plan (i) a one-time grant of 49,047,059 Restricted Stock (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of common stock. In lieu of 49,047,059 RSU’s, on August 16, 2022, the Company granted 49,047,059 stock option plus the one-time grant of 420,691,653 stock options for an aggregate amount of 469,738,712 stock options with an exercise price of $0.0036 and an expiration date of August 15, 2032 and subject to vesting terms. Mr. Busch is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As of September 30, 2022 and 2021, the Company had accrued director compensation of $192,500 and $132,500, respectively.

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

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

Thomas E. Chilcott, III

On September 24, 2020, the Company appointed Thomas E. Chilcott, III, to serve as the Chief Financial Officer. The Company entered into an offer letter with Mr. Chilcott which provides that his base salary will be $225,000 per year. Mr. Chilcott is entitled to participate in all medical and other benefits that the Company has established for its employees. The offer letter also provides that Mr. Chilcott will be granted an option to purchase up to 94,545,096 shares of the Company’s common stock which were granted on August 16, 2022 with an exercise price of $0.0036 and an expiration date of August 15, 2032 and subject to vesting terms.

On December 31, 2021, the Company’s Board approved an increase in the base salary of Thomas E. Chilcott, III, the Company’s Chief Financial Officer, from $225,000 to $300,000 per year. The increase was effective January 1, 2022. The Board also approved two new bonuses for which Mr. Chilcott will be eligible: (i) a $37,500 bonus payable upon the Company’s completion of a capital raise of at least $1,000,000; and (ii) a $37,500 bonus payable upon the Company’s completion of a capital raise of at least $2,000,000 in the aggregate. During the year ended September 30, 2022, an aggregate bonus of $75,000 was paid to Mr. Chilcott.

Consulting Agreements

On July 5, 2020, the Company and a consultant entered into a Scientific Advisory Board Service Agreement (“Scientific Advisory Agreement”) which provides for; (i) $2,000 monthly compensation; (ii) 88,786,943 stock options under the 2022 Plan, which were granted on August 16, 2022 with an exercise price of $0.0036 and an expiration date of August 15, 2032 and subject to vesting terms and; (iii) $1,500 per day for any special project requiring more than six hours of advisory service in a single day performed upon a written request from the Company. Either party may terminate the Scientific Advisory Agreement at any time upon ten days’ written notice to the other party unless either party neglects or fails to perform its obligations under the Scientific Advisory Agreement; then the termination notice shall be effective upon receipt of the same.

On July 5, 2020, the Company and a consultant entered into a Pathology Advisory Board Service Agreement (the “Pathology Advisory Agreement”) which provides for; (i) $272 monthly compensation; (ii) 77,972,192 stock options under the 2022 Plan, which were granted on August 16, 2022 with an exercise price of $0.0036 and an expiration date of August 15, 2032 and subject to vesting terms and; (iii) $1,500 per day for any special project requiring more than six hours of advisory service in a single day performed upon a written request from the Company. Either party may terminate the Pathology Advisory Agreement at any time upon ten days’ written notice to the other party unless either party neglects or fails to perform its obligations under the Pathology Advisory Agreement; then the termination notice shall be effective upon receipt of the same.

Effective January 1, 2021, the Company entered into a consulting agreement with Mr. Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor. The agreement was effective for a period of twelve months, commencing on January 1, 2021 and shall renew on a month-to month basis, subject to the right of the Company and Mr. Kucharchuk to terminate the agreement pursuant to the agreement. Pursuant to the agreement, Mr. Kucharchuk shall be paid $2,000 per month. As of September 30, 2021, the Company recorded accrued consulting fees in the amount of $18,000 reflected under accrued liabilities – related party in the accompanying balance sheets and as of September 30, 2022, the Company had an accounts payable – related payable balance of $12,000 related to this consulting agreement (See Note 9).

License Agreements

GMU License Agreement

In September 2006, the Company entered into an exclusive license agreement with George Mason Intellectual Properties (“GMU License Agreement”), a non-profit corporation formed for the benefit of George Mason University (“GMU”) which: (1) grants an exclusive worldwide license, with the right to grant sublicenses, under the licensed inventions to make, have made, import, use, market, offer for sale and sell products designed, manufactured, used and/or marketed for all fields and for all uses, subject to the exclusions as defined in the GMU License Agreement; (2) grants an exclusive option to license past, existing, or future inventions in the Company’s field, from inventors that are obligated to assign to GMU and who have signed a memorandum of understanding acknowledging that developed intellectual property will be offered, subject to the exclusions as defined in the GMU License Agreement; (3) the license and option granted specifically excludes biomarkers for lung, ovarian, and breast cancers in a diagnostic field of use and GMU inventions developed using materials obtained from third parties under agreements granting rights to inventions made using said materials and; (4) grants right to assign or otherwise transfer the license so long as such assignment or transfer is accompanied by a change of control transaction and GMU is given 14 days’ prior notice. In addition, the Company is required to make an annual payment of $50,000 to GMU as well as pay GMU a quarterly royalty equal to the net revenue multiplied by one and one-half percent (1.5%), due on a quarterly basis or a quarterly sublicense royalty equal to the net revenue multiplied by fifteen percent (15%). Further, the Company has the right of first refusal for all technology associated with RPPA technology from GMU. As of September 30, 2022 and 2021, the Company has accrued royalty fees of $2,443 and $1,591, respectively, reflected in the accompanying balance sheet in accrued liabilities.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

NIH License Agreement

In March 2018, the Company entered into two license agreements (“NIH License Agreements”) with the National Institutes of Health (“NIH”) which grants the Company an exclusive and a nonexclusive United States license for certain patents. Pursuant to the NIH License Agreements, the Company is required to make an annual payment of $1,000 to the NIH as well as pay the NIH a royalty equal to the net sales multiplied by three percent (3.0%) every June 30th and December 31st. Commencing on January 1st of the year following the year of the first commercial sale, the Company is subject to a non-refundable minimum annual royalty of $5,000. In addition, a sublicense royalty equal to the net revenue multiplied by ten percent (10%) will be payable upon sublicensing. As of September 30, 2022 and 2021, the Company has accrued royalty fees of $0 and $24,830, respectively, reflected in the accompanying balance sheet in accrued liabilities.

Lease

In December 2019, the Company entered into a lease agreement for its corporate and laboratory facility in Golden, Colorado. The lease is for a period of 61 months, with an option to extend, commencing in February 2020 and expiring in February 2025 (see Note 8).

On June 10, 2021, the Company entered into an amendment to its existing Warehouse Lease (“Lease Amendment”), effective October 3, 2021, for its laboratory facility in Golden, CO (see Note 8). The Lease Amendment provided for: (i) an extension to the term of the original lease to five years following the completion of the Company’s improvements to the Expansion Premises (defined below); (ii) an expansion of the premises to include the premises located at Unit 404, Building F, 15000 West 6th Avenue, Golden, Colorado 80401, consisting of approximately 4,734 rentable square feet (the “Expansion Premises”); (iii) an annual base rent modification; (iv) an increase to the security deposit; (v) tenant improvement allowance; (vi) additional parking and; (vii) two renewal options, each for five year terms, for a total of ten years.

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

Other Contingencies

Pursuant to ASC 450-20 – Loss Contingencies, liabilities for contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of September 30, 2022 and 2021, the Company has recorded a contingent liability of $78,440 and $71,240, respectively, resulting from certain liabilities of Avant prior to the asset sale and recapitalization transaction (see Note 1). The contingent liabilities consisted of two notes payables with a total outstanding principal balance of $40,000 as of September 30, 2022 and 2021 and accrued interest payable of $38,440 and $31,240 as of September 30, 2022 and 2021, respectively.

Legal Action

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

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

On August 16, 2022, Erika Singleton filed a complaint against the Company in the Eighth Judicial District Court, Clark County, Nevada, Case No. A-22-857038-C. Plaintiff alleges that the Company did not provide her with physical stock certificates for 200,000 shares of common stock Plaintiff purchased for $2,000 in 2017. Based on these and other allegations, Plaintiff asserts claims against the Company for breach of contract, violation of Florida securities law, fraud, and unjust enrichment. After recently resolving issues related to service, the Company is currently set to file its responsive pleading on or before January 6, 2023.

NOTE 12 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets on September 30, 2022 and 2021 consist of net operating loss carry-forwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the fiscal years ended September 30, 2022 and 2021 are as follow:

	Years Ended September 30,
	2022	2021
Income tax benefit at U.S. statutory rate of 21%	$(2,675,812)	$(1,149,047)
Income tax benefit – state	(589,953)	(253,337)
Non-deductible expenses	1,543,675	(52,467)
Change in valuation allowance	1,722,090	1,454,851
Total provision for income tax	$—	$—

The Company’s approximate net deferred tax asset as of September 30, 2022 and 2021 was as follow:

	Years Ended September 30,
	2022	2021
Net operating loss carry-forwards	$12,967,136	$11,245,046
Total deferred tax asset	12,967,136	11,245,046
Less: valuation allowance	(12,967,136)	(11,245,046)
Net deferred tax asset	$—	$—

The gross operating loss carry forward available to the Company was $50,593,585 on September 30, 2022. The Company provided a full valuation allowance equal to the net deferred income tax asset as of September 30, 2022 and 2021 because it was not known whether future taxable income will be sufficient to utilize the loss carry-forwards. Additionally, the future utilization of the net operating loss carry-forwards to offset future taxable income is subject to annual limitations as a result of ownership or business changes that occurred prior to fiscal year 2022 and may occur in the future. The Company has not conducted a study to determine the limitations on the utilization of these net operating loss carry-forwards.

The increase in the valuation allowance was $1,722,090 in fiscal year 2022 and total net tax effected loss carry-forwards on September 30, 2022 was $12,967,136. The potential tax benefit arising from the loss carry-forward of approximately $8,050,201 accumulated through September 30, 2017, will expire in 2037. The potential tax benefit arising from the net operating loss carry-forward of $4,916,935 occurred after the effective date of the current tax act and can be carried forward indefinitely within the annual usage limitations.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

NOTE 13 – SUBSEQUENT EVENTS

Private Placement Offering

On November 29, 2022, the Company consummated the initial closing (the “Initial Closing”) of a private placement offering (the “Offering”) pursuant to the terms and conditions of that certain Securities Purchase Agreement, dated as of November 29, 2022 (the “Purchase Agreement”), by and among the Company, certain accredited investors (the “Purchasers”) and Cavalry Fund I Management LLC, a Delaware limited liability company, in its capacity as collateral agent (the “Collateral Agent”). At the Initial Closing, the Company sold the Purchasers (i) 10% Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) in an aggregate principal amount of $3,355,000 and (ii) warrants (the “Warrants” and together with the Debentures, the “Underlying Securities”) to purchase up to 958,571,426 shares of common stock of the Company (the “Common Stock”), subject to adjustments provided by the Warrants, which represents 100% warrant coverage. The Company received a total of $2,639,000 in net proceeds at the Initial Offering, net of the Original Issue Discount of $305,000, commissions of $305,000 and other offering costs of $106,000. The company also incurred offering costs of $27,270 which were reflected as deferred offering costs as of September 30, 2022. In November 2022, additional offering costs of $32,000 were incurred.

The Company may hold one or more subsequent closings at any time prior to December 31, 2022, unless otherwise extended, to sell additional Underlying Securities in an aggregate principal amount up to $6,600,000, which may be adjusted upward to mean an aggregate principal amount of $8,000,000 upon written consent of the Company and the Placement Agent (as defined below).

The Purchase Agreement contains customary representations, warranties, and covenants of the Company, including, among other things and subject to certain exceptions, covenants that restrict the ability of the Company without the prior written consent of the Debenture holders, to incur additional indebtedness, and repay outstanding indebtedness, create or permit liens on assets, redeem its Common Stock, settle outstanding litigation, or enter into transactions with affiliates.

In connection with the Initial Closing, the Company and Joseph Gunnar & Co. LLC, a U.S. registered broker-dealer (“Gunnar”), entered into a placement agency agreement (the “Placement Agency Agreement”), pursuant to which Gunnar agreed to act as the placement agent for the Offering (the “Placement Agent”). Pursuant to the terms of the Placement Agency Agreement, the Company agreed to (i) pay Gunnar a cash placement fee of 10% of the gross cash proceeds raised in the Offering, and (ii) issue to Gunnar warrants (the “PA Warrants”) on the terms identical to the Warrants sold in the Offering in an amount equal to 10% of the Underlying Securities sold to investors.

As a result of the foregoing, the Company paid Gunnar an aggregate commission of $305,000 in connection with the Initial Closing. The Company also paid $50,000 in fees to Gunnar’s legal counsel and paid Gunnar a financial advisory fee of $50,000. In addition, Gunner received 124,489,795 warrants.

Each investor in any subsequent closing will be required to represent that, at the time of the applicable closing, it is an accredited investor as defined in Rule 501(a) under the Securities Act of 1933, as amended (the “Securities Act”) and that there was no general solicitation or advertising in connection with the Offering.

Debentures

The Debentures mature on November 29, 2023, subject to a three-month extension at the sole discretion of the Company. The Debentures bear interest at 10% per annum payable upon conversion or maturity. The Debentures are convertible into shares of Common Stock at any time after the maturity date and prior to Mandatory Conversion (as defined below) at the conversion price equal to the lesser of: (i) $0.003 per share and (ii) 70% of the average of the VWAP (as defined in the Debentures) (or 50% of the average of such VWAP if an event of default has occurred and has not been cured) of the Common Stock during the ten Trading Day (as defined in the Debentures) period immediately prior to the applicable conversion date. The Debentures are subject to mandatory conversion (“Mandatory Conversion”) in the event the Company closes a registered public offering of its Common Stock and receives gross proceeds of not less than $5,000,000, with such offering resulting in the listing for trading of the Common Stock on a national exchange (“Qualified Offering”). The conversion price per share of Common Stock in the case of a Mandatory Conversion shall be the lesser of (i) $0.003 per share and (ii) 70% of the offering price per share in the Qualified Offering (the “Qualified Offering Price”). Alternatively, upon a Mandatory Conversion, the holders of the Debentures may elect to exchange their Debentures for newly issued convertible preferred securities at a price per share equal to the Qualified Offering Price or the five-day VWAP of the Common Stock prior to the date that is 181 days after the closing of the Qualified Offering.

Notwithstanding the preceding, holders of Debentures shall have the right to require satisfaction of up to 40% of all amounts outstanding under the Debentures, in cash, at the time of a Qualified Financing. The Debentures also contain certain price protection provisions providing for adjustment of the number of shares of Common Stock issuable upon conversion of the Debentures in case of certain future dilutive events or stock-splits and dividends.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

Warrants

The Warrants are exercisable for five years and six months from the earlier of the maturity date of the Debentures and the closing of the Qualified Financing, at an exercise price equal to (i) in the event that a Qualified Offering is consummated prior to the exercise of the Warrant, the price per share at which the Qualified Offering is made (“Qualified Offering Price”), or (ii) in the event that no Qualified Offering has been consummated, the lower of: (A) $0.003 per share and (B) an amount equal to 70% of the average of the VWAP (or 50% of the average of the VWAP if an event of default has occurred and has not been cured) for the Common Stock over the ten Trading Days preceding the date of the delivery of the applicable exercise notice. If there is no effective registration statement covering the resale of the shares underlying the Warrants within 180 days following the closing of the Qualified Offering: (i) exercise may be via cashless exercise, and (ii) 5% additional Warrants will be issued by the Company to the holders for any portion of each month without such effective registration statement.

The Warrants contain certain price protection provisions providing for adjustment of the amount of securities issuable upon exercise of the Warrants in case of certain future dilutive events or stock-splits and dividends.

Security Agreement and Exchanges

The Company’s obligations under the Purchase Agreement, the Debentures and the Exchanged Debentures (defined below) are secured by a first priority lien on all of the assets of the Company pursuant to that certain Security Agreement, dated November 29, 2022 (the “Security Agreement”) by and among the Company, the Purchasers and the Collateral Agent. To incentivize the existing convertible noteholders and holders of convertible preferred stock to convert their Existing Securities (see Note 7 and Note 10), the Company issued a new convertible note for $200,000 to an existing investor for the settlement of claims in October 2022 and then increased the principal amount and accrued interest payable on convertible notes and the stated value and accrued dividends payable on convertible preferred stock by 15%. Accordingly, in connection with this Offering, holders of existing convertible notes and the related accrued interest payable aggregating $7,119,125 was increased to $8,186,994 and a portion of shares of a convertible Series C-1, and all shares of Series C-2 Series E and Series F preferred stock of the Company with an aggregate stated value and accrued dividends payable of $8,068,915 was decreased to $5,425,911, and the holder of the convertible notes and preferred stockholders (the “Existing Securities”) agreed pursuant to an agreement with the Company to convert the Existing Securities into an aggregate of approximately $13.6 million of debentures (“Exchanged Debentures”) and warrants (representing 100% coverage of their original investment amount). Such Exchanged Debentures have the same terms as the Debentures described above, except that the holders are only entitled to repayment in cash of up to 10% of their outstanding amounts upon a Qualified Financing. Upon the closing of the Offering, only 141.5033 C-1 convertible preferred shares remained outstanding. All the other convertible preferred shares were converted into convertible debentures during the Offering.

In connection with the issuance of the Underlying Securities discussed above, the Company determined that the terms of the Debentures and Warrants contain an embedded conversion option to be accounted for as derivative liabilities due to the holder having the potential to gain value upon conversion and provisions which includes events not within the control of the Company. In accordance with ASC 815-40 -Derivatives and Hedging - Contracts in an Entity’s Own Stock, the embedded conversion option contained in the Debentures and the Warrants shall be accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options will be determined using the Binomial Lattice valuation model. At the end of each period and on Debenture conversion date or repayment, the Company revalues the derivative liabilities resulting from the embedded option.

Employment Agreement

On December 5, 2022, the Company appointed Faith Zaslavsky, age 48, as President and Chief Operating Officer of the Company, effective December 5, 2022 (the “Effective Date”). In connection with her appointment, on December 5, 2022, the Company and Ms. Zaslavsky entered into an offer letter (the “Offer Letter”) which provides that Ms. Zaslavsky’s base salary will be $400,000 per year, and that beginning in calendar year 2023 she will be eligible to receive an annual incentive cash bonus of up to 35% of base salary at the discretion of the Board for the achievement of certain milestones to be agreed upon by Ms. Zaslavsky and the Company within 90 days of the Effective Date. Upon the Company’s creation of a new equity incentive plan or an increase in the number of shares available under the Company’s existing equity incentive plan, Ms. Zaslavsky will be granted 150,000,000 employee stock options vesting at 20% annually, beginning on the Effective Date. The employee stock options will have a strike price equal to the closing price of the Company’s common stock on the day that the Board approves Ms. Zaslavsky’s stock option package. Ms. Zaslavsky is eligible to participate in the benefit plans and programs generally available to the Company’s employees. Ms. Zaslavsky will also be entitled to reimbursement of reasonable business expenses incurred or paid by her in the performance of her duties and responsibilities for the Company, subject to any restrictions set by the Company from time to time and to such reasonable substantiation and documentation as may be specified by the Company from time to time. Ms. Zaslavsky’s employment with the Company is “at-will”, and either party can terminate the employment relationship at any time, for or without cause, with or without notice. The Offer Letter also contains standard restrictive covenants prohibiting Ms. Zaslavsky from engaging in competition with the Company within the United States during her employment and for a period of 24 months following the termination of her employment with the Company.

CFO Bonus Compensation Plan

On December 6, 2022, the Board approved a bonus compensation plan pursuant to which Thomas E. Chilcott, III, the Company’s Chief Financial Officer, will be eligible for: (i) a $150,000 bonus payable upon the successful filing of the Company’s report on Form 10-K for the annual period ended September 30, 2022 (the “Annual Report”) on or before December 29, 2022; or (ii) a $100,000 bonus payable upon the successful filing of the Company’s Annual Report on or before January 13, 2023 (collectively, the “Bonus”).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERALINK TECHNOLOGIES, INC.

Dated: December 29, 2022	By:	/s/ Mick Ruxin, M.D.
Mick Ruxin, M.D.
Chief Executive Officer

Dated: December 29, 2022	By:	/s/ Thomas E. Chilcott, III
Thomas E. Chilcott, III
Chief Financial Officer, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mick Ruxin, M.D.	Chief Executive Officer, President and Director	December 29, 2022
Mick Ruxin, M.D.	(Principal executive officer)

/s/ Thomas E. Chilcott, III	Chief Financial Officer, Treasurer and Secretary (Principal	December 29, 2022
Thomas E. Chilcott, III	Financial Officer and Principal Accounting Officer)

/s/ Jeffrey Busch	Chairman of the Board of Directors	December 29, 2022
Jeffrey Busch

/s/ Yvonne C. Fors	Director	December 29, 2022
Yvonne C. Fors

/s/ Andrew Kucharchuk	Director	December 29, 2022
Andrew Kucharchuk

/s/ Matthew Schwartz	Director	December 29, 2022
Matthew Schwartz

/s/ Danica Holly	Director	December 29, 2022
Danica Holly

57