Form 10-Q
period 2022-12-31
THERALINK TECHNOLOGIES, INC.
filed 2023-02-21
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2022

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

The registrant had 6,151,499,919 shares of its common stock, $0.0001 par value per share, outstanding as of February 21, 2023.

THERALINK TECHNOLOGIES, INC.

FORM 10-Q

DECEMBER 31, 2022

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

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed on December 29, 2022 with the Securities and Exchange Commission (“SEC”), particularly in the ‘Risk Factors” section of such reports, that could cause results or events to differ materially from the forward-looking statements that we make herein. Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement should be relied upon. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. Forward-looking statements apply only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as otherwise required by applicable law.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THERALINK TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,	September 30,
	2022	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,130,902	$393,460
Accounts receivable, net	48,295	32,125
Prepaid expenses and other current assets	197,723	217,699
Marketable securities	1,700	3,700

Total Current Assets	1,378,620	646,984

OTHER ASSETS:
Property and equipment, net	655,220	686,127
Finance right-of-use assets, net	53,362	64,954
Operating right-of-use asset, net	1,142,419	1,154,861
Deferred offering costs	-	27,270
Security deposits	18,715	18,715

Total Assets	$3,248,336	$2,598,911

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$675,358	$730,923
Accounts payable - related parties	6,000	16,223
Accrued liabilities	156,925	268,021
Accrued liabilities - related parties	82,043	76,927
Accrued compensation	561,472	383,295
Accrued director compensation	207,500	192,500
Contract liabilities	177,050	156,550
Convertible notes, net of discount	676,584	-
Convertible notes - related parties, net of discount	771,444	1,000,000
Notes payable - related party	350,000	350,000
Notes payable - current	1,000	1,000
Financing lease liability - current	52,037	53,995
Operating lease liability - current	26,960	25,551
Insurance payable	86,497	122,295
Derivative liabilities	42,466,252	-
Contingent liabilities	80,240	78,440

Total Current Liabilities	46,377,362	3,455,720

LONG-TERM LIABILITIES:
Financing lease liability	23,469	34,390
Operating lease liability	1,150,424	1,157,761
Convertible notes - related parties net of discount, net of current portion	-	1,305,814
Convertible notes, net of discount	-	446,281

Total Liabilities	47,551,255	6,399,966

Commitments and Contingencies (Note 10)

Series E preferred stock; $0.0001 par value; 2,000 shares designated; nil and 1,000 issued and outstanding at December 31, 2022 and September 30, 2022, respectively; liquidation value of $0 and $2,040,329 at December 31, 2022 and September 30, 2022, respectively	-	2,000,000

Series F preferred stock; $0.0001 par value; 2,000 shares designated; nil and 500 issued and outstanding at December 31, 2022 and September 30, 2022; liquidation value of $0 and $1,020,164 at December 31, 2022 and September 30, 2022, respectively	-	1,000,000

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value; 26,667 authorized;
Series A Preferred stock: $0.0001 par value; 1,333 shares designated; 667 issued and outstanding at December 31, 2022 and September 30, 2022	-	-
Series C-1 Preferred stock: $0.0001 par value; 3,000 shares designated; 141 and 1,043 issued and outstanding at December 31, 2022 and September 30, 2022, respectively	-	-
Series C-2 Preferred stock: $0.0001 par value; 6,000 shares designated; nil and 3,037 issued and outstanding at December 31, 2022 and September 30, 2022, respectively	-	-
Series D-1 Preferred stock: $0.0001 par value; 1,000 shares designated; nil issued and outstanding at December 31, 2022 and September 30, 2022	-	-
Series D-2 Preferred stock: $0.0001 par value; 4,360 shares designated; nil issued and outstanding at December 31, 2022 and September 30, 2022	-	-
Common stock: $0.0001 par value, 100,000,000,000 shares authorized; 6,151,499,919 and 6,151,499,919 issued and outstanding at December 31, 2022 and September 30, 2022, respectively	615,150	615,150
Additional paid-in capital	54,385,547	55,391,612
Accumulated deficit	(99,303,616)	(62,807,817)

Total Stockholders’ Deficit	(44,302,919)	(6,801,055)

Total Liabilities and Stockholders’ Deficit	$3,248,336	$2,598,911

See accompanying condensed notes to unaudited financial statements.

THERALINK TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,
	2022	2021

REVENUES, NET	$55,295	$78,975

COST OF REVENUE	10,818	43,565

GROSS PROFIT	44,477	35,410

OPERATING EXPENSES:
Professional fees	387,438	217,823
Compensation expense	1,752,699	625,855
Licensing fees	31,637	36,092
General and administrative expenses	448,493	537,656

Total Operating Expenses	2,620,267	1,417,426

LOSS FROM OPERATIONS	(2,575,790)	(1,382,016)

OTHER (EXPENSES) INCOME:
Interest expense, net	(1,847,035)	(135,651)
Loss on debt extinguishment, net	(5,434,447)	-
Unrealized (loss) gain on marketable securities	(2,000)	5,400
Settlement expense	(200,000)	-
Derivative expense	(26,397,075)	-

Total Other Expenses, net	(33,880,557)	(130,251)

NET LOSS	(36,456,347)	(1,512,267)

Series E preferred stock dividend	(26,301)	(40,329)
Series F preferred stock dividend	(13,151)	(20,164)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(36,495,799)	$(1,572,760)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic and Diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	6,151,499,846	5,555,474,165

See accompanying condensed notes to unaudited financial statements.

THERALINK TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Unaudited)

	Preferred Stock				Common Stock
	Series A # of Shares	Series C-1 # of Shares	Series C-2 # of Shares	Amount	# of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance on September 30, 2022	667	1,043	3,037	$-	6,151,499,919	$615,150	$55,391,612	$(62,807,817)	$(6,801,055)

Accretion of stock option expense	-	-	-	-	-	-	612,173	-	612,173

Exchange of preferred stock to convertible debt	-	(902)	(3,037)	-	-	-	(1,618,238)	-	(1,618,238)

Series E preferred stock dividend	-	-	-	-	-	-	-	(26,301)	(26,301)

Series F preferred stock dividend	-	-	-	-	-	-	-	(13,151)	(13,151)

Net loss	-	-	-	-	-	-	-	(36,456,347)	(36,456,347)

Balance on December 31, 2022	667	141	-	$-	6,151,499,919	$615,150	$54,385,547	$(99,303,616)	$(44,302,919)

	Preferred Stock				Common Stock
	Series A # of Shares	Series C-1 # of Shares	Series C-2 # of Shares	Amount	# of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance at September 30, 2021	667	2,966	4,917	$-	5,124,164,690	$512,416	$44,368,077	$(49,825,855)	$(4,945,362)

Relative fair value of warrant issued in connection with convertible notes - related party recorded as debt discount	-	-	-	-	-	-	661,088	-	661,088

Relative fair value of warrant issued in connection with convertible notes recorded as debt discount	-	-	-	-	-	-	991,120	-	991,120

Series E preferred stock dividend	-	-	-	-	-	-	-	(40,329)	(40,329)

Series F preferred stock dividend	-	-	-	-	-	-	-	(20,164)	(20,164)

Correction for rounding error	-	-	-	-	(1,436)	-	-	-	-

Net loss	-	-	-	-	-	-	-	(1,512,267)	(1,512,267)

Balance on December 31, 2021	667	2,966	4,917	$-	5,124,163,254	$512,416	$46,020,285	$(51,398,615)	$(4,865,914)

See accompanying condensed notes to unaudited financial statements.

THERALINK TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,456,347)	$(1,512,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment and finance ROU assets	50,479	47,557
Non-cash lease cost	6,514	7,379
Accretion of stock option expense	612,173	-
Amortization of debt discount	1,602,646	92,019
Loss on debt extinguishment	5,434,447	-
Unrealized loss (gain) on marketable securities	2,000	(5,400)
Non-cash settlement expense	200,000	-
Derivative expense	26,397,075	-
Gain on modification of operating lease	-	(8,229)
Change in operating assets and liabilities:
Accounts receivable	(16,170)	(49,725)
Prepaid expenses and other current assets	19,976	(25,318)
Laboratory supplies	-	49,356
Accounts payable	(65,788)	(139,398)
Accrued liabilities and other liabilities	416,146	28,484
Contract liabilities	20,500	20,750

NET CASH USED IN OPERATING ACTIVITIES	(1,776,349)	(1,494,792)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,980)	-

NET CASH USED IN INVESTING ACTIVITIES	(7,980)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt - related parties, net	536,562	667,000
Proceeds from convertible debt, net	2,118,088	1,000,000
Proceeds of notes payable - related parties	-	150,000
Repayment of convertible notes payable	-	(150,000)
Repayment of convertible notes payable - related parties	(120,000)	-
Repayment of financed lease	(12,879)	(11,389)
Payments for preferred stock dividends	-	(59,988)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,521,771	1,595,623

NET CHANGE IN CASH	737,442	100,831

CASH, beginning of the period	393,460	314,151

CASH, end of the period	$1,130,902	$414,982

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,574	$21,228
Income taxes	$-	$-

Non-cash investing and financing activities:
Series E preferred stock dividend	$26,301	$40,329
Series F preferred stock dividend	$13,151	$20,164
Initial amount of operating ROU asset and related liability	$-	$1,212,708
Relative fair value of warrant issued in connection with convertible notes - related party recorded as debt discount	$-	$661,088
Relative fair value of warrant issued in connection with convertible notes recorded as debt discount	$-	$991,120
Initial fair value of derivative liabilities recorded as debt discount - related parties	$8,837,284	$-
Initial fair value of derivative liabilities recorded as debt discount	$7,231,893	$-
Initial amount of financing lease payables	$-	$231,841
Exchange of preferred stock and accrued dividends for convertible debt - related parties	$3,099,945	$-
Exchange of preferred stock for convertible debt	$1,618,238	$-
Exchange of accrued interest payable for convertible debt - related parties	$129,079	$-
Exchange of accrued interest payable for convertible debt	$173,375	$-

See accompanying condensed notes to unaudited financial statements.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

On July 11, 2021, the Company’s wholly-owned subsidiary, OncBioMune, LLC, was administratively dissolved by the Louisiana Secretary of State for failing to meet its filing requirements and pay the associated fees.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information, which present the unaudited financial statements of the Company as of December 31, 2022. The interim unaudited financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the September 30, 2022 audited financial statements on Form 10-K filed on December 29, 2022. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments and non-recurring adjustments) have been made for the fair presentation of the unaudited financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the year ending September 30, 2023.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

Going Concern

These unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had net loss and net cash used in operations of $36,456,347 and $1,776,349, respectively, for the three months ended December 31, 2022. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $99,303,616, $44,302,919 and $44,998,742 on December 31, 2022. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Although the Company has historically raised capital from sales of equity and the issuance of promissory notes, convertible notes and convertible debentures, there is no assurance that it will be able to continue to do so. If the Company is unable to raise additional capital or secure additional lending in the near future, management expects that the Company will need to curtail or cease operations. These financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the periods ended December 31, 2022 and 2021 include, but are not necessarily limited to, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of right-of-use ROU assets and lease liabilities, assumptions used in assessing impairment of long-lived assets, allowances for accounts receivable, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of derivative liabilities, and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on the disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

The carrying amounts reported in the balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, contract liabilities, and accrued compensation approximate their fair market value based on the short-term maturity of these instruments.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt (see Note 6) and were as follows on December 31, 2022 and September 30, 2022:

	December 31, 2022			September 30, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	$—	$—	$42,466,252	$—	$—	$—

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Three Months Ended December 31,
	2022	2021
Balance at beginning of period	$-	$-
Initial valuation of derivative liabilities included in debt discount	16,069,178	-
Initial valuation of derivative liabilities included in derivative expense	25,891,917	-
Change in fair value included in derivative expense	505,158	-
Balance at end of period	$42,466,252	$-

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding equity instruments.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s investment policy is to preserve principal and maintain liquidity. The Company periodically monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Prepaid Assets

Prepaid assets are carried at amortized cost. Significant prepaid assets as of December 31, 2022 and September 30, 2022 include, but are not necessarily limited to, prepaid insurance, prepaid consulting fees, prepaid equipment maintenance fees and retainers for professional services.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award be based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under the FASB’s Accounting Standards Update (“ASU”) 2016-09 Improvements to Employee Share-Based Payment.

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

The Company provides research and development support to biopharmaceutical companies to assist their drug development programs. In January 2021, the Company began performing tumor profiling to support clinical patient therapeutic intervention. The services provided by the Company are performance obligations under services contracts. These contracts are completed over time and may lead to deferred revenue for services not completed at the end of a period which is reflected as contract liabilities on the accompanying balance sheet. The Company may include, in accounts receivable, amounts billed to customers in advance of services being initiated or completed. If the Company has a right to such consideration that is unconditional such as for contractually allowed billings under non-cancellable contracts, such amounts billed in advance would be offset by a contract liability. Management reviews the completion status of all jobs monthly to determine the appropriate amount of revenue to recognize. The Company offers these services to biopharmaceutical companies and to private individuals. The Company uses various output methods to recognize revenues. The revenue recognized from services provided to private individuals during the three months ended December 31, 2022 and 2021 were minimal and therefore were not disaggregated for disclosure purposes.

Contract Liabilities

Contract liabilities are cash deposits received from customers and advance billing included in accounts receivable on uncompleted contracts for which revenues have not been recognized as of the balance sheet date.

For the three months ended December 31, 2022 and 2021, contract liabilities activity is as follows:

	December 31, 2022	December 31, 2021
Contract liabilities beginning balance	$156,550	$135,150
Billings and cash receipts on uncompleted contracts	24,000	43,000
Less: revenues recognized during the period	(3,500)	(22,250)
Total contract liabilities	$177,050	$155,900

During the three months ended December 31, 2022, the Company recognized $3,500 of the contract liabilities into revenue, of which $3,500 was related to the uncompleted contracts from the prior period.

Cost of Revenue

The cost of revenue consists of the cost of labor, supplies and materials.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Research and Development

In fiscal 2022, the Company joined and made an investment in an investigator-initiated study. As part of that investment, the Company obtained rights/access to various retrospective biobank clinical samples for research and product development purposes. In addition, the Company received active patient clinical samples for the following disease sites: ovarian, endometrial, and head & neck cancers. These samples were tested to provide RUO (Research Use Only) results reports for research and product validation efforts. The transaction term is for 5-years, starting in September 2021. During the three months ended December 31, 2022 and 2021, the Company had spent $50,000 and $25,000 on this research and development project, which is included in general and administrative expenses on the accompanying unaudited statements of operations.

Derivative Liabilities

The Company has certain financial instruments that are embedded derivatives associated with capital raises. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10 - Derivative and Hedging - Contract in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment, or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment.

Concentrations

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions that at times may exceed the federally insured limit of $250,000. As of December 31, 2022 and September 30, 2022, the cash balances were in excess of the FDIC insured limit by $898,012 and $186,466, respectively. The Company has not experienced any losses in such accounts through December 31, 2022.

Concentration of Revenues

For the three months ended December 31, 2022, the Company generated total revenue of $55,295 of which 72% was from one of the Company’s customers. During the three months ended December 31, 2021, the Company generated total revenue of $78,975 of which 56% and 35% were from two of the Company’s customers.

Concentration of Accounts Receivable

As of December 31, 2022, the Company had net accounts receivable of $48,295 of which 82% was from one of the Company’s customers. As of September 30, 2022, the Company had net accounts receivable of $32,125 of which 59% and 41% were from two of the Company’s customers, respectively.

Concentration of Contract Liabilities

As of December 31, 2022, the Company had deferred revenue reflected as contract liabilities of $177,050 of which 73% and 21% were from two of the Company’s customers. As of September 30, 2022, the Company had deferred revenue reflected as contract liabilities of $156,550 of which 65% and 24% were from two of the Company’s customers.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

Concentration of Vendors

Historically, the Company relied on one vendor to perform the Company’s patient reporting and contract research (formerly called sample analysis) which is an integral part of the Company’s operation and revenue stream. Any disruption in this service could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company discontinued using this vendor in June 2022 as the patient reporting function has been moved in-house.

During the three months ended December 31, 2022 and 2021, the Company incurred $0 and $113,295, respectively, or 100%, of its patient reporting and contract research (formerly called sample analysis) expense from one vendor.

Basic and Diluted Loss Per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes, conversion of preferred stock, and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of December 31, 2022 and 2021 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	December 31,
	2022	2021
Stock warrants	6,862,673,594	1,075,563,017
Stock options	1,901,410,519	-
Series C-1 preferred stock	212,431	445,301,289
Series C-2 preferred stock	-	733,542,619
Series E preferred stock	-	638,977,636
Series F preferred stock	-	319,488,818
Convertible notes	8,765,180,181	780,807,641
	17,529,476,725	3,993,681,020

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2022 and 2021, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2022 and 2021.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

Leases

The Company accounts for its leases using the method prescribed by ASC 842 – Lease Accounting. The Company assess whether a contract is, or contains, a lease at the inception of the contract which is based on (i) whether the contract involves the use of a distinct identified asset, (ii) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether the Company has the right to direct the use of the asset. The Company allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize ROU assets and lease liabilities for short-term leases that have a term of 12 months or less.

Operating and financing lease ROU assets represent the right to use the leased asset for the lease term. Operating and financing lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at the commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the unaudited statements of operations.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – MARKETABLE SECURITIES

During the fiscal year ended 2017, the Company acquired 1,000,000 shares of common stock of Amarantus BioScience Holdings, Inc. (“AMBS”) with a fair value of $40,980. The AMBS common stock is recorded as marketable securities in the accompanying balance sheets. Its fair value is adjusted every reporting period and the change in fair value is recorded in the statements of operations as unrealized gain or (loss) on marketable securities. During the three months ended December 31, 2022 and 2021, the Company recorded $(2,000) and $5,400 of unrealized (loss) gain on marketable securities, respectively. As of December 31, 2022 and September 30, 2022, the fair value of these shares was $1,700 and $3,700, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

On December 31, 2022 and September 30, 2022, accounts receivable consisted of the following:

	December 31, 2022	September 30, 2022
Accounts receivable	$52,127	$35,957
Less: allowance for doubtful accounts	(3,832)	(3,832)
Accounts receivable, net	$48,295	$32,125

For the three months ended December 31, 2022 and 2021, bad debt expense amounted to $0.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Once placed in service, they are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease terms. Property and equipment consist of the following:

	Estimated Useful Life in Years	December 31, 2022	September 30, 2022
Laboratory equipment	5	$597,059	$597,059
Furniture	5	24,567	24,567
Leasehold improvements	5	353,826	353,826
Computer equipment	3	76,470	68,490
		1,051,922	1,043,942
Less accumulated depreciation		(396,702)	(357,815)
Property and equipment, net		$655,220	$686,127

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

For the three months ended December 31, 2022 and 2021, depreciation expense related to property and equipment amounted to $38,887 and $35,965, respectively.

Leased equipment was not included in the table above as it was accounted for in accordance with ASU 842 – Leases. These leases are discussed in Note 7 under financing lease right-of-use (“ROU”) assets and financing lease liabilities.

NOTE 6 – DEBT

On December 31, 2022 and September 30, 2022, convertible notes payable (third parties and related parties) consisted of the following:

	December 31, 2022	September 30, 2022
Principal amount	$7,941,605	$2,475,000
Less: debt discount	(7,265,021)	(2,028,719)
Convertible notes payable, net	676,584	446,281
Less: current portion of convertible notes payable - related parties	(676,584)	-
Convertible notes payable, net – long-term	$-	$446,281

Principal amount – related parties	$8,975,192	$4,150,000
Less: debt discount – related parties	(8,203,748)	(1,844,186)
Convertible notes payable - related parties, net	771,444	2,305,814
Less: current portion of convertible notes payable - related parties	(771,444)	(1,000,000)
Convertible notes payable - related parties, net – long-term	$-	$1,305,814

Total convertible notes payable, net	$1,448,028	$2,752,095

Convertible Debt – Related Parties

On May 12, 2021, the Company entered into a Securities Purchase Agreement (“May 2021 SPA”) with a related party, who is an affiliate stockholder (“May 2021 Investor”) to purchase a convertible note (“May 2021 Note”) and accompanying 63,897,764 warrants (“May 2021 Warrants”) for an aggregate investment amount of $1,000,000 (see Note 8). The May 2021 Note had a principal value of $1,000,000 and bore an interest rate of 8% per annum and was to mature on May 12, 2026. The Company received the proceeds in three tranches with the first tranche of $333,334 received in May 2021, the second tranche of $333,333 received in June 2021 and the third tranche of $333,333 received in July 2021. The May 2021 Note was convertible at any time into shares of the Company’s common stock at a conversion price equal to $0.00313 per share for any amount of principal and accrued interest remaining outstanding (subject to adjustment). The May 2021 Note and May 2021 Warrants included a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the May 2021 Note and May 2021 Warrants. As of September 30, 2022, the May 2021 Note had an outstanding principal balance of $1,000,000 and accrued interest of $20,164 and is included in the accompanying balance sheet at $267,521 as a long-term convertible note payable – related party, net of discount in the amount of $732,479 (see Note 8). The May 2021 Warrants had an exercise price of $0.00313 per share (subject to adjustment) until May 12, 2026 and was exercisable for cash at any time. The May 2021 Warrants were valued at $984,200 using the relative fair value method which was recorded as a debt discount which was being amortized over the life of the May 2021 Note. In addition, the May 2021 Note had a beneficial conversion feature (“BCF”) in the amount of $15,800 which was recorded as a debt discount which was being amortized over the life of the May 2021 Note. The debt discount totaled $1,000,000 which was being amortized over the life of the May 2021 Notes. On November 29, 2022, the May 2021 Note was exchanged for a new convertible debenture (see below).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

On November 1, 2021, the Company entered into a Securities Purchase Agreement (“First November 2021 SPA”) with a related party, who is an affiliate stockholder (“First November 2021 Investor”), to purchase three convertible notes (collectively as “First November 2021 Notes”) and three accompanying warrants (collectively as “First November 2021 Warrants”), for an aggregate investment amount of $1,000,000. The first note issued on November 1, 2021, had a principal balance of $334,000 and accompanying warrants to purchase up to 18,251,367 shares of common stock. The second note issued on December 1, 2021, had a principal balance of $333,000 and accompanying warrants to purchase up to 18,196,722 shares of common stock. The third note issued on January 1, 2022, had a principal balance of $333,000 and accompanying warrants to purchase up to 18,196,722 shares of common stock. The Company received $1,000,000 in aggregate proceeds from the First November 2021 Notes. The First November 2021 Notes bore interest rate of 8% per annum and was to mature on November 1, 2026. The First November 2021 Warrants are exercisable at any time and expire on November 1, 2026. The First November 2021 Warrants were initially valued at $990,048 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the First November 2021 Notes. The First November 2021 Notes and First November 2021 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment). The First November 2021 Notes and First November 2021 Warrants included a down-round provision under which the conversion price and exercise price were reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the First November 2021 Notes and First November 2021 Warrants. On January 26, 2022, a notice and request for consent regarding a change in offering terms was sent by the Company to the First November 2021 Investor. Upon the approval of the First November 2021 Investor, the Company modified the terms of the First November 2021 SPA which increased the warrants issuable from 20% to 100% of the common stock issuable upon conversion of the notes purchased. As a result, the First November 2021 Investor received additional cashless-exercisable warrants equal to 80% of the common stock issuable upon conversion of the First November 2021 Notes. The Company issued additional warrants to purchase up to 218,579,234 shares of common stock to the First November 2021 Investor which increased the total relative fair value of all warrants in total by $34,620 recorded as debt discount which is being amortized over the life of the First November 2021 Notes (see Note 8 and 9). The modification of the First November 2021 SPA did not meet the requirements of a debt extinguishment under ASC 470-50 - Debt Modifications and Exchanges; however it represented a substantial modification whereby the First November 2021 Investor received a substantial amount of additional warrants for the same principal amount of investment hence it was accounted for, in substance, as a debt modification ASC 470-50 and no gain or losses was recognized. As of September 30, 2022, the First November 2021 Notes had an outstanding principal of $1,000,000 and accrued interest of $20,164 and are included in the accompanying balance sheet at $140,093 as a long-term convertible note payable – related party, net of discount in the amount of $859,907 (see Note 8) as of September 30, 2022. On November 29, 2022, the First November 2021 Notes were exchanged for a new convertible debenture (see below).

On April 5, 2022, the Company entered into a Securities Purchase Agreement (“First April 2022 SPA”) with a related party, Matthew Schwartz, who is a member of the board of directors (“Investor”), to purchase a convertible note with a principal balance of $100,000 (“First April 2022 Note”) with accompanying warrants to purchase 4,201,681 shares of common stock (“First April 2022 Warrants”). The Company received net proceeds of $100,000 on March 24, 2022. The First April 2022 Warrants were valued at $89,815 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the First April 2022 Note. The First April 2022 Warrants are exercisable at any time and expire on April 1, 2027. The First April 2022 Note bore interest rate of 8% per annum and was to mature on April 1, 2027. The First April 2022 Note and First April 2022 Warrants were convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment). The First April 2022 Note and First April 2022 Warrants included a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the First April 2022 Note and First April 2022 Warrants. For so long as the First April 2022 Warrants remains outstanding and until the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the agreement); (i) if the Company issues warrants to investors in an offering of common stock or of any equity linked security (each a “Subsequent Offering”), and such warrants equal more than 20% warrant coverage, then a number of additional shares will be added to the First April 2022 Warrants such that the First April 2022 Warrants shall equal the same percentage of the warrant coverage offered to the investors in the Subsequent Offering and; (ii) if the Company issues warrants in a Subsequent Offering which may be exercised by means of a cashless exercises, then the First April 2022 Warrants shall be exercisable by the same cashless exercise feature of the warrants issued in the Subsequent Offering. As of September 30, 2022, the First April 2022 Note had an outstanding principal balance of $100,000 and accrued interest of $3,901 and is reflected in the accompanying balance sheet at $18,959 as a long-term convertible note payable – related party, net of discount in the amount of $81,041 (see Note 8) as of September 30, 2022. On November 29, 2022, the First April 2022 Note was exchanged for a new convertible debenture (see below).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

On May 9, 2022, the Company entered into a Securities Purchase Agreement (“May 2022 SPA”) with a related party, who is an affiliate stockholder (“May 2022 Investor”), to purchase four convertible notes for an aggregate investment amount of $1,000,000 (collectively as “May 2022 Notes”) and accompanying warrants to purchase shares of common stock equal to 20% of the number of the total shares of common stock issuable upon the conversion of the May 2022 Notes (collectively as “May 2022 Warrants”). The first note issued on May 9, 2022, had a principal balance of $250,000 and accompanying warrants to purchase up to 10,504,202 shares of common stock. The second note issued on May 24, 2022, had a principal balance of $250,000 and accompanying warrants to purchase up to 10,504,202 shares of common stock. The third note issued on June 10, 2022, had a principal balance of $250,000 and accompanying warrants to purchase up to 10,504,202 shares of common stock. The fourth note issued on July 1, 2022, had a principal balance of $250,000 and accompanying warrants to purchase up to 10,504,202 shares of common stock. The Company received $1,000,000 in aggregate proceeds from the May 2022 Notes. The May 2022 Notes bore an interest rate of 8% per annum and were to mature on April 1, 2027. The May 2022 Warrants are exercisable at any time and expire on April 1, 2027. The May 2022 Warrants were valued at $178,449 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the May 2022 Notes. The May 2022 Notes and May 2022 Warrants were convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment). The May 2022 Notes and May 2022 Warrants included a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the May 2022 Notes and May 2022 Warrants. For so long as the May 2022 Warrants remains outstanding and until the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the agreement); (i) if the Company issues warrants to investors in a Subsequent Offering, and such warrants equal more than 20% warrant coverage, then a number of additional shares will be added to the May 2022 Warrants such that the May 2022 Warrants shall equal the same percentage of the warrant coverage offered to the investors in the Subsequent Offering and; (ii) if the Company issues warrants in a Subsequent Offering which may be exercised by means of a cashless exercises, then the May 2022 Warrants shall be exercisable by the same cashless exercise feature of the warrants issued in the Subsequent Offering. As of September 30, 2022, the May 2022 Notes had an aggregate outstanding principal balance of $1,000,000 and accrued interest of $20,110 and are included in the accompanying balance sheet at $834,803 as a long-term convertible note payable – related party, net of discount in the amount of $165,197 (see Note 8) as of September 30, 2022. On November 29, 2022, the May 2022 Note was exchanged for a new convertible debenture (see below).

On June 15, 2022, the Company entered into a Securities Purchase Agreement (“June 2022 SPA”) with a related party, Danica Holley, who is a member of the board of directors (“Investor”), to purchase a convertible note with principal of $50,000 (“June 2022 Note”) with accompanying warrants to purchase 2,100,840 shares of common stock (“June 2022 Warrants”). The Company received net proceeds of $50,000 on June 15, 2022. The June 2022 Warrants were valued at $5,924 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the June 2022 Note. The June 2022 Warrants are exercisable at any time and expire on April 1, 2027. The June 2022 Note bore interest rate of 8% per annum and was to mature on April 1, 2027. The June 2022 Note and June 2022 Warrants were convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment). The June 2022 Note and June 2022 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the June 2022 Note and June 2022 Warrants. For so long as the June 2022 Warrants remains outstanding and until the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the agreement); (i) if the Company issues warrants to investors in a Subsequent Offering, and such warrants equal more than 20% warrant coverage, then a number of additional shares will be added to the June 2022 Warrants such that the June 2022 Warrants shall equal the same percentage of the warrant coverage offered to the investors in the Subsequent Offering and; (ii) if the Company issues warrants in a Subsequent Offering which may be exercised by means of a cashless exercises, then the June 2022 Warrants shall be exercisable by the same cashless exercise feature of the warrants issued in the Subsequent Offering. As of September 30, 2022, the June 2022 Note had an outstanding principal balance of $50,000 and accrued interest of $1,173. The June 2022 Note are included in the accompanying balance sheet at $44,438 as a long-term convertible note payable – related party, net of discount in the amount of $5,562 (see Note 8) as of September 30, 2022. On November 29, 2022, the June 2022 Note was exchanged for a new convertible debenture (see below).

On July 29, 2022, the Company entered into a Demand Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for a principal balance of $125,000, and on September 2, 2022, the Company entered into a second Demand Promissory Note Agreement with Jeffrey Busch for a principal balance of $150,000 (collectively referred to as the “Busch Notes”). The Busch Notes bore an annual interest rate of 8% and were payable on demand. The outstanding principal and accrued interest on the Busch Notes were contingently convertible, in full, at the option of the lender, into the same security issued by the Company in its next private placement of equity or equity backed securities at any time after the inception date. As of September 30, 2022, the Busch Notes had an outstanding principal balance of $275,000 and accrued interest of $2,683 and are included in the accompanying balance sheet as a short-term convertible note payable – related party. On November 29, 2022, the Busch Notes were exchanged for a new convertible debenture (see below).

On August 11, 2022, the Company entered into a Demand Promissory Note Agreement with a related party, who is an affiliate stockholder, for a principal balance of $375,000. The note bore annual interest rate of 8% and was payable on demand. The outstanding principal and accrued interest of the note was contingently convertible, in full, at the option of the lender, into the same security issued by the Company in its next private placement of equity or equity backed securities at any time after the inception date. As of September 30, 2022, this note had an outstanding principal balance of $375,000 and accrued interest of $4,110 and is included in the accompanying balance sheet as a short-term convertible note payable – related party. On November 29, 2022, this note was exchanged for a new convertible debenture (see below).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

On September 2, 2022, the Company entered into a Demand Promissory Note Agreement with a related party, who is an affiliate stockholder, for a principal balance of $350,000. The note bore an annual interest rate of 8% and was payable on demand. The outstanding principal and accrued interest of the note was contingently convertible, in full, at the option of the lender, into the same security issued by the Company in its next private placement of equity or equity backed securities at any time after the inception date. As of September 30, 2022, this note had an outstanding principal balance of $350,000 and accrued interest of $2,148 and is included in the accompanying balance sheet as a short-term convertible note payable – related party. On November 29, 2022, this note was exchanged for a new convertible debenture (see below).

On November 1, 2022, the Company entered into a Demand Promissory Note Agreements with two related parties, who are affiliate stockholders, for a principal balance of $120,000. The notes bore an annual interest rate of 8% and were payable on demand. The outstanding principal and accrued interest of the notes was contingently convertible, in full, at the option of the lender, into the same security issued by the Company in its next private placement of equity or equity backed securities at any time after the inception date. In December 2022, these short-term loans were repaid.

On November 29, 2022, in connection with the Share Exchange Agreements and New Convertible Debt discussed below, the May 2021 Warrants, First November 2021 Warrants, First April 2022 Warrants, May 2022 Warrants, and June 2022 Warrants, aggregating 385,441,138 warrants, were amended to reduce the exercise price to $0.003 per share. Additionally, 63,897,764 warrants issued in connection with Series F preferred stock were amended to reduce the exercise price to $0.003 per share. In conjunction with the price reduction, the price protection feature for all these warrants was eliminated. All other terms of the warrants remained the same. As a result of the November 29, 2022 amendment to the exercise price, the Company calculated the difference between the warrants fair values on November 29, 2022, the date of the amendment, using the then current exercise price ranging from $0.00366 to $0.00476 and the new exercise price of $0.003 and determined that the difference was insignificant.

Share Exchange Agreements and New Related Party Convertible Debentures and Warrants dated November 29, 2022

On November 29, 2022, the Company consummated the initial closing (the “Initial Closing”) of a private placement offering (the “Offering”) pursuant to the terms and conditions of that certain Securities Purchase Agreement, dated as of November 29, 2022 (the “Purchase Agreement”), by and among the Company, certain related party accredited investors (the “Related Party Purchasers”) and Cavalry Fund I Management LLC, a Delaware limited liability company, in its capacity as collateral agent (the “Collateral Agent”). At the Initial Closing, the Company sold the related party Purchasers (i) 10% Original Issue Discount Senior Secured Convertible Debentures (the “New Related Party Debentures”) in an aggregate principal amount of $550,000 and (ii) warrants (the “New Related Party Warrants”) to purchase up to 157,142,857 shares of common stock of the Company (the “Common Stock”), subject to adjustments provided by the Warrants, which represents 100% warrant coverage. The Company received a total of $412,092 in net proceeds at the Initial Offering from the Related Party Purchasers, net of the Original Issue Discount of $50,000, commissions of $58,200 and other offering costs of $29,708.

On November 29, 2022, the Company entered into Securities Exchange Agreements with the above related party investors, whereby the May 2021 Note, the First November 2021 Notes, the First April 2022 Note, the May 2022 Notes, the June 2022 Note, the Busch Notes, the August 11, 2022 Demand Promissory Note, and the September 2, 2022 Demand Promissory Note with an aggregate principal amount of $4,150,000 (the “Exchanged Related Party Notes”) and accrued interest payable of $120,750 were exchanged for New Related Party Debentures. Additionally, on November 29, 2022, in order to induce the related party investors to exchange the respective convertible notes into the Related Party Debentures, the aggregate principal amount of the Exchanged Related Party Notes and accrued interest payable was increased by 15% (and the August 11, 2022 and September 2, 2022 Demand Promissory Notes were issued with 10% OID), or $589,505, for new Related Party Debentures with an aggregate principal amount of $4,860,255.

On November 29, 2022, the Company entered into Securities Exchange Agreements with related party preferred stockholders, whereby related party holders of 1,000 shares of Series E preferred stock with a stated value of $2,000,000 and accrued dividends payable of $66,630, and related party holders of 500 shares of Series F preferred stock with a stated value of $1,000,000 and accrued dividends payable of $33,315 were exchanged for the New Related Party Debentures. Additionally, on November 29, 2022, in order to induce the related party preferred stockholders to exchange their respective preferred shares into the New Related Party Debentures, the aggregate stated value and accrued dividends payable were increased by 15%, or $464,992, for new Related Party Debentures with an aggregate principal amount of $3,564,937.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

The November 29, 2022 New Related Party Debentures mature on November 29, 2023, subject to a three-month extension at the sole discretion of the Company. The New Related Party Debentures bear interest at 10% per annum payable upon conversion or maturity. The New Related Party Debentures are convertible into shares of the Company’s common stock at any time after the maturity date and prior to Mandatory Conversion (as defined below) at the conversion price equal to the lesser of: (i) $0.003 per share and (ii) 70% of the average of the VWAP (as defined in the Debentures) (or 50% of the average of such VWAP if an event of default has occurred and has not been cured) of the Common Stock during the ten Trading Day (as defined in the Debentures) period immediately prior to the applicable conversion date. The New Related Party Debentures are subject to mandatory conversion (“Mandatory Conversion”) in the event the Company closes a registered public offering of its Common Stock and receives gross proceeds of not less than $5,000,000, with such offering resulting in the listing for trading of the Common Stock on a national exchange (“Qualified Offering”). The conversion price per share of Common Stock in the case of a Mandatory Conversion shall be the lesser of (i) $0.003 per share and (ii) 70% of the offering price per share in the Qualified Offering (the “Qualified Offering Price”). Alternatively, upon a Mandatory Conversion, the holders of the Debentures may elect to exchange their Debentures for newly issued convertible preferred securities at a price per share equal to the Qualified Offering Price or the five-day VWAP of the Common Stock prior to the date that is 181 days after the closing of the Qualified Offering.

Notwithstanding the preceding, holders of New Related Party Debentures shall have the right to require satisfaction of up to 40% of all amounts outstanding under the Debentures, in cash, at the time of a Qualified Financing. Investors that are exchanging securityholders shall have the right to require satisfaction of up to 10% of all amounts outstanding under the Debentures, in cash, at the time of a Qualified Financing. The New Related Party Debentures also contain certain price protection provisions providing for adjustment of the number of shares of Common Stock issuable upon conversion of the Debentures in case of certain future dilutive events or stock-splits and dividends.

The Company’s obligations under the New Related Party Debentures are secured by a first priority lien on all of the assets of the Company pursuant to that certain Security Agreement, dated November 29, 2022 (the “Security Agreement”) by and among the Company, the Debenture holders and the Collateral Agent.

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

If the Company or any Subsidiary shall default on any of its obligations under any mortgage credit agreement or other facility indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness for borrowed money or money due under any long term leasing or factoring arrangement that (a) involves an obligation greater than $250,000, whether such indebtedness now exists or shall hereafter be created, and (b) results in such indebtedness becoming or being declared due and payable prior to the date on which it would otherwise become due and payable, the New Related Party Debenture shall be deemed in default and the default provisions shall apply.

In connection with the Securities Exchange Agreements with related parties for the exchange of the convertible notes and preferred shares for the New Related Party Debentures discussed above, the Company issued an aggregate of 2,564,340,702 warrants. The New Related Party Warrants are exercisable for five years and six months from the earlier of the maturity date of the New Related Party Debentures and the closing of the Qualified Financing, at an exercise price equal to (i) in the event that a Qualified Offering is consummated prior to the exercise of the New Related Party Warrant, the price per share at which the Qualified Offering is made (“Qualified Offering Price”), or (ii) in the event that no Qualified Offering has been consummated, the lower of: (A) $0.003 per share and (B) an amount equal to 70% of the average of the VWAP (or 50% of the average of the VWAP if an event of default has occurred and has not been cured) for the Common Stock over the ten Trading Days preceding the date of the delivery of the applicable exercise notice. If there is no effective registration statement covering the resale of the shares underlying the New Related Party Warrants within 180 days following the closing of the Qualified Offering: (i) exercise may be via cashless exercise, and (ii) 5% additional Warrants will be issued by the Company to the holders for any portion of each month without such effective registration statement, up to a maximum of 25%. The New Related Party Warrants contain certain price protection provisions providing for adjustment of the amount of securities issuable upon exercise of the New Related Party Warrants in case of certain future dilutive events or stock-splits and dividends.

As discussed above, on November 29, 2022, in order to induce the related party investors to exchange their respective convertible notes and preferred stock into the New Related Party Debentures, the aggregate principal amount and accrued interest payable of the exchanged convertible notes, and the stated value and accrued dividends of exchanged preferred stock was increased by 15% (the August 11, 2022 and September 2, 2022 Demand Promissory Notes were issued with 10% OID), or an aggregate amount of $1,046,167. This inducement fee was included in loss from debt extinguishment on the accompanying unaudited statement of operations during the three months ended December 31, 2022. Additionally, the remaining debt discount on exchanged related party notes of $1,768,379 was written off and included in loss from debt extinguishment on the accompanying unaudited statement of operations during the three months ended December 31, 2022.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

Convertible Debt

On November 1, 2021, the Company entered into a Securities Purchase Agreement (“Second November 2021 SPA”) with an investor (“Second November 2021 Investor”) to purchase two convertible notes (collectively as “Second November 2021 Notes”) and two accompanying warrants (collectively as “Second November 2021 Warrants”), for an aggregate investment amount of $500,000. The first note, issued on November 1, 2021, had a principal balance of $250,000 and accompanying warrants to purchase up to 13,661,203 shares of common stock. The second note issued on December 1, 2021, had a principal balance of $250,000 and accompanying warrants to purchase up to 13,661,203 shares of common stock. The Company received $500,000 in aggregate proceeds from the Second November 2021 Notes. The Second November 2021 Notes bore an interest rate of 8% per annum and was to mature on November 1, 2026. The Second November 2021 Warrants are exercisable at any time and expire on November 1, 2026. The Second November 2021 Warrants to purchase up to 27,322,406 shares of common stock were valued at $495,560 using the relative fair value method and were recorded as a debt discount which was being amortized over the life of the Second November 2021 Notes. The Second November 2021 Notes and Second November 2021 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment). The Second November 2021 Notes and Second November 2021 Warrants included a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the Second November 2021 Notes and Second November 2021 Warrants. The conversion and exercise price of the Second November 2021 Notes and Second November 2021 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. At the election of the Second November 2021 Investor, the Second November 2021 Notes was convertible in whole or in part at any time and from time to time. On January 26, 2022, a notice and request for consent regarding a change in offering terms was sent by the Company to the Second November 2021 Investor. Upon the approval of the Second November 2021 Investor, the Company modified the terms of the Second November 2021 SPA which increased the warrants issuable from 20% to 100% of the common stock issuable upon conversion of the notes purchased. As a result, the Second November 2021 Investor received additional cashless-exercisable warrants equal to 80% of the common stock issuable upon conversion of the Second November 2021 Notes. The Company issued additional warrants to purchase up to 109,289,616 shares of common stock to the Second November 2021 Investor which increased the total relative fair value of all warrants in total by $22,429. This was recorded as debt discount which is being amortized over the life of the Second November 2021 Notes (see Note 9). The modification of the Second November 2021 SPA did not meet the requirements of a debt extinguishment under ASC 470-50 - Debt Modifications and Exchanges; however it represented a substantial modification whereby the Second November 2021 Investor received a substantial amount of additional warrants for the same principal amount of investment hence it was accounted for, in substance, as a debt modification ASC 470-50 and no gain or losses was recognized. As of September 30, 2022, the Second November 2021 Notes had an outstanding principal balance of $500,000 and accrued interest of $34,520. The Second November 2021 Notes are included in the accompanying balance sheet at $69,417 as a long-term convertible note payable, net of discount in the amount of $430,583 as of September 30, 2022. On November 29, 2022, the Second November 2021 Notes were exchanged for a new convertible debenture (see below).

On November 1, 2021, the Company entered into a Securities Purchase Agreement (“Third November 2021 SPA”) with an investor (“Third November 2021 Investor”) to purchase two convertible notes (collectively as “Third November 2021 Notes”) and two accompanying warrants (collectively as “Third November 2021 Warrants”), for an aggregate investment amount of $500,000. The first note issued on November 1, 2021, had a principal balance of $250,000 and accompanying warrants to purchase up to 13,661,203 shares of common stock. The second note issued on December 1, 2021, had a principal balance of $250,000 and accompanying warrants to purchase up to 13,661,203 shares of common stock. The Company received $500,000 in aggregate proceeds from the Third November 2021 Notes. The Third November 2021 Notes bore an interest rate of 8% per annum was to mature on November 1, 2026. The Third November 2021 Warrants are exercisable at any time and expire on November 1, 2026. The Third November 2021 Warrants to purchase up to 27,322,406 shares of common stock were valued at $495,560 using the relative fair value method and were recorded as a debt discount which was being amortized over the life of the Third November 2021 Notes. The Third November 2021 Notes and Third November 2021 Warrants were convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment). The Third November 2021 Notes and Third November 2021 Warrants included a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the Third November 2021 Notes and Third November 2021 Warrants. The conversion and exercise price of the Third November 2021 Notes and Third November 2021 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. At the election of the Third November 2021 Investor, the Third November 2021 Notes were convertible in whole or in part at any time and from time to time. On January 26, 2022, a notice and request for consent regarding a change in offering terms was sent by the Company to the Third November 2021 Investor. Upon the approval of the Third November 2021 Investor, the Company modified the terms of the Third November 2021 SPA which increased the warrants issuable from 20% to 100% of the common stock issuable upon conversion of the notes purchased. As a result, the Third November 2021 Investor received additional cashless-exercisable warrants equal to 80% of the common stock issuable upon conversion of the Third November 2021 Notes. The Company issued additional warrants to purchase up to 109,289,616 shares of common stock to the Third November 2021 Investor which increased the total relative fair value of all warrants in total by $22,429. This was recorded as debt discount which is being amortized over the life of the Third November 2021 Notes (see Note 9). The modification of the Third November 2021 SPA did not meet the requirements of a debt extinguishment under ASC 470-50 - Debt Modifications and Exchanges; however it represented a substantial modification whereby the Third November 2021 Investor received a substantial amount of additional warrants for the same principal amount of investment, hence it was accounted for, in substance, as a debt modification ASC 470-50 and no gain or losses was recognized. As of September 30, 2022, the Third November 2021 Notes had an outstanding principal balance of $500,000 and accrued interest of $34,411 and are included in the accompanying balance sheet at $69,417 as a long-term convertible note payable, net of discount in the amount of $430,583 as of September 30, 2022. On November 29, 2022, the Third November 2021 Notes were exchanged for a new convertible debenture (see below).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

On January 27, 2022, the Company entered into a Securities Purchase Agreement (“First January 2022 SPA”) with an investor (“First January 2022 Investor”) to purchase a convertible note with a principal balance of $500,000 (“First January 2022 Note”) with the Company receiving $500,000 in proceeds and accompanying warrants to purchase up to 136,612,022 shares of common stock (“First January 2022 Warrants”). The First January 2022 Note bore an interest rate of 8% per annum and was to mature on November 1, 2026. The First January 2022 Warrants are exercisable at any time and expire on November 1, 2026. The First January 2022 Warrants to purchase up to 136,612,022 shares of common stock were valued at $498,428 using the relative fair value method and were recorded as a debt discount which was being amortized over the life of the First January 2022 Note. The First January 2022 Note and First January 2022 Warrants were convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment). The First January 2022 Note and First January 2022 Warrants included a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the First January 2022 Note and First January 2022 Warrants include. The conversion and exercise price of the First January 2022 Note and First January 2022 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. At the election of the First January 2022 Investor, the First January 2022 Note was convertible in whole or in part at any time and from time to time. As of September 30, 2022, the First January 2022 Note had an outstanding principal balance of $500,000 and accrued interest of $26,959 and is included in the accompanying balance sheet at $72,081 as a long-term convertible note payable, net of discount in the amount of $427,919 as of September 30, 2022. On November 29, 2022, the First January 2022 Note was exchanged for a new convertible debenture (see below).

On January 31, 2022, the Company entered into a Securities Purchase Agreement (“Second January 2022 SPA”) with an investor (“Second January 2022 Investor”) to purchase a convertible note with principal balance of $500,000 (“Second January 2022 Note”) with the Company receiving $500,000 in proceeds and accompanying warrants to purchase up to 136,612,022 shares of common stock (“Second January 2022 Warrants”). The Second January 2022 Note bore an interest rate of 8% per annum and was to mature on November 1, 2026. The Second January 2022 Warrants are exercisable at any time and expire on November 1, 2026. The Second January 2022 Warrants to purchase up to 136,612,022 shares of common stock were valued at $498,428 using the relative fair value method and recorded as a debt discount which was being amortized over the life of the Second January 2022 Note. The Second January 2022 Note and Second January 2022 Warrants were convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment). The Second January 2022 Note and Second January 2022 Warrants included a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the Second January 2022 Note and Second January 2022 Warrants. The conversion and exercise price of the Second January 2022 Note and Second January 2022 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. At the election of the Second January 2022 Investor, the Second January 2022 Note was convertible in whole or in part at any time and from time to time. As of September 30, 2022, the Second January 2022 Note had an outstanding principal balance of $500,000 and accrued interest of $26,520 and is included in the accompanying balance sheet at $71,221 as a long-term convertible note payable, net of discount in the amount of $428,779. On November 29, 2022, the Second January 2022 Note was exchanged for a new convertible debenture (see below).

During April 2022, the Company entered into a Securities Purchase Agreement (“Second April 2022 SPA”) with various investors (“Investors”), to purchase convertible notes for an aggregate investment amount of $425,000 (collectively as “Second April 2022 Notes”) with the Company receiving $425,000 of proceeds and accompanying warrants to purchase up to an aggregate of 17,857,144 shares of common stock (collectively as “Second April 2022 Warrants”). The Second April 2022 Warrants were valued at $335,593 using the relative fair value method and were recorded as debt discount which was being amortized over the life of the Second April 2022 Notes. The Second April 2022 Notes bore an interest rate of 8% per annum and was to matures on April 1, 2027. The Second April 2022 Warrants are exercisable at any time and expire on April 1, 2027. The Second April 2022 Notes and Second April 2022 Warrants were convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment). The Second April 2022 Notes and Second April 2022 Warrants included a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the Second April 2022 Notes and Second April 2022 Warrants. The conversion and exercise price of the Second April 2022 Notes and Second April 2022 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. For so long as the Second April 2022 Warrants remains outstanding and until the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the agreement); (i) if the Company issues warrants to investors in a Subsequent Offering, and such warrants equal more than 20% warrant coverage, then a number of additional shares will be added to the Second April 2022 Warrants such that the Second April 2022 Warrants shall equal the same percentage of the warrant coverage offered to the investors in the Subsequent Offering and; (ii) if the Company issues warrants in a Subsequent Offering which may be exercised by means of a cashless exercises, then the Second April 2022 Warrants shall be exercisable by the same cashless exercise feature of the warrants issued in the Subsequent Offering. At the election of the Investors, the Second April 2022 Notes was convertible in whole or in part at any time and from time to time. As of September 30, 2022, the Second April 2022 Notes had an aggregate outstanding principal balance of $425,000 and accrued interest of $15,710 and are included in the accompanying balance sheet at $120,808 as a long-term convertible note payable, net of discount in the amount of $304,192 as of September 30, 2022. On November 29, 2022, the Second April 2022 Notes were exchanged for a new convertible debenture (see below).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

On July 1, 2022, the Company entered into a Securities Purchase Agreement with an investor (“July 2022 Investor”), to purchase a convertible note for a principal amount of $50,000 (“July 2022 Note”) with the Company receiving $50,000 of proceeds and accompanying warrants to purchase 2,100,840 shares of common stock (“July 2022 Warrants”). The July 2022 Note bore an interest rate of 8% per annum and was to mature on April 1, 2027. The July 2022 Warrants are exercisable at any time and expire on April 1, 2027. The July 2022 Warrants were valued at $7,037 using the relative fair value method and was recorded as debt discount to be amortized over the life of the July 2022 Note. The July 2022 Note and July 2022 Warrants were convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment). The July 2022 Note and July 2022 Warrants included a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the July 2022 Note and July 2022 Warrants. The conversion and exercise price of the July 2022 Note and July 2022 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. For so long as the July 2022 Warrants remains outstanding and until the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the agreement); (i) if the Company issues warrants to investors in a Subsequent Offering, and such warrants equal more than 20% warrant coverage, then a number of additional shares will be added to the July 2022 Warrants such that the July 2022 Warrants shall equal the same percentage of the warrant coverage offered to the investors in the Subsequent Offering and; (ii) if the Company issues warrants in a Subsequent Offering which may be exercised by means of a cashless exercises, then the July 2022 Warrants shall be exercisable by the same cashless exercise feature of the warrants issued in the Subsequent Offering. As of September 30, 2022, the July 2022 Note had an outstanding principal balance of $50,000 and accrued interest of $953 and is included in the accompanying balance sheet at $43,337 as a long-term convertible note payable, net of discount in the amount of $6,663. On November 29, 2022, the July 2022 Note was exchanged for a new convertible debenture (see below).

On October 22, 2022, the Company issued a new convertible note for $200,000 to an existing investor for the settlement of claims (the “Settlement Note”). In connection with issuance of the Settlement Note, the Company recorded settlement expense of $200,000. On November 29, 2022, the Settlement Note was exchanged for a new convertible debenture (see below).

On November 29, 2022, in connection with the Share Exchange Agreements and New Convertible Debentures discussed below, the Second November 2021 Warrants, Third November 2021 Warrants, January 2022 Warrants, Second January 2022 Warrants, Second April 2022 Warrants, and the July 2022 Warrants, aggregating 566,406,072 warrants, were amended to reduce the exercise price to $0.003 per share. Additionally, 16,393,443 warrants issued to a placement agent in January 2022 were amended to reduce the exercise price to $0.003 per share. In conjunction with the price reduction, the price protection feature for all these warrants was eliminated. All other terms of the warrants remained the same. As a result of the November 29, 2022 amendment to the exercise price, the Company calculated the difference between the warrants fair values on November 29, 2022, the date of the amendment, using the then current exercise price ranging from $0.00366 to $0.00476 and the new exercise price of $0.003 and determined that the difference was insignificant.

Share Exchange Agreements and New Convertible Debentures and Warrants dated November 29, 2022

On November 29, 2022, the Company consummated the Initial Closing of the Offering pursuant to the terms and conditions of the Purchase Agreement, by and among the Company, certain accredited investors (the “Purchasers”) and Cavalry Fund I Management LLC, a Delaware limited liability company, in its capacity as collateral agent (the “Collateral Agent”). At the Initial Closing, the Company sold the Purchasers (i) 10% Original Issue Discount Senior Secured Convertible Debentures (the “New Debentures”) in an aggregate principal amount of $2,805,000 and (ii) warrants (the “Warrants” and together with the New Debentures, the “Underlying Securities”) to purchase up to 801,428,569 shares of common stock of the Company (the “Common Stock”), subject to adjustments provided by the Warrants, which represents 100% warrant coverage. The Company received a total of $2,095,288 in net proceeds at the Initial Offering, net of the Original Issue Discount of $255,000, commissions of $296,800 and other offering costs of $157,912.

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

On November 29, 2022, the Company entered into Securities Exchange Agreements with the above investors, whereby the Second November 2021 Notes, the Third November 2021 Notes, the First January 2022 Note, the Second January 2022 Note, the Second April 2022 Notes, the July 2022 Note, and the Settlement Note, with an aggregate principal amount of $2,675,000 (the “Exchanged Convertible Notes”) and accrued interest payable of $173,375 were exchanged for New Debentures. Additionally, on November 29, 2022, in order to induce the investors to exchange their respective convertible notes into the New Debentures, the aggregate principal amount and accrued interest payable was increased by 15%, or $427,256, for the New Debentures with an aggregate principal amount of $3,275,631.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

On November 29, 2022, the Company entered into Securities Exchange Agreements with preferred stockholders, whereby holders of 902 shares of Series C-1 preferred stock with a stated value of $372,303, and holders of 3,037 shares of Series C-2 preferred stock with a stated value of $1,245,935 were exchanged for the New Debentures. Additionally, on November 29, 2022, in order to induce the preferred stockholders to exchange their respective preferred shares into the New Debentures, the aggregate stated value of the preferred shares was increased by 15%, or $242,736, for New Debentures with an aggregate principal amount of $1,860,974.

The New Debentures mature on November 29, 2023, subject to a three-month extension at the sole discretion of the Company. The New Debentures bear interest at 10% per annum payable upon conversion or maturity. The New Debentures are convertible into shares of Common Stock at any time after the maturity date and prior to Mandatory Conversion at the conversion price equal to the lesser of: (i) $0.003 per share and (ii) 70% of the average of the VWAP (as defined in the Debentures) (or 50% of the average of such VWAP if an event of default has occurred and has not been cured) of the Common Stock during the ten Trading Day (as defined in the Debentures) period immediately prior to the applicable conversion date. The New Debentures are subject to Mandatory Conversion in the event the Company closes a Qualified Offering. The conversion price per share of Common Stock in the case of a Mandatory Conversion shall be the Qualified Offering Price. Alternatively, upon a Mandatory Conversion, the holders of the New Debentures may elect to exchange their Debentures for newly issued convertible preferred securities at a price per share equal to the Qualified Offering Price or the five-day VWAP of the Common Stock prior to the date that is 181 days after the closing of the Qualified Offering.

Notwithstanding the preceding, holders of New Debentures shall have the right to require satisfaction of up to 40% of all amounts outstanding under the Debentures, in cash, at the time of a Qualified Financing. Investors that are exchanging securityholders shall have the right to require satisfaction of up to 10% of all amounts outstanding under the Debentures, in cash, at the time of a Qualified Financing. The New Debentures also contain certain price protection provisions providing for adjustment of the number of shares of Common Stock issuable upon conversion of the New Debentures in case of certain future dilutive events or stock-splits and dividends.

The Company’s obligations under the New Debentures are secured by a first priority lien on all of the assets of the Company pursuant to that certain Security Agreement, dated November 29, 2022 (the “Security Agreement”) by and among the Company, the Purchasers and the Collateral Agent.

The Company had the right to hold one or more subsequent closings at any time prior to December 31, 2022, unless otherwise extended, to sell additional Underlying Securities in an aggregate principal amount up to $6,600,000, which was subject to adjustment. The subsequent closing deadline was extended, and a subsequent raise was consummated on January 27, 2023 (See Note 11).

If the Company or any Subsidiary shall default on any of its obligations under any mortgage credit agreement or other facility indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness for borrowed money or money due under any long term leasing or factoring arrangement that (a) involves an obligation greater than $250,000, whether such indebtedness now exists or shall hereafter be created, and (b) results in such indebtedness becoming or being declared due and payable prior to the date on which it would otherwise become due and payable, the New Debenture shall be deemed in default and the default provisions shall apply.

In connection with the Securities Exchange Agreements with investors for the exchange of the convertible notes and preferred shares for the New Debentures discussed above, the Company issued an aggregate of 2,269,030,092 warrants to investors. The Warrants are exercisable for five years and six months from the earlier of the maturity date of the New Debentures and the closing of the Qualified Financing, at an exercise price equal to (i) in the event that a Qualified Offering is consummated prior to the exercise of the Warrant, the Qualified Offering Price, or (ii) in the event that no Qualified Offering has been consummated, the lower of: (A) $0.003 per share and (B) an amount equal to 70% of the average of the VWAP (or 50% of the average of the VWAP if an event of default has occurred and has not been cured) for the Common Stock over the ten Trading Days preceding the date of the delivery of the applicable exercise notice. If there is no effective registration statement covering the resale of the shares underlying the Warrants within 180 days following the closing of the Qualified Offering: (i) exercise may be via cashless exercise, and (ii) 5% additional Warrants will be issued by the Company to the holders for any portion of each month without such effective registration statement, up to a maximum of 25%. The Warrants contain certain price protection provisions providing for adjustment of the amount of securities issuable upon exercise of the Warrants in case of certain future dilutive events or stock-splits and dividends.

As discussed above, on November 29, 2022, in order to induce the investors to exchange their respective convertible notes and preferred stock into the New Debentures, the aggregate principal amount and accrued interest payable of the exchanged convertible notes, and the stated value of exchanged preferred stock was increased by 15%, or an aggregate amount of $669,992. This inducement fee was included in loss from debt extinguishment on the accompanying unaudited statement of operations during the three months ended December 31, 2022. Additionally, the remaining debt discount on Exchanged Convertible Notes of $1,949,909 was written off and included in loss from debt extinguishment on the accompanying unaudited statement of operations during the three months ended December 31, 2022.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

In connection with the Initial Closing of the private placement, the Company and Joseph Gunnar & Co. LLC, a U.S. registered broker-dealer (“Gunnar”), entered into a placement agency agreement (the “Placement Agency Agreement”), pursuant to which Gunnar agreed to act as the placement agent for the Offering (the “Placement Agent”). Pursuant to the terms of the Placement Agency Agreement, the Company agreed to (i) pay Gunnar a cash placement fee of 10% of the gross cash proceeds raised in the Offering, and (ii) issue to Gunnar warrants (the “PA Warrants”) on the terms identical to the Warrants sold in the Offering in an amount equal to 10% of the Underlying Securities sold to investors. As a result of the foregoing, the Company paid Gunnar an aggregate commission of $305,000 in connection with the Initial Closing. The Company also paid $50,000 in fees to Gunnar’s legal counsel and paid Gunnar a financial advisory fee of $50,000. In addition, Gunner received 124,489,795 warrants. Additionally, the Company issued 16,000,000 warrants to a consultant in connection with the private placement offering.

Analysis of Exchange Agreements, Related Party Debenture and New Debentures, and Related Warrants

In accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company performed an assessment of whether the Exchange Agreement transactions with related parties and investors was deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt. The Company evaluated the November 29, 2022 Exchange Agreements for debt modification and concluded that the debt exchanges qualified for debt extinguishment. The Company determined the transactions were considered a debt extinguishment because the change in debt, the inducement premiums (related parties and third parties) discussed previously totaling $1,724,489, and the issuance of new warrants was substantial. Upon extinguishment, the Company had an aggregate of $3,718,288 of unamortized initial debt discount recorded which was written off and included in loss on debt extinguishment on the accompanying unaudited statement of operations during the three months ended December 31, 2022.

Derivative Liabilities Pursuant to Related Party Debentures and New Debentures and Related Warrants

Pursuant to the provisions of ASC 815-40 – Derivatives and Hedging – Contracts in an Entity’s Own Stock, the New Related Party Debentures, the New Debenture, and the New warrants issued in connection with the Exchange Agreements were analyzed and it was determined that the terms of the New Related Party Debentures, New Debentures and the related warrants contained terms that were considered derivatives due to the variable conversion of the Debentures and exercise price of the warrants, and other provisions which includes events not within the control of the Company. In accordance with ASC 815-40, the embedded conversion option contained in the Notes and the Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options and warrants was determined using the Binomial Lattice valuation model. At the end of each period and on the date notes convert or are repaid, the Company revalues the derivative liabilities resulting from the embedded options and warrants.

In connection with the issuance of the New Related Party Debentures and the New Debentures and related warrants, on November 29, 2022, the initial measurement date, the aggregate fair values of the embedded conversion option derivatives and warrant derivatives of $41,961,095 was recorded as derivative liabilities and was attributable to the following: 1) $21,986,653 of derivative liabilities was attributable to the New Related Party Debentures and related warrants which was allocated to debt discount up to the net principal amount of the New Related Party Debentures of $8,837,284, with the remainder of $13,149,369 charged to current period operations as initial derivative expense, and 2) $19,974,442 of derivative liabilities was attributable to the New Debentures and related warrants which was allocated to debt discount up to the net principal amount of the New Debentures of $7,231,894, with the remainder of $12,742,548 charged to current period operations as initial derivative expense. At the end of the period, the Company revalued the embedded conversion option derivative liabilities and warrant derivative liabilities and recorded a derivative expense of $505,158. In connection with the revaluation and the initial derivative expense, the Company recorded an aggregate derivative expense of $26,397,075 during the three months ended December 31, 2022.

The Company uses the Binomial Valuation Model to determine the fair value of its conversion options and new stock warrants which requires the Company to make several key judgments including:

●	the value of the Company’s common stock;
●	the expected life of issued stock warrants;
●	the expected volatility of the Company’s stock price;
●	the expected dividend yield to be realized over the life of the stock warrants; and
●	the risk-free interest rate over the expected life of the stock warrants.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

On November 29, 2022 (the Exchange Agreement date) and December 31, 2022, the fair value of the embedded options and stock warrants were estimated at issuance using the Binomial Valuation Model with the following assumptions:

2023
Dividend rate	—%
Term (in years)	1 to 6.5 years
Volatility	270.0% to 364.2%
Risk—free interest rate	3.92% to 4.78%

The Company’s computation of the expected life of issued stock warrants was based on the simplified method as the Company does not have adequate exercise experience to determine the expected term. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of volatility was based on the historical volatility of the Company’s common stock.

During the three months ended December 31, 2022 and 2021, amortization of debt discounts related to the convertible notes payable and Debentures amounted to $1,602,646 and $92,019, respectively, which has been included in interest expense on the accompanying unaudited statements of operations.

Notes Payable - Related Party

On October 21, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for a principal amount of $150,000. The Company received proceeds of $150,000. The note bore an annual interest rate of 1%, matured on December 1, 2021 and could have been prepaid in whole or in part without penalty. Pursuant to the note, the Company has a 90-day grace period following the maturity date after which the lender was permitted to charge a late payment fee equal to 1% of the outstanding principal balance and cost of collection, including legal fees. During the year ended September 30, 2022, the Company fully paid the outstanding balance on the note. As of September 30, 2022, the note had no outstanding balance (see Note 8).

On April 26, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for a principal amount of $100,000. The Company received proceeds of $100,000. The note bears an annual interest rate of 1%, matures on April 1, 2022 and can be prepaid in whole or in part without penalty. Pursuant to the note, the Company has a 90-day grace period following the maturity date after which the lender was permitted charge a late payment fee equal to 1% of the outstanding principal balance and cost of collection, including legal fees. On May 5, 2022, the Company and Jeffrey Busch (collectively as “Parties”) amended the April 26, 2021 note with principal amount of $100,000 (“Original Note”) pursuant to which the Parties increased the principal amount to $350,000 (“New Note”) with the Company receiving an additional $250,000 of proceeds and added a contingent conversion feature. The New Note bears an annual interest rate of 1% (which shall increase to 2% in an event of a default) and matures on May 5, 2024. The New Note may not be prepaid and is only convertible upon an occurrence of a public offering. The outstanding principal plus any unpaid accrued interest (“Conversion Amount”) of the New Note is convertible into shares of common stock at the price for which the common stock was sold in the public offering. Pursuant to ASC 470-50 - Debt Modifications and Exchanges, the amendment was accounted for as a debt extinguishment because the contingent conversion feature added to the New Note resulted in a substantial modification of the Original Note. No gain or loss was recognized in connection with the debt extinguishment. As of December 31, 2022, the New Note had an outstanding principal balance of $350,000, reflected as notes payable – related party in the accompanying unaudited balance sheet since the conditions for its contingent conversion has not yet been met, and accrued interest of $3,356 (see Note 8). As of September 30, 2022, the New Note had an outstanding principal balance of $350,000, reflected as notes payable – related party in the accompanying balance sheet since the conditions for its contingent conversion has not yet been met, and accrued interest of $2,474 (see Note 8).

Note Payable

In September 2017, the Company entered into a note agreement with a third-party investor. Pursuant to the note, the Company borrowed a principal amount of $1,000. The note bears an annual interest rate of 33.3%, is unsecured and in default due to non-payment of the balance pursuant to the repayment terms. As of December 31, 2022, the note had principal and accrued interest balances of $1,000 and $1,772, respectively. As of September 30, 2022, the note had principal and accrued interest balances of $1,000 and $1,689, respectively.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

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

Financing lease right-of-use assets (“Financing ROU”) is summarized below:

	December 31, 2022	September 30, 2022

Financing ROU assets	$231,841	$231,841
Less accumulated depreciation	(178,479)	(166,887)
Balance of Financing ROU assets	$53,362	$64,954

For the three months ended December 31, 2022 and 2021, depreciation expense related to Financing ROU assets amounted to $11,592 and $11,592, respectively.

Financing lease liability related to the Financing ROU assets is summarized below:

	December 31, 2022	September 30, 2022

Financing lease payables for equipment	$231,841	$231,841
Total financing lease payables	231,841	231,841
Payments of financing lease liabilities	(156,335)	(143,456)
Total	75,506	88,385
Less: short term portion	(52,037)	(53,995)
Long term portion	$23,469	$34,390

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

Future minimum lease payments under the financing lease agreements on December 31, 2022 are as follows:

Years ending December 31,	Amount

2023	$57,631
2024	24,403
Total minimum financing lease payments	82,034
Less: discount to fair value	(6,528)
Total financing lease payable on December 31, 2022	$75,506

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

In October 2021, pursuant to ASC 842 – Leases, the Company wrote off the balances of the operating asset of $168,664 and operating liability of $176,893 related to the original lease and recognized a gain on lease modification in the amount of $8,229, which was included in general and administrative expense in the accompanying statement of operation. The Company calculated the present value of the total lease payments in the Lease Amendment using a discount rate of 8% which was based on the Company’s incremental borrowing rate at the effective date and recorded an operating right-of-use asset and an operating lease liability of $1,212,708.

For the three months ended December 31, 2022, lease costs related to operating lease ROU asset and operating lease liabilities amounted to $50,311 which included base lease costs of $29,554 and other expenses such as common area maintenance and taxes of $20,757, all of which were expensed during the period and included in general and administrative expenses on the accompanying statements of operations. For the three months ended December 31, 2021, lease costs amounted to $56,867, which included base lease costs of $28,690 and other expenses of $28,177, all of which were expensed during the period and included in general and administrative expenses on the accompanying statements of operations.

Operating Right-of-use asset (“ROU”) is summarized below:

	December 31, 2022	September 30, 2022

Operating office lease	$1,212,708	$1,212,708
Less accumulated reduction	(70,289)	(57,847)
Balance of Operating ROU asset	$1,142,419	$1,154,861

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

Operating lease liability related to the ROU asset is summarized below:

	December 31, 2022	September 30, 2022

Operating office lease	$1,212,708	$1,212,708
Total operating lease liability	1,212,708	1,212,708
Reduction of operating lease liability	(35,324)	(29,396)
Total	1,177,384	1,183,312
Less: short term portion	(26,960)	(25,551)
Long term portion	$1,150,424	$1,157,761

Future base lease payments under the non-cancellable operating lease on December 31, 2022 are as follows:

Years ending December 31,	Amount

2023	$120,199
2024	123,806
2025	127,520
2026	131,871
2027 and thereafter	1,515,340
Total minimum non-cancellable operating lease payments	2,018,736
Less: discount to fair value	(841,352)
Total operating lease liability on December 31, 2022	$1,177,384

NOTE 8 – RELATED-PARTY TRANSACTIONS

Effective January 1, 2021, the Company entered into a consulting agreement with Mr. Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor. The agreement was effective for a period of twelve months, commencing on January 1, 2021 and shall renew on a month-to month basis, subject to the right of the Company and Mr. Kucharchuk to terminate the agreement in accordance with the agreement. Pursuant to the agreement, Mr. Kucharchuk shall be paid $2,000 per month. As of December 31, 2022 and September 30, 2022, the Company had an accounts payable – related party balance of $6,000 and $12,000 related to this consulting agreement, respectively.

On April 26, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors, for a principal amount of $100,000 (see Note 6). On May 5, 2022, the parties amended the April 26, 2021 note into the New Note with the Company receiving an additional $250,000 of proceeds and added a conversion feature. The New Note bears an annual interest rate of 1% (which shall increase to 2% in an event of a default) and matures on May 5, 2024. As of December 31, 2022, the New Note had an outstanding principal balance of $350,000, reflected as notes payable – related party in the accompanying unaudited balance sheet since the conditions for its contingent conversion has not yet been met, and accrued interest of $3,356 (see Note 6). As of September 30, 2022, the New Note had an outstanding principal balance of $350,000, reflected as notes payable – related party in the accompanying balance sheet since the conditions for its contingent conversion has not yet been met, and accrued interest of $2,474 (see Note 6).

On May 12, 2021, the Company and the May 2021 Investor entered into a May 2021 SPA to purchase a convertible May 2021 Note and with principal value of $1,000,000 and accompanying May 2021 Warrants (see Note 6). In connection with the Company’s obligations under the May 2021 Note, the Company entered into a security agreement with the May 2021 Investor as agent, pursuant to which the Company granted a lien on the laboratory equipment of the Company, for the benefit of the related party. As of September 30, 2022, the May 2021 Note had an outstanding principal balance of $1,000,000 and accrued interest of $20,164. On November 29, 2022, the May 2021 Note was exchanged for a new convertible debenture (see Note 6).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

On October 21, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for a principal balance of $150,000. During the year ended September 30, 2022, the Company fully paid the outstanding balance on the note. As of September 30, 2022, the note had no outstanding balance (see Note 6).

On November 1, 2021, pursuant to the First November 2021 SPA the First November 2021 Investor purchased three notes with aggregate principal of $1,000,000 with accompanying First November 2021 Warrants to purchase up to an aggregate of 54,644,811 shares of common stock. As of September 30, 2022, the First November 2021 Notes had an outstanding principal balance of $1,000,000 and accrued interest of $20,164. On November 29, 2022, the First November 2021 Notes were exchanged for a new convertible debenture (see Note 6).

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

On April 5, 2022, pursuant to the First April 2022 SPA, Matthew Schwartz, a member of the Board of Directors and a related party, purchased a convertible note with principal amount of $100,000 with accompanying First April 2022 Warrants to purchase 4,201,681 shares of common stock. The Company received net proceeds of $100,000 on March 24, 2022. As of September 30, 2022, the First April 2022 Note had an outstanding principal balance of $100,000 and accrued interest of $3,901. On November 29, 2022, the First April 2022 Note was exchanged for a new convertible debenture (see Note 6).

On May 9, 2022, pursuant to the May 2022 SPA the May 2022 Investor purchased four convertible notes for an aggregate investment amount of $1,000,000 with accompanying May 2022 Warrants to purchase shares of common stock equal to 20% of the number of the total shares of common stock issuable upon the conversion of the May 2022 Notes. During the year ended September 30, 2022, the Company received an aggregate of $1,000,000 of proceeds and issued an aggregate of 42,016,808 of the May 2022 Warrants. As of September 30, 2022, the May 2022 Notes had an aggregate outstanding principal balance of $1,000,000 and accrued interest of $20,110. On November 29, 2022, the May 2022 Note was exchanged for a new convertible debenture (see Note 6).

On June 15, 2022, pursuant to the June 2022 SPA, Danica Holley, a member of the Board of Directors and a related party, purchased a convertible note with principal of $50,000 with accompanying June 2022 Warrants to purchase 2,100,840 shares of common stock. As of September 30, 2022, the June 2022 Note had an outstanding principal balance of $50,000 and accrued interest of $1,173. On November 29, 2022, the June 2022 Note was exchanged for a new convertible debenture (see Note 6).

On July 29, 2022, the Company entered into a Demand Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for a principal balance of $125,000, and on September 2, 2022, the Company entered into a second Demand Promissory Note Agreement with Jeffrey Busch for a principal balance of $150,000 (collectively referred to as called the “Busch Notes”). The Busch Notes bear an annual interest rate of 8% and are payable on demand. The outstanding principal and accrued interest on the Busch Note is contingently convertible, in full, at the option of the lender, into the same security which is being issued by the Company in its next private placement of equity or equity backed securities at any time after the inception date. As of September 30, 2022, the Busch Notes had an outstanding principal balance of $275,000 and accrued interest of $2,683 and are reflected in the accompanying balance sheet as a short-term convertible note payable – related party. On November 29, 2022, the Busch Notes were exchanged for a new convertible debenture (see Note 6).

On August 11, 2022, the Company entered into a Demand Promissory Note Agreement with a related party, who is an affiliate stockholder, for a principal balance of $375,000. The note bears an annual interest rate of 8% and is payable on demand. The outstanding principal and accrued interest of the note is contingently convertible, in full, at the option of the lender, into the same security which is being issued by the Company in its next private placement of equity or equity backed securities at any time after the inception date. As of September 30, 2022, this note had an outstanding principal balance of $375,000 and accrued interest of $4,110 and is reflected in the accompanying balance sheet as a short-term convertible note payable – related party. On November 29, 2022, this note was exchanged for a new convertible debenture (see Note 6).

On September 2, 2022, the Company entered into a Demand Promissory Note Agreement with a related party, who is an affiliate stockholder, for a principal balance of $350,000. The note bears an annual interest rate of 8% and is payable on demand. The outstanding principal and accrued interest of the note is contingently convertible, in full, at the option of the lender, into the same security which is being issued by the Company in its next private placement of equity or equity backed securities at any time after the inception date. As of September 30, 2022, this note had an outstanding principal balance of $350,000 and accrued interest of $2,148 and is reflected in the accompanying balance sheet as a short-term convertible note payable – related party. On November 29, 2022, this note was exchanged for a new convertible debenture (see Note 6).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

During the year ended September 30, 2022, the Company advanced a total of $13,883 to a related party, which is an affiliate entity and a majority shareholder of the Company. During the year ended September 30, 2022, the Company recorded bad debt expense of $35,594 related to the write off of related party advances. As of December 31, 2022 and September 30, 2022, the Company had related party receivable balances of $0.

On November 1, 2022, the Company entered into a Demand Promissory Note Agreements with two related parties, who are affiliate stockholders, for a principal balance of $120,000. The notes bore an annual interest rate of 8% and were payable on demand. The outstanding principal and accrued interest of the notes was contingently convertible, in full, at the option of the lender, into the same security issued by the Company in its next private placement of equity or equity backed securities at any time after the inception date. In December 2022, these short-term loans were repaid.

On November 29, 2022, in connection with the Share Exchange Agreements and New Related Party Convertible Debentures discussed in Note 6, the May 2021 Warrants, First November 2021 Warrants, First April 2022 Warrants, May 2022 Warrants, and June 2022 Warrants, aggregating 385,441,138 warrants, were amended to reduce the exercise price to $0.003 per share. Additionally, 63,897,764 warrants issued in connection with Series F preferred stock were amended to reduce the exercise price to $0.003 per share. In conjunction with the price reduction, the price protection feature for all these warrants was eliminated. All other terms of the warrants remained the same. (See Note 6).

On November 29, 2022, the Company consummated the Initial Closing of the Offering pursuant to the terms and conditions of the Purchase Agreement, by and among the Company the Related Party Purchasers and the Collateral Agent. At the Initial Closing, the Company sold the related party Purchasers (i) the New Related Party Debentures in an aggregate principal amount of $550,000 and (ii) the New Related Party Warrants to purchase up to 157,142,857 shares of Common Stock, subject to adjustments provided by the Warrants, which represents 100% warrant coverage. The Company received a total of $412,092 in net proceeds at the Initial Offering from the Related Party Purchasers, net of the Original Issue Discount of $50,000, commissions of $58,200 and other offering costs of $29,708. (See Note 6).

On November 29, 2022, the Company entered into Securities Exchange Agreements with the Exchanged Related Party Notes and accrued interest payable of $120,750 were exchanged for New Related Party Debentures. Additionally, on November 29, 2022, in order to induce the related party investors to exchange the respective convertible notes into the Related Party Debentures, the aggregate principal amount of the Exchanged Related Party Notes and accrued interest payable was increased by 15% (those issued for the August 11, 2022 and September 2, 2022 Demand Promissory Notes were issued with 10% OID), or $589,505, for new Related Party Debentures with an aggregate principal amount of $4,860,255. (See Note 6).

On November 29, 2022, the Company entered into Securities Exchange Agreements with related party preferred stock holders, whereby related party holders of 1,000 shares of Series E preferred stock with a stated value of $2,000,000 and accrued dividends payable of $66,630, and related party holders of 500 shares of Series F preferred stock with a stated value of $1,000,000 and accrued dividends payable of $33,315 were exchanged for the New Related Party Debentures. Additionally, on November 29, 2022, in order to induce the related party preferred stockholders to exchange their respective preferred shares into the New Related Party Debentures, the aggregate stated value and accrued dividends payable were increased by 15%, or $464,992, for new Related Party Debentures with an aggregate principal amount of $3,564,937. (See Note 6).

As of December 31, 2022 and September 30, 2022, the Company owed several executives and directors for expense reimbursements and consulting fees in the aggregate amount of $6,000 and $16,223, respectively, which is reflected on the accompanying balance sheet as accounts payable – related parties.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

On December 31, 2022 and September 30, 2022, net amount due to related parties consisted of the following:

	December 31, 2022	September 30, 2022

Convertible notes principal – related parties	$8,975,192	$4,150,000
Discount on convertible notes - related parties	(8,203,748)	(1,844,186)
Note payable principal – related parties	350,000	350,000
Accrued liabilities - related parties	82,043	76,927
Accounts payable – related parties	6,000	16,223
Total	$1,209,487	$2,748,964

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

As of December 31, 2022 and September 30, 2022, there were 667 shares of the Company’s Series A Preferred Stock issued and outstanding held by a former member of the Board of Directors.

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

DECEMBER 31, 2022

(UNAUDITED)

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

On November 29, 2022, the Company entered into Securities Exchange Agreements with preferred stockholders, whereby holders of 902 shares of Series C-1 preferred stock with a stated value of $372,303 were exchanged for the New Debentures (See Note 6).

As of December 31, 2022 and September 30, 2022, the Company had 141 and 1,043 shares of Series C-1 Preferred Stock issued and outstanding, respectively.

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

DECEMBER 31, 2022

(UNAUDITED)

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

On November 29, 2022, the Company entered into Securities Exchange Agreements with preferred stockholders, whereby holders of 3,037 shares of Series C-2 preferred stock with a stated value of $1,245,935 were exchanged for the New Debentures (See Note 6).

As of December 31, 2022 and September 30, 2022, the Company had 0 and 3,037 shares of Series C-2 Preferred Stock, respectively, issued and outstanding.

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

DECEMBER 31, 2022

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

On November 29, 2022, the Company entered into Securities Exchange Agreements with related party preferred stockholders, whereby related party holders of 1,000 shares of Series E preferred stock with a stated value of $2,000,000 and accrued dividends payable of $66,630 were exchanged for the New Related Party Debentures. (See Note 6).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

During the three months ended December 31, 2022 and 2021, the Company incurred $26,301 and $40,329 of Series E dividends. As of December 31, 2022 and September 30, 2022, dividend payable balances were $0 and $40,329, respectively, reflected in the accompanying unaudited balance sheets as accrued liabilities instead of temporary equity.

As of December 31, 2022 and September 30, 2022, the Company had 0 and 1,000 shares of Series E Preferred Stock issued and outstanding classified as temporary equity in the accompanying unaudited balance sheets, respectively.

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

DECEMBER 31, 2022

(UNAUDITED)

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

On November 29, 2022, the Company entered into Securities Exchange Agreements with related party preferred stockholders, whereby related party holders of 500 shares of Series F preferred stock with a stated value of $1,000,000 and accrued dividends payable of $33,315 were exchanged for the New Related Party Debentures (See Note 6).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

During the three months ended December 31, 2022 and September 30, 2022, the Company also recorded dividends related to the Series F Preferred Stock in the amount of $13,151 and $20,164. As of December 31, 2022 and September 30, 2022, dividend payable balances were $0 and $20,164, respectively, reflected in the accompanying unaudited balance sheets as accrued liabilities instead of temporary equity.

As of December 31, 2022 and September 30, 2022, the Company had 0 and 500 shares of Series F Preferred Stock issued and outstanding classified as temporary equity in the accompanying unaudited balance sheets, respectively.

Stock Options

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

During the three months ended December 31, 2022, in connection with the accretion of stock-based option expense over the vesting period, the Company recorded stock option expense of $612,173. As of December 31, 2022, there were 1,901,410,519 options outstanding and 1,380,407,725 options vested, subject to the filing of a registration on Form S-8 for the registration of the shares underlying such options. As of December 31, 2022, there was $1,358,129 of unvested stock-based compensation expense to be recognized through August 2026. The aggregate intrinsic value on December 31, 2022 was $0 and was calculated based on the difference between the quoted share price on December 31, 2022 of $0.0034 and the exercise price of the underlying options.

Stock option activities for the three months ended December 31, 2022 are summarized as follows:

	Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding September 30, 2022	1,901,410,519		$0.0036	9.88	$-
Granted	-		-		-
Balance Outstanding December 31, 2022	1,901,410,519		$0.0036	9.63	$0
Exercisable, December 31, 2022	1,380,407,725	(a)	$0.0036	9.63	$0

Balance Non-vested on September 30, 2022	547,666,344		$0.0036	9.88	$-
Granted	-		-	-	-
Vested during the period	(26,663,550)		0.0036	-	-
Balance Non-vested on December 31, 2022	521,002,794		$0.0036	9.63	$0

(a)	These vested options are only exercisable upon the company filing an S-8 to register the underlying shares.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

Warrants

Legacy Warrants

On May 12, 2021, in connection with the issuance of a convertible note, the Company issued a Warrant to purchase up to 63,897,764 shares of common stock at an exercise price of $0.00313 per share (subject to adjustment as provided therein) until May 12, 2026 (see Note 6). The Warrants are exercisable for cash at any time. The Warrant was valued at $984,200 using the relative fair value method was recorded as debt discount which was being amortized over the life of the convertible note.

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

On November 1, 2021, the Company issued the First November 2021 Warrants to purchase an aggregate of 54,644,811 shares of common stock. The First November 2021 Warrants are exercisable at any time at a price equal to $0.00366 per share (subject to adjustment) until November 1, 2026. The First November 2021 Warrants were valued at $990,048 using the relative fair value method and were recorded as a debt discount which was being amortized over the life of the First November 2021 Notes (see Note 6 and Note 8).

On November 1, 2021, the Company issued the Second November 2021 Warrants to purchase an aggregate of 27,322,406 shares of common stock. The Second November 2021 Warrants are exercisable at any time at a price equal to $0.00366 per share (subject to adjustment) until November 1, 2026. The Second November 2021 Warrants were valued at $495,560 using the relative fair value method and were recorded as a debt discount which was being amortized over the life of the Second November 2021 Notes (see Note 6).

On November 1, 2021, the Company issued the Third November 2021 Warrants to purchase an aggregate of 27,322,406 shares of common stock. The Third November 2021 Warrants are exercisable at any time at a price equal to $0.00366 per share (subject to adjustment) until November 1, 2026. The Third November 2021 Warrants were valued at $495,560 using the relative fair value method and were recorded as a debt discount which was being amortized over the life of the Third November 2021 Notes (see Note 6).

On January 26, 2022, the Company, upon the approval of the First November 2021 Investor, amended the First November 2021 SPA whereby the Company issued additional cashless-exercisable warrants to purchase 218,579,234 shares of common stock. As a result, the total relative fair value of all warrants in total increased by $34,630, recorded as debt discount, which was being amortized over the life of the First November 2021 Notes (see Note 6). These warrants were exercisable at a price equal to $0.00366 per share (subject to adjustment) until November 1, 2026.

On January 26, 2022, the Company, upon the approval of the Second November 2021 Investor, amended the Second November 2021 SPA whereby the Company issued additional cashless-exercisable warrants to purchase 109,289,616 shares of common stock. As a result, the total relative fair value of all warrants in total increased by $22,429, recorded as debt discount, which was being amortized over the life of the Second November 2021 Notes (see Note 6). These warrants were exercisable at a price equal to $0.00366 per share (subject to adjustment) until November 1, 2026.

On January 26, 2022, the Company, upon the approval of the Third November 2021 Investor, amended the Third November 2021 SPA whereby the Company issued additional cashless-exercisable warrants to purchase 109,289,616 shares of common stock. As a result, the total relative fair value of all warrants in total increased by $22,429, recorded as debt discount, which was being amortized over the life of the Third November 2021 Notes (see Note 6). These warrants were exercisable at a price equal to $0.00366 per share (subject to adjustment) until November 1, 2026.

On January 27, 2022, the Company issued the First January 2022 Warrants to purchase an aggregate of 136,612,022 shares of common stock. The First January 2022 Warrants are exercisable at any time at a price equal to $0.00366 per share (subject to adjustment) until November 1, 2026. The First January 2022 Warrants were valued at $472,403 using the relative fair value method and were recorded as a debt discount which was being amortized over the life of the First January 2022 Note (see Note 6).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

On January 31, 2022, the Company issued the Second January 2022 Warrants to purchase an aggregate of 136,612,022 shares of common stock. The Second January 2022 Warrants are exercisable at any time at a price equal to $0.00366 per share (subject to adjustment) until November 1, 2026. The Second January 2022 Warrants were valued at $469,810 using the relative fair value method and were recorded as a debt discount which was being amortized over the life of the Second January 2022 Note (see Note 6).

On January 31, 2022, the Company issued to two consultants an aggregate of 16,393,443 warrants as a placement fee in connection with the First January 2022 Note and Second January 2022 Note (collectively as “January 2022 Notes”) (see Note 6). These warrants are exercisable at a price equal to $0.00366 per share until November 1, 2024. These warrants were valued at $54,595 using the relative fair value method and were recorded as a debt discount which was being amortized over the life of the January 2022 Note.

On April 5, 2022, the Company issued the First April 2022 Warrants to purchase 4,201,681 shares of common stock. The First April 2022 Warrants are exercisable at any time at a price equal to $0.00476 per share (subject to adjustment) until April 1, 2027. The First April 2022 Warrants were valued at $89,815 using the relative fair value method and was recorded as debt discount which was being amortized over the life of the First April 2022 Note (see Note 6 and Note 8).

During April 2022, the Company issued the Second April 2022 Warrants to purchase an aggregate of 17,857,144 shares of common stock. The Second April 2022 Warrants are exercisable at any time at price equal to $0.00476 per share (subject to adjustment) until April 1, 2027. The Second April 2022 Warrants were valued at $335,593 using the relative fair value method and were recorded as debt discount which was being amortized over the life of the Second April 2022 Notes (see Note 6).

On May 9, 2022, the Company issued the May 2022 Warrants to purchase an aggregate of 42,016,808 shares of common stock. The May 2022 Warrants are exercisable at any time at a price equal to $0.00476 per share (subject to adjustment) until April 1, 2027. The May 2022 Warrants were valued at $178,449 using the relative fair value method and were recorded as debt discount which was being amortized over the life of the May 2022 Notes (see Note 6 and Note 8).

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

On July 1, 2022, the Company issued the July 2022 Warrants to purchase an aggregate of 2,100,840 shares of common stock. The July 2022 Warrants are exercisable at any time at a price equal to $0.00476 per share (subject to adjustment) until April 1, 2027. The July 2022 Warrants were valued at $8,190 using the relative fair value method and were recorded as debt discount which was being amortized over the life of the July 2022 Notes (see Note 6).

On November 29, 2022, in connection with the Share Exchange Agreements and New Convertible Debt discussed below, the May 2021 Warrants, First November 2021 Warrants, First April 2022 Warrants, May 2022 Warrants, and June 2022 Warrants, aggregating 385,441,138 warrants, were amended to reduce the exercise price to $0.003 per share. Additionally, 63,897,764 warrants issued in connection with Series F preferred stock were amended to reduce the exercise price to $0.003 per share. All other terms of the warrants remained the same. As a result of the November 29, 2022 amendment to the exercise price, the Company calculated the difference between the warrants fair values on November 29, 2022, the date of the amendment, using the then current exercise price ranging from $0.00366 to $0.00476 and the new exercise price of $0.003 and determined that the difference was insignificant. (See Note 6).

On November 29, 2022, in connection with the Share Exchange Agreements and New Convertible Debentures discussed in Note 6, the Second November 2021 Warrants, Third November 2021 Warrants, January 2022 Warrants, Second January 2022 Warrants, Second April 2022 Warrants, and the July 2022 Warrants, aggregating 566,406,072 warrants, were amended to reduce the exercise price to $0.003 per share. Additionally, 16,393,443 warrants issued to a placement agent in January 2022 were amended to reduce the exercise price to $0.003 per share. In conjunction with the price reduction, the price protection feature for all these warrants was eliminated. All other terms of the warrants remained the same. As a result of the November 29, 2022 amendment to the exercise price, the Company calculated the difference between the warrants fair values on November 29, 2022, the date of the amendment, using the then current exercise price ranging from $0.00366 to $0.00476 and the new exercise price of $0.003 and determined that the difference was insignificant. (See Note 6).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

New Warrants

In connection with the Securities Exchange Agreements with related parties for the exchange of the convertible notes and preferred shares for the New Related Party Debentures, as discussed in Note 6, the Company issued an aggregate of 2,564,340,702 warrants. The Warrants are exercisable for five years and six months from the earlier of the maturity date of the New Related Party Debentures and the closing of the Qualified Financing, at an exercise price equal to (i) in the event that a Qualified Offering is consummated prior to the exercise of the Warrant, the Qualified Offering Price, or (ii) in the event that no Qualified Offering has been consummated, the lower of: (A) $0.003 per share and (B) an amount equal to 70% of the average of the VWAP (or 50% of the average of the VWAP if an event of default has occurred and has not been cured) for the Common Stock over the ten Trading Days preceding the date of the delivery of the applicable exercise notice. If there is no effective registration statement covering the resale of the shares underlying the Warrants within 180 days following the closing of the Qualified Offering: (i) exercise may be via cashless exercise, and (ii) 5% additional Warrants will be issued by the Company to the holders for any portion of each month without such effective registration statement, up to a maximum of 25%. The Warrants contain certain price protection provisions providing for adjustment of the amount of securities issuable upon exercise of the Warrants in case of certain future dilutive events or stock-splits and dividends.

In connection with the Securities Exchange Agreements with investors for the exchange of the convertible notes and preferred shares for the New Debentures, as discussed in Note 6, the Company issued an aggregate of 2,269,030,092 warrants to investors. The Warrants are exercisable for five years and six months from the earlier of the maturity date of the New Debentures and the closing of the Qualified Financing, at an exercise price equal to (i) in the event that a Qualified Offering is consummated prior to the exercise of the Warrant, the Qualified Offering Price, or (ii) in the event that no Qualified Offering has been consummated, the lower of: (A) $0.003 per share and (B) an amount equal to 70% of the average of the VWAP (or 50% of the average of the VWAP if an event of default has occurred and has not been cured) for the Common Stock over the ten Trading Days preceding the date of the delivery of the applicable exercise notice. If there is no effective registration statement covering the resale of the shares underlying the Warrants within 180 days following the closing of the Qualified Offering: (i) exercise may be via cashless exercise, and (ii) 5% additional Warrants will be issued by the Company to the holders for any portion of each month without such effective registration statement, up to a maximum of 25%. The Warrants contain certain price protection provisions providing for adjustment of the amount of securities issuable upon exercise of the Warrants in case of certain future dilutive events or stock-splits and dividends.

In connection with the Initial Closing of the private placement, the Company and Gunnar, entered into the Placement Agency Agreement, pursuant to which Gunnar agreed to act as the Placement Agent. Pursuant to the terms of the Placement Agency Agreement, Gunner received 124,489,795 warrants. Additionally, the Company issued 16,000,000 warrants to a consultant in connection with the private placement offering.

Warrants activities for the three months ended December 31, 2022 is summarized as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Warrants	Price	(Years)	Value
Balance Outstanding on September 30, 2022	1,888,813,005	$0.003	3.26	$1,140,362

Issued in connection with a New Related Party Debentures (see Note 6)	2,564,340,702	0.003

Issued in connection with a New Debentures (see Note 6)	2,269,030,092	0.003

Issued to placement agent and consultant in connection with New Related Party and New Debentures (see Note 6)	140,489,795	0.003
Balance Outstanding on December 31, 2022	6,862,673,594	$0.0025	5.48	$8,731,840
Exercisable on December 31, 2022	6,662,673,594	$0.0025	5.56	$8,551,840

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Michael Ruxin, M.D.

On June 5, 2020, the Company and Dr. Michael Ruxin entered into an employment agreement (the “Ruxin Employment Agreement”) for Dr. Ruxin to serve as the Company’s Chief Executive Officer, President and a director.

The Ruxin Employment Agreement provides that Dr. Ruxin will be employed for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Dr. Ruxin will be entitled to receive an annual base salary of $300,000 and will be eligible for an annual discretionary bonus of 150% of such base salary. In the Ruxin Employment Agreement, Dr. Ruxin is entitled to, subject to the approval of the Board or a committee thereof, and under the 2022 Plan (i) a one-time grant of 49,047,059 Restricted Stock Units (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of common stock, In lieu of 49,047,059 RSU’s, on August 16, 2022, the Company granted 49,047,059 stock option plus the one-time grant of 420,691,653 stock options for an aggregate amount of 469,738,712 stock options with an exercise price of $0.0036 and an expiration date of August 15, 2032 and subject to vesting terms. Ruxin is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. For the period of May 2021 through November 2021 and from August 15, 2022 to September 30, 2022, Dr. Ruxin deferred 50% of his salary. As of December 31, 2022 and September 30, 2022, the Company had accrued payroll related to Dr. Ruxin’s salary deferment of $125,000 and $112,500, respectively.

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

The Busch Employment Agreement provides that Mr. Busch will be employed for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Mr. Busch will be entitled to receive an annual base salary of $60,000 and will be eligible for an annual discretionary bonus. In the Busch Employment Agreement, Mr. Busch is entitled to, subject to the approval of the Board or committee thereof, and under the 2020 Plan (i) a one-time grant of 49,047,059 Restricted Stock (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of common stock. In lieu of 49,047,059 RSU’s, on August 16, 2022, the Company granted 49,047,059 stock option plus the one-time grant of 420,691,653 stock options for an aggregate amount of 469,738,712 stock options with an exercise price of $0.0036 and an expiration date of August 15, 2032 and subject to vesting terms. Mr. Busch is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As of December 31, 2022 and September 30, 2022, the Company had accrued director compensation of $207,500 and $192,500, respectively.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

On December 31, 2021, the Company’s Board approved an increase in the base salary of Thomas E. Chilcott, III, the Company’s Chief Financial Officer, from $225,000 to $300,000 per year. The increase was effective January 1, 2022. The Board also approved two new bonuses for which Mr. Chilcott was eligible: (i) a $37,500 bonus payable upon the Company’s completion of a capital raise of at least $1,000,000; and (ii) a $37,500 bonus payable upon the Company’s completion of a capital raise of at least $2,000,000 in the aggregate. On December 6, 2022, the Board approved a bonus compensation plan pursuant to which Thomas E. Chilcott, III, the Company’s Chief Financial Officer, was eligible for: (i) a $150,000 bonus payable upon the successful filing of the Company’s report on Form 10-K for the annual period ended September 30, 2022 (the “ Annual Report ”) on or before December 29, 2022; or (ii) a $100,000 bonus payable upon the successful filing of the Company’s Annual Report on or before January 13, 2023 (collectively, the “Bonus”). During the three months ended December 31, 2022, an aggregate bonus of $150,000 was paid to Mr. Chilcott.

Faith Zaslavsky

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Effective January 1, 2021, the Company entered into a consulting agreement with Mr. Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor. The agreement was effective for a period of twelve months, commencing on January 1, 2021 and shall renew on a month-to month basis, subject to the right of the Company and Mr. Kucharchuk to terminate the agreement pursuant to the agreement. Pursuant to the agreement, Mr. Kucharchuk shall be paid $2,000 per month. As of December 31, 2022 and September 30, 2022, the Company had an accounts payable – related payable balance of $6,000 and $12,000 related to this consulting agreement, respectively (See Note 8).

License Agreements

GMU License Agreement

In September 2006, the Company entered into an exclusive license agreement with George Mason Intellectual Properties (“GMU License Agreement”), a non-profit corporation formed for the benefit of George Mason University (“GMU”) which: (1) grants an exclusive worldwide license, with the right to grant sublicenses, under the licensed inventions to make, have made, import, use, market, offer for sale and sell products designed, manufactured, used and/or marketed for all fields and for all uses, subject to the exclusions as defined in the GMU License Agreement; (2) grants an exclusive option to license past, existing, or future inventions in the Company’s field, from inventors that are obligated to assign to GMU and who have signed a memorandum of understanding acknowledging that developed intellectual property will be offered, subject to the exclusions as defined in the GMU License Agreement; (3) the license and option granted specifically excludes biomarkers for lung, ovarian, and breast cancers in a diagnostic field of use and GMU inventions developed using materials obtained from third parties under agreements granting rights to inventions made using said materials and; (4) grants right to assign or otherwise transfer the license so long as such assignment or transfer is accompanied by a change of control transaction and GMU is given 14 days’ prior notice. In addition, the Company is required to make an annual payment of $50,000 to GMU as well as pay GMU a quarterly royalty equal to the net revenue multiplied by one and one-half percent (1.5%), due on a quarterly basis or a quarterly sublicense royalty equal to the net revenue multiplied by fifteen percent (15%). Further, the Company has the right of first refusal for all technology associated with RPPA technology from GMU. As of December 31, 2022 and September 30, 2022, the Company has accrued royalty fees of $2,526 and $2,443, respectively, reflected in the accompanying unaudited balance sheet in accrued liabilities.

NIH License Agreement

In March 2018, the Company entered into two license agreements (“NIH License Agreements”) with the National Institutes of Health (“NIH”) which grants the Company an exclusive and a nonexclusive United States license for certain patents. Pursuant to the NIH License Agreements, the Company is required to make an annual payment of $1,000 to the NIH as well as pay the NIH a royalty equal to the net sales multiplied by three percent (3.0%) every June 30th and December 31st. Commencing on January 1st of the year following the year of the first commercial sale, the Company is subject to a non-refundable minimum annual royalty of $5,000. In addition, a sublicense royalty equal to the net revenue multiplied by ten percent (10%) will be payable upon sublicensing. As of December 31, 2022 and September 30, 2022, the Company has accrued royalty fees of $0.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Other Contingencies

Pursuant to ASC 450-20 – Loss Contingencies, liabilities for contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of December 31, 2022 and September 30, 2022, the Company has recorded a contingent liability of $80,240 and $78,440, respectively, resulting from certain liabilities of Avant prior to the asset sale and recapitalization transaction (see Note 1). The contingent liabilities consisted of two notes payables with a total outstanding principal balance of $40,000 as of December 31, 2022 and September 30, 2022 and accrued interest payable of $40,240 and $38,440 as of December 31, 2022 and September 30, 2022, respectively.

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

On August 16, 2022, Erika Singleton filed a complaint against the Company in the Eighth Judicial District Court, Clark County, Nevada, Case No. A-22-857038-C. Plaintiff alleges that the Company did not provide her with physical stock certificates for 200,000 shares of common stock Plaintiff purchased for $2,000 in 2017. Based on these and other allegations, Plaintiff asserts claims against the Company for breach of contract, violation of Florida securities law, fraud, and unjust enrichment. The court has set the hearing on our motion to dismiss for March 23, 2022. The Plaintiff has until March 2, 2023 to file her opposition to our motion to dismiss and we will then have until March 16, 2023 to file our reply.

NOTE 11 – SUBSEQUENT EVENTS

On January 27, 2023, the Company consummated the second closing (the “Second Closing”) of the Offering pursuant to the terms and conditions of that certain Purchase Agreement, dated as of November 29, 2022, by and among the Company, certain accredited investors (the “Second Closing Purchasers”) and Cavalry Fund I Management LLC, a Delaware limited liability company, in its capacity as Collateral Agent. At the Second Closing, the Company sold the Purchasers (i) New Debentures in an aggregate principal amount of $1,045,000 and (ii) Warrants to purchase up to 298,571,429 shares of Common Stock, subject to adjustments provided by the Warrants, which represents 100% warrant coverage. The Company received a total of $950,000 in gross proceeds at the Second Offering, taking into account the 10% original issue discount, before deducting offering expenses and commissions.

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

Pursuant to the terms of the Placement Agency Agreement, the Company agreed to (i) pay Gunnar a cash placement fee of 10% of the gross cash proceeds raised in the Second Offering, and (ii) issue to Gunnar additional PA Warrants on the terms identical to the Warrants sold in the Second Offering in an amount equal to 10% of the New Debentures sold to Second Closing Purchasers. As a result of the foregoing, the Company paid Gunnar an aggregate commission of $95,000 in connection with the Second Closing. The Company also paid $7,500 in fees to Gunnar’s legal counsel.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(UNAUDITED)

The New Debentures mature on November 29, 2023, subject to a three-month extension at the sole discretion of the Company. The New Debentures bear interest at 10% per annum payable upon conversion or maturity. The Debentures are convertible into shares of Common Stock at any time after the maturity date and prior to Mandatory Conversion (as defined below) at the conversion price equal to the lesser of: (i) $0.003 per share and (ii) 70% of the average of the VWAP (as defined in the Debentures) (or 50% of the average of such VWAP if an event of default has occurred and has not been cured) of the Common Stock during the ten Trading Day (as defined in the New Debentures) period immediately prior to the applicable conversion date. The New Debentures are subject to Mandatory Conversion in the event the Company closes a Qualified Offering. The conversion price per share of Common Stock in the case of a Mandatory Conversion shall be the Qualified Offering Price. Alternatively, upon a Mandatory Conversion, the holders of the New Debentures may elect to exchange their Debentures for newly issued convertible preferred securities at a price per share equal to the Qualified Offering Price or the five-day VWAP of the Common Stock prior to the date that is 181 days after the closing of the Qualified Offering.

Notwithstanding the preceding, holders of New Debentures shall have the right to require satisfaction of up to 40% of all amounts outstanding under the New Debentures, in cash, at the time of a Qualified Financing. Investors that are exchanging shareholders shall have the right to require satisfaction of up to 10% of all amounts outstanding under the Debentures, in cash, at the time of a Qualified Financing. The New Debentures also contain certain price protection provisions providing for adjustment of the number of shares of Common Stock issuable upon conversion of the Debentures in case of certain future dilutive events or stock-splits and dividends.

The Company’s obligations under the Purchase Agreement and the New Debentures are secured by a first priority lien on all of the assets of the Company pursuant to that certain Security Agreement, dated November 29, 2022 (the “Security Agreement”) by and among the Company, the Purchasers and the Collateral Agent.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with our historical financial statements. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see Part II, Item 1A of this Quarterly Report on Form 10-Q, “Risk Factors,” and the risk factors included in our September 30, 2022, Annual Report on Form 10-K.

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

Theralink is advancing proprietary technology in the field of phosphoproteomic research, a sector which has emerged as one of the most exciting new components in the high-growth field of precision molecular diagnostics. This technology is intended to make it possible to generate an accurate and comprehensive portrait of protein pathway activation in diseased cells from each patient, which may enable providers to identify and match individuals with optimal targeted molecular therapies. This technology enables the quantitative measurement of the active protein(s) in cancer cells and their level of activation. We believe the technology’s measurement sensitivity is many times greater than conventional mass spectrometry and other protein immunoassays. Initially spun-out from GMU in 2006, and subsequently elevated to the federal government’s Center for Medicare & Medicaid Services’ (“CMS”) and Clinical Laboratory Improvement Amendments (“CLIA”) standards, Theralink’s assay may prove highly useful for oncology patient management by improving (i) chemotherapy drug selection; (ii) immunotherapy drug selection; and (iii) optimizing combination therapy selection.

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

On December 5, 2022, we appointed Faith Zaslavsky as President and Chief Operating Officer of the Company. Prior to joining the Company, Ms. Zaslavsky served as the President of Oncology of Myriad Genetics, Inc. Ms. Zaslavsky served Myriad in several roles for the past 22 years, and prior to serving as Myriad’s President of Oncology, Ms. Zaslavsky served as Myriad’s National Sales Director of Oncology from 2017 to 2019 and a Regional Sales Director of Women’s Health from 2015 to 2017.

Results of Operations

Comparison for the Three Months Ended December 31, 2022 and 2021

Revenue

●	During the three months ended December 31, 2022 and 2021, we generated revenues of $55,295 and $78,975, respectively, a decrease of $23,680, or 30%. The decrease was primarily attributable to a decrease in services performed under research and development contracts for pharmaceutical companies.

Costs of Revenues

●	During the three months ended December 31, 2022 and 2021, we incurred cost of revenue of $10,818 and $43,565, respectively, a decrease of $32,747, or 75%. The decrease in the fiscal 2023 period cost of revenue as a percentage of revenue over the fiscal 2022 period was because in the fiscal 2022 period, the Company was required to purchase expensive third-party samples for certain pharmaceutical contracts. This increased cost significantly decreased the gross profit for the fiscal 2022 period.

Gross Margin

●	For the three months ended December 31, 2022 and 2021, gross profit was $44,477 and $35,410, respectively, an increase of $9,067, or 26% which represents a gross margin of 80% in the fiscal 2023 period versus 45% in the fiscal 2022 period. The increase was primarily attributable to the decrease in revenue and decrease in cost of revenue discussed above.

Operating Expenses

For the three months ended December 31, 2022 and 2021, operating expenses consisted of the following:

	For the Three Months Ended December 31,
	2022	2021
Professional fees	$387,438	$217,823
Compensation expense	1,752,699	625,855
Licensing fees	31,637	36,092
General and administrative expenses	448,493	537,656
Total	$2,620,267	$1,417,426

Professional fees:

●	For the three months ended December 31, 2022, professional fees increased by $169,615, or 78%, as compared to the three months ended December 31, 2021. The increase was primarily attributable to an increase in stock-based consulting fees of $64,946 related to accretion of stock option expense from the issuance of stock options to consultants in August 2022, an increase in legal fees of $31,073, an increase in accounting fees of $10,162, an increase in consulting fees of $54,129, and an increase in other professional fees of $9,305.

Compensation expense:

●	For the three months ended December 31, 2022, compensation expense increased by $1,126,844, or 180%, as compared to the three months ended December 31, 2021. The increase was primarily attributable to an increase in stock-based compensation of $547,227 related to accretion of stock option expense from the issuance of stock options to employees in August 2022, and an increase in administrative compensation and related employee benefits and expenses resulting from additional employees being hired and a bonus paid to our CFO.

Licensing fees:

●	For the three months ended December 31, 2022, licensing fees decreased by $4,455, or 12%, as compared to the three months ended December 31, 2021. Licensing fees are mainly for the lab software, the GMU license and state licenses. During 2022, the Company obtained licenses from numerous states to conduct business as a certified lab. The expanded national footprint is the driving force behind the fluctuations in licensing fees.

General and administrative expenses:

●	For the three months ended December 31, 2022, general and administrative expenses decreased by $89,163, or 17%, as compared to the three months ended December 31, 2021. The decrease was primarily due to a decrease in laboratory and biological supplies expense of approximately $20,900 due to a decrease in breast cancer research and development, and a decrease in sample analysis services expense of approximately $113,295 due to the termination of our relationship with our service provider and bringing this function in-house. These decreases were offset by an increase in samples expense of $25,000 for research and development, an increase in travel expense of $13,979, and increases in other general and administrative expenses.

Loss from Operations

For the three months ended December 31, 2022, loss from operations amounted to $2,575,790 as compared to $1,382,016 for the three months ended December 31, 2021, an increase of $1,193,774, or 86%. The increase was primarily a result of the increase in operating expenses discussed above.

Other Income (Expenses), net

For the three months ended December 31, 2022 and 2021, total other expenses, net amounted to $33,880,557 and $130,251, respectively, an increase of $33,750,306. The change was primarily due to an increase in interest expense of $1,713,534 resulting from additional debt incurred in 2023 and an increase in amortization of debt discount, an increase in unrealized loss on market securities of $7,400, an increase in loss on debt extinguishment of $5,434,447 resulting from the exchange of convertible notes and preferred stock to new debentures on November 29, 2022, an increase in settlement expense of $200,000, and an increase in derivative expense of $26,397,075 resulting from the treatment of the new debentures and warrants as derivative liabilities.

Preferred Stock Dividend and Deemed Dividend

For the three months ended December 31, 2022, we recorded dividends for the Series E Preferred stock and Series F Preferred stock in the amount of $26,301 and $13,151, respectively, for a total of $39,452 of preferred stock dividends.

For the three months ended December 31, 2021, we recorded dividends for the Series E Preferred stock and Series F Preferred stock in the amount of $40,329 and $20,164, respectively, for a total of $60,493 of preferred stock dividends.

Net Loss Attributed to Common Stockholders

For the three months ended December 31, 2022, net loss attributed to common stockholders amounted to $36,495,799, or $(0.01) per share (basic and diluted) compared to net loss attributed to common stockholders of to $1,572,760, or $(0.00) per share (basic and diluted), for the three months ended December 31, 2021, an increase of $34,923,039. The increase was a result of the changes in operating expenses and other expenses, net discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $44,998,742 and $1,130,902 in cash as of December 31, 2022 and a working capital deficit of $2,808,736 and $393,460 in cash as of September 30, 2022.

	December 31, 2022	September 30, 2022	Net Change	Percentage Change
Working capital (deficit):
Total current assets	$1,378,620	$646,984	$731,636	113%
Total current liabilities	(46,377,362)	(3,455,720)	(42,921,642)	1,242%
Working capital (deficit):	$(44,998,742)	$(2,808,736)	$(42,190,006)	1,502%

The decrease in working capital deficit was primarily attributable to the increase in current liabilities of $42,921,642 primarily related to an increase in derivative liabilities (non-cash) offset by an increase in current assets of $731,636.

Cash Flows

The following table sets forth a summary of changes in cash flows for the three months ended December 31 2022 and 2021:

	Three Months Ended December 31,
	2022	2021
Cash used in operating activities	$(1,776,349)	$(1,494,792)
Cash used in investing activities	(7,980)	-
Cash provided by financing activities	2,521,771	1,595,623
Net change in cash	$737,442	$100,831

Net Cash Used in Operating Activities:

Net cash used in operating activities was $1,776,349 for the three months ended December 31, 2022 as compared to $1,494,792 for the three months ended December 31, 2021, an increase of $281,557, or 19%.

●	Net cash used in operating activities for the three months ended December 31, 2022 primarily reflected our net loss of $36,456,347 adjusted for the add-back of non-cash items such as depreciation expense of $50,479, non-cash lease cost of $6,514, accretion of stock options expense of $612,173, amortization of debt discount of $1,602,646, loss on debt extinguishment of $5,434,447, non-cash settlement expense of $200,000, and derivative expense of $26,397,075, and changes in operating assets and liabilities consisting primarily of an increase in accounts receivable of $16,170, a decrease in prepaid expenses and other current assets of $19,976, a decrease in accounts payable of $65,788, an increase in accrued liabilities and other liabilities of $416,146, and an increase in contract liabilities of $20,500.

●	Net cash used in operating activities for the three months ended December 31, 2021 primarily reflected our net loss of $1,512,267 adjusted for the add-back of non-cash items such as depreciation expense of $47,557, non-cash lease cost of $7,379, amortization of debt discount of $92,019, gain on operating lease modification of $8,229, unrealized gain on marketable securities of $5,400 and changes in operating asset and liabilities consisting primarily of an increase in accounts receivable of $49,725, an increase in prepaid expenses and other current assets of $25,318, an increase in accrued liabilities and other liabilities of $28,484, and an increase in deferred revenue of $20,750 offset by a decrease in laboratory supplies of $49,356 and a decrease in accounts payable of $139,398.

Net Cash Used in Investing Activities

Net cash used in investing activities was $7,980 for the three months ended December 31, 2022 as compared to net cash used in investing activities of $0 for the three months ended December 31, 2021, an increase of $7,980, or 100%.

●	Net cash used in investing activities for the three months ended December 31, 2022, resulted from the purchase of property and equipment of $7,980.

Cash Provided by Financing Activities:

Net cash provided by financing activities was $2,521,771 for the three months ended December 31, 2022 as compared to $1,595,623 for the three months ended December 31, 2021, an increase of $926,148, or 58%.

●	Net cash provided by financing activities for the three months ended December 31, 2022 consisted of $416,562 of net proceeds from related party debentures, $2,118,088 of net proceeds from debentures, offset by repayment of $12,879 of financed leases.

●	Net cash provided by financing activities for the three months ended December 31, 2021 consisted of proceeds from convertible debt – related party of $667,000 and convertible debt of $1,000,000 offset by payments of accrued dividends payable of $59,988 and repayment of financed lease of $11,389.

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

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had net loss and net cash used in operations of $36,456,347 and $1,776,349, respectively, for the three months ended December 31, 2022. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $99,303,616, $44,302,919 and $44,998,742 on December 31, 2022. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Recent Financings

Convertible Debt – Related Parties

On November 1, 2021, the Company entered into the First November 2021 SPA with the First November 2021 Investor, an affiliate stockholder, to purchase the First November 2021 Notes and the First November 2021 Warrants, for an aggregate investment amount of $1,000,000. The Company received $1,000,000 in aggregate proceeds from the First November 2021 Notes. As of September 30, 2022, the First November 2021 Notes had an outstanding principal of $1,000,000 and accrued interest of $20,164. On November 29, 2022, the First November 2021 Notes were exchanged for a new convertible debenture (see below).

On April 5, 2022, pursuant to the First April 2022 SPA, Matthew Schwartz, a member of the Board of Directors and a related party, purchased a convertible note with principal of $100,000 with accompanying First April 2022 Warrants to purchase 4,201,681 shares of common stock. The Company received net proceeds of $100,000 on March 24, 2022. As of September 30, 2022, the First April 2022 Note had an outstanding principal balance of $100,000 and accrued interest of $3,901. On November 29, 2022, the First April 2022 Note was exchanged for a new convertible debenture (see below).

On May 9, 2022, the Company entered into the May 2022 SPA with the May 2022 Investor, an affiliate stockholder, to purchase the May 2022 Notes and the May 2022 Warrants. The Company received $1,000,000 in aggregate proceeds from the May 2022 Notes. As of September 30, 2022, the May 2022 Notes had an aggregate outstanding principal balance of $1,000,000 and accrued interest of $20,110. On November 29, 2022, the May 2022 Note was exchanged for a new convertible debenture (see below).

On June 15, 2022, pursuant to the June 2022 SPA, Danica Holley, a member of the Board of Directors and a related party, purchased the June 2022 Note with a principal balance of $50,000 and accompanying June 2022 Warrants to purchase 2,100,840 shares of common stock. The Company received net proceeds of $50,000 on June 15, 2022. As of September 30, 2022, the June 2022 Note had an outstanding principal balance of $50,000 and accrued interest of $1,173. On November 29, 2022, the June 2022 Note was exchanged for a new convertible debenture (see below).

On July 29, 2022, the Company entered into a Demand Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for a principal balance of $125,000, and on September 2, 2022, the Company entered into a second Demand Promissory Note Agreement with Jeffrey Busch for a principal balance of $150,000 (collectively referred to as called the “Busch Notes”). As of September 30, 2022, the Busch Notes had an outstanding principal balance of $275,000 and accrued interest of $2,683 and are included in the accompanying balance sheet as a short-term convertible note payable – related party. On November 29, 2022, the Busch Notes were exchanged for a new convertible debenture (see below).

On August 11, 2022, the Company entered into a Demand Promissory Note Agreement with a related party, who is an affiliate stockholder, for a principal balance of $375,000. As of September 30, 2022, this note had an outstanding principal balance of $375,000 and accrued interest of $4,110 and is included in the accompanying balance sheet as a short-term convertible note payable – related party. On November 29, 2022, this note was exchanged for a new convertible debenture (see below).

On September 2, 2022, the Company entered into a Demand Promissory Note Agreement with a related party, who is an affiliate stockholder, for a principal balance of $350,000. As of September 30, 2022, this note had an outstanding principal balance of $350,000 and accrued interest of $2,148 and is included in the accompanying balance sheet as a short-term convertible note payable – related party. On November 29, 2022, this note was exchanged for a new convertible debenture (see below).

On November 29, 2022, the Company consummated the Initial Closing of the Offering pursuant to the terms and conditions of the Purchase Agreement, by and among, the Company, the , by and among the Company, the Related Party Purchasers and the Collateral Agent. At the Initial Closing, the Company sold the related party Purchasers (i) the New Related Party Debentures and (ii) the New Related Party Warrants to purchase up to 157,142,857 shares of Common Stock, subject to adjustments provided by the Warrants, which represents 100% warrant coverage. The Company received a total of $412,092 in net proceeds at the Initial Offering from the Related Party Purchasers, net of the Original Issue Discount of $50,000, commissions of $58,200 and other offering costs of $29,708.

On November 29, 2022, the Company entered into Securities Exchange Agreements, with the above related party investors, whereby the Exchanged Related Party Notes and accrued interest payable of $120,750 were exchanged for New Related Party Debentures. Additionally, on November 29, 2022, in order to induce the related party investors to exchange the respective convertible notes into the Related Party Debentures, the aggregate principal amount of the Exchanged Related Party Notes and accrued interest payable was increased by 15% (10% for the August 11, 2022 and September 2, 2022 Demand Promissory Notes), or $589,505, for new Related Party Debentures with an aggregate principal amount of $4,860,255.

On November 29, 2022, the Company entered into Securities Exchange Agreements, with related party preferred stockholders, whereby related party holders of 1,000 shares of Series E preferred stock with a stated value of $2,000,000 and accrued dividends payable of $66,630, and related party holders of 500 shares of Series F preferred stock with a stated value of $1,000,000 and accrued dividends payable of $33,315 were exchanged for the New Related Party Debentures. Additionally, on November 29, 2022, in order to induce the related party preferred stockholders to exchange their respective preferred shares into the New Related Party Debentures, the aggregate stated value and accrued dividends payable were increased by 15%, or $464,992, for new Related Party Debentures with an aggregate principal amount of $3,564,937.

The November 29, 2022 New Related Party Debentures mature on November 29, 2023, subject to a three-month extension at the sole discretion of the Company. The Related Party Debentures bear interest at 10% per annum payable upon conversion or maturity. The New Related Party Debentures are convertible into shares of the Company’s common stock at any time after the maturity date and prior to Mandatory Conversion (as defined below) at the conversion price equal to the lesser of: (i) $0.003 per share and (ii) 70% of the average of the VWAP (as defined in the Debentures) (or 50% of the average of such VWAP if an event of default has occurred and has not been cured) of the Common Stock during the ten Trading Day (as defined in the Debentures) period immediately prior to the applicable conversion date. The New Related Party Debentures are subject to Mandatory Conversion in the event the Company closes a Qualified Offering. The conversion price per share of Common Stock in the case of a Mandatory Conversion shall be the Qualified Offering Price. Alternatively, upon a Mandatory Conversion, the holders of the Debentures may elect to exchange their Debentures for newly issued convertible preferred securities at a price per share equal to the Qualified Offering Price or the five-day VWAP of the Common Stock prior to the date that is 181 days after the closing of the Qualified Offering.

Notwithstanding the preceding, holders of New Related Party Debentures shall have the right to require satisfaction of up to 40% of all amounts outstanding under the Debentures, in cash, at the time of a Qualified Financing. The New Related Party Debentures also contain certain price protection provisions providing for adjustment of the number of shares of Common Stock issuable upon conversion of the Debentures in case of certain future dilutive events or stock-splits and dividends.

The Company’s obligations under the New Related Party Debentures are secured by a first priority lien on all of the assets of the Company pursuant to the Security Agreement.

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

If the Company or any Subsidiary shall default on any of its obligations under any mortgage credit agreement or other facility indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness for borrowed money or money due under any long term leasing or factoring arrangement that (a) involves an obligation greater than $250,000, whether such indebtedness now exists or shall hereafter be created, and (b) results in such indebtedness becoming or being declared due and payable prior to the date on which it would otherwise become due and payable, the New Related Party Debenture shall be deemed in default and the default provisions shall apply.

Convertible Debt

On January 27, 2022, the Company entered into the First January 2022 SPA with the First January 2022 Investor to purchase the First January 2022 Note in the principal amount of $500,000 with the Company receiving $500,000 in proceeds and First January 2022 Warrants to purchase up to 136,612,022 shares of common stock. As of September 30, 2022, the First January 2022 Note had an outstanding principal balance of $500,000 and accrued interest of $26,959. On November 29, 2022, the First January 2022 Note was exchanged for a new convertible debenture (see below).

On January 31, 2022, the Company entered into the Second January 2022 SPA with the Second January 2022 Investor to purchase the Second January 2022 Note with principal balance of $500,000 with the Company receiving $500,000 in proceeds and the Second January 2022 Warrants to purchase up to 136,612,022 shares of common stock. As of September 30, 2022, the Second January 2022 Note had an outstanding principal balance of $500,000 and accrued interest of $26,520. On November 29, 2022, the Second January 2022 Note was exchanged for a new convertible debenture (see below).

During April 2022, pursuant to the Second April 2022 SPA various investors purchased convertible notes for an aggregate investment amount of $425,000 with the Company receiving $425,000 of proceeds with accompanying Second April 2022 Warrants to purchase up to an aggregate of 17,857,144 shares of common stock. As of September 30, 2022, the Second April 2022 Notes had an aggregate outstanding principal balance of $425,000 and accrued interest of $15,710. On November 29, 2022, the Second April 2022 Notes were exchanged for a new convertible debenture (see below).

On July 1, 2022, the Company entered into a Securities Purchase Agreement with the July 2022 Investor, to purchase the July 2022 Note for a principal amount of $50,000 with the Company receiving $50,000 of proceeds and the July 2022 Warrants to purchase 2,100,840 shares of common stock. As of September 30, 2022, the July 2022 Note had an outstanding principal balance of $50,000 and accrued interest of $953. On November 29, 2022, the July 2022 Note was exchanged for a new convertible debenture (see below).

On October 22, 2022, the Company issued the “Settlement Note. In connection with issuance of the Settlement Note, the Company recorded settlement expense of $200,000. On November 29, 2022, the Settlement Note was exchanged for a new convertible debenture (see below).

On November 29, 2022, the Company consummated the Initial Closing of the Offering pursuant to the terms and conditions of the Purchase Agreement, by and among the Company, the Purchasers and the Collateral Agent. At the Initial Closing, the Company sold the Purchasers the Underlying Securities. The Company received a total of $2,095,288 in net proceeds at the Initial Offering, net of the Original Issue Discount of $255,000, commissions of $296,800 and other offering costs of $157,912.

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

On November 29, 2022, the Company entered into Securities Exchange Agreements with the above investors, whereby the Exchanged Convertible Notes with an aggregate principal amount of $2,675,000 and accrued interest payable of $173,375 were exchanged for New Debentures. Additionally, on November 29, 2022, in order to induce the investors to exchange their respective convertible notes into the New Debentures, the aggregate principal amount and accrued interest payable was increased by 15%, or $427,256, for the New Debentures with an aggregate principal amount of $3,275,631.

On November 29, 2022, the Company entered into Securities Exchange Agreements with preferred stockholders, whereby holders of 902 shares of Series C-1 preferred stock with a stated value of $372,303, and holders of 3,037 shares of Series C-2 preferred stock with a stated value of $1,245,935 were exchanged for the New Debentures. Additionally, on November 29, 2022, in order to induce the preferred stockholders to exchange their respective preferred shares into the New Debentures, the aggregate stated value of the preferred shares was increased by 15%, or $242,736, for New Debentures with an aggregate principal amount of $1,860,974.

The New Debentures mature on November 29, 2023, subject to a three-month extension at the sole discretion of the Company. The New Debentures bear interest at 10% per annum payable upon conversion or maturity. The New Debentures are convertible into shares of Common Stock at any time after the maturity date and prior to Mandatory Conversion (as defined below) at the conversion price equal to the lesser of: (i) $0.003 per share and (ii) 70% of the average of the VWAP (as defined in the Debentures) (or 50% of the average of such VWAP if an event of default has occurred and has not been cured) of the Common Stock during the ten Trading Day (as defined in the Debentures) period immediately prior to the applicable conversion date. The New Debentures are subject to Mandatory Conversion in the event the Company closes a Qualified Offering. The conversion price per share of Common Stock in the case of a Mandatory Conversion shall be the Qualified Offering Price. Alternatively, upon a Mandatory Conversion, the holders of the New Debentures may elect to exchange their Debentures for newly issued convertible preferred securities at a price per share equal to the Qualified Offering Price or the five-day VWAP of the Common Stock prior to the date that is 181 days after the closing of the Qualified Offering.

Notwithstanding the preceding, holders of New Debentures shall have the right to require satisfaction of up to 40% of all amounts outstanding under the Debentures, in cash, at the time of a Qualified Financing. The New Debentures also contain certain price protection provisions providing for adjustment of the number of shares of Common Stock issuable upon conversion of the New Debentures in case of certain future dilutive events or stock-splits and dividends.

The Company’s obligations under the New Debentures are secured by a first priority lien on all of the assets of the Company pursuant to the Security Agreement.

If the Company or any Subsidiary shall default on any of its obligations under any mortgage credit agreement or other facility indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness for borrowed money or money due under any long term leasing or factoring arrangement that (a) involves an obligation greater than $250,000, whether such indebtedness now exists or shall hereafter be created, and (b) results in such indebtedness becoming or being declared due and payable prior to the date on which it would otherwise become due and payable, the New Debenture shall be deemed in default and the default provisions shall apply.

The Company may hold one or more subsequent closings at any time prior to December 31, 2022, unless otherwise extended, to sell additional Underlying Securities in an aggregate principal amount up to $6,600,000, which may be adjusted upward to mean an aggregate principal amount of $8,000,000 upon written consent of the Company and the Placement Agent. The subsequent closing deadline was extended, and a subsequent raise was consummated on January 27, 2023 (See Note 11 in unaudited notes to financial statements).

Note Payable - Related Party

On May 5, 2022, the Company and Jeffrey Busch amended the Original Note pursuant to which the principal amount was increased to $350,000 (“New Note”) with the Company receiving additional $250,000 of proceeds and added a conversion feature. The New Note bears an annual interest rate of 1% (which shall increase to 2% in an event of a default) and matures on May 5, 2024. The New Note may not be prepaid and is only convertible upon an occurrence of a public offering. The Conversion Amount of the New Note is convertible into shares of common stock at the price for which the common stock was sold in the public offering. Pursuant to ASC 470-50 - Debt Modifications and Exchanges; the amendment was accounted for as a debt extinguishment because the contingent conversion feature added to the New Note resulted in a substantial modification of the Original Note. No gain or loss was recognized in connection with the debt extinguishment. As of December 31, 2022, the New Note had an outstanding principal balance of $350,000, reflected as notes payable – related party in the accompanying unaudited balance sheet since the conditions for its contingent conversion has not yet been met, and accrued interest of $3,356.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the periods ended December 31, 2022 and 2021 include, but are not necessarily limited to, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of ROU assets and lease liabilities, assumptions used in assessing impairment of long-lived assets, allowances for accounts receivable, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of derivatives and the fair value of non-cash equity transactions.

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

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2022. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

The Company provides research and development support to biopharmaceutical companies to assist their drug development programs. In January 2021, the Company began performing tumor profiling to support clinical patient therapeutic intervention. The services provided by the Company are performance obligations under services contracts. These contracts are completed over time and may lead to deferred revenue for services not completed at the end of a period which is reflected as contract liabilities on the accompanying balance sheet. The Company may include, in accounts receivable, amounts billed to customers in advance of services being initiated or completed. If the Company has a right to such consideration that is unconditional such as for contractually allowed billings under non-cancellable contracts, such amounts billed in advance would be offset by a contract liability. Management reviews the completion status of all jobs monthly to determine the appropriate amount of revenue to recognize. The Company offers these services to biopharmaceutical companies and to private individuals. The Company uses various output methods to recognize revenues. The revenue recognized from services provided to private individuals during the three months ended December 31, 2022 and 2021 were minimal and therefore was not disaggregated for disclosure purposes.

Contract Liabilities

Contract liabilities are cash deposits received from customers and advance billing included in accounts receivable on uncompleted contracts for which revenues have not been recognized as of the balance sheet date.

Leases

The Company accounts for its leases using the method prescribed by ASC 842 – Lease Accounting. The Company assess whether the contract is, or contains, a lease at the inception of a contract which is based on (i) whether the contract involves the use of a distinct identified asset, (ii) whether the Company obtains the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether the Company has the right to direct the use of the asset. The Company allocates the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. The Company has elected not to recognize ROU assets and lease liabilities for short-term leases that have a term of 12 months or less.

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

Derivative Liabilities

The Company has certain financial instruments that are embedded derivatives associated with capital raises. The Company evaluates all its financial instruments to determine if those contracts or any potential embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 815-10 - Derivative and Hedging - Contract in Entity’s Own Equity. This accounting treatment requires that the carrying amount of any derivatives be recorded at fair value at issuance and marked-to-market at each balance sheet date. In the event that the fair value is recorded as a liability, as is the case with the Company, the change in the fair value during the period is recorded as either other income or expense. Upon conversion, exercise or repayment, the respective derivative liability is marked to fair value at the conversion, repayment, or exercise date and then the related fair value amount is reclassified to other income or expense as part of gain or loss on debt extinguishment.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2022, our disclosure controls and procedures were not effective due to our material weaknesses in internal control over financial reporting discussed below.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. Our management’s evaluation of our internal control over financial reporting was based on the Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2022, our internal control over financial reporting was not effective.

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

Management believes that despite our material weaknesses set forth above, our unaudited financial statements for the quarter ended December 31, 2022 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 16, 2022, Erika Singleton filed a complaint against the Company in the Eighth Judicial District Court, Clark County, Nevada, Case No. A-22-857038-C. Plaintiff alleges that the Company did not provide her with physical stock certificates for 200,000 shares of common stock Plaintiff purchased for $2,000 in 2017. Based on these and other allegations, Plaintiff asserts claims against the Company for breach of contract, violation of Florida securities law, fraud, and unjust enrichment. The court has set the hearing on our motion to dismiss for March 23, 2022. The Plaintiff has until March 2, 2023 to file her opposition to our motion to dismiss and we will then have until March 16, 2023 to file our reply.

ITEM 1A. RISK FACTORS

Risk factors that may affect our business and financial results are discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. There have been no material changes to the disclosures relating to this item from those set forth in our 2022 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation, as amended	10-K	3.1	01/13/2022

3.2	Certificate of Amendment as filed on July 1, 2022	8-K	3.1	07/07/2022

3.3	Amended and Restated Bylaws	8-K	3.1	11/01/2013

4.1	Form of 10% Original Issue Discount Senior Secured Convertible Debentures	8-K	4.1	12/01/2022

4.2	Form of Common Stock Purchase Warrant	8-K	4.2	12/01/2022

4.3	Form of 10% Original Issue Discount Senior Secured Convertible Debentures (Exchanged Debentures)*	8-K	4.3	12/01/2022

10.1	Placement Agency Agreement by and between the Company and Joseph Gunnar & Co.	8-K	10.1	12/01/2022

10.2	Form of Securities Purchase Agreement	8-K	10.2	12/01/2022

10.3	Form of Security Agreement	8-K	10.3	12/01/2022

10.4	Offer Letter between the Company and Faith Zaslavsky, dated December 5, 2022	8-K	10.1	12/09/2022

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.				X

101.INS	INLINE XBRL INSTANCE DOCUMENT				X
101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA				X
101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				X
101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				X
101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE				X
101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				X
104	COVER PAGE INTERACTIVE DATA FILE (EMBEDDED WITHIN THE INLINE XBRL DOCUMENT)				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERALINK TECHNOLOGIES, INC.

Date: February 21, 2023	By:	/s/ Mick Ruxin, MD
Mick Ruxin, MD
Chief Executive Officer

Date: February 21, 2023	By:	/s/ Thomas E. Chilcott, III
Thomas E. Chilcott, III
Chief Financial Officer, Treasurer and Secretary

