Form 10-Q
period 2023-03-31
THERALINK TECHNOLOGIES, INC.
filed 2023-05-15
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2023

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

The registrant had 6,151,499,919 shares of its common stock, $0.0001 par value per share, outstanding as of May 12, 2023.

THERALINK TECHNOLOGIES, INC.

FORM 10-Q

MARCH 31, 2023

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THERALINK TECHNOLOGIES, INC.

BALANCE SHEETS

	March 31,	September 30,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$207,922	$393,460
Accounts receivable, net	40,610	32,125
Prepaid expenses and other current assets	194,645	217,699
Marketable securities	900	3,700

Total Current Assets	444,077	646,984

OTHER ASSETS:
Property and equipment, net	612,595	686,127
Finance right-of-use assets, net	41,770	64,954
Operating right-of-use asset, net	1,129,858	1,154,861
Deferred offering costs	-	27,270
Security deposits	18,715	18,715

Total Assets	$2,247,015	$2,598,911

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$628,416	$730,923
Accounts payable - related parties	12,933	16,223
Accrued liabilities	308,712	268,021
Accrued liabilities - related parties	304,212	76,927
Accrued compensation	384,012	383,295
Accrued director compensation	222,500	192,500
Contract liabilities	274,515	156,550
Convertible notes, net of discount	2,886,451	-
Convertible notes - related parties, net of discount	3,015,627	1,000,000
Notes payable - related party	350,000	350,000
Notes payable - current	1,000	1,000
Financing lease liability - current	48,145	53,995
Operating lease liability - current	28,401	25,551
Insurance payable	49,943	122,295
Derivative liabilities	44,825,486	-
Contingent liabilities	82,040	78,440

Total Current Liabilities	53,422,393	3,455,720

LONG-TERM LIABILITIES:
Financing lease liability	14,078	34,390
Operating lease liability	1,142,780	1,157,761
Convertible notes - related parties net of discount, net of current portion	-	1,305,814
Convertible notes, net of discount	-	446,281

Total Liabilities	54,579,251	6,399,966

Commitments and Contingencies (Note 10)

Series E preferred stock; $0.0001 par value; 2,000 shares designated; nil and 1,000 issued and outstanding on March 31, 2023 and September 30, 2022, respectively; liquidation value of $0 and $2,040,329 on March 31, 2023 and September 30, 2022, respectively	-	2,000,000

Series F preferred stock; $0.0001 par value; 2,000 shares designated; nil and 500 issued and outstanding on March 31, 2023 and September 30, 2022; liquidation value of $0 and $1,020,164 on March 31, 2023 and September 30, 2022, respectively	-	1,000,000

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value; 26,667 authorized;
Series A Preferred stock: $0.0001 par value; 1,333 shares designated; 667 issued and outstanding on March 31, 2023 and September 30, 2022	-	-
Series C-1 Preferred stock: $0.0001 par value; 3,000 shares designated; 141 and 1,043 issued and outstanding on March 31, 2023 and September 30, 2022, respectively	-	-
Series C-2 Preferred stock: $0.0001 par value; 6,000 shares designated; nil and 3,037 issued and outstanding on March 31, 2023 and September 30, 2022, respectively	-	-
Series D-1 Preferred stock: $0.0001 par value; 1,000 shares designated; nil issued and outstanding on March 31, 2023 and September 30, 2022	-	-
Series D-2 Preferred stock: $0.0001 par value; 4,360 shares designated; nil issued and outstanding on March 31, 2023 and September 30, 2022	-	-
Common stock: $0.0001 par value, 100,000,000,000 shares authorized; 6,151,499,919 issued and outstanding on March 31, 2023 and September 30, 2022	615,150	615,150
Additional paid-in capital	54,922,612	55,391,612
Accumulated deficit	(107,869,998)	(62,807,817)

Total Stockholders’ Deficit	(52,332,236)	(6,801,055)

Total Liabilities and Stockholders’ Deficit	$2,247,015	$2,598,911

See accompanying condensed notes to unaudited financial statements.

THERALINK TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022

REVENUES, NET	$169,787	$19,500	$225,082	$98,475

COST OF REVENUE	25,426	17,180	36,244	60,745

GROSS PROFIT	144,361	2,320	188,838	37,730

OPERATING EXPENSES:
Professional fees	461,911	297,753	849,349	515,576
Compensation expense	1,400,495	702,633	3,153,194	1,328,488
Licensing fees	5,222	38,963	36,859	75,055
General and administrative expenses	422,987	523,264	871,480	1,060,920

Total Operating Expenses	2,290,615	1,562,613	4,910,882	2,980,039

LOSS FROM OPERATIONS	(2,146,254)	(1,560,293)	(4,722,044)	(2,942,309)

OTHER EXPENSES:
Interest expense, net	(4,892,017)	(267,202)	(6,739,052)	(402,853)
Loss on debt extinguishment, net	-	-	(5,434,447)	-
Unrealized loss on marketable securities	(800)	(8,500)	(2,800)	(3,100)
Settlement expense	-	-	(200,000)	-
Derivative expense	(1,527,311)	-	(27,924,386)	-

Total Other Expenses, net	(6,420,128)	(275,702)	(40,300,685)	(405,953)

NET LOSS	(8,566,382)	(1,835,995)	(45,022,729)	(3,348,262)

Series E preferred stock dividend	-	(39,452)	(26,301)	(79,781)
Series F preferred stock dividend	-	(19,727)	(13,151)	(39,891)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(8,566,382)	$(1,895,174)	$(45,062,181)	$(3,467,934)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	6,151,499,919	5,596,220,371	6,151,499,846	5,715,133,330

See accompanying condensed notes to unaudited financial statements.

THERALINK TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Preferred Stock				Common Stock
	Series A # of Shares	Series C-1 # of Shares	Series C-2 # of Shares	Amount	# of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance on September 30, 2022	667	1,043	3,037	$-	6,151,499,919	$615,150	$55,391,612	$(62,807,817)	$(6,801,055)

Accretion of stock option expense	-	-	-	-	-	-	612,173	-	612,173

Exchange of preferred stock to convertible debt	-	(902)	(3,037)	-	-	-	(1,618,238)	-	(1,618,238)

Series E preferred stock dividend	-	-	-	-	-	-	-	(26,301)	(26,301)

Series F preferred stock dividend	-	-	-	-	-	-	-	(13,151)	(13,151)

Net loss	-	-	-	-	-	-	-	(36,456,347)	(36,456,347)

Balance on December 31, 2022	667	141	-	-	6,151,499,919	615,150	54,385,547	(99,303,616)	(44,302,919)

Accretion of stock option expense	-	-	-	-	-	-	537,065	-	537,065

Net loss	-	-	-	-	-	-	-	(8,566,382)	(8,566,382)

Balance on March 31, 2023	667	141	-	$-	6,151,499,919	$615,150	$54,922,612	$(107,869,998)	$(52,332,236)

	Preferred Stock				Common Stock
	Series A # of Shares	Series C-1 # of Shares	Series C-2 # of Shares	Amount	# of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit

Balance at September 30, 2021	667	2,966	4,917	$-	5,124,164,690	$512,416	$44,368,077	$(49,825,855)	$(4,945,362)

Relative fair value of warrant issued in connection with convertible notes - related party recorded as debt discount	-	-	-	-	-	-	661,088	-	661,088

Relative fair value of warrant issued in connection with convertible notes recorded as debt discount	-	-	-	-	-	-	991,120	-	991,120

Series E preferred stock dividend	-	-	-	-	-	-	-	(40,329)	(40,329)

Series F preferred stock dividend	-	-	-	-	-	-	-	(20,164)	(20,164)

Correction for rounding error	-	-	-	-	(1,436)	-	-	-	-

Net loss	-	-	-	-	-	-	-	(1,512,267)	(1,512,267)

Balance on December 31, 2021	667	2,966	4,917	-	5,124,163,254	512,416	46,020,285	(51,398,615)	(4,865,914)

Issuance of common stock in connection with conversion of Series C-1 preferred stock	-	(1,090)	-	-	163,637,529	16,364	(16,364)	-	-

Issuance of common stock in connection with conversion of Series C-2 preferred stock	-	-	(1,880)	-	280,475,491	28,048	(28,048)	-	-

Issuance of common stock in connection with settlement of accounts payable	-	-	-	-	26,913,738	2,691	81,549	-	84,240

Issuance of common stock in connection with subscriptions payable	-	-	-	-	431,309,907	43,131	1,306,869	-	1,350,000

Relative fair value of warrants issued in connection with convertible notes - related party recorded as debt discount	-	-	-	-	-	-	331,969	-	331,969

Relative fair value of warrants issued in connection with convertible notes recorded as debt discount	-	-	-	-	-	-	996,708	-	996,708

Relative fair value of additional warrants issued in connection with modification of convertible notes - related party recorded as debt discount	-	-	-	-	-	-	34,620	-	34,620

Relative fair value of additional warrants issued in connection with modification of convertible notes recorded as debt discount	-	-	-	-	-	-	44,858	-	44,858

Series E preferred stock dividend	-	-	-	-	-	-	-	(39,452)	(39,452)

Series F preferred stock dividend	-	-	-	-	-	-	-	(19,727)	(19,727)

Net loss	-	-	-	-	-	-	-	(1,835,995)	(1,835,995)

Balance at March 31, 2022	667	1,876	3,037	$-	6,026,499,919	$602,650	$48,772,446	$(53,293,789)	$(3,918,693)

See accompanying condensed notes to unaudited financial statements.

THERALINK TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(45,022,729)	$(3,348,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment and finance ROU assets	104,696	95,113
Non-cash lease cost	12,872	14,606
Accretion of stock option expense	1,149,238	-
Amortization of debt discount	6,056,696	276,170
Loss on debt extinguishment	5,434,447	-
Non-cash bad debt	7,500	-
Unrealized loss on marketable securities	2,800	3,100
Non-cash settlement expense	200,000	-
Derivative expense	27,924,386	-
Gain on modification of operating lease	-	(8,229)
Change in operating assets and liabilities:
Accounts receivable	(15,985)	(137,038)
Prepaid expenses and other current assets	23,054	(47,354)
Laboratory supplies	-	71,062
Accounts payable	(105,797)	(87,201)
Accrued liabilities and other liabilities	592,888	149,795
Contract liabilities	117,965	198,563

NET CASH USED IN OPERATING ACTIVITIES	(3,517,969)	(2,819,675)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,980)	(4,711)

NET CASH USED IN INVESTING ACTIVITIES	(7,980)	(4,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt - related parties, net	536,562	1,000,000
Proceeds from convertible debt, net	2,950,011	2,000,000
Proceeds of notes payable - related parties	-	250,000
Repayment of notes payable– related party	-	(150,000)
Repayment of convertible notes payable - related parties	(120,000)	-
Repayment of financed lease	(26,162)	(23,132)
Payments for preferred stock dividends	-	(119,166)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,340,411	2,957,702

NET (DECREASE) INCREASE IN CASH	(185,538)	133,316

CASH, beginning of the period	393,460	314,151

CASH, end of the period	$207,922	$447,467

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,243	$58,052
Income taxes	$-	$-

Non-cash investing and financing activities:
Series E preferred stock dividend	$26,301	$79,781
Series F preferred stock dividend	$13,151	$39,891
Initial amount of operating ROU asset and related liability	$-	$1,212,708
Relative fair value of warrant issued in connection with convertible notes - related party recorded as debt discount	$-	$993,057
Relative fair value of warrant issued in connection with convertible notes recorded as debt discount	$-	$1,987,828
Initial fair value of derivative liabilities recorded as debt discount - related parties	$8,837,284	$-
Relative fair value of additional warrants issued in connection with modification of convertible notes - related party recorded as debt discount	$-	$34,620
Relative fair value of additional warrants issued in connection with modification of convertible notes recorded as debt discount	$-	$44,858
Initial fair value of derivative liabilities recorded as debt discount	$8,063,816	$-
Exchange of preferred stock and accrued dividends for convertible debt - related parties	$3,099,945	$-
Exchange of preferred stock for convertible debt	$1,618,238	$-
Exchange of accrued interest payable for convertible debt - related parties	$129,079	$-
Exchange of accrued interest payable for convertible debt	$173,375	$-

See accompanying condensed notes to unaudited financial statements.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Pursuant to the Asset Purchase Agreement, the Company acquired substantially all the assets of Avant and assumed certain of its liabilities. Upon the terms and subject to the conditions of the Asset Purchase Agreement, Avant sold to the Company, all of Avant’s title and interest in all the assets, properties and rights of every kind and nature, whether real, personal or mixed, tangible or intangible (including goodwill), wherever located and whether existing or hereafter acquired, except for the specific excluded assets, which relate to, or are used or held for use in connection with, Avant’s business. The Company also hired Avant’s employees upon consummation of the Asset Sale Transaction. As consideration for the Asset Sale Transaction, the Company issued to Avant 1,000 shares of a newly created Series D-1 Preferred Stock which held 54.55% of all voting rights on an as-converted basis with the common stock. Upon the effectiveness of an increase of the Company’s authorized shares of common stock from 6,666,667 shares to 12,000,000,000 shares, all such shares of Series D-1 Preferred Stock issued to Avant automatically converted into 5,081,549,184 shares of the Company’s common stock. Avant possessed majority voting control of the Company immediately following the Asset Sale Transaction and controlled the Company’s Board of Directors after the termination of the ten-day waiting period required by Rule 14f-1 under the Exchange Act. Accordingly, the Asset Sale Transaction was accounted for, in substance, as an asset acquisition of the Company’s net asset by Avant and a recapitalization of Avant. Avant is considered the historical registrant and the historical operations presented are those of Avant since Avant obtained 54.55% majority voting control of the Company. All share and per share data in the accompanying financial statements and footnotes has been retrospectively adjusted for the recapitalization.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information, which present the unaudited financial statements of the Company as of March 31, 2023. The interim unaudited financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the September 30, 2022 audited financial statements on Form 10-K filed on December 29, 2022. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments and non-recurring adjustments) have been made for the fair presentation of the unaudited financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the year ending September 30, 2023.

Going Concern

These unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had net loss and net cash used in operations of $45,022,729 and $3,517,969, respectively, for the six months ended March 31, 2023. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $107,869,998, $52,332,236 and $52,978,316, and cash on hand of $207,922 on March 31, 2023. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the periods ended March 31, 2023 and 2022 include, but are not necessarily limited to, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of right-of-use ROU assets and lease liabilities, assumptions used in assessing impairment of long-lived assets, allowances for accounts receivable, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of derivative liabilities, and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2023. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on the disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

Assets or liabilities measured at fair value or a recurring basis included embedded conversion options in convertible debt (see Note 6) and were as follows on March 31, 2023 and September 30, 2022:

	March 31, 2023			September 30, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	$—	$—	$44,825,486	$—	$—	$—

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Six Months Ended March 31,
	2023	2022
Balance at beginning of period	$-	$-
Initial valuation of derivative liabilities included in debt discount	16,901,100	-
Initial valuation of derivative liabilities included in derivative expense	27,252,483	-
Change in fair value included in derivative expense	671,903	-
Balance at end of period	$44,825,486	$-

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s investment policy is to preserve principal and maintain liquidity. The Company periodically monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Prepaid Assets

Prepaid assets are carried at amortized cost. Significant prepaid assets as of March 31, 2023 and September 30, 2022 include, but are not necessarily limited to, prepaid insurance, prepaid consulting fees, prepaid equipment maintenance fees and retainers for professional services.

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

Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation –Stock Compensation”, which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award to be based on the grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under the FASB’s Accounting Standards Update (“ASU”) 2016-09 Improvements to Employee Share-Based Payment.

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

The Company provides research and development support to biopharmaceutical companies to assist their drug development programs. In January 2021, the Company began performing tumor profiling to support clinical patient therapeutic intervention. The services provided by the Company are performance obligations under services contracts. These contracts are completed over time and may lead to deferred revenue for services not completed at the end of a period which is reflected as contract liabilities on the accompanying balance sheet. The Company may include, in accounts receivable, amounts billed to customers in advance of services being initiated or completed. If the Company has a right to such consideration that is unconditional such as for contractually allowed billings under non-cancellable contracts, such amounts billed in advance would be offset by contract liability. Management reviews the completion status of all jobs monthly to determine the appropriate amount of revenue to recognize. The Company offers these services to biopharmaceutical companies and to private individuals. The Company uses various output methods to recognize revenues. During the six months ended March 31, 2023 and 2022, revenues by category is as follows:

	Six Months Ended March 31, 2023	Six Months Ended March 31, 2022
Biopharma services	$156,555	$87,975
Patient testing service	68,527	10,500
Total revenues	$225,082	$98,475

The revenue recognized from services provided to private individuals during the three and six months ended March 31, 2023 and 2022 were minimal and therefore were not disaggregated for disclosure purposes.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Contract Liabilities

Contract liabilities are cash deposits received from customers and advance billing included in accounts receivable on uncompleted contracts for which revenues have not been recognized as of the balance sheet date.

For the six months ended March 31, 2023 and 2022, contract liabilities activity is as follows:

	March 31, 2023	March 31, 2022
Contract liabilities beginning balance	$156,550	$135,150
Billings and cash receipts on uncompleted contracts	159,465	220,813
Less: revenues recognized during the period	(41,500)	(22,250)
Total contract liabilities	$274,515	$333,713

During the six months ended March 31, 2023, the Company recognized $3,500 of the contract liabilities into revenue, of which $3,500 was related to the uncompleted contracts from the prior period.

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

Research and Development

In fiscal 2022, the Company joined and made an investment in an investigator-initiated study. As part of that investment, the Company obtained rights/access to various retrospective biobank clinical samples for research and product development purposes. In addition, the Company received active patient clinical samples for the following disease sites: ovarian, endometrial, and head & neck cancers. These samples were tested to provide RUO (Research Use Only) results reports for research and product validation efforts. The transaction term is for 5-years, starting in September 2021. During the six months ended March 31, 2023, and 2022, the Company had spent $50,000 and $50,000 on this research and development project, which is included in general and administrative expenses on the accompanying unaudited statements of operations.

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

Concentrations

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions that at times may exceed the federally insured limit of $250,000. As of March 31, 2023 and September 30, 2022, the cash balances were in excess of the FDIC insured limit by $0 and $186,466, respectively. The Company has not experienced any losses in such accounts through March 31, 2023.

Concentration of Revenues

For the six months ended March 31, 2023, the Company generated total revenue of $225,082 of which 36.7%, 14.3% and 32.8% were from three of the Company’s customers, respectively. For the six months ended March 31, 2022, the Company generated total revenue of $98,475 of which 45% and 44% were from two of the Company’s customers, respectively.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Concentration of Accounts Receivable

As of March 31, 2023, the Company had net accounts receivable of $40,610 of which 84% was from one of the Company’s customers. As of September 30, 2022, the Company had net accounts receivable of $32,125 of which 59% and 41% were from two of the Company’s customers, respectively.

Concentration of Contract Liabilities

As of March 31, 2023, the Company had deferred revenue reflected as contract liabilities of $274,515 of which 81% and 11% were from two of the Company’s customers. As of September 30, 2022, the Company had deferred revenue reflected as contract liabilities of $156,550 of which 65% and 24% were from two of the Company’s customers.

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

During the six months ended March 31, 2023 and 2022, the Company incurred $0 and $198,866, respectively, or 100%, of its patient reporting and contract research (formerly called sample analysis) expense from one vendor.

Basic and Diluted Loss Per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes, conversion of preferred stock, and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of March 31, 2023 and 2022 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	March 31,
	2023	2022
Stock warrants	7,200,020,533	1,820,535,692
Stock options	1,901,410,519	-
Series C-1 preferred stock	21,167,535	281,626,175
Series C-2 preferred stock	-	453,067,129
Series E preferred stock	-	638,977,636
Series F preferred stock	-	319,488,818
Convertible notes	18,235,327,665	1,139,160,949
	27,357,926,252	4,652,856,399

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of March 31, 2023 and 2022, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expenses. However, no such interest and penalties were recorded as of March 31, 2023 and 2022.

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

MARCH 31, 2023

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

Recent Accounting Pronouncements

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASC 326). The standard replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. Further, the FASB issued ASU 2019-04 and ASU 2019-05 to provide additional guidance on the credit losses standard. While the adoption of ASC 326 could result in a higher allowance recorded in the future for credit losses on receivables within the scope of the standard due to the prescribed measurement principles, the impact of the adoption on the Company’s consolidated financial statements was not material.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – MARKETABLE SECURITIES

During the fiscal year ended 2017, the Company acquired 1,000,000 shares of common stock of Amarantus BioScience Holdings, Inc. (“AMBS”) with a fair value of $40,980. The AMBS common stock is recorded as marketable securities in the accompanying balance sheets. Its fair value is adjusted every reporting period and the change in fair value is recorded in the statements of operations as unrealized gain or loss on marketable securities. During the six months ended March 31, 2023 and 2022, the Company recorded $2,800 and $3,100 of unrealized loss on marketable securities, respectively. As of March 31, 2023 and September 30, 2022, the fair value of these shares was $900 and $3,700, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

On March 31, 2023 and September 30, 2022, accounts receivable consisted of the following:

	March 31, 2023	September 30, 2022
Accounts receivable	$48,110	$35,957
Less: allowance for doubtful accounts	(7,500)	(3,832)
Accounts receivable, net	$40,610	$32,125

For the six months ended March 31, 2023 and 2022, bad debt expense amounted to $3,672 and $0, respectively. In February 2023, the Company received $3,832 of accounts receivable previously written off.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Once placed in service, they are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease terms. Property and equipment consist of the following:

	Estimated Useful Life in Years	March 31, 2023	September 30, 2022
Laboratory equipment	5	$597,059	$597,059
Furniture	5	24,567	24,567
Leasehold improvements	5	353,826	353,826
Computer equipment	3	76,470	68,490
		1,051,922	1,043,942
Less accumulated depreciation		(439,327)	(357,815)
Property and equipment, net		$612,595	$686,127

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

For the three months ended March 31, 2023 and 2022, depreciation expense related to property and equipment amounted to $42,625 and $35,974, respectively.

For the six months ended March 31, 2023 and 2022, depreciation expense related to property and equipment amounted to $81,512 and $71,929, respectively.

Leased equipment was not included in the table above as it was accounted for in accordance with ASU 842 – Leases. These leases are discussed in Note 7 under financing lease right-of-use (“ROU”) assets and financing lease liabilities.

NOTE 6 – DEBT

On March 31, 2023 and September 30, 2022, convertible notes payable (third parties and related parties) consisted of the following:

	March 31, 2023	September 30, 2022
Principal amount	$8,986,605	$2,475,000
Less: debt discount	(6,100,154)	(2,028,719)
Convertible notes payable, net	2,886,451	446,281
Less: current portion of convertible notes payable - related parties	(2,886,451)	-
Convertible notes payable, net – long-term	$-	$446,281

Principal amount – related parties	$8,975,192	$4,150,000
Less: debt discount – related parties	(5,959,565)	(1,844,186)
Convertible notes payable - related parties, net	3,015,627	2,305,814
Less: current portion of convertible notes payable - related parties	(3,015,627)	(1,000,000)
Convertible notes payable - related parties, net – long-term	$-	$1,305,814

Total convertible notes payable, net	$5,902,078	$2,752,095

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

MARCH 31, 2023

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

MARCH 31, 2023

(UNAUDITED)

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

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

The Company’s obligations under the New Related Party Debentures are secured by a first priority lien on all the assets of the Company pursuant to that certain Security Agreement, dated November 29, 2022 (the “Security Agreement”) by and among the Company, the Debenture holders and the Collateral Agent.

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

As discussed above, on November 29, 2022, in order to induce the related party investors to exchange their respective convertible notes and preferred stock into the New Related Party Debentures, the aggregate principal amount and accrued interest payable of the exchanged convertible notes, and the stated value and accrued dividends of exchanged preferred stock was increased by 15% (the August 11, 2022 and September 2, 2022 Demand Promissory Notes were issued with 10% OID), or an aggregate amount of $1,046,167. This inducement fee was included in loss from debt extinguishment on the accompanying unaudited statement of operations during the six months ended March 31, 2023. Additionally, the remaining debt discount on exchanged related party notes of $1,768,379 was written off and included in loss from debt extinguishment on the accompanying unaudited statement of operations during the six months ended March 31, 2023.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

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

On November 1, 2021, the Company entered into a Securities Purchase Agreement (“Third November 2021 SPA”) with an investor (“Third November 2021 Investor”) to purchase two convertible notes (collectively as “Third November 2021 Notes”) and two accompanying warrants (collectively as “Third November 2021 Warrants”), for an aggregate investment amount of $500,000. The first note issued on November 1, 2021, had a principal balance of $250,000 and accompanying warrants to purchase up to 13,661,203 shares of common stock. The second note issued on December 1, 2021, had a principal balance of $250,000 and accompanying warrants to purchase up to 13,661,203 shares of common stock. The Company received $500,000 in aggregate proceeds from the Third November 2021 Notes. The Third November 2021 Notes bore an interest rate of 8% per annum and was to mature on November 1, 2026. The Third November 2021 Warrants are exercisable at any time and expire on November 1, 2026. The Third November 2021 Warrants to purchase up to 27,322,406 shares of common stock were valued at $495,560 using the relative fair value method and were recorded as a debt discount which was being amortized over the life of the Third November 2021 Notes. The Third November 2021 Notes and Third November 2021 Warrants were convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment). The Third November 2021 Notes and Third November 2021 Warrants included a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the Third November 2021 Notes and Third November 2021 Warrants. The conversion and exercise price of the Third November 2021 Notes and Third November 2021 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. At the election of the Third November 2021 Investor, the Third November 2021 Notes were convertible in whole or in part at any time and from time to time. On January 26, 2022, a notice and request for consent regarding a change in offering terms was sent by the Company to the Third November 2021 Investor. Upon the approval of the Third November 2021 Investor, the Company modified the terms of the Third November 2021 SPA which increased the warrants issuable from 20% to 100% of the common stock issuable upon conversion of the notes purchased. As a result, the Third November 2021 Investor received additional cashless-exercisable warrants equal to 80% of the common stock issuable upon conversion of the Third November 2021 Notes. The Company issued additional warrants to purchase up to 109,289,616 shares of common stock to the Third November 2021 Investor which increased the total relative fair value of all warrants in total by $22,429. This was recorded as debt discount which is being amortized over the life of the Third November 2021 Notes (see Note 9). The modification of the Third November 2021 SPA did not meet the requirements of a debt extinguishment under ASC 470-50 - Debt Modifications and Exchanges; however it represented a substantial modification whereby the Third November 2021 Investor received a substantial amount of additional warrants for the same principal amount of investment, hence it was accounted for, in substance, as a debt modification ASC 470-50 and no gain or losses was recognized. As of September 30, 2022, the Third November 2021 Notes had an outstanding principal balance of $500,000 and accrued interest of $34,411 and are included in the accompanying balance sheet at $69,417 as a long-term convertible note payable, net of discount in the amount of $430,583 as of September 30, 2022. On November 29, 2022, the Third November 2021 Notes were exchanged for a new convertible debenture (see below).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

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

On July 1, 2022, the Company entered into a Securities Purchase Agreement with an investor (“July 2022 Investor”), to purchase a convertible note for a principal amount of $50,000 (“July 2022 Note”) with the Company receiving $50,000 of proceeds and accompanying warrants to purchase 2,100,840 shares of common stock (“July 2022 Warrants”). The July 2022 Note bore an interest rate of 8% per annum and was to mature on April 1, 2027. The July 2022 Warrants are exercisable at any time and expire on April 1, 2027. The July 2022 Warrants were valued at $7,037 using the relative fair value method and were recorded as debt discount to be amortized over the life of the July 2022 Note. The July 2022 Note and July 2022 Warrants were convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment). The July 2022 Note and July 2022 Warrants included a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the July 2022 Note and July 2022 Warrants. The conversion and exercise price of the July 2022 Note and July 2022 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. For so long as the July 2022 Warrants remains outstanding and until the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the agreement); (i) if the Company issues warrants to investors in a Subsequent Offering, and such warrants equal more than 20% warrant coverage, then a number of additional shares will be added to the July 2022 Warrants such that the July 2022 Warrants shall equal the same percentage of the warrant coverage offered to the investors in the Subsequent Offering and; (ii) if the Company issues warrants in a Subsequent Offering which may be exercised by means of a cashless exercises, then the July 2022 Warrants shall be exercisable by the same cashless exercise feature of the warrants issued in the Subsequent Offering. As of September 30, 2022, the July 2022 Note had an outstanding principal balance of $50,000 and accrued interest of $953 and is included in the accompanying balance sheet at $43,337 as a long-term convertible note payable, net of discount in the amount of $6,663. On November 29, 2022, the July 2022 Note was exchanged for a new convertible debenture (see below).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

On October 22, 2022, the Company issued a new convertible note for $200,000 to an existing investor for the settlement of claims (the “Settlement Note”). In connection with the issuance of the Settlement Note, the Company recorded a settlement expense of $200,000. On November 29, 2022, the Settlement Note was exchanged for a new convertible debenture (see below).

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

On January 27, 2023, the Company consummated the second closing (the “Second Closing”) of the Offering pursuant to the terms and conditions of that certain Purchase Agreement, dated as of November 29, 2022, by and among the Company, certain accredited investors (the “Second Closing Purchasers”) and Cavalry Fund I Management LLC, a Delaware limited liability company, in its capacity as Collateral Agent. At the Second Closing, the Company sold the Purchasers (i) New Debentures in an aggregate principal amount of $1,045,000 and (ii) Warrants to purchase up to 298,571,429 shares of Common Stock, subject to adjustments provided by the Warrants, which represents 100% warrant coverage. The Company received a total of $950,000 in gross proceeds at the Second Offering, net of a 10% original issue discount, before deducting offering expenses and commissions. Pursuant to the terms of the Placement Agency Agreement, the Company agreed to (i) pay Gunnar a cash placement fee of 10% of the gross cash proceeds raised in the Second Offering, and (ii) issue to Gunnar additional PA Warrants on the terms identical to the Warrants sold in the Second Offering in an amount equal to 10% of the New Debentures sold to Second Closing Purchasers. As a result of the foregoing, the Company paid Gunnar an aggregate commission of $95,000 in connection with the Second Closing. The Company also paid $7,500 in fees to Gunnar’s legal counsel.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

The Company’s obligations under the Purchase Agreement and the New Debentures are secured by a first priority lien on all the assets of the Company pursuant to that certain Security Agreement, dated November 29, 2022 (the “Security Agreement”) by and among the Company, the Purchasers and the Collateral Agent.

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

In connection with the Securities Exchange Agreements with investors for the exchange of the convertible notes and preferred shares for the New Debentures discussed above, the Company issued an aggregate of 2,567,601,521 warrants to investors. The Warrants are exercisable for five years and six months from the earlier of the maturity date of the New Debentures and the closing of the Qualified Financing, at an exercise price equal to (i) in the event that a Qualified Offering is consummated prior to the exercise of the Warrant, the Qualified Offering Price, or (ii) in the event that no Qualified Offering has been consummated, the lower of: (A) $0.003 per share and (B) an amount equal to 70% of the average of the VWAP (or 50% of the average of the VWAP if an event of default has occurred and has not been cured) for the Common Stock over the ten Trading Days preceding the date of the delivery of the applicable exercise notice. If there is no effective registration statement covering the resale of the shares underlying the Warrants within 180 days following the closing of the Qualified Offering: (i) exercise may be via cashless exercise, and (ii) 5% additional Warrants will be issued by the Company to the holders for any portion of each month without such effective registration statement, up to a maximum of 25%. The Warrants contain certain price protection provisions providing for adjustment of the number of securities issuable upon exercise of the Warrants in case of certain future dilutive events or stock-splits and dividends.

As discussed above, on November 29, 2022, in order to induce the investors to exchange their respective convertible notes and preferred stock into the New Debentures, the aggregate principal amount and accrued interest payable of the exchanged convertible notes, and the stated value of exchanged preferred stock was increased by 15%, or an aggregate amount of $669,992. This inducement fee was included in loss from debt extinguishment on the accompanying unaudited statement of operations during the six months ended March 31, 2023. Additionally, the remaining debt discount on Exchanged Convertible Notes of $1,949,909 was written off and included in loss from debt extinguishment on the accompanying unaudited statement of operations during the six months ended March 31, 2023.

In connection with the Initial Closing of the private placement, the Company and Joseph Gunnar & Co. LLC, a U.S. registered broker-dealer (“Gunnar”), entered into a placement agency agreement (the “Placement Agency Agreement”), pursuant to which Gunnar agreed to act as the placement agent for the Offering (the “Placement Agent”). Pursuant to the terms of the Placement Agency Agreement, the Company agreed to (i) pay Gunnar a cash placement fee of 10% of the gross cash proceeds raised in the Offering, and (ii) issue to Gunnar warrants (the “PA Warrants”) on the terms identical to the Warrants sold in the Offering in an amount equal to 10% of the Underlying Securities sold to investors. As a result of the foregoing, in connection with the Initial Closing, the Company paid Gunnar an aggregate commission of $305,000 in connection with the Initial Closing. The Company also paid $50,000 in fees to Gunnar’s legal counsel and paid Gunnar a financial advisory fee of $50,000. In addition, Gunner received 124,489,795 warrants. Additionally, the Company issued 16,000,000 warrants to a consultant in connection with the private placement offering. Additionally, in connection with the Second Closing, the Company paid Gunnar an aggregate commission of $95,000, paid $7,500 in fees to Gunnar’s legal counsel, and Gunnar received 38,775,510 additional warrants.

Analysis of Exchange Agreements, Related Party Debenture and New Debentures, and Related Warrants

In accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company performed an assessment of whether the Exchange Agreement transactions with related parties and investors was deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt. The Company evaluated the November 29, 2022 Exchange Agreements for debt modification and concluded that the debt exchanges qualified for debt extinguishment. The Company determined the transactions were considered a debt extinguishment because the change in debt, the inducement premiums (related parties and third parties) discussed previously totaling $1,724,489, and the issuance of new warrants was substantial. Upon extinguishment, the Company had an aggregate of $3,718,288 of unamortized initial debt discount recorded which was written off and included in loss on debt extinguishment on the accompanying unaudited statement of operations during the six months ended March 31, 2023.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

In connection with the issuance of the New Related Party Debentures and the New Debentures and related warrants, on November 29, 2022, the initial measurement date, the aggregate fair values of the embedded conversion option derivatives and warrant derivatives of $41,961,095 was recorded as derivative liabilities and was attributable to the following: 1) $21,986,653 of derivative liabilities was attributable to the New Related Party Debentures and related warrants which was allocated to debt discount up to the net principal amount of the New Related Party Debentures of $8,837,284, with the remainder of $13,149,369 charged to current period operations as initial derivative expense, and 2) $19,974,442 of derivative liabilities was attributable to the New Debentures and related warrants which was allocated to debt discount up to the net principal amount of the New Debentures of $7,231,894, with the remainder of $12,742,548 charged to current period operations as initial derivative expense. In connection with the issuance of the New Debentures and related warrants, on January 27, 2023, the initial measurement date of the Second Closing, the aggregate fair values of the embedded conversion option derivatives and warrant derivatives of $2,192,488 was recorded as derivative liabilities and was attributable to the following: 1) $2,192,488 of derivative liabilities was attributable to the New Debentures and related warrants which was allocated to debt discount up to the net principal amount of the New Debentures of $831,922, with the remainder of $1,360,566 charged to current period operations as initial derivative expense. At the end of the periods, the Company revalued the embedded conversion option derivative liabilities and warrant derivative liabilities and recorded derivative expense of $671,903. In connection with the revaluation and the initial derivative expense, the Company recorded an aggregate derivative expense of $1,527,311 and $27,924,386 during the three and six months ended March 31, 2023, respectively.

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

During the six months ended March 31, 2023, the fair value of the embedded options and stock warrants were estimated at issuance using the Binomial Valuation Model with the following assumptions:

2023
Dividend rate	—%
Term (in years)	0.66 to 6.5 years
Volatility	236.39% to 396.53%
Risk—free interest rate	3.60% to 4.78%

The Company’s computation of the expected life of issued stock warrants was based on the simplified method as the Company does not have adequate exercise experience to determine the expected term. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of volatility was based on the historical volatility of the Company’s common stock.

During the six months ended March 31, 2023 and 2022, amortization of debt discounts related to the convertible notes payable and Debentures amounted to $6,056,696 and $276,170, respectively, which has been included in interest expense on the accompanying unaudited statements of operations.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

On April 26, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for a principal amount of $100,000. The Company received proceeds of $100,000. The note bears an annual interest rate of 1%, matures on April 1, 2022 and can be prepaid in whole or in part without penalty. Pursuant to the note, the Company has a 90-day grace period following the maturity date after which the lender was permitted to charge a late payment fee equal to 1% of the outstanding principal balance and cost of collection, including legal fees. On May 5, 2022, the Company and Jeffrey Busch (collectively as “Parties”) amended the April 26, 2021 note with principal amount of $100,000 (“Original Note”) pursuant to which the Parties increased the principal amount to $350,000 (“New Note”) with the Company receiving an additional $250,000 of proceeds and added a contingent conversion feature. The New Note bears an annual interest rate of 1% (which shall increase to 2% in the event of a default) and matures on May 5, 2024. The New Note may not be prepaid and is only convertible upon an occurrence of a public offering. The outstanding principal plus any unpaid accrued interest (“Conversion Amount”) of the New Note is convertible into shares of common stock at the price for which the common stock was sold in the public offering. Pursuant to ASC 470-50 - Debt Modifications and Exchanges, the amendment was accounted for as a debt extinguishment because the contingent conversion feature added to the New Note resulted in a substantial modification of the Original Note. No gain or loss was recognized in connection with the debt extinguishment. As of March 31, 2023, the New Note had an outstanding principal balance of $350,000, reflected as notes payable – related party in the accompanying unaudited balance sheet since the conditions for its contingent conversion has not yet been met, and accrued interest of $4,219 (see Note 8). As of September 30, 2022, the New Note had an outstanding principal balance of $350,000, reflected as notes payable – related party in the accompanying balance sheet since the conditions for its contingent conversion has not yet been met, and accrued interest of $2,474 (see Note 8).

Note Payable

In September 2017, the Company entered into a note agreement with a third-party investor. Pursuant to the note, the Company borrowed a principal amount of $1,000. The note bears an annual interest rate of 33.3%, is unsecured and in default due to non-payment of the balance pursuant to the repayment terms. As of March 31, 2023, the note had principal and accrued interest balances of $1,000 and $1,855, respectively. As of September 30, 2022, the note had principal and accrued interest balances of $1,000 and $1,689, respectively.

NOTE 7 –LEASE LIABILITIES

Financing Lease Right-of-Use (“ROU”) Assets and Financing Lease Liabilities

Effective November 2018, the Company entered into a financing agreement with the first lessor to finance the purchase of equipment. Pursuant to the financing agreement, the Company shall make a monthly payment of $379 for a period of 60 months commencing in November 2018 through October 2023. On the effective date of the financing agreement, the Company recorded a financing lease payable of $16,065.

Effective November 2018, the Company entered into a financing agreement with a second lessor to finance the purchase of equipment. Pursuant to the financing agreement, the Company shall make a monthly payment of $1,439 for a period of 60 months commencing in November 2018 through October 2023. On the effective date of the financing agreement, the Company recorded a financing lease payable of $62,394.

Effective March 2019, the Company entered into a financing agreement with a third lessor to finance the purchase of equipment. Pursuant to the financing agreement, the Company shall make a monthly payment of $1,496 for a period of 60 months commencing in March 2019 through February 2024. On the effective date of the financing agreement, the Company recorded a financing lease payable of $64,940.

Effective August 2019, the Company entered into a financing agreement with a fourth lessor to finance the purchase of equipment. Pursuant to the financing agreement, the Company shall make a monthly payment of $397 for a period of 60 months commencing in August 2019 through July 2024. On the effective date of the financing agreement, the Company recorded a financing lease payable of $19,622.

Effective January 2020, the Company entered into a financing agreement with a fifth lessor to finance the purchase of equipment. Pursuant to the financing agreement, the Company shall make a monthly payment of $1,395 for a period of 60 months commencing in January 2020 through December 2025. On the effective date of the financing agreement, the Company recorded a financing lease payable of $68,821.

The significant assumption used to determine the present value of the financing lease payables was the discount rate which ranged from 8% and 15% based on the Company’s estimated effective rate pursuant to the financing agreements.

Financing lease right-of-use assets (“Financing ROU”) is summarized below:

	March 31, 2023	September 30, 2022

Financing ROU assets	$231,841	$231,841
Less accumulated depreciation	(190,071)	(166,887)
Balance of Financing ROU assets	$41,770	$64,954

For the three months ended March 31, 2023 and 2022, depreciation expense related to Financing ROU assets amounted to $11,592 for both periods. For the six months ended March 31, 2023. and 2022, depreciation expense related to Financing ROU assets amounted to $23,184 for both periods.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Financing lease liability related to the Financing ROU assets is summarized below:

	March 31, 2023	September 30, 2022

Financing lease payables for equipment	$231,841	$231,841
Total financing lease payables	231,841	231,841
Payments of financing lease liabilities	(169,618)	(143,456)
Total	62,223	88,385
Less: short term portion	(48,145)	(53,995)
Long term portion	$14,078	$34,390

Future minimum lease payments under the financing lease agreements on March 31, 2023 are as follows:

Years ending March 31,	Amount
2024	$52,178
2025	14,540
Total minimum financing lease payments	66,718
Less: discount to fair value	(4,495)
Total financing lease payable on March 31, 2023	$62,223

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

For the six months ended March 31, 2023, lease costs related to operating lease ROU asset and operating lease liabilities amounted to $106,424 which included base lease costs of $72,137 and other expenses such as common area maintenance and taxes of $34,287, all of which were expensed during the period and included in general and administrative expenses on the accompanying unaudited statements of operations For the six months ended March 31, 2022, lease costs amounted to $96,438 which included base lease costs of $57,531 and other expenses of $38,907, all of which were expensed during the period and included in general and administrative expenses on the accompanying unaudited statements of operations.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Operating Right-of-use asset (“ROU”) is summarized below:

	March 31, 2023	September 30, 2022

Operating office lease	$1,212,708	$1,212,708
Less accumulated reduction	(82,850)	(57,847)
Balance of Operating ROU asset	$1,129,858	$1,154,861

Operating lease liability related to the ROU asset is summarized below:

	March 31, 2023	September 30, 2022

Operating office lease	$1,212,708	$1,212,708
Total operating lease liability	1,212,708	1,212,708
Reduction of operating lease liability	(41,527)	(29,396)
Total	1,171,181	1,183,312
Less: short term portion	(28,401)	(25,551)
Long term portion	$1,142,780	$1,157,761

Future base lease payments under the non-cancellable operating lease on March 31, 2023 are as follows:

Years ending March 31,	Amount
2024	$121,092
2025	124,724
2026	128,466
2027	133,194
2028	137,190
Thereafter	1,344,359
Total minimum non-cancellable operating lease payments	1,989,025
Less: discount to fair value	(817,844)
Total operating lease liability on March 31, 2023	$1,171,181

NOTE 8 – RELATED-PARTY TRANSACTIONS

Effective January 1, 2021, the Company entered into a consulting agreement with Mr. Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor. The agreement was effective for a period of twelve months, commencing on January 1, 2021 and shall be renewed on a month-to-month basis, subject to the right of the Company and Mr. Kucharchuk to terminate the agreement in accordance with the agreement. Pursuant to the agreement, Mr. Kucharchuk shall be paid $2,000 per month. As of March 31, 2023 and September 30, 2022, the Company had an accounts payable – related party balance of $6,000 and $12,000 related to this consulting agreement, respectively.

On April 26, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors, for a principal amount of $100,000 (see Note 6). On May 5, 2022, the parties amended the April 26, 2021 note into the New Note with the Company receiving an additional $250,000 of proceeds and added a conversion feature. The New Note bears an annual interest rate of 1% (which shall increase to 2% in the event of a default) and matures on May 5, 2024. As of March 31, 2023, the New Note had an outstanding principal balance of $350,000, reflected as notes payable – related party in the accompanying unaudited balance sheet since the conditions for its contingent conversion has not yet been met, and accrued interest of $4,219 (see Note 6). As of September 30, 2022, the New Note had an outstanding principal balance of $350,000, reflected as notes payable – related party in the accompanying balance sheet since the conditions for its contingent conversion has not yet been met, and accrued interest of $2,474 (see Note 6).

On May 12, 2021, the Company and the May 2021 Investor entered into a May 2021 SPA to purchase a convertible May 2021 Note with principal value of $1,000,000 and accompanying May 2021 Warrants (see Note 6). In connection with the Company’s obligations under the May 2021 Note, the Company entered into a security agreement with the May 2021 Investor as agent, pursuant to which the Company granted a lien on the laboratory equipment of the Company, for the benefit of the related party. As of September 30, 2022, the May 2021 Note had an outstanding principal balance of $1,000,000 and accrued interest of $20,164. On November 29, 2022, the May 2021 Note was exchanged for a new convertible debenture (see Note 6).

On October 21, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for a principal balance of $150,000. During the year ended September 30, 2022, the Company fully paid the outstanding balance on the note. As of September 30, 2022, the note had no outstanding balance (see Note 6).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

During the year ended September 30, 2022, the Company advanced a total of $13,883 to a related party, which is an affiliate entity and a majority shareholder of the Company. During the year ended September 30, 2022, the Company recorded bad debt expense of $35,594 related to the write off of related party advances. As of March 31, 2023 and September 30, 2022, the Company had related party receivable balances of $0.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023 and September 30, 2022, the Company owed several executives and directors for expense reimbursements and consulting fees in the aggregate amount of $12,933 and $16,223, respectively, which is reflected on the accompanying balance sheet as accounts payable – related parties.

On March 31, 2023 and September 30, 2022, net amount due to related parties consisted of the following:

	March 31, 2023	September 30, 2022

Convertible notes principal – related parties	$8,975,192	$4,150,000
Discount on convertible notes - related parties	(5,959,565)	(1,844,186)
Note payable principal – related parties	350,000	350,000
Accrued liabilities - related parties	304,212	76,927
Accounts payable – related parties	12,933	16,223
Total	$3,682,772	$2,748,964

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

As of March 31, 2023 and September 30, 2022, there were 667 shares of the Company’s Series A Preferred Stock issued and outstanding held by a former member of the Board of Directors.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

As of March 31, 2023 and September 30, 2022, the Company had 141 and 1,043 shares of Series C-1 Preferred Stock issued and outstanding, respectively.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

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

As of March 31, 2023 and September 30, 2022, the Company had 0 and 3,037 shares of Series C-2 Preferred Stock, respectively, issued and outstanding.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

During the six months ended March 31, 2023 and 2022, the Company incurred $26,301 and $79,781 of Series E dividends. As of March 31, 2023 and September 30, 2022, dividend payable balances were $0 and $40,329, respectively, reflected in the accompanying unaudited balance sheets as accrued liabilities instead of temporary equity.

As of March 31, 2023 and September 30, 2022, the Company had 0 and 1,000 shares of Series E Preferred Stock issued and outstanding classified as temporary equity in the accompanying unaudited balance sheets, respectively.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

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

In accordance with ASC 470 – Debt, the proceeds of $1,000,000 were allocated based on the relative fair values of the Series F preferred stock and the Warrant of $42,808 and $957,192, respectively. Although ASC 470 is for debt instruments issued with warrants, preferred shares issued with warrants should be accounted for in a similar manner.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

During the six months ended March 31, 2023 and 2022, the Company also recorded dividends related to the Series F Preferred Stock in the amount of $13,151 and $39,891. As of March 31, 2023 and September 30, 2022, dividend payable balances were $0 and $20,164, respectively, reflected in the accompanying unaudited balance sheets as accrued liabilities instead of temporary equity.

As of March 31, 2023 and September 30, 2022, the Company had 0 and 500 shares of Series F Preferred Stock issued and outstanding classified as temporary equity in the accompanying unaudited balance sheets, respectively.

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

On May 26, 2022, the Company’s Board of Directors (“Board”) approved the future granting of stock options under the 2022 Equity Incentive Plan, to various employees and consultants. On August 16, 2022, the Company granted stock options to purchase 1,901,410,519 common shares of the Company to various employees and consultants with an exercise price of $0.0036 per share. The options expire on August 15, 2032 and vest over varying vesting terms through August 2026. The fair value of these option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 365.1%; risk-free interest rate of 2.82%; and an estimated holding period of 10 years. The Company valued these stock options at a fair value of $7,985,924 and will record stock-based compensation expense over the vesting periods.

During the three and six months ended March 31, 2023, in connection with the accretion of stock-based option expense over the vesting period, the Company recorded stock option expense of $537,065 and $1,149,238, respectively. As of March 31, 2023, there were 1,901,410,519 options outstanding and 1,400,180,967 options vested, subject to the filing of a registration on Form S-8 for the registration of the shares underlying such options. As of March 31, 2023, there was $821,064 of unvested stock-based compensation expense to be recognized through August 2026. The aggregate intrinsic value on March 31, 2022 was $0 and was calculated based on the difference between the quoted share price on March 31, 2023 of $0.0023 and the exercise price of the underlying options.

Stock option activities for the six months ended March 31, 2023 are summarized as follows:

	Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding September 30, 2022	1,901,410,519		$0.0036	9.88	$-
Granted	-		-		-
Balance Outstanding March 31, 2023	1,901,410,519		$0.0036	9.38	$0
Exercisable, March 31, 2023	1,400,180,967	(a)	$0.0036	9.38	$0

Balance Non-vested on September 30, 2022	547,666,344		$0.0036	9.88	$-
Granted	-		-	-	-
Vested during the period	(46,436,792)		0.0036	-	-
Balance Non-vested on March 31, 2023	501,229,552		$0.0036	9.86	$0

(a)	These vested options are only exercisable upon the company filing an S-8 to register the underlying shares.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Warrants

Legacy Warrants

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

In connection with the Initial Closing of the private placement, the Company and Gunnar entered into the Placement Agency Agreement, pursuant to which Gunnar agreed to act as the Placement Agent. Pursuant to the terms of the Placement Agency Agreement, Gunner received 124,489,795 warrants. Additionally, the Company issued 16,000,000 warrants to a consultant in connection with the private placement offering.

Warrants activities for the six months ended March 31, 2023 is summarized as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Warrants	Price	(Years)	Value
Balance Outstanding on September 30, 2022	1,888,813,005	$0.003	3.26	$1,140,362

Issued in connection with a New Related Party Debentures (see Note 6)	2,564,340,702	0.003

Issued in connection with a New Debentures (see Note 6)	2,567,601,521	0.003
Issued to placement agent and consultant in connection with New Related Party and New Debentures (see Note 6)	179,265,305	0.000985
Balance Outstanding on March 31, 2023	7,200,020,533	$0.00149	5.36	$7,089,251
Exercisable on March 31, 2023	7,200,020,533	$0.00149	5.36	$7,089,251

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Michael Ruxin, M.D.

On June 5, 2020, the Company and Dr. Michael Ruxin entered into an employment agreement (the “Ruxin Employment Agreement”) for Dr. Ruxin to serve as the Company’s Chief Executive Officer, President and a director.

The Ruxin Employment Agreement provides that Dr. Ruxin will be employed for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Dr. Ruxin will be entitled to receive an annual base salary of $300,000 and will be eligible for an annual discretionary bonus of 150% of such base salary. In the Ruxin Employment Agreement, Dr. Ruxin is entitled to, subject to the approval of the Board or a committee thereof, and under the 2022 Plan (i) a one-time grant of 49,047,059 Restricted Stock Units (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of common stock, In lieu of 49,047,059 RSU’s, on August 16, 2022, the Company granted 49,047,059 stock option plus the one-time grant of 420,691,653 stock options for an aggregate amount of 469,738,712 stock options with an exercise price of $0.0036 and an expiration date of August 15, 2032 and subject to vesting terms. Ruxin is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. For the period of May 2021 through November 2021 and from August 15, 2022 to September 30, 2022, Dr. Ruxin deferred 50% of his salary. As of March 31, 2023 and September 30, 2022, the Company had accrued payroll related to Dr. Ruxin’s salary deferment of $251,464 and $112,500, respectively.

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

The Busch Employment Agreement stipulates that Mr. Busch will be employed for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Mr. Busch will be entitled to receive an annual base salary of $60,000 and will be eligible for an annual discretionary bonus. In the Busch Employment Agreement, Mr. Busch is entitled to, subject to the approval of the Board or committee thereof, and under the 2020 Plan (i) a one-time grant of 49,047,059 Restricted Stock (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of common stock. In lieu of 49,047,059 RSU’s, on August 16, 2022, the Company granted 49,047,059 stock option plus the one-time grant of 420,691,653 stock options for an aggregate amount of 469,738,712 stock options with an exercise price of $0.0036 and an expiration date of August 15, 2032 and subject to vesting terms. Mr. Busch is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As of March 31, 2023 and September 30, 2022, the Company had accrued director compensation of $222,500 and $192,500, respectively.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

On December 31, 2021, the Company’s Board approved an increase in the base salary of Thomas E. Chilcott, III, the Company’s Chief Financial Officer, from $225,000 to $300,000 per year. The increase was effective January 1, 2022. The Board also approved two new bonuses for which Mr. Chilcott was eligible: (i) a $37,500 bonus payable upon the Company’s completion of a capital raise of at least $1,000,000; and (ii) a $37,500 bonus payable upon the Company’s completion of a capital raise of at least $2,000,000 in the aggregate. On December 6, 2022, the Board approved a bonus compensation plan pursuant to which Thomas E. Chilcott, III, the Company’s Chief Financial Officer, was eligible for: (i) a $150,000 bonus payable upon the successful filing of the Company’s report on Form 10-K for the annual period ended September 30, 2022 (the “ Annual Report “) on or before December 29, 2022; or (ii) a $100,000 bonus payable upon the successful filing of the Company’s Annual Report on or before January 13, 2023 (collectively, the “Bonus”). During the six months ended March 31, 2023, an aggregate bonus of $150,000 was paid to Mr. Chilcott. Mr. Chilcott’s employment with the Company was terminated on May 5, 2023.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

Effective January 1, 2021, the Company entered into a consulting agreement with Mr. Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor. The agreement was effective for a period of twelve months, commencing on January 1, 2021 and shall be renewed on a month-to-month basis, subject to the right of the Company and Mr. Kucharchuk to terminate the agreement pursuant to the agreement. Pursuant to the agreement, Mr. Kucharchuk shall be paid $2,000 per month. In March 2023, this agreement was terminated. As of March 31, 2023 and September 30, 2022, the Company had an accounts payable – related payable balance of $6,000 and $12,000 related to this consulting agreement, respectively (See Note 8).

License Agreements

GMU License

In September 2006, the Company entered into an exclusive license agreement with George Mason Intellectual Properties (“GMU License Agreement”), a non-profit corporation formed for the benefit of George Mason University (“GMU”) which: (1) grants an exclusive worldwide license, with the right to grant sublicenses, under the licensed inventions to make, have made, import, use, market, offer for sale and sell products designed, manufactured, used and/or marketed for all fields and for all uses, subject to the exclusions as defined in the GMU License Agreement; (2) grants an exclusive option to license past, existing, or future inventions in the Company’s field, from inventors that are obligated to assign to GMU and who have signed a memorandum of understanding acknowledging that developed intellectual property will be offered, subject to the exclusions as defined in the GMU License Agreement; (3) the license and option granted specifically excludes biomarkers for lung, ovarian, and breast cancers in a diagnostic field of use and GMU inventions developed using materials obtained from third parties under agreements granting rights to inventions made using said materials and; (4) grants right to assign or otherwise transfer the license so long as such assignment or transfer is accompanied by a change of control transaction and GMU is given 14 days’ prior notice. In addition, the Company is required to make an annual payment of $50,000 to GMU as well as pay GMU a quarterly royalty equal to the net revenue multiplied by one and one-half percent (1.5%), due on a quarterly basis or a quarterly sublicense royalty equal to the net revenue multiplied by fifteen percent (15%). Further, the Company has the right of first refusal for all technology associated with RPPA technology from GMU. As of March 31, 2023 and September 30, 2022, the Company has accrued royalty fees of $2,781 and $2,443, respectively, reflected in the accompanying unaudited balance sheet in accrued liabilities.

NIH License Agreement

In March 2018, the Company entered into two license agreements (“NIH License Agreements”) with the National Institutes of Health (“NIH”) which grants the Company an exclusive and a nonexclusive United States license for certain patents. Pursuant to the NIH License Agreements, the Company is required to make an annual payment of $1,000 to the NIH as well as pay the NIH a royalty equal to the net sales multiplied by three percent (3.0%) every June 30th and December 31st. Commencing on January 1st of the year following the year of the first commercial sale, the Company is subject to a non-refundable minimum annual royalty of $5,000. In addition, a sublicense royalty equal to the net revenue multiplied by ten percent (10%) will be payable upon sublicensing. As of March 31, 2023 and September 30, 2022, the Company has accrued royalty fees of $0.

Vanderbilt License Agreement

In March 2023, the Company entered into a license agreement (“Vanderbilt License Agreement”) with the Vanderbilt University (“Vanderbilt”) which grants the Company an exclusive license for certain patents. Pursuant to Vanderbilt License Agreement, the Company is required to make an annual payment of $5,556 to Vanderbilt. Additionally, Vanderbilt is entitled to receive a royalty semi-annually equal to the gross sales based upon tiered structure subject to the level of patent utilization ranging from 0.25% to 2.0%. As of March 31, 2023, the Company has accrued royalty fees of $0.

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

Other Contingencies

Pursuant to ASC 450-20 – Loss Contingencies, liabilities for contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of March 31, 2023 and September 30, 2022, the Company has recorded a contingent liability of $82,040 and $78,440, respectively, resulting from certain liabilities of Avant prior to the asset sale and recapitalization transaction (see Note 1). The contingent liabilities consisted of two notes payables with a total outstanding principal balance of $40,000 as of March 31, 2023 and September 30, 2022 and accrued interest payable of $42,040 and $38,440 as of March 31, 2023 and September 30, 2022, respectively.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2023

(UNAUDITED)

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

On August 16, 2022, Erika Singleton filed a complaint against the Company in the Eighth Judicial District Court, Clark County, Nevada, Case No. A-22-857038-C. Plaintiff alleges that the Company did not provide her with physical stock certificates for 200,000 shares of common stock Plaintiff purchased for $2,000 in 2017. Based on these and other allegations, Plaintiff asserts claims against the Company for breach of contract, violation of Florida securities law, fraud, and unjust enrichment. The Company filed a motion to dismiss the fraud claim, which the Court granted on April 20, 2023. The Company is currently preparing to file its answer to Plaintiff’s remaining claims.

NOTE 11 – SUBSEQUENT EVENTS

On April 11, 2023, the Company consummated a third closing (the “Third Closing”) of the Offering pursuant to the terms and conditions of that certain Purchase Agreement, dated as of November 29, 2022, by and among the Company and Jeffrey Busch (the “Third Closing Purchaser”). At the Third Closing, the Company sold the Purchaser (i) a New Debenture with a principal amount of $155,100 and (ii) Warrants to purchase up to 44,314,286 shares of Common Stock, subject to adjustments provided by the Warrants, which represents 100% warrant coverage. The Company received a total of $141,000 in net proceeds at the Third Offering, net of a 10% original issue discount, before deducting offering expenses and commissions.

Pursuant to a promissory note dated April 28, 2023, Douglass T. Mergenthaler advanced $110,000 to the Company. The promissory note bears interest at 10% per annum, and the outstanding principal balance and all unpaid interest is due on April 28, 2024. The Company shall have the right at any time to prepay the principal amount of this note in whole or in part, without prepayment penalty.

Appointment of Chief Financial Officer

On May 5, 2023, the Company appointed Andrew Kucharchuk, a member of the Board of Directors of the Company, as its Chief Financial Officer, effective May 8, 2023. Mr. Kucharchuk was previously the Chief Executive Officer and Chief Financial Officer of OncBioMune Pharmaceuticals, Inc., the Company’s predecessor. The Company and Mr. Kucharchuk agreed that Mr. Kucharchuk’s base salary will be $180,000 per year, and he will be eligible to participate in the benefit plans and programs generally available to the Company’s employees. Mr. Kucharchuk will also be entitled to reimbursement of all reasonable business expenses incurred or paid by him in the performance of his duties and responsibilities for the Company, subject to receipt of evidence of such expenses reasonably satisfactory to the Company.

Termination of Chief Financial Officer

On May 5, 2023, the Company terminated the employment of Thomas Chilcott, effective immediately. Mr. Chilcott previously served as the Company’s Chief Financial Officer, Treasurer and Secretary.

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

Overview

Overview

Theralink Technologies is a precision medicine company with a nationally CLIA-certified and CAP-accredited laboratory in Golden, Colorado. Theralink’s unique and patented Reverse Phase Protein Array (RPPA) technology platform can quantify protein signaling to support oncology clinical treatment decisions and biopharmaceutical drug development. Since protein signaling is responsible for the development and progression of cancer, nearly all FDA-approved cancer therapeutics target proteins, not genes. The Theralink® RPPA technology can reveal the protein drug target(s) that are essentially turned “on” in a patient’s cancer and suggest the most effective treatment plan to turn those proteins “off”. Therefore, the Theralink® RPPA technology is a critical tool that empowers oncologists with actionable information to effectively treat a cancer patient, which is often missed by standard proteomic and genomic testing.

Our commercially available Lab Developed Test (LDT), the Theralink® Assay for Breast Cancer, is currently being utilized by oncologists across the United States to assist in making the most targeted treatment plan for their patients with advanced breast cancer. In 2023, Theralink began receiving reimbursement for this test by Medicare and certain third-party payors. The Theralink® test determines which drug target(s) are present and/or activated to reveal to the oncologist which patients are predicted to be responders versus non-responders to a particular therapeutic. The test provides therapeutic recommendations to support oncologist treatment selection of the best therapy option – which may improve patient response and consequently save the healthcare system substantial dollars.

The currently available Theralink® Assay for Breast Cancer will be followed by the Theralink® Pan-Tumor Assay 1.0, expected to launch in 2023 to include ovarian, endometrial, and head & neck cancers. The test is expected to expand further in 2024 to the Theralink® Pan-Tumor Assay 2.0 to support the treatment of colorectal, prostate, pancreatic, lung, and other solid tumor cancer indications.

Theralink Tumor Biomarker Platform

The Theralink test uses Reverse Phase Protein Array (RPPA) technology to measure the abundance and activation of cell surface proteins and their downstream signaling pathways. These proteins are considered biomarkers in the medical field. Biomarkers are part of a relatively new clinical toolset categorized by their clinical applications. The four main classes are molecular, physiologic, histologic, and radiographic biomarkers. All four types of biomarkers have a clinical role in narrowing or guiding treatment decisions and follow a sub-categorization of either predictive, prognostic, or diagnostic. Biomarkers serve as the drug targets for most FDA-approved and investigational therapies for cancer. Theralink may aid in determining the ideal prescribed medication for patients based on the unique protein characteristics of their cancer.

Our highly sensitive analyses of identified biomarkers has the potential to empower physicians to improve treatment decisions through better prediction of treatment outcomes. The biomarker information might prevent the patient from being exposed to toxic treatments that may be unlikely to deliver clinically meaningful benefits while guiding physicians in prescribing treatments likely to yield maximum results.

The Theralink platform can be used for multiple applications in therapeutic clinical trials, including:

●	Patient selection to enroll clinical trials with the patients best suited for the therapeutic
●	Studies to explore the mechanisms by which a therapeutic benefits patients
●	Identification of how a patient becomes resistant to a therapeutic
●	Identification of what the therapeutic does to the body and what the body does to the therapeutic to support clinical application decisions (i.e., dose-response, endpoint measurements)

Theralink measures active (also referred to as phosphorylated) proteins in tumor tissues. Active (phosphorylated) proteins are targets for oncology therapeutics. Examples of tumor indications for application development include, but are not limited to:

●	Breast Cancer
●	Pancreatic Cancer
●	Colorectal Cancer
●	Non-Small Cell Lung Cancer

Theralink is advancing proprietary technology in proteomics research. This sector has emerged in the high-growth field of precision medicine. This technology is intended to generate an accurate and comprehensive portrait of protein pathway activation in diseased cells from each patient, which may enable physicians to identify and match individuals with optimal targeted therapies. Also, our technology allows a superior quantitative measurement of the level of activation. Theralink’s RPPA technology surpasses conventional measurement methods in both quantitative capacity and sensitivity. Our lab developed tests may prove highly useful for oncology patient management by improving targeted therapy drug selection, chemotherapy drug selection, immunotherapy drug selection, and optimizing combination therapy selection.

The biomarker and data-generating tests provide biopharmaceutical companies, clinical scientists, and physicians with molecular-based guidance as to which patients may benefit from newly developed or repurposed molecular targeted therapeutics for treating various life-threatening oncology diseases. This addresses the core aspect of precision oncology treatment by identifying which individuals are more likely to respond to specific targeted molecular therapies, thus forming the basis for personalized medicine.

We benefit from a portfolio of nine patents derived from licensing agreements with the US Public Health Service, the federal agency that supervises the National Institutes of Health (NIH), which provides us with broad protection around its technology platform, George Mason University (GMU), which provides access to additional intellectual property around improvements to the technology platform and biomarker signatures that form the basis for future proteomic’s products and Vanderbilt University (Vanderbilt), which provides a predictor of response to immunotherapy in cancer. The current assay consists of a panel of 32 protein drug targets/biomarkers, nearly all of which are specifically covered by a suite of issued patents licensed exclusively to the Company. These patents are critical to the Company’s business because the intellectual property covers the use of these specific protein biomarkers on the Theralink test for the identification and optimization of which drug and which specific combination of drugs is most likely to work for each specific patient: the hallmark of patient-tailored therapy. The intellectual property covers the use of these specific markers as well as the analysis of protein drug target activation mapping in general for patient-tailored therapeutic drug selection for breast cancer, lung cancer, colorectal cancer, as well as many other solid tumors. Moreover, our issued patent portfolio covers the use of these markers for patient-tailored therapeutic selection of a broad number and type of FDA approved and experimental therapeutics.

Theralink is committed to advancing the technology from GMU, the NIH and Vanderbilt as a platform for developing new clinical biomarkers. These biomarkers and monitoring products may have the ability to provide biopharmaceutical companies and doctors with critical molecular-based knowledge to potentially make the best therapeutic decisions based on a patient’s unique, individual medical needs.

Our Business Strategy

Our strategy is to use the RPPA technology licensed from GMU,the NIH and Vanderbilt to take advantage of the new opportunities that are evolving in the precision medicine industry, both for oncologists and their patients and biopharma companies. We offer specialized protein testing through RPPA that may guide treatment decisions. These novel data-generating technologies are based on patented and proprietary technology that is well-suited to be run in a central or regional laboratory utilizing samples that are collected by healthcare providers and sent to our authorized CLIA certified testing facility for processing. We provide comprehensive and actionable insights that may improve patient outcomes in advanced stage breast cancer today and eventually across gynecological cancers, head and neck cancers, gastrointestinal cancers, lung, pancreatic and other solid tumors.

Theralink is helping answer critical clinical questions faced by physicians, researchers, and biopharmaceutical companies. To achieve this, we intend to:

●	Drive increased awareness, adoption, and create access to Theralink for patients facing a diagnosis of advanced stage breast cancer.
●	Attain reimbursement for our Proprietary Laboratory Analyses (“PLA”) code for our pan-tumor Theralink test, commence mass marketing: explore international partnerships and start to review potential opportunities in Canada, Asia and Europe.
●	Expand our network in Research and Development and Research Use Only (RUO) testing with strategic partners to broaden access, and further enhance the capabilities of our proprietary technology for all patients with solid tumors.
●	Deepen our relationships with current biopharmaceutical clients and establish new client opportunities.
●	Build out our commercial infrastructure across marketing, sales, strategic accounts, medical affairs and client services.
●	Advance the managed market strategy to expand coverage and reimbursement while working to continually improve the visibility of the cost effectiveness of our testing and improved downstream outcomes among payers.
●	Work closely with biopharmaceutical companies to have the Theralink test named as a Companion Diagnostic.

Theralink has a new and significant market opportunity due to the emergence of novel therapeutics that target a well-understood breast cancer biomarker known as human epidermal receptor 2 (HER2). HER2 is critical to normal mechanisms of healthy cells; however, the over-expression of HER2 in breast cancer triggers the cancer to progress and metastasize. Historically, therapeutics that target HER2 (e.g., trastuzumab) have been effective in treating patients with high HER2 expression detected with standard clinical tests. However, new HER2-targeted therapeutics (e.g., trastuzumab deruxtecan) are effective in treating patients with low amounts of HER2, which standard methods cannot detect. Therefore, there is a critical unmet need for a sensitive and non-subjective test to measure HER2 to empower oncologists to select the most effective HER2-targeted therapy. Traditional genomic, transcriptomic, and proteomic tests are limited in identifying and selecting patients that would effectively respond to these therapeutics and those that would not. Theralink intends to exploit this unique market opportunity.

Competitive Strengths

We believe that we have a number of competitive advantages including:

●	Our RPPA technology addresses current limitations in predicting response to targeted therapeutics. Most targeted therapeutics are designed to “turn off” activated protein signaling that drives cancer progression and metastasis. The RPPA technology was designed to measure the activated of (phosphorylated) proteins and their activity in a patient’s cancer. Other clinical technologies fail to measure activated proteins due to various factors. Immunohistochemistry requires harsh chemicals that strip the protein of the markers that deem it “active”. Mass spectrometry does not have the sensitivity required to measure activated proteins with the minimal amount of clinical sample available from a patient biopsy. Genomic testing and transcriptomic testing (ex. RNA sequencing) do not directly measure the amount of active protein. Due to the limitations of our rival technologies, we are uniquely positioned to offer the most direct evaluation of activated protein abundance in clinical specimens, and we predict that this ability will be an essential advantage in predicting therapeutic response to targeted protein inhibitors.

●	Our technology platform is built to directly achieve clinical utility. Our clinical test and future tests are designed to directly measure the abundance and activation of the targets of marketed therapeutics and those in development. Guidance and advisement from key opinion leaders on impactful biomarkers is also considered in selecting biomarkers for evaluation. This will yield results that demonstrate immediate clinical utility, as the biomarker data can be directly linked to a method of therapeutic intervention. Additionally, the platform can be tailored to the specific needs of biopharma clients by selecting targets that can investigate the efficacy of their therapeutics in development and identify mechanisms of potential resistance and feedback. The platform requires no significant modification from the preclinical setting to clinical trials, to companion diagnostic, making it ideal for long term partnerships in drug development.

●	Our RPPA platform can be tailored and scaled for Companion Diagnostic (CDx) development. CDx results are intended to facilitate therapy selection by elucidating the efficacy of a specific drug or drug class for specific cohorts of patients within which a given patient is placed. Companion diagnostic companies are of particular interest to both drug development companies and physicians. Drug development companies benefit from the results of CDx tests by improving their accuracy in selecting patients for clinical trials who are most likely to benefit from the therapeutic they are developing. Physicians may benefit from improved decision-making information by allowing them to match a specific patient with the most effective treatment option. The basis of the effectiveness of companion diagnostic tests is built upon surrogate biomarkers, which are intended to measure the effect of a specific pharmaceutical treatment and its correlation to a biomarker, or endpoint. Theralink believes the most effective method to aid in therapy selection is by taking a specialized proteomic approach to tumor analysis. The platform can be used to identify biomarkers of response in model systems or clinical trials and then the selected biomarker(s) can be developed to a clinical grade companion diagnostic.

●	Our RPPA platform is easily implemented into clinical practice and does not require any deviations from routine procedure for tissue/tumor sample preparation in the clinic. The platform was designed to work with the same biopsy tissue blocks and sections used in routine immunohistochemistry and genetics testing, with similar sample requirements. We will not face challenges or hesitance of adoption based on challenges to accommodating impractical requirements for tissue/tumor sample assessment.

●	Our RPPA technology can be applied to any solid tissue disease. Currently, the platform is employed to identify targets for therapeutic intervention in breast cancer. The platform can easily be used to concurrently identify activated targets in other solid tissue cancers such as lung, prostate, ovarian, colorectal, bladder, head and neck, endometrial and any other cancer where a solid tissue biopsy is available. Long term, the platform can be used to expand beyond cancer to biomarker discovery in significant ailments such as nonalcoholic fatty liver disease, diabetic foot ulcer, and dysfunctions of the central nervous system. The technology has also been previously applied to other sample inputs of interest including exosomes, peripheral blood mononuclear cells, and hair.

●	The Theralink leadership team has broad expertise in the oncology market. The team has many years of professional experience in clinical proteomics, demonstrated research, scientific expertise, commercialization of novel products which is paired with the Company’s novel intellectual property.

Results of Operations

Comparison for the Three and Six Months Ended March 31, 2023 and 2022

Revenue

●

During the three months ended March 31, 2023 and 2022, we generated revenues of $169,787 and $19,500, respectively, an increase of $150,287 or 771%. The increase was primarily attributable to an increase in services performed under research and development contracts for pharmaceutical companies and the start of patient direct services.

●	During the six months ended March 31, 2023 and 2022, we generated revenues of $225,082 and $98,475, respectively, an increase of $126,607 or 129%. The increase was primarily attributable to increase in services performed under research and development contracts for pharmaceutical companies and the start of patient direct services.

Costs of Revenues

●

During the three months ended March 31, 2023 and 2022, we incurred cost of revenue of $25,426 and $17,180, respectively, an increase of $8,246, or 48%. The increase in cost of revenues was due to an increase in revenue generating activities.

●	During the six months ended March 31, 2023 and 2022, we incurred cost of revenue of $36,244 and $60,745, respectively, a decrease of $24,501, or 40%. The decrease in the fiscal 2023 period cost of revenue as a percentage of revenue over the fiscal 2022 period was because in the fiscal 2022 period, the Company was required to purchase expensive third-party samples for certain pharmaceutical contracts. This increased cost significantly and decreased the gross profit for the fiscal 2022 period.

Gross Margin

●	For the three months ended March 31, 2023 and 2022, gross profit was $144,361 and $2,320 respectively, an increase of $142,041, or 6,122%, which represents a gross margin of 85% in the first three months of 2023 period versus 12% in the same period in 2022. The increase was primarily attributable to the increase in revenue and decrease in cost of revenue, as discussed above.

●	For the six months ended March 31, 2023 and 2022, gross profit was $188,838 and $37,730, respectively, an increase of $151,108, or 401% which represents a gross margin of 84% in the fiscal 2023 period versus 38% in the fiscal 2022 period. The increase was primarily attributable to the increase in revenue and decrease in cost of revenue, as discussed above.

Operating Expenses

For the three and six months ended March 31, 2023 and 2022, operating expenses consisted of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Professional fees	$461,911	$297,753	$849,349	$515,566
Compensation expense	1,400,495	702,633	3,153,194	1,328,488
Licensing fees	5,222	38,963	36,859	75,055
General and administrative expenses	422,987	523,264	871,480	1,060,920
Total	$2,290,615	$1,562,613	$4,910,882	$2,980,039

Professional fees:

●	For the three months ended March 31, 2023, professional fees increased by $164,158, or 55%, as compared to the three months ended March 31, 2022. The increase was primarily attributable to an increase in stock-based consulting fees of $63,495 related to accretion of stock option expense from the issuance of stock options to consultants in August 2022, an increase in legal fees of $22,360, an increase in accounting fees of $6,686, an increase in consulting fees of $117,282, and an increase in other professional fees of $8,463.

●	For the six months ended March 31, 2023, professional fees increased by $333,773, or 65%, as compared to the six months ended March 31, 2022. The increase was primarily attributable to an increase in stock-based consulting fees of $128,442 related to accretion of stock option expense from the issuance of stock options to consultants in August 2022, an increase in legal fees of $53,434, an increase in accounting fees of $16,648, an increase in consulting fees of $117,282, and an increase in other professional fees of $17,768.

Compensation expense:

●

For the three months ended March 31, 2023, compensation expense increased by $697,862, or 99%, as compared to the three months ended March 31, 2022. The increase was primarily attributable to an increase in stock-based compensation of $473,569 related to accretion of stock option expense from the issuance of stock options to employees in August 2022, and an increase in administrative compensation and related employee benefits.

●	For the six months ended March 31, 2023, compensation expense increased by $1,824,706, or 137%, as compared to the six months ended March 31, 2022. The increase was primarily attributable to an increase in stock-based compensation of $1,020,786 related to accretion of stock option expense from the issuance of stock options to employees in August 2022, and an increase in administrative compensation and related employee benefits and expenses resulting from additional employees being hired and a bonus paid to our CFO.

Licensing fees:

●

For the three months ended March 31, 2023, licensing fees decreased by $33,741, or 87%, as compared to the three months ended March 31, 2022. Licensing fees are mainly for the lab software, the GMU license, Vanderbilt license and state licenses. During 2022, the Company obtained licenses from numerous states to conduct business as a certified lab. The expanded national footprint is the driving force behind the fluctuations in licensing fees.

●	For the six months ended March 31, 2023, licensing fees decreased by $38,195, or 51%, as compared to the six months ended March 31, 2022. Licensing fees are mainly for the lab software, the GMU license, Vanderbilt license and state licenses. During 2022, the Company obtained licenses from numerous states to conduct business as a certified lab. The expanded national footprint is the driving force behind the fluctuations in licensing fees.

General and administrative expenses:

●

For the three months ended March 31, 2023, general and administrative expenses decreased by $100,277, or 19%, as compared to the three months ended March 31, 2022. The decrease was primarily due to a decrease in laboratory and biological supplies expense of approximately $86,016 due to a decrease in breast cancer research and development, and a decrease in sample analysis services expense of approximately $110,571 due to the termination of our relationship with our service provider and bringing this function in-house. These decreases were offset by an increase in samples expense of $31,078 for research and development, an increase in royalty fees of $26,068, an increase in repairs and maintenance of $11,104, and increases in other general and administrative expenses.

●	For the six months ended March 31, 2023, general and administrative expenses decreased by $189,440 or 18%, as compared to the six months ended March 31, 2022. The decrease was primarily due to a decrease in laboratory and biological supplies expense of approximately $129,022 due to a decrease in breast cancer research and development, and a decrease in sample analysis services expense of approximately $198,867 due to the termination of our relationship with our service provider and bringing this function in-house. These decreases were offset by an increase in samples expense of $53,183 for research and development, an increase in royalty fees of $26,956, an increase in travel expense of $21,434, and increases in other general and administrative expenses.

Loss from Operations

●	For the three months ended March 31, 2023, loss from operations amounted to $2,146,254 as compared to $1,560,293 for the three months ended March 31, 2022, an increase of $585,961, or 38%. The increase was primarily a result of the increase in operating expenses, as discussed above.

●	For the six months ended March 31, 2023, loss from operations amounted to $4,722,044 as compared to $2,942,309 for the six months ended March 31, 2022, an increase of $1,779,735, or 60%. The increase was primarily a result of the increase in operating expenses, as discussed above.

Other Income (Expenses), net

●	For the three months ended March 31, 2023 and 2022, total other expenses, net amounted to $6,420,128 and $275,702, respectively, an increase of $6,144,426. The change was primarily due to an increase in interest expense of $4,624,815 resulting from an increase in amortization of debt discount and an increase in interest bearing debt, and an increase in derivative expense of $1,527,311 resulting from the treatment of the new debentures and warrants as derivative liabilities.

●	For the six months ended March 31, 2023 and 2022, total other expenses, net amounted to $40,300,685 and $405,953, respectively, an increase of $39,894,732. The change was primarily due to an increase in interest expense of $6,336,199 resulting from an increase in amortization of debt discount of $5,780,526 and an increase in interest bearing debt, and an increase in loss on debt extinguishment of $5,434,447 resulting from the exchange of convertible notes and preferred stock to new debentures on November 29, 2022, an increase in settlement expense of $200,000, and an increase in derivative expense of $27,924,386 resulting from the treatment of the new debentures and warrants as derivative liabilities.

Preferred Stock Dividend and Deemed Dividend

●	For the three months ended March 31, 2023, we recorded $0 dividends for the Series E Preferred stock and Series F Preferred stock dividends.

●	For the six months ended March 31, 2023, we recorded dividends for the Series E Preferred stock and Series F Preferred stock in the amount of $26,301 and $13,151, respectively, for a total of $39,452 of preferred stock dividends.

On November 29th, 2022 Series E Preferred stock and Series F Preferred stock were exchanged for New Related Party Debentures as discussed in the Recent Financings section below.

Net Loss Attributed to Common Stockholders

●	For the three months ended March 31, 2023, net loss attributed to common stockholders amounted to $8,566,382, or $(0.00) per share (basic and diluted) compared to net loss attributed to common stockholders of to $1,895,174, or $(0.00) per share (basic and diluted), for the three months ended March 31, 2022, an increase of $6,671,208. The increase was a result of the changes in operating expenses and other expenses, as discussed above.

●	For the six months ended March 31, 2023, net loss attributed to common stockholders amounted to $45,062,181, or $(0.01) per share (basic and diluted) compared to net loss attributed to common stockholders of to $3,467,934, or $(0.00) per share (basic and diluted), for the six months ended March 31, 2022, an increase of $41,594,247. The increase was a result of the changes in operating expenses and other expenses, as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $52,978,316 and $207,922 in cash as of March 31, 2023 and a working capital deficit of $2,808,736 and $393,460 in cash as of September 30, 2022.

	March 31, 2023	September 30, 2022	Net Change	Percentage Change
Working capital (deficit):
Total current assets	$444,077	$646,984	$(202,907)	30%
Total current liabilities	(53,422,393)	(3,455,720)	(49,966,673)	1,446%
Working capital (deficit):	$(52,978,316)	$(2,808,736)	$(50,169,580)	1,786%

The increase in working capital deficit was primarily attributable to the increase in current liabilities of $49,966,673 primarily related to an increase in derivative liabilities (non-cash) and decrease in current assets of $202,907 due to reduction in cash of $185,538.

Cash Flows

The following table sets forth a summary of changes in cash flows for the three months ended March 31 2023 and 2022:

	Six Months Ended March 31
	2023	2022
Cash used in operating activities	$(3,517,969)	$(2,819,675)
Cash used in investing activities	(7,980)	(4,711)
Cash provided by financing activities	3,340,411	2,957,702
Net (decrease) increase in cash	$(185,538)	$133,316

Net Cash Used in Operating Activities:

Net cash used in operating activities was $3,517,969 for the six months ended March 31, 2023 as compared to $ 3,330,787 for the six months ended March 31, 2022, an increase of $187,182, or 6%.

●	Net cash used in operating activities for the six months ended March 31, 2023 primarily reflected our net loss of $45,022,729 adjusted for the add-back of non-cash items such as depreciation expense of $104,696, bad debt expense of $7,500, non-cash lease cost of $12,872, accretion of stock options expense of $1,149,238, amortization of debt discount of $6,056,696, loss on debt extinguishment of $5,434,447, non-cash settlement expense of $200,000, and derivative expense of $27,924,386, and changes in operating assets and liabilities consisting primarily of an increase in accounts receivable of $15,985, a decrease in prepaid expenses and other current assets of $23,054, a decrease in accounts payable of $105,797, an increase in accrued liabilities and other liabilities of $592,888 and an increase in contract liabilities of $117,965.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $7,980 for the six months ended March 31, 2023 as compared to net cash used in investing activities of $4,711 for the six months ended March 31, 2022, an increase of $3,269, or 69.4%. Net cash used in investing activities for the six months ended March 31, 2023 and 2022 resulted from purchase of additional laboratory equipment.

Cash Provided by Financing Activities:

Net cash provided by financing activities was $3,340,411 for the six months ended March 31, 2023 as compared to $2,957,702 for the six months ended March 31, 2022, an increase of $382,709, or 12.9%.

●	Net cash provided by financing activities for the six months ended March 31, 2023 consisted of $536,562 of net proceeds from related party debentures, $2,950,011 of net proceeds from debentures, offset by the repayment of $120,000 of convertible notes payable – related parties, and the repayment of $26,162 of financed leases.

●	Net cash provided by financing activities for the six months ended March 31, 2022, consisted of $1,000,000 of net proceeds from related party convertible debt, $2,000,000 of net proceeds from convertible debt, $250,000 of net proceeds from related party notes payable, offset by repayment of $150,000 of related party convertible note, repayment of $23,132 of financed leases and payments of $119,166 of preferred stock dividends.

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

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had net loss and net cash used in operations of $45,022,729 and $3,517,969 respectively, for the six months ended March 31, 2023. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $107,869,998, $52,332,236 and $52,978,316, and cash on hand of $207,922 on March 31, 2023. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

On November 29, 2022, the Company consummated the Initial Closing of the Offering pursuant to the terms and conditions of the Purchase Agreement, by and among, the Company, the Related Party Purchasers and the Collateral Agent. At the Initial Closing, the Company sold the related party Purchasers (i) the New Related Party Debentures and (ii) the New Related Party Warrants to purchase up to 157,142,857 shares of Common Stock, subject to adjustments provided by the Warrants, which represents 100% warrant coverage. The Company received a total of $412,092 in net proceeds at the Initial Offering from the Related Party Purchasers, net of the Original Issue Discount of $50,000, commissions of $58,200 and other offering costs of $29,708.

On November 29, 2022, the Company entered into Securities Exchange Agreements with certain related party investors, whereby the Exchanged Related Party Notes and accrued interest payable of $120,750 were exchanged for New Related Party Debentures. Additionally, on November 29, 2022, in order to induce the related party investors to exchange the respective convertible notes into the Related Party Debentures, the aggregate principal amount of the Exchanged Related Party Notes and accrued interest payable was increased by 15% (10% for the August 11, 2022 and September 2, 2022 Demand Promissory Notes), or $589,505, for new Related Party Debentures with an aggregate principal amount of $4,860,255.

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

The Company’s obligations under the New Related Party Debentures are secured by a first priority lien on all the assets of the Company pursuant to the Security Agreement.

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

On October 22, 2022, the Company issued the “Settlement Note. In connection with the issuance of the Settlement Note, the Company recorded settlement expense of $200,000. On November 29, 2022, the Settlement Note was exchanged for a new convertible debenture (see below).

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

On January 27, 2023, the Company consummated the second closing (the “Second Closing”) of the Offering pursuant to the terms and conditions of the Purchase Agreement. At the Second Closing, the Company sold the Purchasers (i) Debentures in an aggregate principal amount of $1,045,000 and (ii) Warrants to purchase up to 298,571,429 shares of Common Stock, subject to adjustments provided by the Warrants, which represents 100% warrant coverage. The Company received a total of $950,000 in gross proceeds at the Second Offering, taking into account the 10% original issue discount, before deducting offering expenses and commissions.

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

In connection with the Initial Closing of the private placement, the Company and Joseph Gunnar & Co. LLC, a U.S. registered broker-dealer (“Gunnar”), entered into a placement agency agreement (the “Placement Agency Agreement”), pursuant to which Gunnar agreed to act as the placement agent for the Offering (the “Placement Agent”). Pursuant to the terms of the Placement Agency Agreement, the Company agreed to (i) pay Gunnar a cash placement fee of 10% of the gross cash proceeds raised in the Offering, and (ii) issue to Gunnar warrants (the “PA Warrants”) on the terms identical to the Warrants sold in the Offering in an amount equal to 10% of the Underlying Securities sold to investors. As a result of the foregoing, in connection with the Initial Closing, the Company paid Gunnar an aggregate commission of $305,000 in connection with the Initial Closing. The Company also paid $50,000 in fees to Gunnar’s legal counsel and paid Gunnar a financial advisory fee of $50,000. In addition, Gunner received 124,489,795 warrants. Additionally, the Company issued 16,000,000 warrants to a consultant in connection with the private placement offering. Additionally, in connection with the Second Closing, the Company paid Gunnar an aggregate commission of $95,000, paid $7,500 in fees to Gunnar’s legal counsel, and Gunnar received 38,775,510 additional warrants.

On May 5, 2023, with an effective date of April 22, 2023, the requisite holders of the New Debentures and Exchange Debentures consented to the Company issuing up to an additional $3.1 million in principal amount of New Debentures.

Notes Payable - Related Party

On May 5, 2022, the Company and Jeffrey Busch amended the Original Note pursuant to which the principal amount was increased to $350,000 (“New Note”) with the Company receiving additional $250,000 of proceeds and added a conversion feature. The New Note bears an annual interest rate of 1% (which shall increase to 2% in the event of a default) and matures on May 5, 2024. The New Note may not be prepaid and is only convertible upon an occurrence of a public offering. The Conversion Amount of the New Note is convertible into shares of common stock at the price for which the common stock was sold in the public offering. Pursuant to ASC 470-50 - Debt Modifications and Exchanges; the amendment was accounted for as a debt extinguishment because the contingent conversion feature added to the New Note resulted in a substantial modification of the Original Note. No gain or loss was recognized in connection with the debt extinguishment. As of March 31, 2023, the New Note had an outstanding principal balance of $350,000, reflected as notes payable – related party in the accompanying unaudited balance sheet since the conditions for its contingent conversion has not yet been met, and accrued interest of $4,219.

Pursuant to a promissory note dated April 28, 2023, Douglass T. Mergenthaler advanced $110,000 to the Company. The promissory note bears interest at 10% per annum, and the outstanding principal balance and all unpaid interest is due on April 28, 2024. The Company shall have the right at any time to prepay the principal amount of this note in whole or in part, without prepayment penalty.

Future Financings

We will require additional financing to fund our planned operations. We currently do not have committed sources of additional financing and may not be able to obtain additional financing particularly, if the volatile conditions of the stock and financial markets, and more particularly the market for early development stage company stocks persist.

There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to further delay or further scale down some or all our activities or perhaps even cease the operations of the business.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the periods ended March 31, 2023 and 2022 include, but are not necessarily limited to, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of ROU assets and lease liabilities, assumptions used in assessing impairment of long-lived assets, allowances for accounts receivable, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of derivatives and the fair value of non-cash equity transactions.

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

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on March 31, 2023. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

The Company provides research and development support to biopharmaceutical companies to assist their drug development programs. In January 2021, the Company began performing tumor profiling to support clinical patient therapeutic intervention. The services provided by the Company are performance obligations under services contracts. These contracts are completed over time and may lead to deferred revenue for services not completed at the end of a period which is reflected as contract liabilities on the accompanying balance sheet. The Company may include, in accounts receivable, amounts billed to customers in advance of services being initiated or completed. If the Company has a right to such consideration that is unconditional such as for contractually allowed billings under non-cancellable contracts, such amounts billed in advance would be offset by contract liability. Management reviews the completion status of all jobs monthly to determine the appropriate amount of revenue to recognize. The Company offers these services to biopharmaceutical companies and to private individuals. For the six months ended March 31, 2023 and March 21, 2022 Company received 83% and 100% of its revenue from biopharmaceutical companies and for the six months ended March 31, 2023 Company received 17% of its revenue from the start of the patient direct services.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2023, our disclosure controls and procedures were not effective due to our material weaknesses in internal control over financial reporting discussed below.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2023. Our management’s evaluation of our internal control over financial reporting was based on the Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of March 31, 2023, our internal control over financial reporting was not effective.

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

Management believes that despite our material weaknesses set forth above, our unaudited financial statements for the quarter ended March 31, 2023 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On August 16, 2022, Erika Singleton filed a complaint against the Company in the Eighth Judicial District Court, Clark County, Nevada, Case No. A-22-857038-C. Plaintiff alleges that the Company did not provide her with physical stock certificates for 200,000 shares of common stock Plaintiff purchased for $2,000 in 2017. Based on these and other allegations, Plaintiff asserts claims against the Company for breach of contract, violation of Florida securities law, fraud, and unjust enrichment. The Company filed a motion to dismiss the fraud claim, which the Court granted on April 20, 2023.  The Company is currently preparing to file its answer to Plaintiff’s remaining claims.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

3.1	Amended and Restated Articles of Incorporation, as amended	10-K	3.1	01/13/2022

3.2	Certificate of Amendment as filed on July 1, 2022	8-K	3.1	07/07/2022

3.3	Amended and Restated Bylaws	8-K	3.1	11/01/2013

4.1	Form of 10% Original Issue Discount Senior Secured Convertible Debentures	8-K	4.1	12/01/2022

4.2	Form of Common Stock Purchase Warrant	8-K	4.2	12/01/2022

4.3	Form of 10% Original Issue Discount Senior Secured Convertible Debentures (Exchanged Debentures)	8-K	4.3	12/01/2022

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

32.1*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.				X

101.INS	INLINE XBRL INSTANCE DOCUMENT				X
101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA				X
101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				X
101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				X
101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE				X
101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				X
104	COVER PAGE INTERACTIVE DATA FILE (EMBEDDED WITHIN THE INLINE XBRL DOCUMENT)				X

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERALINK TECHNOLOGIES, INC.

Date: May 15, 2023	By:	/s/ Mick Ruxin, MD
Mick Ruxin, MD
Chief Executive Officer

Date: May 15, 2023	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk
Chief Financial Officer, Treasurer and Secretary

