Form 10-Q
period 2023-06-30
THERALINK TECHNOLOGIES, INC.
filed 2023-08-21
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-52218

Theralink Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-2590810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15000 W. 6th Avenue, Suite 400 Golden, CO	80401
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (720) 420-0074

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

Large accelerated filer	☐	Accelerated filer	☐
Non accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 6,151,499,919 shares of its common stock, $0.0001 par value per share, outstanding as of August 21, 2023.

THERALINK TECHNOLOGIES, INC.

FORM 10-Q

JUNE 30, 2023

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

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions or by known or unknown risks, uncertainties and other factors including, among others:

●	our ability to continue as a going concern;
●	our ability to remain current in filing all reports required to be filed by us under Section 13 or 15(d) of the Securities Exchange Act of 1934;
●	our ability to maintain pricing;
●	our ability to employ skilled and qualified workers;
●	the fact that we have incurred significant losses since inception, expect to incur net losses for at least the next several years and may never achieve or sustain profitability;
●	the loss of key management personnel upon whom we depend;
●	our ability to fund our operations;
●	inadequate insurance coverage for certain losses or liabilities;
●	our ability to navigate the regulatory approval process in the U.S. and other countries, and our success in obtaining required regulatory approvals on a timely basis;
●	commercial development of technologies that compete with our technology;
●	the actual and perceived effectiveness of our technology, and how the technology compares to competitive technologies;
●	the rate and degree of market acceptance and clinical utility of our technology;
●	the strength of our intellectual property protection, and our success in avoiding infringement of the intellectual property rights of others;
●	regulations affecting the health care industry;
●	adverse developments in our research and development activities;
●	potential liability if our technology causes illness, injury or death, or adverse publicity from any such events;
●	our ability to operate our business efficiently, manage capital expenditures and costs (including general and administrative expenses) and obtain financing when required;
●	impacts from the announcement that we have entered into a merger agreement with IMAC Holdings, Inc. and IMAC Merger Sub, Inc. (the “Merger”); and
●	our expectations with respect to future licensing, partnering or acquisition activity.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THERALINK TECHNOLOGIES, INC.

BALANCE SHEETS

	June 30,	September 30,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$25,089	$393,460
Accounts receivable, net	15,000	32,125
Prepaid expenses and other current assets	185,174	217,699
Marketable securities	800	3,700

Total Current Assets	226,063	646,984

OTHER ASSETS:
Property and equipment, net	333,338	686,127
Financing right-of-use assets, net	30,178	64,954
Operating right-of-use asset, net	1,117,169	1,154,861
Deferred offering costs	-	27,270
Security deposits	18,715	18,715

Total Assets	$1,725,463	$2,598,911

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,123,374	$730,923
Accounts payable - related parties	7,972	16,223
Accrued liabilities	533,661	268,021
Accrued liabilities - related parties	536,625	76,927
Accrued compensation	435,669	383,295
Accrued director compensation	237,500	192,500
Contract liabilities	260,440	156,550
Convertible notes, net of discount	5,187,334	-
Convertible notes - related parties, net of discount	5,309,663	1,000,000
Notes payable - related party, net of discount	797,197	350,000
Notes payable - current	1,000	1,000
Financing lease liability - current	39,565	53,995
Operating lease liability - current	29,880	25,551
Insurance payable	12,616	122,295
Derivative liabilities	33,484,450	-
Contingent liabilities	83,840	78,440

Total Current Liabilities	48,080,786	3,455,720

LONG-TERM LIABILITIES:
Financing lease liability	8,958	34,390
Operating lease liability	1,134,658	1,157,761
Convertible notes - related parties net of discount, net of current portion	-	1,305,814
Convertible notes, net of discount	-	446,281

Total Liabilities	49,224,402	6,399,966

Commitments and Contingencies (Note 10)

Series E preferred stock; $0.0001 par value; 2,000 shares designated; nil and 1,000 issued and outstanding at June 30, 2023 and September 30, 2022, respectively; liquidation value of $0 and $2,040,329 at June 30, 2023 and September 30, 2022, respectively	-	2,000,000

Series F preferred stock; $0.0001 par value; 2,000 shares designated; nil and 500 issued and outstanding at June 30, 2023 and September 30, 2022; liquidation value of $0 and $1,020,164 at June 30, 2023 and September 30, 2022, respectively	-	1,000,000

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value; 26,667 authorized;
Series A Preferred stock: $0.0001 par value; 1,333 shares designated; 667 issued and outstanding at June 30, 2023 and September 30, 2022	-	-
Series C-1 Preferred stock: $0.0001 par value; 3,000 shares designated; 141 and 1,043 issued and outstanding at June 30, 2023 and September 30, 2022, respectively	-	-
Series C-2 Preferred stock: $0.0001 par value; 6,000 shares designated; nil and 3,037 issued and outstanding at June 30, 2023 and September 30, 2022, respectively	-	-
Series D-1 Preferred stock: $0.0001 par value; 1,000 shares designated; nil issued and outstanding at June 30, 2023 and September 30, 2022	-	-
Series D-2 Preferred stock: $0.0001 par value; 4,360 shares designated; nil issued and outstanding at June 30, 2023 and September 30, 2022	-	-

Common stock: $0.0001 par value, 100,000,000,000 shares authorized; 6,151,499,919 and 6,151,499,919 issued and outstanding at June 30, 2023 and September 30, 2022, respectively	615,150	615,150
Additional paid-in capital	55,255,860	55,391,612
Accumulated deficit	(103,369,949)	(62,807,817)

Total Stockholders’ Deficit	(47,498,939)	(6,801,055)

Total Liabilities and Stockholders’ Deficit	$1,725,463	$2,598,911

See accompanying condensed notes to unaudited financial statements.

THERALINK TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

REVENUES, NET	$202,447	$164,213	$427,529	$262,688

COST OF REVENUE	50,084	99,484	86,328	160,229

GROSS PROFIT	152,363	64,729	341,201	102,459

OPERATING EXPENSES:
Professional fees	461,431	162,164	1,310,780	677,740
Compensation expense	1,012,488	703,267	4,165,682	2,031,755
Licensing fees	19,024	30,377	55,883	105,432
General and administrative expenses	342,473	545,254	1,213,953	1,606,174
Impairment loss	238,671	-	238,671	-

Total Operating Expenses	2,074,087	1,441,062	6,984,969	4,421,101

LOSS FROM OPERATIONS	(1,921,724)	(1,376,333)	(6,643,768)	(4,318,642)

OTHER INCOME (EXPENSES):
Interest expense, net	(5,060,163)	(326,961)	(11,799,215)	(729,814)
Loss on debt extinguishment, net	-	-	(5,434,447)	-
Unrealized loss on marketable securities	(100)	(5,500)	(2,900)	(8,600)
Settlement expense	-	-	(200,000)	-
Derivative income (expense)	11,482,036	-	(16,442,350)	-

Total Other Income (Expenses), net	6,421,773	(332,461)	(33,878,912)	(738,414)

NET INCOME (LOSS)	4,500,049	(1,708,794)	(40,522,680)	(5,057,056)

Series E preferred stock dividend	-	(39,890)	(26,301)	(119,671)
Series F preferred stock dividend	-	(19,945)	(13,151)	(59,836)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,500,049	$(1,768,629)	$(40,562,132)	$(5,236,563)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic	$0.00	$(0.00)	$(0.01)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,151,499,919	6,062,411,449	6,151,499,919	5,732,126,399
Diluted	21,147,255,067	6,062,411,449	6,151,499,919	5,732,126,399

See accompanying condensed notes to unaudited financial statements.

THERALINK TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

	Preferred Stock				Common Stock		Additional		Total
	Series A # of Shares	Series C-1 # of Shares	Series C-2 # of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance on September 30, 2022	667	1,043	3,037	$-	6,151,499,919	$615,150	$55,391,612	$(62,807,817)	$(6,801,055)

Accretion of stock option expense	-	-	-	-	-	-	612,173	-	612,173

Exchange of preferred stock to convertible debt	-	(902)	(3,037)	-	-	-	(1,618,238)	-	(1,618,238)

Series E preferred stock dividend	-	-	-	-	-	-	-	(26,301)	(26,301)

Series F preferred stock dividend	-	-	-	-	-	-	-	(13,151)	(13,151)

Net loss	-	-	-	-	-	-	-	(36,456,347)	(36,456,347)

Balance on December 31, 2022	667	141	-	-	6,151,499,919	615,150	54,385,547	(99,303,616)	(44,302,919)

Accretion of stock option expense	-	-	-	-	-	-	537,065	-	537,065

Net loss	-	-	-	-	-	-	-	(8,566,382)	(8,566,382)

Balance on March 31, 2023	667	141	-	-	6,151,499,919	615,150	54,922,612	(107,869,998)	(52,332,236)

Accretion of stock option expense	-	-	-	-	-	-	333,248	-	333,248

Net loss	-	-	-	-	-	-	-	4,500,049	4,500,049

Balance on June 30, 2023	667	141	-	$-	6,151,499,919	$615,150	$55,255,860	$(103,369,949)	$(47,498,939)

	Preferred Stock				Common Stock		Additional		Total
	Series A # of Shares	Series C-1 # of Shares	Series C-2 # of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at September 30, 2021	667	2,966	4,917	$-	5,124,164,690	$512,416	$44,368,077	$(49,825,855)	$(4,945,362)

Relative fair value of warrant issued in connection with convertible notes - related party recorded as debt discount	-	-	-	-	-	-	661,088	-	661,088

Relative fair value of warrant issued in connection with convertible notes recorded as debt discount	-	-	-	-	-	-	991,120	-	991,120

Series E preferred stock dividend	-	-	-	-	-	-	-	(40,329)	(40,329)

Series F preferred stock dividend	-	-	-	-	-	-	-	(20,164)	(20,164)

Correction for rounding error	-	-	-	-	(1,436)	-	-	-	-

Net loss	-	-	-	-	-	-	-	(1,512,267)	(1,512,267)

Balance on December 31, 2021	667	2,966	4,917	-	5,124,163,254	512,416	46,020,285	(51,398,615)	(4,865,914)

Issuance of common stock in connection with conversion of Series C-1 preferred stock	-	(1,090)	-	-	163,637,529	16,364	(16,364)	-	-

Issuance of common stock in connection with conversion of Series C-2 preferred stock	-	-	(1,880)	-	280,475,491	28,048	(28,048)	-	-

Issuance of common stock in connection with settlement of accounts payable	-	-	-	-	26,913,738	2,691	81,549	-	84,240

Issuance of common stock in connection with subscriptions payable	-	-	-	-	431,309,907	43,131	1,306,869	-	1,350,000

Relative fair value of warrants issued in connection with convertible notes - related party recorded as debt discount	-	-	-	-	-	-	331,969	-	331,969

Relative fair value of warrants issued in connection with convertible notes recorded as debt discount	-	-	-	-	-	-	996,708	-	996,708

Relative fair value of additional warrants issued in connection with modification of convertible notes - related party recorded as debt discount	-	-	-	-	-	-	34,620	-	34,620

Relative fair value of additional warrants issued in connection with modification of convertible notes recorded as debt discount	-	-	-	-	-	-	44,858	-	44,858

Series E preferred stock dividend	-	-	-	-	-	-	-	(39,452)	(39,452)

Series F preferred stock dividend	-	-	-	-	-	-	-	(19,727)	(19,727)

Net loss	-	-	-	-	-	-	-	(1,835,995)	(1,835,995)

Balance at March 31, 2022	667	1,876	3,037	-	6,026,499,919	602,650	48,772,446	(53,293,789)	(3,918,693)

Issuance of common stock in connection with conversion of Series C-1 preferred stock	-	(833)	-	-	125,000,000	12,500	(12,500)	-	-

Relative fair value of warrants issued in connection with convertible notes - related party recorded as debt discount	-	-	-	-	-	-	238,228	-	238,228

Relative fair value of warrants issued in connection with convertible notes recorded as debt discount	-	-	-	-	-	-	335,593	-	335,593

Series E preferred stock dividend	-	-	-	-	-	-	-	(39,890)	(39,890)

Series F preferred stock dividend	-	-	-	-	-	-	-	(19,945)	(19,945)

Net loss	-	-	-	-	-	-	-	(1,708,794)	(1,708,794)

Balance at June 30, 2022	667	1,043	3,037	$-	6,151,499,919	$615,150	$49,333,767	$(55,062,418)	$(5,113,501)

See accompanying condensed notes to unaudited financial statements.

THERALINK TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(40,522,680)	$(5,057,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment and financing ROU assets	156,874	143,531
Non-cash lease cost	18,918	21,528
Accretion of stock option expense	1,482,486	-
Amortization of debt discount	10,656,131	501,432
Loss on debt extinguishment	5,434,447	-
Bad debt expense	10,172	-
Unrealized loss (gain) on marketable securities	2,900	8,600
Non-cash settlement expense	200,000	-
Derivative expense	16,442,350	-
Gain on modification of operating lease	-	(8,229)
Impairment loss	238,671	-
Change in operating assets and liabilities:
Accounts receivable	6,953	(109,380)
Prepaid expenses and other current assets	32,525	27,882
Laboratory supplies	-	71,062
Accounts payable	384,200	(385,860)
Accrued liabilities and other liabilities	1,081,380	158,335
Contract liabilities	103,890	167,522

NET CASH USED IN OPERATING ACTIVITIES	(4,270,783)	(4,460,633)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,980)	(88,199)

NET CASH USED IN INVESTING ACTIVITIES	(7,980)	(88,199)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt - related parties, net	677,562	1,900,000
Proceeds from convertible debt, net	2,950,011	2,425,000
Proceeds of notes payable - related parties	442,681	400,000
Repayment of convertible notes payable	-	(150,000)
Repayment of convertible notes payable - related parties	(120,000)	-
Repayment of financed lease	(39,862)	(35,242)
Payments for preferred stock dividends	-	(179,660)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,910,392	4,360,098

NET (DECREASE) INCREASE IN CASH	(368,371)	(188,734)

CASH, beginning of the period	393,460	314,151

CASH, end of the period	$25,089	$125,417

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,824	$100,025
Income taxes	$-	$-

Non-cash investing and financing activities:
Series E preferred stock dividend	$26,301	$119,671
Series F preferred stock dividend	$13,151	$59,836
Initial amount of operating ROU asset and related liability	$-	$1,212,708
Relative fair value of warrant issued in connection with convertible notes - related party recorded as debt discount	$-	$1,231,285
Relative fair value of warrant issued in connection with convertible notes recorded as debt discount	$-	$2,323,421
Relative fair value of additional warrants issued in connection with modification of convertible notes - related party recorded as debt discount	$-	$34,620
Relative fair value of additional warrants issued in connection with modification of convertible notes recorded as debt discount	$-	$44,858
Initial fair value of derivative liabilities recorded as debt discount - related parties	$8,978,284	$-
Initial fair value of derivative liabilities recorded as debt discount	$8,063,816	$-
Exchange of preferred stock and accrued dividends for convertible debt - related parties	$3,099,945	$-
Exchange of preferred stock for convertible debt	$1,618,238	$-
Exchange of accrued interest payable for convertible debt - related parties	$129,079	$-
Exchange of accrued interest payable for convertible debt	$173,375	$-

See accompanying condensed notes to unaudited financial statements.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

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

On May 23, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IMAC Holdings, Inc. (“IMAC”) and IMAC Merger Sub, Inc., a newly formed, wholly owned subsidiary of IMAC (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Theralink (the “Merger”), with Theralink continuing as a wholly owned subsidiary of IMAC. The board of directors of IMAC, and the Company’s Board of Directors unanimously approved the Merger Agreement. Under the terms of the Merger Agreement, upon completion of the Merger, each share of our common stock and each share of our preferred stock issued and outstanding as of immediately prior to completion of the Merger will be converted into and will thereafter represent the right to receive a portion of a share of common stock of IMAC, par value $0.001 (the “IMAC Shares”) such that the total number of IMAC Shares issued to the holders of our common and preferred stock shall equal 85% of the total number of IMAC Shares outstanding as of the completion of the Merger. The completion of the Merger is subject to the satisfaction of customary closing conditions, including: (i) adoption of the Merger Agreement by holders of a majority of the outstanding shares of voting stock of Theralink, and (ii) approval of the issuance of IMAC Shares in connection with the Merger by a majority of the votes cast at the shareholder meeting of IMAC. IMAC and we have each made customary representations and warranties in the Merger Agreement. The Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to the conduct of each of IMAC’s and our business between the date of the signing of the Merger Agreement and the closing date of the Merger. (See Note 10).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information, which present the unaudited financial statements of the Company as of June 30, 2023. The interim unaudited financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the September 30, 2022 audited financial statements on Form 10-K filed on December 29, 2022. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments and non-recurring adjustments) have been made for the fair presentation of the unaudited financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the year ending September 30, 2023.

Going Concern

These unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had net loss and net cash used in operations of $40,522,680 and $4,270,783, respectively, for the nine months ended June 30, 2023. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $103,369,949, $47,498,939 and $47,854,723, and cash on hand of $25,089 on June 30, 2023. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the periods ended June 30, 2023 and 2022 include, but are not necessarily limited to, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of right-of-use ROU assets and lease liabilities, assumptions used in assessing impairment of long-lived assets, allowances for accounts receivable, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of derivative liabilities, and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2023. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on the disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

Assets or liabilities measured at fair value on a recurring basis included embedded conversion options in convertible debt (see Note 6) and were as follows on June 30, 2023 and September 30, 2022:

	June 30, 2023			September 30, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	$—	$—	$33,484,450	$—	$—	$—

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Nine Months Ended June 30,
	2023	2022
Balance at beginning of period	$-	$-
Initial valuation of derivative liabilities included in debt discount	17,042,100	-
Initial valuation of derivative liabilities included in derivative expense	27,438,113	-
Change in fair value included in derivative expense	(10,995,763)	-
Balance at end of period	$33,484,450	$-

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

JUNE 30, 2023

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s investment policy is to preserve principal and maintain liquidity. The Company periodically monitors its positions with, and the credit quality of, the financial institutions with which it invests.

Prepaid Assets

Prepaid assets are carried at amortized cost. Significant prepaid assets as of June 30, 2023 and September 30, 2022 include, but are not necessarily limited to, prepaid insurance, prepaid consulting fees, prepaid equipment maintenance fees and retainers for professional services.

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

The Company provides research and development support to biopharmaceutical companies to assist their drug development programs. In January 2021, the Company began performing tumor profiling to support clinical patient therapeutic intervention. The services provided by the Company are performance obligations under services contracts. These contracts are completed over time and may lead to deferred revenue for services not completed at the end of a period which is reflected as contract liabilities on the accompanying balance sheet. The Company may include, in accounts receivable, amounts billed to customers in advance of services being initiated or completed. If the Company has a right to such consideration that is unconditional such as for contractually allowed billings under non-cancellable contracts, such amounts billed in advance would be offset by contract liability. Management reviews the completion status of all jobs monthly to determine the appropriate amount of revenue to recognize. The Company offers these services to biopharmaceutical companies and to private individuals. The Company uses various output methods to recognize revenues. During the nine months ended June 30, 2023 and 2022, revenues by category is as follows:

	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
Biopharma services	$305,960	$241,843
Patient testing service	121,569	20,845
Total revenues	$427,529	$262,688

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

The revenue recognized from services provided to private individuals during the three and nine months ended June 30, 2023 and 2022 were minimal and therefore were not disaggregated for disclosure purposes.

Contract Liabilities

Contract liabilities are cash deposits received from customers and advance billing included in accounts receivable on uncompleted contracts for which revenues have not been recognized as of the balance sheet date.

For the nine months ended June 30, 2023 and 2022, contract liabilities activity is as follows:

	Nine Months Ended June 30, 2023	Nine Months Ended June 30, 2022
Contract liabilities beginning balance	$156,550	$135,150
Billings and cash receipts on uncompleted contracts	159,465	325,048
Less: revenues recognized during the period	(55,575)	(157,525)
Total contract liabilities	$260,440	$302,672

During the nine months ended June 30, 2023, the Company recognized $55,575 of the contract liabilities into revenue, of which $41,500 was related to the uncompleted contracts from the prior period.

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

Research and Development

In fiscal 2022, the Company joined and made an investment in an investigator-initiated study. As part of that investment, the Company obtained rights/access to various retrospective biobank clinical samples for research and product development purposes. In addition, the Company received active patient clinical samples for the following disease sites: ovarian, endometrial, and head & neck cancers. These samples were tested to provide RUO (Research Use Only) results reports for research and product validation efforts. The transaction term is for 5-years, starting in September 2021. During the nine months ended June 30, 2023, and 2022, the Company had spent $50,000 and $100,000 on this research and development project, which is included in general and administrative expenses on the accompanying unaudited statements of operations.

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

Concentrations

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions that at times may exceed the federally insured limit of $250,000. As of June 30, 2023 and September 30, 2022, the cash balances were in excess of the FDIC insured limit by $0 and $186,466, respectively. The Company has not experienced any losses in such accounts through June 30, 2023.

Concentration of Revenues

For the nine months ended June 30, 2023, the Company generated total revenue of $427,529 of which 73.5% were from four of the Company’s customers (26.3%, 19.3%, 10.6% and 17.3%, respectively). For the nine months ended June 30, 2022, the Company generated total revenue of $262,688 of which 32%, 23% and 17% were from three of the Company’s customers.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Concentration of Accounts Receivable

As of June 30, 2023, the Company had net accounts receivable of $15,000 of which 100% was from nine of the Company’s customers. As of September 30, 2022, the Company had net accounts receivable of $32,125 of which 59% and 41% were from two of the Company’s customers, respectively.

Concentration of Contract Liabilities

As of June 30, 2023, the Company had deferred revenue reflected as contract liabilities of $260,440 of which 96% was from one of the Company’s customers. As of September 30, 2022, the Company had deferred revenue reflected as contract liabilities of $156,550 of which 65% and 24% were from two of the Company’s customers.

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

During the nine months ended June 30, 2023 and 2022, the Company incurred $0 and $275,372, respectively, or 100%, of its patient reporting and contract research (formerly called sample analysis) expense from one vendor.

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

The following table presents a reconciliation of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net income (loss) per common share - basic:
Net income (loss) attributable to common shareholders	$4,500,049	$(1,768,629)	$(40,562,132)	$(5,236,563)
Weighted average common shares outstanding – basic	6,151,499,919	6,062,411,449	6,151,499,919	5,732,126,399
Net income (loss) per common share – basic	$0.00	$(0.00)	$(0.01)	$(0.00)

Net income (loss) per common share - diluted:
Net income (loss) attributable to common shareholders - basic	$4,500,049	$(1,768,629)	$(40,562,132)	$(5,236,563)
Add: interest on convertible debt	5,060,163	-	-	-
Less: derivative gain	(11,482,036)	-	-	-
Numerator for loss per common share – diluted	$(1,921,824)	$(1,768,629)	$(40,562,132)	$(5,236,563)

Weighted average common shares outstanding – basic	6,151,499,919	6,062,411,449	6,151,499,919	5,732,126,399
Add: dilutive shares related to:
Stock options	-	-	-	-
Warrants	1,555,920,022	-	-	-
Convertible debt	13,439,835,126	-	-	-
Weighted average common shares outstanding – diluted	21,147,255,067	6,062,411,449	6,151,499,919	5,732,126,399
Net loss per common share – diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The following potentially dilutive equity securities outstanding as of June 30, 2023 and 2022 were not included in the computation of dilutive income (loss) per common share because the effect would have been anti-dilutive:

	June 30,
	2023	2022
Stock warrants	7,244,334,819	1,876,207,963
Stock options	1,901,410,519	-
Series C-1 preferred stock	21,167,535	156,626,175
Series C-2 preferred stock	-	453,067,129
Series E preferred stock	-	638,977,636
Series F preferred stock	-	319,488,818
Convertible notes	13,439,835,126	1,417,522,294
	22,606,747,999	4,861,890,015

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of June 30, 2023 and 2022, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expenses. However, no such interest and penalties were recorded as of June 30, 2023 and 2022.

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

Recent Accounting Pronouncements

On October 1, 2022, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASC 326). The standard replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. Further, the FASB issued ASU 2019-04 and ASU 2019-05 to provide additional guidance on the credit losses standard. While the adoption of ASC 326 could result in a higher allowance recorded in the future for credit losses on receivables within the scope of the standard due to the prescribed measurement principles, the impact of the adoption on the Company’s consolidated financial statements was not material.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – MARKETABLE SECURITIES

During the fiscal year ended 2017, the Company acquired 1,000,000 shares of common stock of Amarantus BioScience Holdings, Inc. (“AMBS”) with a fair value of $40,980. The AMBS common stock is recorded as marketable securities in the accompanying balance sheets. Its fair value is adjusted every reporting period and the change in fair value is recorded in the statements of operations as unrealized gain or loss on marketable securities. During the nine months ended June 30, 2023 and 2022, the Company recorded $2,900 and $8,600 of unrealized loss on marketable securities, respectively. As of June 30, 2023 and September 30, 2022, the fair value of these shares was $800 and $3,700, respectively.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 4 – ACCOUNTS RECEIVABLE

On June 30, 2023 and September 30, 2022, accounts receivable consisted of the following:

	June 30, 2023	September 30, 2022
Accounts receivable	$29,000	$35,957
Less: allowance for doubtful accounts	(14,000)	(3,832)
Accounts receivable, net	$15,000	$32,125

For the nine months ended June 30, 2023 and 2022, bad debt expense amounted to $10,172 and $0, respectively. In February 2023, the Company received $3,828 of accounts receivable previously written off.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Once placed in service, they are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease terms. Property and equipment consist of the following:

	Estimated Useful Life in Years	June 30, 2023	September 30, 2022
Laboratory equipment	5	$358,388	$597,059
Furniture	5	24,567	24,567
Leasehold improvements	5	353,826	353,826
Computer equipment	3	76,470	68,490
		813,251	1,043,942
Less accumulated depreciation		(479,913)	(357,815)
Property and equipment, net		$333,338	$686,127

For the three months ended June 30, 2023 and 2022, depreciation expense related to property and equipment amounted to $40,586 and $36,825, respectively.

For the nine months ended June 30, 2023 and 2022, depreciation expense related to property and equipment amounted to $122,098 and $108,754, respectively.

During the three and nine months ended June 30, 2023, the Company recorded an impairment loss of $238,671 in connection with the impairment of certain laboratory equipment that was not in use and will likely not be used, which is included in operating expenses on the accompanying unaudited statement of operations.

Leased equipment was not included in the table above as it was accounted for in accordance with ASU 842 – Leases. These leases are discussed in Note 7 under financing lease right-of-use (“ROU”) assets and financing lease liabilities.

NOTE 6 – DEBT

On June 30, 2023 and September 30, 2022, convertible notes payable (third parties and related parties) consisted of the following:

	June 30, 2023	September 30, 2022
Principal amount	$8,986,605	$2,475,000
Less: debt discount	(3,799,271)	(2,028,719)
Convertible notes payable, net	5,187,334	446,281
Less: current portion of convertible notes payable - related parties	(5,187,334)	-
Convertible notes payable, net – long-term	$-	$446,281

Principal amount – related parties	$9,130,292	$4,150,000
Less: debt discount – related parties	(3,820,629)	(1,844,186)
Convertible notes payable - related parties, net	5,309,663	2,305,814
Less: current portion of convertible notes payable - related parties	(5,309,663)	(1,000,000)
Convertible notes payable - related parties, net – long-term	$-	$1,305,814

Total convertible notes payable, net	$10,496,997	$2,752,095

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Convertible Debt – Related Parties

On May 12, 2021, the Company entered into a Securities Purchase Agreement (“May 2021 SPA”) with a related party, who is an affiliate stockholder (“May 2021 Investor”) to purchase a convertible note (“May 2021 Note”) and accompanying 63,897,764 warrants (“May 2021 Warrants”) for an aggregate investment amount of $1,000,000 (see Note 8). The May 2021 Note had a principal value of $1,000,000, bore an interest rate of 8% per annum and was to mature on May 12, 2026. The Company received the proceeds in three tranches with the first tranche of $333,334 received in May 2021, the second tranche of $333,333 received in June 2021 and the third tranche of $333,333 received in July 2021. The May 2021 Note was convertible at any time into shares of the Company’s common stock at a conversion price equal to $0.00313 per share for any amount of principal and accrued interest remaining outstanding (subject to adjustment). The May 2021 Note and May 2021 Warrants included a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the May 2021 Note and May 2021 Warrants. As of September 30, 2022, the May 2021 Note had an outstanding principal balance of $1,000,000 and accrued interest of $20,164 and is included in the accompanying balance sheet at $267,521 as a long-term convertible note payable – related party, net of discount in the amount of $732,479 (see Note 8). The May 2021 Warrants had an exercise price of $0.00313 per share (subject to adjustment) until May 12, 2026 and was exercisable for cash at any time. The May 2021 Warrants were valued at $984,200 using the relative fair value method which was recorded as a debt discount which was being amortized over the life of the May 2021 Note. In addition, the May 2021 Note had a beneficial conversion feature (“BCF”) in the amount of $15,800 which was recorded as a debt discount which was being amortized over the life of the May 2021 Note. The debt discount totaled $1,000,000 which was being amortized over the life of the May 2021 Notes. On November 29, 2022, the May 2021 Note was exchanged for a new convertible debenture (see below).

On November 1, 2021, the Company entered into a Securities Purchase Agreement (“First November 2021 SPA”) with a related party, who is an affiliate stockholder (“First November 2021 Investor”), to purchase three convertible notes (collectively as “First November 2021 Notes”) and three accompanying warrants (collectively as “First November 2021 Warrants”), for an aggregate investment amount of $1,000,000. The first note issued on November 1, 2021, had a principal balance of $334,000 and accompanying warrants to purchase up to 18,251,367 shares of common stock. The second note issued on December 1, 2021, had a principal balance of $333,000 and accompanying warrants to purchase up to 18,196,722 shares of common stock. The third note issued on January 1, 2022, had a principal balance of $333,000 and accompanying warrants to purchase up to 18,196,722 shares of common stock. The Company received $1,000,000 in aggregate proceeds from the First November 2021 Notes. The First November 2021 Notes bore interest rate of 8% per annum and was to mature on November 1, 2026. The First November 2021 Warrants are exercisable at any time and expire on November 1, 2026. The First November 2021 Warrants were initially valued at $990,048 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the First November 2021 Notes. The First November 2021 Notes and First November 2021 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment). The First November 2021 Notes and First November 2021 Warrants included a down-round provision under which the conversion price and exercise price were reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the First November 2021 Notes and First November 2021 Warrants. On January 26, 2022, a notice and request for consent regarding a change in offering terms was sent by the Company to the First November 2021 Investor. Upon the approval of the First November 2021 Investor, the Company modified the terms of the First November 2021 SPA which increased the warrants issuable from 20% to 100% of the common stock issuable upon conversion of the notes purchased. As a result, the First November 2021 Investor received additional cashless-exercisable warrants equal to 80% of the common stock issuable upon conversion of the First November 2021 Notes. The Company issued additional warrants to purchase up to 218,579,234 shares of common stock to the First November 2021 Investor which increased the total relative fair value of all warrants in total by $34,620 recorded as debt discount which is being amortized over the life of the First November 2021 Notes (see Note 8 and 9). The modification of the First November 2021 SPA did not meet the requirements of a debt extinguishment under ASC 470-50 - Debt Modifications and Exchanges; however it represented a substantial modification whereby the First November 2021 Investor received a substantial amount of additional warrants for the same principal amount of investment; hence, it was accounted for, in substance, as a debt modification ASC 470-50 and no gain or losses was recognized. As of September 30, 2022, the First November 2021 Notes had an outstanding principal of $1,000,000 and accrued interest of $20,164 and are included in the accompanying balance sheet at $140,093 as a long-term convertible note payable – related party, net of discount in the amount of $859,907 (see Note 8) as of September 30, 2022. On November 29, 2022, the First November 2021 Notes were exchanged for a new convertible debenture (see below).

On April 5, 2022, the Company entered into a Securities Purchase Agreement (“First April 2022 SPA”) with a related party, Matthew Schwartz, who is a member of the Board of Directors (“Investor”), to purchase a convertible note with a principal balance of $100,000 (“First April 2022 Note”) with accompanying warrants to purchase 4,201,681 shares of common stock (“First April 2022 Warrants”). The Company received net proceeds of $100,000 on March 24, 2022. The First April 2022 Warrants were valued at $89,815 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the First April 2022 Note. The First April 2022 Warrants are exercisable at any time and expire on April 1, 2027. The First April 2022 Note bore an interest rate of 8% per annum and was to mature on April 1, 2027. The First April 2022 Note and First April 2022 Warrants were convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment). The First April 2022 Note and First April 2022 Warrants included a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the First April 2022 Note and First April 2022 Warrants. For so long as the First April 2022 Warrants remains outstanding and until the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the agreement); (i) if the Company issues warrants to investors in an offering of common stock or of any equity linked security (each a “Subsequent Offering”), and such warrants equal more than 20% warrant coverage, then a number of additional shares will be added to the First April 2022 Warrants such that the First April 2022 Warrants shall equal the same percentage of the warrant coverage offered to the investors in the Subsequent Offering and; (ii) if the Company issues warrants in a Subsequent Offering which may be exercised by means of a cashless exercise, then the First April 2022 Warrants shall be exercisable by the same cashless exercise feature of the warrants issued in the Subsequent Offering. As of September 30, 2022, the First April 2022 Note had an outstanding principal balance of $100,000 and accrued interest of $3,901 and is reflected in the accompanying balance sheet at $18,959 as a long-term convertible note payable – related party, net of discount in the amount of $81,041 (see Note 8) as of September 30, 2022. On November 29, 2022, the First April 2022 Note was exchanged for a new convertible debenture (see below).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

On May 9, 2022, the Company entered into a Securities Purchase Agreement (“May 2022 SPA”) with a related party, who is an affiliate stockholder (“May 2022 Investor”), to purchase four convertible notes for an aggregate investment amount of $1,000,000 (collectively, the “May 2022 Notes”) and accompanying warrants to purchase shares of common stock equal to 20% of the number of the total shares of common stock issuable upon the conversion of the May 2022 Notes (collectively, the “May 2022 Warrants”). The first note issued on May 9, 2022, had a principal balance of $250,000 and accompanying warrants to purchase up to 10,504,202 shares of common stock. The second note issued on May 24, 2022, had a principal balance of $250,000 and accompanying warrants to purchase up to 10,504,202 shares of common stock. The third note issued on June 10, 2022, had a principal balance of $250,000 and accompanying warrants to purchase up to 10,504,202 shares of common stock. The fourth note issued on July 1, 2022, had a principal balance of $250,000 and accompanying warrants to purchase up to 10,504,202 shares of common stock. The Company received $1,000,000 in aggregate proceeds from the May 2022 Notes. The May 2022 Notes bore an interest rate of 8% per annum and were to mature on April 1, 2027. The May 2022 Warrants are exercisable at any time and expire on April 1, 2027. The May 2022 Warrants were valued at $178,449 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the May 2022 Notes. The May 2022 Notes and May 2022 Warrants were convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment). The May 2022 Notes and May 2022 Warrants included a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the May 2022 Notes and May 2022 Warrants. For so long as the May 2022 Warrants remain outstanding and until the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the agreement); (i) if the Company issues warrants to investors in a Subsequent Offering, and such warrants equal more than 20% warrant coverage, then a number of additional shares will be added to the May 2022 Warrants such that the May 2022 Warrants shall equal the same percentage of the warrant coverage offered to the investors in the Subsequent Offering and; (ii) if the Company issues warrants in a Subsequent Offering which may be exercised by means of a cashless exercise, then the May 2022 Warrants shall be exercisable by the same cashless exercise feature of the warrants issued in the Subsequent Offering. As of September 30, 2022, the May 2022 Notes had an aggregate outstanding principal balance of $1,000,000 and accrued interest of $20,110 and are included in the accompanying balance sheet at $834,803 as a long-term convertible note payable – related party, net of discount in the amount of $165,197 (see Note 8) as of September 30, 2022. On November 29, 2022, the May 2022 Note was exchanged for a new convertible debenture (see below).

On June 15, 2022, the Company entered into a Securities Purchase Agreement (“June 2022 SPA”) with a related party, Danica Holley, who is a member of the Board of Directors (“Investor”), to purchase a convertible note with principal of $50,000 (“June 2022 Note”) with accompanying warrants to purchase 2,100,840 shares of common stock (“June 2022 Warrants”). The Company received net proceeds of $50,000 on June 15, 2022. The June 2022 Warrants were valued at $5,924 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the June 2022 Note. The June 2022 Warrants are exercisable at any time and expire on April 1, 2027. The June 2022 Note bore an interest rate of 8% per annum and was to mature on April 1, 2027. The June 2022 Note and June 2022 Warrants were convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment). The June 2022 Note and June 2022 Warrants include a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the June 2022 Note and June 2022 Warrants. For so long as the June 2022 Warrants remains outstanding and until the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the agreement); (i) if the Company issues warrants to investors in a Subsequent Offering, and such warrants equal more than 20% warrant coverage, then a number of additional shares will be added to the June 2022 Warrants such that the June 2022 Warrants shall equal the same percentage of the warrant coverage offered to the investors in the Subsequent Offering and; (ii) if the Company issues warrants in a Subsequent Offering which may be exercised by means of a cashless exercise, then the June 2022 Warrants shall be exercisable by the same cashless exercise feature of the warrants issued in the Subsequent Offering. As of September 30, 2022, the June 2022 Note had an outstanding principal balance of $50,000 and accrued interest of $1,173. The June 2022 Note is included in the accompanying balance sheet at $44,438 as a long-term convertible note payable – related party, net of discount in the amount of $5,562 (see Note 8) as of September 30, 2022. On November 29, 2022, the June 2022 Note was exchanged for a new convertible debenture (see below).

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

On November 29, 2022, in connection with the Securities Exchange Agreements and New Convertible Debt discussed below, the May 2021 Warrants, First November 2021 Warrants, First April 2022 Warrants, May 2022 Warrants, and June 2022 Warrants, aggregating 385,441,138 warrants, were amended to reduce the exercise price to $0.003 per share. Additionally, 63,897,764 warrants issued in connection with Series F preferred stock were amended to reduce the exercise price to $0.003 per share. In conjunction with the price reduction, the price protection feature for all these warrants was eliminated. All other terms of the warrants remained the same. As a result of the November 29, 2022 amendment to the exercise price, the Company calculated the difference between the warrants’ fair values on November 29, 2022, the date of the amendment, using the then current exercise price ranging from $0.00366 to $0.00476 and the new exercise price of $0.003 and determined that the difference was insignificant.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Securities Exchange Agreements and New Related Party Convertible Debentures and Warrants dated November 29, 2022

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

On April 11, 2023, the Company consummated a third closing (the “Third Closing”) of the Offering pursuant to the terms and conditions of that certain Purchase Agreement, dated as of November 29, 2022, by and among the Company and Jeffrey Busch (the “Third Closing Related Party Purchaser”). At the Third Closing, the Company sold the Purchaser (i) a New Debenture with a principal amount of $155,100 (the “April 2023 Related Party Debenture”) and (ii) Warrants to purchase up to 44,314,286 shares of Common Stock, subject to adjustments provided by the Warrants, which represents 100% warrant coverage. The Company received a total of $141,000 in net proceeds at the Third Offering, net of a 10% original issue discount of $14,100.

The November 29, 2022 New Related Party Debentures and April 2023 Related Party Debenture mature on November 29, 2023, subject to a three-month extension at the sole discretion of the Company. The New Related Party Debentures and April 2023 Related Party Debenture bear interest at 10% per annum payable upon conversion or maturity. The New Related Party Debentures and April 2023 Related Party Debenture are convertible into shares of the Company’s common stock at any time after the maturity date and prior to Mandatory Conversion (as defined below) at the conversion price equal to the lesser of: (i) $0.003 per share and (ii) 70% of the average of the VWAP (as defined in the Debentures) (or 50% of the average of such VWAP if an event of default has occurred and has not been cured) of the Common Stock during the ten Trading Day (as defined in the Debentures) period immediately prior to the applicable conversion date. The New Related Party Debentures are subject to mandatory conversion (“Mandatory Conversion”) in the event the Company closes a registered public offering of its Common Stock and receives gross proceeds of not less than $5,000,000, with such offering resulting in the listing for trading of the Common Stock on a national exchange (“Qualified Offering”). The conversion price per share of Common Stock in the case of a Mandatory Conversion shall be the lesser of (i) $0.003 per share and (ii) 70% of the offering price per share in the Qualified Offering (the “Qualified Offering Price”). Alternatively, upon a Mandatory Conversion, the holders of the Debentures may elect to exchange their Debentures for newly issued convertible preferred securities at a price per share equal to the Qualified Offering Price or the five-day VWAP of the Common Stock prior to the date that is 181 days after the closing of the Qualified Offering.

Notwithstanding the preceding, holders of New Related Party Debentures and April 2023 Related Party Debenture shall have the right to require satisfaction of up to 40% of all amounts outstanding under the Debentures, in cash, at the time of a Qualified Financing. Investors that are exchanging securityholders shall have the right to require satisfaction of up to 10% of all amounts outstanding under the Debentures, in cash, at the time of a Qualified Financing. The New Related Party Debentures and April 2023 Related Party Debenture also contain certain price protection provisions providing for adjustment of the number of shares of Common Stock issuable upon conversion of the Debentures in case of certain future dilutive events or stock-splits and dividends.

The Company’s obligations under the New Related Party Debentures and April 2023 Related Party Debenture are secured by a first priority lien on all the assets of the Company pursuant to that certain Security Agreement, dated November 29, 2022 (the “Security Agreement”) by and among the Company, the Debenture holders and the Collateral Agent.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

In connection with the Securities Exchange Agreements with related parties for the exchange of the convertible notes and preferred shares for the New Related Party Debentures and for the April 2023 Related party Debenture discussed above, the Company issued an aggregate of 2,608,654,988 warrants. The New Related Party Warrants and April 2023 Related Party Warrant are exercisable for five years and six months from the earlier of the maturity date of the New Related Party Debentures and the closing of the Qualified Financing, at an exercise price equal to (i) in the event that a Qualified Offering is consummated prior to the exercise of the New Related Party Warrant and April 2023 Related Party Warrant, the price per share at which the Qualified Offering is made (“Qualified Offering Price”), or (ii) in the event that no Qualified Offering has been consummated, the lower of: (A) $0.003 per share and (B) an amount equal to 70% of the average of the VWAP (or 50% of the average of the VWAP if an event of default has occurred and has not been cured) for the Common Stock over the ten Trading Days preceding the date of the delivery of the applicable exercise notice. If there is no effective registration statement covering the resale of the shares underlying the New Related Party Warrants and April 2023 Related Party Warrant within 180 days following the closing of the Qualified Offering: (i) exercise may be via cashless exercise, and (ii) 5% additional Warrants will be issued by the Company to the holders for any portion of each month without such effective registration statement, up to a maximum of 25%. The New Related Party Warrants and April 2023 Related Party Warrant contain certain price protection provisions providing for adjustment of the amount of securities issuable upon exercise of the New Related Party Warrants and April 2023 Related Party Warrant in case of certain future dilutive events or stock-splits and dividends.

As discussed above, on November 29, 2022, in order to induce the related party investors to exchange their respective convertible notes and preferred stock into the New Related Party Debentures, the aggregate principal amount and accrued interest payable of the exchanged convertible notes, and the stated value and accrued dividends of exchanged preferred stock was increased by 15% (the August 11, 2022 and September 2, 2022 Demand Promissory Notes were issued with 10% OID), or an aggregate amount of $1,046,167. This inducement fee was included in loss from debt extinguishment on the accompanying unaudited statement of operations during the nine months ended June 30, 2023. Additionally, the remaining debt discount on exchanged related party notes of $1,768,379 was written off and included in loss from debt extinguishment on the accompanying unaudited statement of operations during the nine months ended June 30, 2023.

Convertible Debt

On November 1, 2021, the Company entered into a Securities Purchase Agreement (“Second November 2021 SPA”) with an investor (“Second November 2021 Investor”) to purchase two convertible notes (collectively as “Second November 2021 Notes”) and two accompanying warrants (collectively as “Second November 2021 Warrants”), for an aggregate investment amount of $500,000. The first note, issued on November 1, 2021, had a principal balance of $250,000 and accompanying warrants to purchase up to 13,661,203 shares of common stock. The second note issued on December 1, 2021, had a principal balance of $250,000 and accompanying warrants to purchase up to 13,661,203 shares of common stock. The Company received $500,000 in aggregate proceeds from the Second November 2021 Notes. The Second November 2021 Notes bore an interest rate of 8% per annum and was to mature on November 1, 2026. The Second November 2021 Warrants are exercisable at any time and expire on November 1, 2026. The Second November 2021 Warrants to purchase up to 27,322,406 shares of common stock were valued at $495,560 using the relative fair value method and were recorded as a debt discount which was being amortized over the life of the Second November 2021 Notes. The Second November 2021 Notes and Second November 2021 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment). The Second November 2021 Notes and Second November 2021 Warrants included a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the Second November 2021 Notes and Second November 2021 Warrants. The conversion and exercise price of the Second November 2021 Notes and Second November 2021 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. At the election of the Second November 2021 Investor, the Second November 2021 Notes were convertible in whole or in part at any time and from time to time. On January 26, 2022, a notice and request for consent regarding a change in offering terms was sent by the Company to the Second November 2021 Investor. Upon the approval of the Second November 2021 Investor, the Company modified the terms of the Second November 2021 SPA which increased the warrants issuable from 20% to 100% of the common stock issuable upon conversion of the notes purchased. As a result, the Second November 2021 Investor received additional cashless-exercisable warrants equal to 80% of the common stock issuable upon conversion of the Second November 2021 Notes. The Company issued additional warrants to purchase up to 109,289,616 shares of common stock to the Second November 2021 Investor which increased the total relative fair value of all warrants in total by $22,429. This was recorded as debt discount which is being amortized over the life of the Second November 2021 Notes (see Note 9). The modification of the Second November 2021 SPA did not meet the requirements of a debt extinguishment under ASC 470-50 - Debt Modifications and Exchanges; however it represented a substantial modification whereby the Second November 2021 Investor received a substantial amount of additional warrants for the same principal amount of investment; hence it was accounted for, in substance, as a debt modification ASC 470-50 and no gain or losses were recognized. As of September 30, 2022, the Second November 2021 Notes had an outstanding principal balance of $500,000 and accrued interest of $34,520. The Second November 2021 Notes are included in the accompanying balance sheet at $69,417 as a long-term convertible note payable, net of discount in the amount of $430,583 as of September 30, 2022. On November 29, 2022, the Second November 2021 Notes were exchanged for a new convertible debenture (see below).

On November 1, 2021, the Company entered into a Securities Purchase Agreement (“Third November 2021 SPA”) with an investor (“Third November 2021 Investor”) to purchase two convertible notes (collectively as “Third November 2021 Notes”) and two accompanying warrants (collectively as “Third November 2021 Warrants”), for an aggregate investment amount of $500,000. The first note issued on November 1, 2021, had a principal balance of $250,000 and accompanying warrants to purchase up to 13,661,203 shares of common stock. The second note issued on December 1, 2021, had a principal balance of $250,000 and accompanying warrants to purchase up to 13,661,203 shares of common stock. The Company received $500,000 in aggregate proceeds from the Third November 2021 Notes. The Third November 2021 Notes bore an interest rate of 8% per annum and were to mature on November 1, 2026. The Third November 2021 Warrants are exercisable at any time and expire on November 1, 2026. The Third November 2021 Warrants to purchase up to 27,322,406 shares of common stock were valued at $495,560 using the relative fair value method and were recorded as a debt discount which was being amortized over the life of the Third November 2021 Notes. The Third November 2021 Notes and Third November 2021 Warrants were convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment). The Third November 2021 Notes and Third November 2021 Warrants included a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the Third November 2021 Notes and Third November 2021 Warrants. The conversion and exercise price of the Third November 2021 Notes and Third November 2021 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. At the election of the Third November 2021 Investor, the Third November 2021 Notes were convertible in whole or in part at any time and from time to time. On January 26, 2022, a notice and request for consent regarding a change in offering terms was sent by the Company to the Third November 2021 Investor. Upon the approval of the Third November 2021 Investor, the Company modified the terms of the Third November 2021 SPA which increased the warrants issuable from 20% to 100% of the common stock issuable upon conversion of the notes purchased. As a result, the Third November 2021 Investor received additional cashless-exercisable warrants equal to 80% of the common stock issuable upon conversion of the Third November 2021 Notes. The Company issued additional warrants to purchase up to 109,289,616 shares of common stock to the Third November 2021 Investor which increased the total relative fair value of all warrants in total by $22,429. This was recorded as debt discount which is being amortized over the life of the Third November 2021 Notes (see Note 9). The modification of the Third November 2021 SPA did not meet the requirements of a debt extinguishment under ASC 470-50 - Debt Modifications and Exchanges; however it represented a substantial modification whereby the Third November 2021 Investor received a substantial amount of additional warrants for the same principal amount of investment; hence it was accounted for, in substance, as a debt modification ASC 470-50 and no gain or losses were recognized. As of September 30, 2022, the Third November 2021 Notes had an outstanding principal balance of $500,000 and accrued interest of $34,411 and are included in the accompanying balance sheet at $69,417 as a long-term convertible note payable, net of discount in the amount of $430,583 as of September 30, 2022. On November 29, 2022, the Third November 2021 Notes were exchanged for a new convertible debenture (see below).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

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

During April 2022, the Company entered into a Securities Purchase Agreement (“Second April 2022 SPA”) with various investors (“Investors”), to purchase convertible notes for an aggregate investment amount of $425,000 (collectively as “Second April 2022 Notes”) with the Company receiving $425,000 of proceeds and accompanying warrants to purchase up to an aggregate of 17,857,144 shares of common stock (collectively as “Second April 2022 Warrants”). The Second April 2022 Warrants were valued at $335,593 using the relative fair value method and were recorded as debt discount which was being amortized over the life of the Second April 2022 Notes. The Second April 2022 Notes bore an interest rate of 8% per annum and were to mature on April 1, 2027. The Second April 2022 Warrants are exercisable at any time and expire on April 1, 2027. The Second April 2022 Notes and Second April 2022 Warrants were convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment). The Second April 2022 Notes and Second April 2022 Warrants included a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the Second April 2022 Notes and Second April 2022 Warrants. The conversion and exercise price of the Second April 2022 Notes and Second April 2022 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. For so long as the Second April 2022 Warrants remains outstanding and until the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the agreement); (i) if the Company issues warrants to investors in a Subsequent Offering, and such warrants equal more than 20% warrant coverage, then a number of additional shares will be added to the Second April 2022 Warrants such that the Second April 2022 Warrants shall equal the same percentage of the warrant coverage offered to the investors in the Subsequent Offering and; (ii) if the Company issues warrants in a Subsequent Offering which may be exercised by means of a cashless exercise, then the Second April 2022 Warrants shall be exercisable by the same cashless exercise feature of the warrants issued in the Subsequent Offering. At the election of the Investors, the Second April 2022 Notes were convertible in whole or in part at any time and from time to time. As of September 30, 2022, the Second April 2022 Notes had an aggregate outstanding principal balance of $425,000 and accrued interest of $15,710 and are included in the accompanying balance sheet at $120,808 as a long-term convertible note payable, net of discount in the amount of $304,192 as of September 30, 2022. On November 29, 2022, the Second April 2022 Notes were exchanged for a new convertible debenture (see below).

On July 1, 2022, the Company entered into a Securities Purchase Agreement with an investor (“July 2022 Investor”), to purchase a convertible note for a principal amount of $50,000 (“July 2022 Note”) with the Company receiving $50,000 of proceeds and accompanying warrants to purchase 2,100,840 shares of common stock (“July 2022 Warrants”). The July 2022 Note bore an interest rate of 8% per annum and was to mature on April 1, 2027. The July 2022 Warrants are exercisable at any time and expire on April 1, 2027. The July 2022 Warrants were valued at $7,037 using the relative fair value method and were recorded as debt discount to be amortized over the life of the July 2022 Note. The July 2022 Note and July 2022 Warrants were convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00476 per share (subject to adjustment). The July 2022 Note and July 2022 Warrants included a down-round provision under which the conversion price and exercise price are reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the July 2022 Note and July 2022 Warrants. The conversion and exercise price of the July 2022 Note and July 2022 Warrants are reduced equal to the lower conversion and exercise price of the new issuance or amended securities. For so long as the July 2022 Warrants remains outstanding and until the listing by the Company or the trading of the common stock on a Qualified National Exchange (as defined in the agreement); (i) if the Company issues warrants to investors in a Subsequent Offering, and such warrants equal more than 20% warrant coverage, then a number of additional shares will be added to the July 2022 Warrants such that the July 2022 Warrants shall equal the same percentage of the warrant coverage offered to the investors in the Subsequent Offering and; (ii) if the Company issues warrants in a Subsequent Offering which may be exercised by means of a cashless exercise, then the July 2022 Warrants shall be exercisable by the same cashless exercise feature of the warrants issued in the Subsequent Offering. As of September 30, 2022, the July 2022 Note had an outstanding principal balance of $50,000 and accrued interest of $953 and is included in the accompanying balance sheet at $43,337 as a long-term convertible note payable, net of discount in the amount of $6,663. On November 29, 2022, the July 2022 Note was exchanged for a new convertible debenture (see below).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

On October 22, 2022, the Company issued a new convertible note for $200,000 to an existing investor for the settlement of claims (the “Settlement Note”). In connection with the issuance of the Settlement Note, the Company recorded a settlement expense of $200,000. On November 29, 2022, the Settlement Note was exchanged for a new convertible debenture (see below).

On November 29, 2022, in connection with the Securities Exchange Agreements and New Convertible Debentures discussed below, the Second November 2021 Warrants, Third November 2021 Warrants, January 2022 Warrants, Second January 2022 Warrants, Second April 2022 Warrants, and the July 2022 Warrants, aggregating 566,406,072 warrants, were amended to reduce the exercise price to $0.003 per share. Additionally, 16,393,443 warrants issued to a placement agent in January 2022 were amended to reduce the exercise price to $0.003 per share. In conjunction with the price reduction, the price protection feature for all these warrants was eliminated. All other terms of the warrants remained the same. As a result of the November 29, 2022 amendment to the exercise price, the Company calculated the difference between the warrants fair values on November 29, 2022, the date of the amendment, using the then current exercise price ranging from $0.00366 to $0.00476 and the new exercise price of $0.003 and determined that the difference was insignificant.

Securities Exchange Agreements and New Convertible Debentures and Warrants dated November 29, 2022

On November 29, 2022, the Company consummated the Initial Closing of the Offering pursuant to the terms and conditions of the Purchase Agreement, by and among the Company, certain accredited investors (the “Purchasers”) and Cavalry Fund I Management LLC, a Delaware limited liability company, in its capacity as collateral agent (the “Collateral Agent”). At the Initial Closing, the Company sold to the Purchasers (i) 10% Original Issue Discount Senior Secured Convertible Debentures (the “New Debentures”) in an aggregate principal amount of $2,805,000 and (ii) warrants (the “Warrants” and together with the New Debentures, the “Underlying Securities”) to purchase up to 801,428,569 shares of common stock of the Company (the “Common Stock”), subject to adjustments provided by the Warrants, which represents 100% warrant coverage. The Company received a total of $2,095,288 in net proceeds at the Initial Offering, net of the Original Issue Discount of $255,000, commissions of $296,800 and other offering costs of $157,912.

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

JUNE 30, 2023

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

As discussed above, on November 29, 2022, in order to induce the investors to exchange their respective convertible notes and preferred stock into the New Debentures, the aggregate principal amount and accrued interest payable of the exchanged convertible notes, and the stated value of exchanged preferred stock was increased by 15%, or an aggregate amount of $669,992. This inducement fee was included in loss from debt extinguishment on the accompanying unaudited statement of operations during the nine months ended June 30, 2023. Additionally, the remaining debt discount on Exchanged Convertible Notes of $1,949,909 was written off and included in loss from debt extinguishment on the accompanying unaudited statement of operations during the nine months ended June 30, 2023.

In connection with the Initial Closing of the private placement, the Company and Joseph Gunnar & Co. LLC, a U.S. registered broker-dealer (“Gunnar”), entered into a placement agency agreement (the “Placement Agency Agreement”), pursuant to which Gunnar agreed to act as the placement agent for the Offering (the “Placement Agent”). Pursuant to the terms of the Placement Agency Agreement, the Company agreed to (i) pay Gunnar a cash placement fee of 10% of the gross cash proceeds raised in the Offering, and (ii) issue to Gunnar warrants (the “PA Warrants”) on the terms identical to the Warrants sold in the Offering in an amount equal to 10% of the Underlying Securities sold to investors. As a result of the foregoing, in connection with the Initial Closing, the Company paid Gunnar an aggregate commission of $305,000. The Company also paid $50,000 in fees to Gunnar’s legal counsel and paid Gunnar a financial advisory fee of $50,000. In addition, Gunner received 124,489,795 warrants. Additionally, the Company issued 16,000,000 warrants to a consultant in connection with the private placement offering. Additionally, in connection with the Second Closing, the Company paid Gunnar an aggregate commission of $95,000, paid $7,500 in fees to Gunnar’s legal counsel, and Gunnar received 38,775,510 additional warrants.

Analysis of Exchange Agreements, Related Party Debenture, April 2023 Related Party Debenture, and New Debentures, and Related Warrants

In accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company performed an assessment of whether the Exchange Agreement transactions with related parties and investors was deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt. The Company evaluated the November 29, 2022 Exchange Agreements for debt modification and concluded that the debt exchanges qualified for debt extinguishment. The Company determined the transactions were considered a debt extinguishment because the change in debt, the inducement premiums (related parties and third parties) discussed previously totaling $1,724,489, and the issuance of new warrants was substantial. Upon extinguishment, the Company had an aggregate of $3,718,288 of unamortized initial debt discount recorded which was written off and included in loss on debt extinguishment on the accompanying unaudited statement of operations during the nine months ended June 30, 2023.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

Derivative Liabilities Pursuant to Related Party Debentures and New Debentures and Related Warrants

Pursuant to the provisions of ASC 815-40 – Derivatives and Hedging – Contracts in an Entity’s Own Stock, the New Related Party Debentures, , the New Debenture, and the New Warrants issued in connection with the Exchange Agreements were analyzed and it was determined that the terms of the New Related Party Debentures, the April 2023 Related Party Debenture, the New Debentures and the related warrants contained terms that were considered derivatives due to the variable conversion of the Debentures and exercise price of the warrants, and other provisions which includes events not within the control of the Company. In accordance with ASC 815-40, the embedded conversion option contained in the debentures and the Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options and warrants was determined using the Binomial Lattice valuation model. At the end of each period and on the date notes convert or are repaid, the Company revalues the derivative liabilities resulting from the embedded options and warrants.

In connection with the issuance of the New Related Party Debentures and the New Debentures, and related warrants, on November 29, 2022, the initial measurement date, the aggregate fair values of the embedded conversion option derivatives and warrant derivatives of $41,961,095 was recorded as derivative liabilities and was attributable to the following: 1) $21,986,653 of derivative liabilities was attributable to the New Related Party Debentures and related warrants which was allocated to debt discount up to the net principal amount of the New Related Party Debentures of $8,837,284, with the remainder of $13,149,369 charged to current period operations as initial derivative expense, and 2) $19,974,442 of derivative liabilities was attributable to the New Debentures and related warrants which was allocated to debt discount up to the net principal amount of the New Debentures of $7,231,894, with the remainder of $12,742,548 charged to current period operations as initial derivative expense. In connection with the issuance of the New Debentures and related warrants, on January 27, 2023, the initial measurement date of the Second Closing, the aggregate fair values of the embedded conversion option derivatives and warrant derivatives of $2,192,488 was recorded as derivative liabilities and was attributable to the following: 1) $2,192,488 of derivative liabilities was attributable to the New Debentures and related warrants which was allocated to debt discount up to the net principal amount of the New Debentures of $831,922, with the remainder of $1,360,566 charged to current period operations as initial derivative expense. In connection with the issuance of the April 2023 Related Party Debenture and related warrant, on April 22, 2023, the initial measurement date of this closing, the aggregate fair values of the embedded conversion option derivatives and warrant derivatives of $326,630 was recorded as derivative liabilities and was attributable to the following: 1) $141,000 of derivative liabilities was attributable to the April 2023 Related Party Debenture and related warrant which was allocated to debt discount up to the remaining net principal amount of the April 2023 Related Party Debenture of $141,000 (after original issue discount of $14,100), with the remainder of $185,630 charged to current period operations as initial derivative expense. At the end of the periods, the Company revalued the embedded conversion option derivative liabilities and warrant derivative liabilities and recorded derivative expense of $10,995,763. In connection with the revaluation and the initial derivative expense, the Company recorded an aggregate derivative gain (expense) of $11,482,036 and $(16,442,350) during the three and nine months ended June 30, 2023, respectively.

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

During the nine months ended June 30, 2023, the fair value of the embedded options and stock warrants were estimated at issuance using the Binomial Valuation Model with the following assumptions:

2023
Dividend rate	—%
Term (in years)	0.42 to 6.5 years
Volatility	172.14% to 396.53%
Risk—free interest rate	3.60% to 5.47%

The Company’s computation of the expected life of issued stock warrants was based on the simplified method as the Company does not have adequate exercise experience to determine the expected term. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of volatility was based on the historical volatility of the Company’s common stock.

During the nine months ended June 30, 2023 and 2022, amortization of debt discounts related to the convertible notes payable and exchanged Debentures amounted to $10,651,615 and $501,432, respectively, which has been included in interest expense on the accompanying unaudited statements of operations.

Notes Payable - Related Parties

On June 30, 2023 and September 30, 2022, notes payable - related parties consisted of the following:

	June 30, 2023	September 30, 2022
Principal amount	$836,966	$350,000
Less: debt discount	(39,769)	-
Notes payable – related parties, net	797,197	350,000
Less: current portion of notes payable - related parties	(797,197)	(350,000)
Notes payable – related parties, net – long-term	$-	$-

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

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

On April 26, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for a principal amount of $100,000. The Company received proceeds of $100,000. The note bears an annual interest rate of 1%, matures on April 1, 2022 and can be prepaid in whole or in part without penalty. Pursuant to the note, the Company has a 90-day grace period following the maturity date after which the lender was permitted to charge a late payment fee equal to 1% of the outstanding principal balance and cost of collection, including legal fees. On May 5, 2022, the Company and Jeffrey Busch (collectively as “Parties”) amended the April 26, 2021 note with principal amount of $100,000 (“Original Note”) pursuant to which the Parties increased the principal amount to $350,000 (“New Note”) with the Company receiving an additional $250,000 of proceeds and added a contingent conversion feature. The New Note bears an annual interest rate of 1% (which shall increase to 2% in the event of a default) and matures on May 5, 2024. The New Note may not be prepaid and is only convertible upon an occurrence of a public offering. The outstanding principal plus any unpaid accrued interest (“Conversion Amount”) of the New Note is convertible into shares of common stock at the price for which the common stock was sold in the public offering. Pursuant to ASC 470-50 - Debt Modifications and Exchanges, the amendment was accounted for as a debt extinguishment because the contingent conversion feature added to the New Note resulted in a substantial modification of the Original Note. No gain or loss was recognized in connection with the debt extinguishment. As of June 30, 2023, the New Note had an outstanding principal balance of $350,000, reflected as notes payable – related party in the accompanying unaudited balance sheet since the conditions for its contingent conversion has not yet been met, and accrued interest of $4,219 (see Note 8). As of June 30, 2023 and September 30, 2022, the New Note had an outstanding principal balance of $350,000, reflected as notes payable – related parties in the accompanying balance sheets since the conditions for its contingent conversion has not yet been met. As of June 30, 2023 and September 30, 2022, accrued interest amounted to $5,091 and $2,474, respectively (see Note 8).

On April 28, 2023, the Company entered into a Promissory Note Agreement with Douglas Mergenthaler who is a related party, for a principal amount of $110,000. The Company received proceeds of $100,000, net of original issue discount of $10,000.  The note bears an annual interest rate of 10%, matures on April 28, 2024 and can be prepaid in whole or in part without penalty. If the Company raises at least $1,000,000 in a securities offering subsequent to the date of this note (a “Subsequent Offering”), Mr. Mergenthaler shall have the right, but not the obligation, to convert all amounts outstanding under this loan into the same security offered in the Subsequent Offering at the price per security being paid by the investors in such offering. As of June 30, 2023, this Note had an outstanding principal balance of $110,000, reflected as notes payable – related parties in the accompanying balance sheets and accrued interest payable of $1,718 (see Note 8).

In May and June 2023, the Company entered into Promissory Note Agreements with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for an aggregate principal amount of $376,966. The Company received proceeds of $342,681, net of original issue discount of $34,285. The notes bear an annual interest rate of 10%, mature in May and June 2024 and can be prepaid in whole or in part without penalty . If the Company raises at least $1,000,000 in a securities offering subsequent to the date of this note (a “Subsequent Offering”), Mr. Busch shall have the right, but not the obligation, to convert all amounts outstanding under this loan into the same security offered in the Subsequent Offering at the price per security being paid by the investors in such offering. As of June 30, 2023, these Notes had an outstanding principal balance of $376,966, reflected as notes payable – related parties in the accompanying balance sheets and accrued interest payable of $3,126 (see Note 8).

During the nine months ended June 30, 2023, amortization of debt discount related to notes payable – related parties amounted to $4,516.

Note Payable

In September 2017, the Company entered into a note agreement with a third-party investor. Pursuant to the note, the Company borrowed a principal amount of $1,000. The note bears an annual interest rate of 33.3%, is unsecured and in default due to non-payment of the balance pursuant to the repayment terms. As of June 30, 2023, the note had principal and accrued interest balances of $1,000 and $1,937, respectively. As of September 30, 2022, the note had principal and accrued interest balances of $1,000 and $1,689, respectively.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

Financing lease right-of-use assets (“Financing ROU”) is summarized below:

	June 30, 2023	September 30, 2022

Financing ROU assets	$231,841	$231,841
Less accumulated depreciation	(201,663)	(166,887)
Balance of Financing ROU assets	$30,178	$64,954

For the three months ended June 30, 2023 and 2022, depreciation expense related to Financing ROU assets amounted to $11,592 and $11,593, respectively. For the nine months ended June 30, 2023 and 2022, depreciation expense related to Financing ROU assets amounted to $34,776 and $34,777, respectively.

Financing lease liability related to the Financing ROU assets is summarized below:

	June 30, 2023	September 30, 2022

Financing lease payables for equipment	$231,841	$231,841
Total financing lease payables	231,841	231,841
Payments of financing lease liabilities	(183,318)	(143,456)
Total	48,523	88,385
Less: short term portion	(39,565)	(53,995)
Long term portion	$8,958	$34,390

Future minimum lease payments under the financing lease agreements on June 30, 2023 are as follows:

Years ending June 30,	Amount
2024	$42,237
2025	9,164
Total minimum financing lease payments	51,401
Less: discount to fair value	(2,878)
Total financing lease payable on June 30, 2023	$48,523

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

For the nine months ended June 30, 2023, lease costs related to operating lease ROU asset and operating lease liabilities amounted to $157,762 which included base lease costs of $108,206 and other expenses such as common area maintenance and taxes of $49,556, all of which were expensed during the period and included in general and administrative expenses on the accompanying unaudited statements of operations. For the nine months ended June 30, 2022, lease costs amounted to $151,180 which included base lease costs of $86,677 and other expenses of $64,503, all of which were expensed during the period and included in general and administrative expenses on the accompanying unaudited statements of operations.

Operating Right-of-use asset (“ROU”) is summarized below:

	June 30, 2023	September 30, 2022

Operating office lease	$1,212,708	$1,212,708
Less accumulated reduction	(95,539)	(57,847)
Balance of Operating ROU asset	$1,117,169	$1,154,861

Operating lease liability related to the ROU asset is summarized below:

	June 30, 2023	September 30, 2022
Operating office lease	$1,212,708	$1,212,708
Total operating lease liability	1,212,708	1,212,708
Reduction of operating lease liability	(48,170)	(29,396)
Total	1,164,538	1,183,312
Less: short term portion	(29,880)	(25,551)
Long term portion	$1,134,658	$1,157,761

Future base lease payments under the non-cancellable operating lease on June 30, 2023 are as follows:

Years ending June 30,	Amount
2024	$121,993
2025	125,652
2026	129,422
2027	134,179
2028	138,204
Thereafter	1,309,553
Total minimum non-cancellable operating lease payments	1,959,003
Less: discount to fair value	(794,465)
Total operating lease liability on June 30, 2023	$1,164,538

NOTE 8 – RELATED-PARTY TRANSACTIONS

Effective January 1, 2021, the Company entered into a consulting agreement with Mr. Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor. The agreement was effective for a period of twelve months, commencing on January 1, 2021 and was renewed on a month-to-month basis, subject to the right of the Company and Mr. Kucharchuk to terminate the agreement in accordance with the agreement. Pursuant to the agreement, Mr. Kucharchuk shall be paid $2,000 per month. On April 30, 2023, this consulting agreement was terminated. On May 5, 2023, the Company and Mr. Kucharchuk entered into a letter agreement, whereby Mr. Kucharchuk was hired as the Company’s Chief Financial Officer. In connection with the letter agreement, Mr. Kucharchuk shall be paid $15,000 per month. As of June 30, 2023 and September 30, 2022, the Company had an accounts payable – related party balance of $2,000 and $12,000 related to the consulting agreement, respectively.

On April 26, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors, for a principal amount of $100,000 (see Note 6). On May 5, 2022, the parties amended the April 26, 2021 note into the New Note with the Company receiving an additional $250,000 of proceeds and added a conversion feature. The New Note bears an annual interest rate of 1% (which shall increase to 2% in the event of a default) and matures on May 5, 2024. As of June 30, 2023, the New Note had an outstanding principal balance of $350,000, reflected as notes payable – related party in the accompanying unaudited balance sheet since the conditions for its contingent conversion has not yet been met, and accrued interest of $4,219 (see Note 6). As of June 30, 2023 and September 30, 2022, the New Note had an outstanding principal balance of $350,000, reflected as notes payable – related parties in the accompanying balance sheets since the conditions for its contingent conversion has not yet been met. As of June 30, 2023 and September 30, 2022, accrued interest amounted to $5,091 and $2,474, respectively (see Note 6).

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

On November 1, 2021, pursuant to the First November 2021 SPA, the First November 2021 Investor purchased three notes with aggregate principal of $1,000,000 with accompanying First November 2021 Warrants to purchase up to an aggregate of 54,644,811 shares of common stock. As of September 30, 2022, the First November 2021 Notes had an outstanding principal balance of $1,000,000 and accrued interest of $20,164. On November 29, 2022, the First November 2021 Notes were exchanged for a new convertible debenture (see Note 6).

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

During the year ended September 30, 2022, the Company advanced a total of $13,883 to a related party, which is an affiliate entity and a majority stockholder of the Company. During the year ended September 30, 2022, the Company recorded bad debt expense of $35,594 related to the write off of related party advances. As of June 30, 2023 and September 30, 2022, the Company had related party receivable balances of $0.

On November 1, 2022, the Company entered into Demand Promissory Note Agreements with two related parties, who are affiliate stockholders, for a principal balance of $120,000. The notes bore an annual interest rate of 8% and were payable on demand. The outstanding principal and accrued interest of the notes was contingently convertible, in full, at the option of the lender, into the same security issued by the Company in its next private placement of equity or equity backed securities at any time after the inception date. In December 2022, these short-term loans were repaid.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

On November 29, 2022, in connection with the Securities Exchange Agreements and New Related Party Convertible Debentures discussed in Note 6, the May 2021 Warrants, First November 2021 Warrants, First April 2022 Warrants, May 2022 Warrants, and June 2022 Warrants, aggregating 385,441,138 warrants, were amended to reduce the exercise price to $0.003 per share. Additionally, 63,897,764 warrants issued in connection with Series F preferred stock were amended to reduce the exercise price to $0.003 per share. In conjunction with the price reduction, the price protection feature for all these warrants was eliminated. All other terms of the warrants remained the same. (See Note 6).

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

On November 29, 2022, the Company entered into Securities Exchange Agreements with the Exchanged Related Party Note Holders and accrued interest payable of $120,750 was exchanged for New Related Party Debentures. Additionally, on November 29, 2022, in order to induce the related party investors to exchange the respective convertible notes into the Related Party Debentures, the aggregate principal amount of the Exchanged Related Party Notes and accrued interest payable was increased by 15% (those issued for the August 11, 2022 and September 2, 2022 Demand Promissory Notes were issued with 10% OID), or $589,505, for new Related Party Debentures with an aggregate principal amount of $4,860,255. (See Note 6).

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

On April 11, 2023, the Company consummated a third closing (the “Third Closing”) of the Offering pursuant to the terms and conditions of that certain Purchase Agreement, dated as of November 29, 2022, by and among the Company and Jeffrey Busch (the “Third Closing Related Party Purchaser”). At the Third Closing, the Company sold the Purchaser (i) a New Debenture with a principal amount of $155,100 (the “April 2023 Related Party Debenture”) and (ii) Warrants to purchase up to 44,314,286 shares of Common Stock, subject to adjustments provided by the Warrants, which represents 100% warrant coverage. The Company received a total of $141,000 in net proceeds at the Third Offering, net of a 10% original issue discount of $14,100 (See Note 6).

On May 4, 2023, the Company entered into a Promissory Note Agreement with Douglas Mergenthaler who is a related party, for a principal amount of $110,000. The Company received proceeds of $100,000, net of original issue discount of $10,000. The note bears an annual interest rate of 10%, matures on April 28, 2024 and can be prepaid in whole or in part without penalty. If the Company raises at least $1,000,000 in a securities offering subsequent to the date of this note (a “Subsequent Offering”), Mr. Mergenthaler shall have the right, but not the obligation, to convert all amounts outstanding under this loan into the same security offered in the Subsequent Offering at the price per security being paid by the investors in such offering. As of June 30, 2023, this Note had an outstanding principal balance of $110,000, reflected as notes payable – related parties in the accompanying balance sheets and accrued interest payable of $1,718 (see Note 6).

In May and June 2023, the Company entered into Promissory Note Agreements with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for an aggregate principal amount of $376,966. The Company received proceeds of $342,681, net of original issue discount of $34,285. The notes bear an annual interest rate of 10%, mature in May and June 2024 and can be prepaid in whole or in part without penalty. If the Company raises at least $1,000,000 in a securities offering subsequent to the date of this note (a “Subsequent Offering”), Mr. Busch shall have the right, but not the obligation, to convert all amounts outstanding under this loan into the same security offered in the Subsequent Offering at the price per security being paid by the investors in such offering. As of June 30, 2023, these Notes had an outstanding principal balance of $376,966, reflected as notes payable – related parties in the accompanying balance sheets and accrued interest payable of $3,126 (see Note 6).

As of June 30, 2023 and September 30, 2022, the Company owed several executives and directors for expense reimbursements and consulting fees in the aggregate amount of $7,972 and $16,223, respectively, which is reflected on the accompanying balance sheet as accounts payable – related parties.

On June 30, 2023 and September 30, 2022, net amount due to related parties consisted of the following:

	June 30, 2023	September 30, 2022

Convertible notes principal – related parties	$9,130,292	$4,150,000
Discount on convertible notes - related parties	(3,820,629)	(1,844,186)
Note payable principal – related parties	836,966	350,000
Discount on notes - related parties	(39,769)	-
Accrued liabilities - related parties	536,625	76,927
Accounts payable – related parties	7,972	16,223
Total	$6,651,457	$2,748,964

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023 and September 30, 2022, there were 667 shares of the Company’s Series A Preferred Stock issued and outstanding held by a former member of the Board of Directors.

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

●	Holders of shares of Series C-1 Preferred Stock are entitled to dividends or distributions on each share on an “as converted” into common stock basis, if, as and when declared from time to time by the Board of Directors.

●	Each share of Series C-1 Preferred Stock is convertible into shares of common stock any time after the Initial Issuance Date at a conversion price of $0.0275 per share. The number of shares of common stock issuable upon conversion shall be determined by dividing (x) the conversion amount (determined by the sum of the stated value thereof plus any additional amount thereon which consist of all dividends, whether declared or not) of such share of Series C-1 by (y) the conversion price of $0.0275 per share (subject to temporary adjustment upon a triggering event as defined by the Series C-1 Certificate of Designation, to 80% of the conversion price). The adjusted conversion price is only in effect until the triggering event is cured. The convertibility of shares of Series C-1 Preferred Stock is limited such that a holder of Series C-1 Preferred Stock may not convert Series C-1 Preferred Stock to common stock to the extent that the number of shares of common stock to be issued pursuant to such conversion, when aggregated with all other shares of common stock owned by the holder at such time, would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934) more than 4.99% of all of the Company’s common stock outstanding.

●	In the event the Company issues or sells any securities including options or convertible securities, except for any Exempt Issuance (as defined in the Series C-1 Certificate of Designation), at a price of or with an exercise price or conversion price of less than $0.0275 per share (see amendment discussed above), then upon such issuance or sale, the Series C-1 Preferred Stock conversion price shall be reduced to the sale price, the exercise price or conversion price of the securities sold. In addition, these preferred stockholders have the right to participate in future equity offerings from the company for twenty-four months from the effective date.

●	In the event of the voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of the Series C-1 Preferred Stock shall be entitled to receive, in cash out of the assets of the Company, whether from capital or from earnings available for distribution to its stockholders (“Liquidation Funds”) before any amount shall be paid to the holders of any shares of Junior Stock, but pari passu with any Parity Stock (as defined in the Series C-1 Certificate of Designation) then outstanding, an amount per shares of the Series C-1 Preferred Stock equal to the greater of (A) the conversion amount thereof on the date of such payment or (B) the amount per share such holder of Series C-1 Preferred Stock would receive if such holder converted such Series C-1 into common stock immediately prior to the date of the payment, provided that if the Liquidation Funds are insufficient to pay the full amount due to the holders of Series C-1 Preferred Stock and holders of the shares of Parity Stock, then each holder of Series C-1 Preferred Stock and each holder of Parity Stock shall receive a percentage of the Liquidation Funds equal to the full amount of the Liquidation Funds payable to such holder of Series C-1 Preferred Stock and such holder of the Parity Stock as a liquidation preference, in accordance with their respective certificate of designation (or equivalent), as a percentage of the full amount of Liquidation Funds payable to all holders of Series C-1 Preferred Stock and all holders of Parity Stock.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

As of June 30, 2023 and September 30, 2022, the Company had 141 and 1,043 shares of Series C-1 Preferred Stock issued and outstanding, respectively.

Series C-2 Preferred Stock

On May 18, 2020, the Company filed a Certificate of Designation, Preferences and Rights of Series C-2 Preferred Stock (the “Series C-2 Certificate of Designation”) with the Nevada Secretary of State to designate 6,000 shares of its previously authorized preferred stock as Series C-2 Preferred Stock, par value $0.0001 per share and a stated value of $410.27 per share. The Series C-2 Certificate of Designation and its filing was approved by the Company’s Board of Directors without stockholder approval as provided for in the Company’s Articles of Incorporation and under Nevada law. The holders of shares of Series C-2 Preferred Stock have the following preferences and rights:

●	Holders of shares of Series C-2 Preferred Stock are entitled to dividends or distributions on each share on an “as converted” into common stock basis, if, as and when declared from time to time by the Board of Directors.

●	Each share of Series C-2 Preferred Stock is convertible into shares of common stock any time after the initial issuance date at a conversion price of $0.00275 per share. The number of shares of common stock issuable upon conversion shall be determined by dividing (x) the conversion amount (determined by the sum of the stated value thereof plus any additional amount thereon) of such share of Series C-2 by (y) the conversion price of $0.00275 per share (subject to temporary adjustment upon a triggering event as defined by the Series C-2 Certificate of Designation to 80% of the conversion price). The adjusted conversion price is only in effect until the triggering event is cured. The convertibility of shares of Series C-2 Preferred Stock is limited such that a holder of Series C-2 Preferred Stock may not convert Series C-2 Preferred Stock to common stock to the extent that the number of shares of common stock to be issued pursuant to such conversion, when aggregated with all other shares of common stock owned by the holder at such time, would result in the holder beneficially owning (as determined in accordance with Section 13(d) of the Securities Exchange Act of 1934) more than 4.99% of all of the Company’s common stock outstanding.

●	In the event the Company issues or sells any securities including options or convertible securities, except for any Exempt Issuance (as defined in the Series C-2 Certificate of Designation), at a price of or with an exercise price or conversion price of less than the conversion price, then upon such issuance or sale, the Series C-2 Preferred Stock conversion price shall be reduced to the sale price, the exercise price or conversion price of the securities sold. In addition, these preferred stockholders have the right to participate in future equity offerings from the company for twenty-four months from the effective date.

●	In the event of the voluntary or involuntary liquidation, dissolution, distribution of assets or winding-up of the Company, the holders of the Series C-2 Preferred Stock shall be entitled to receive, in cash out of the Liquidation Funds before any amount shall be paid to the holders of any shares of Junior Stock, but pari passu with any Parity Stock (as defined in the Series C-2 Certificate of Designation) then outstanding, an amount per shares of the Series C-2 Preferred Stock equal to the greater of (A) the conversion amount thereof on the date of such payment or (B) the amount per share such holder would receive if such holder converted such Series C-2 into common stock immediately prior to the date of the payment, provided that if the Liquidation Funds are insufficient to pay the full amount due to the holders of Series C-2 Preferred Stock and holders of the shares of Parity Stock, then each holder of Series C-2 Preferred Stock and each holder of Parity Stock shall receive a percentage of the Liquidation Funds equal to the full amount of the Liquidation Funds payable to such holder of Series C-2 Preferred Stock and such holder of the Parity Stock as a liquidation preference, in accordance with their respective certificate of designation (or equivalent), as a percentage of the full amount of Liquidation Funds payable to all holders of Series C-2 Preferred Stock and all holders of Parity Stock.

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

As of June 30, 2023 and September 30, 2022, the Company had 0 and 3,037 shares of Series C-2 Preferred Stock, respectively, issued and outstanding.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

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

On September 16, 2020, the Company entered into a Securities Purchase Agreement (the “SPA”) with an affiliated investor, who is a beneficial stockholder, to purchase an aggregate amount of 1,000 shares of the newly created Series E Convertible Preferred Stock of the Company (the “Series E Preferred”) for an aggregate investment amount of $2,000,000.

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

During the nine months ended June 30, 2023 and 2022, the Company incurred $26,301 and $119,671 of Series E dividends. As of June 30, 2023 and September 30, 2022, dividend payable balances were $0 and $40,329, respectively, reflected in the accompanying unaudited balance sheets as accrued liabilities instead of temporary equity.

As of June 30, 2023 and September 30, 2022, the Company had 0 and 1,000 shares of Series E Preferred Stock issued and outstanding classified as temporary equity in the accompanying unaudited balance sheets, respectively.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

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

On July 30, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) with an affiliated investor, who is a beneficial stockholder, to purchase an aggregate amount of 500 shares of Series F Convertible Preferred Stock (the “Series F Preferred”) with accompanying warrant for 63,897,764 of common stock (the “Warrant”), for total proceeds of $1,000,000 (see Note 9). The Series F Preferred Stock has a stated value of $2,000 per share and shall accrue monthly in arrears, dividends at the rate of 8% per annum on the stated value. The dividends shall be paid monthly at the option of the holder of the Series F Preferred in either cash or shares of common stock of the Company. The number of shares of common stock issuable upon conversion of the Series F Preferred is determined by dividing the stated value of the number of shares being converted, plus any accrued and unpaid dividends, by the lesser of: (i) $0.00313 and (ii) 75% of the average closing price of the Company’s common stock during the prior five trading days; provided, however, the conversion price shall never be less than $0.0016. In addition, the investor was issued a Warrant to purchase an amount of common stock equal to 20% of the shares of common stock issuable upon conversion of the Series F Preferred at an exercise price of $0.00313 per share (subject to adjustment as provided therein) until July 30, 2026. The Warrants are exercisable for cash at any time. The 63,897,764 Warrant was valued using the relative fair value method at $957,192 and the Series F Preferred stock had a grant date fair value $42,808 which was recorded as a BCF.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

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

The relative fair value of the warrant of $957,192 was recorded as a discount associated with the Series F preferred stock and was fully amortized immediately because the Series F preferred stock was convertible on the date of issuance. The Company recorded the $957,192 as a deemed dividend.

On November 29, 2022, the Company entered into Securities Exchange Agreements with related party preferred stockholders, whereby related party holders of 500 shares of Series F preferred stock with a stated value of $1,000,000 and accrued dividends payable of $33,315 were exchanged for the New Related Party Debentures (See Note 6).

During the nine months ended June 30, 2023 and 2022, the Company also recorded dividends related to the Series F Preferred Stock in the amount of $13,151 and $59,836. As of June 30, 2023 and September 30, 2022, dividend payable balances were $0 and $20,164, respectively, reflected in the accompanying unaudited balance sheets as accrued liabilities instead of temporary equity.

As of June 30, 2023 and September 30, 2022, the Company had 0 and 500 shares of Series F Preferred Stock issued and outstanding classified as temporary equity in the accompanying unaudited balance sheets, respectively.

Stock Options

On April 28, 2020, the Board approved the 2020 Equity Incentive Plan (“2020 Plan”), as amended on May 29, 2020. On April 18, 2022, the Board terminated the 2020 Plan and any shares reserved thereunder are no longer subject to reservation and the Company had no options issued and outstanding under the 2020 Plan.

On April 18, 2022, the Company’s Board and the stockholders approved the 2022 Equity Incentive Plan (“2022 Plan”) at which time the plan became effective. Upon the effective date of the 2022 Plan, 1,915,000,000 shares of the Company’s common stock were reserved for issuance under the 2022 Plan (“Reserved Share Amount”), subject to the adjustments described in the 2022 Plan, and such Reserved Share Amount, when issued in accordance with the 2022 Plan, shall be validly issued, fully paid, and non-assessable. Pursuant to the 2022 Plan, the option price of each incentive stock option (except those that constitute substitute awards) shall be at least the fair market value of a share on the grant date; provided, however, that in the event that a grantee is a ten percent stockholder as of the grant date, the option price of an incentive stock option shall be not less than 110% of the fair market value of a share on the grant date, in no case shall the option price of any option be less than the par value of a share.

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

During the three and nine months ended June 30, 2023, in connection with the accretion of stock-based option expense over the vesting period, the Company recorded stock option expense of $333,248 and $1,482,486, respectively. As of June 30, 2023, there were 1,901,410,519 options outstanding and 1,651,962,645 options vested, subject to the filing of a registration on Form S-8 for the registration of the shares underlying such options. As of June 30, 2023, there was $487,817 of unvested stock-based compensation expense to be recognized through August 2026. The aggregate intrinsic value on June 30, 2023 was $0 and was calculated based on the difference between the quoted share price on June 30, 2023 of $0.0025 and the exercise price of the underlying options.

Stock option activities for the nine months ended June 30, 2023 are summarized as follows:

	Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding September 30, 2022	1,901,410,519		$0.0036	9.88	$-
Granted	-		-		-
Balance Outstanding June 30, 2023	1,901,410,519		$0.0036	9.13	$0
Exercisable, June 30, 2023	1,651,962,645	(a)	$0.0036	9.13	$0

Balance Non-vested on September 30, 2022	547,666,344		$0.0036	9.88	$-
Granted	-		-	-	-
Vested during the period	(298,218,470)		0.0036	-	-
Balance Non-vested on June 30, 2023	249,447,874		$0.0036	9.13	$0

(a)	These vested options are only exercisable upon the company filing an S-8 to register the underlying shares.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

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

JUNE 30, 2023

(UNAUDITED)

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

On November 29, 2022, in connection with the Securities Exchange Agreements and New Convertible Debt discussed below, the May 2021 Warrants, First November 2021 Warrants, First April 2022 Warrants, May 2022 Warrants, and June 2022 Warrants, aggregating 385,441,138 warrants, were amended to reduce the exercise price to $0.003 per share. Additionally, 63,897,764 warrants issued in connection with Series F preferred stock were amended to reduce the exercise price to $0.003 per share. All other terms of the warrants remained the same. As a result of the November 29, 2022 amendment to the exercise price, the Company calculated the difference between the warrants fair values on November 29, 2022, the date of the amendment, using the then current exercise price ranging from $0.00366 to $0.00476 and the new exercise price of $0.003 and determined that the difference was insignificant. (See Note 6).

On November 29, 2022, in connection with the Securities Exchange Agreements and New Convertible Debentures discussed in Note 6, the Second November 2021 Warrants, Third November 2021 Warrants, January 2022 Warrants, Second January 2022 Warrants, Second April 2022 Warrants, and the July 2022 Warrants, aggregating 566,406,072 warrants, were amended to reduce the exercise price to $0.003 per share. Additionally, 16,393,443 warrants issued to a placement agent in January 2022 were amended to reduce the exercise price to $0.003 per share. In conjunction with the price reduction, the price protection feature for all these warrants was eliminated. All other terms of the warrants remained the same. As a result of the November 29, 2022 amendment to the exercise price, the Company calculated the difference between the warrants fair values on November 29, 2022, the date of the amendment, using the then current exercise price ranging from $0.00366 to $0.00476 and the new exercise price of $0.003 and determined that the difference was insignificant. (See Note 6).

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

On January 27, 2023, the Company consummated the second closing (the “Second Closing”) of the Offering pursuant to the terms and conditions of that certain Purchase Agreement, dated as of November 29, 2022 as discussed in Note 6. The Company issued an aggregate of 298,571,429 warrants to investors. The Warrants are exercisable for five years and six months from the earlier of the maturity date of the New Debentures and the closing of the Qualified Financing, at an exercise price equal to (i) in the event that a Qualified Offering is consummated prior to the exercise of the Warrant, the Qualified Offering Price, or (ii) in the event that no Qualified Offering has been consummated, the lower of: (A) $0.003 per share and (B) an amount equal to 70% of the average of the VWAP (or 50% of the average of the VWAP if an event of default has occurred and has not been cured) for the Common Stock over the ten Trading Days preceding the date of the delivery of the applicable exercise notice. If there is no effective registration statement covering the resale of the shares underlying the Warrants within 180 days following the closing of the Qualified Offering: (i) exercise may be via cashless exercise, and (ii) 5% additional Warrants will be issued by the Company to the holders for any portion of each month without such effective registration statement, up to a maximum of 25%. The Warrants contain certain price protection provisions providing for adjustment of the amount of securities issuable upon exercise of the Warrants in case of certain future dilutive events or stock-splits and dividends. In connection with the Second Closing of the private placement, Gunner received 38,775,510 warrants.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

On April 22, 2023, the Company consummated the closing of the Offering pursuant to the terms and conditions of that certain Purchase Agreement, dated as of November 29, 2022 as discussed in Note 6. The Company issued 44,314,286 April 2023 Related Party Warrants to the Related Party Purchaser under the same terms as the November 29, 2022 and Second Closing.

Warrants activities for the nine months ended June 30, 2023 is summarized as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Warrants	Price	(Years)	Value
Balance Outstanding on September 30, 2022	1,888,813,005	$0.003	3.26	$1,140,362

Issued in connection with a New Related Party Convertible Debentures (see Note 6)	2,608,654,988	0.003

Issued in connection with a New Convertible Debentures (see Note 6)	2,567,601,521	0.003
Issued to placement agent and consultant in connection with New Related Party and New Convertible Debentures (see Note 6)	179,265,305	0.003
Balance Outstanding on June 30, 2023	7,244,334,819	$0.00169	5.03	$8,393,613
Exercisable on June 30, 2023	7,244,334,819	$0.00169	5.11	$8,393,613

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Michael Ruxin, M.D.

On June 5, 2020, the Company and Dr. Michael Ruxin entered into an employment agreement (the “Ruxin Employment Agreement”) for Dr. Ruxin to serve as the Company’s Chief Executive Officer, President and a director.

The Ruxin Employment Agreement provided that Dr. Ruxin will be employed for a five-year term commencing on June 5, 2020.Dr. Ruxin was entitled to receive an annual base salary of $300,000 and was eligible for an annual discretionary bonus of 150% of such base salary. In the Ruxin Employment Agreement, Dr. Ruxin is entitled to, subject to the approval of the Board or a committee thereof, and under the 2022 Plan (i) a one-time grant of 49,047,059 Restricted Stock Units (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of common stock, In lieu of 49,047,059 RSU’s, on August 16, 2022, the Company granted 49,047,059 stock options plus the one-time grant of 420,691,653 stock options for an aggregate amount of 469,738,712 stock options with an exercise price of $0.0036 and an expiration date of August 15, 2032 and subject to vesting terms. Ruxin was entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. For the period of May 2021 through November 2021 and from August 15, 2022 to September 30, 2022, Dr. Ruxin deferred 50% of his salary. As of June 30, 2023 and September 30, 2022, the Company had accrued payroll related to Dr. Ruxin’s salary deferment of $200,000 and $112,500, respectively.

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

In July 2023, the Ruxin Employment Agreement was terminated and Dr. Ruxin has transitioned to become the Company’s Chief Medical Officer (See Note 11 -Subsequent Events).

Jeffrey Busch

On June 5, 2020, the Company and Jeffrey Busch entered into an employment agreement (the “Busch Employment Agreement”) for Mr. Busch to serve as the Company’s Chairman of the Company and in such other positions as may be assigned from time to time by the Board of Directors.

The Busch Employment Agreement stipulates that Mr. Busch will be employed for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Mr. Busch will be entitled to receive an annual base salary of $60,000 and will be eligible for an annual discretionary bonus. In the Busch Employment Agreement, Mr. Busch is entitled to, subject to the approval of the Board or committee thereof, and under the 2020 Plan (i) a one-time grant of 49,047,059 Restricted Stock (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of common stock. In lieu of 49,047,059 RSU’s, on August 16, 2022, the Company granted 49,047,059 stock option plus the one-time grant of 420,691,653 stock options for an aggregate amount of 469,738,712 stock options with an exercise price of $0.0036 and an expiration date of August 15, 2032 and subject to vesting terms. Mr. Busch is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As of June 30, 2023 and September 30, 2022, the Company had accrued director compensation of $237,500 and $192,500, respectively.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

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

On December 31, 2021, the Company’s Board approved an increase in the base salary of Thomas E. Chilcott, III, the Company’s Chief Financial Officer, from $225,000 to $300,000 per year. The increase was effective January 1, 2022. The Board also approved two new bonuses for which Mr. Chilcott was eligible: (i) a $37,500 bonus payable upon the Company’s completion of a capital raise of at least $1,000,000; and (ii) a $37,500 bonus payable upon the Company’s completion of a capital raise of at least $2,000,000 in the aggregate. On December 6, 2022, the Board approved a bonus compensation plan pursuant to which Thomas E. Chilcott, III, the Company’s Chief Financial Officer, was eligible for: (i) a $150,000 bonus payable upon the successful filing of the Company’s report on Form 10-K for the annual period ended September 30, 2022 (the “Annual Report “) on or before December 29, 2022; or (ii) a $100,000 bonus payable upon the successful filing of the Company’s Annual Report on or before January 13, 2023 (collectively, the “Bonus”). During the nine months ended June 30, 2023, an aggregate bonus of $150,000 was paid to Mr. Chilcott. Mr. Chilcott’s employment with the Company was terminated on May 5, 2023.

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

Andrew Kucharchuk

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

JUNE 30, 2023

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

Effective January 1, 2021, the Company entered into a consulting agreement with Mr. Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor. The agreement was effective for a period of twelve months, commencing on January 1, 2021 and shall be renewed on a month-to-month basis, subject to the right of the Company and Mr. Kucharchuk to terminate the agreement pursuant to the agreement. Pursuant to the agreement, Mr. Kucharchuk shall be paid $2,000 per month. In April 2023, this agreement was terminated. As of June 30, 2023 and September 30, 2022, the Company had an accounts payable – related payable balance of $2,000 and $12,000 related to this consulting agreement, respectively (See Note 8 and above for new employment agreement).

License Agreements

GMU License

In September 2006, the Company entered into an exclusive license agreement with George Mason Intellectual Properties (“GMU License Agreement”), a non-profit corporation formed for the benefit of George Mason University (“GMU”) which: (1) grants an exclusive worldwide license, with the right to grant sublicenses, under the licensed inventions to make, have made, import, use, market, offer for sale and sell products designed, manufactured, used and/or marketed for all fields and for all uses, subject to the exclusions as defined in the GMU License Agreement; (2) grants an exclusive option to license past, existing, or future inventions in the Company’s field, from inventors that are obligated to assign to GMU and who have signed a memorandum of understanding acknowledging that developed intellectual property will be offered, subject to the exclusions as defined in the GMU License Agreement; (3) the license and option granted specifically excludes biomarkers for lung, ovarian, and breast cancers in a diagnostic field of use and GMU inventions developed using materials obtained from third parties under agreements granting rights to inventions made using said materials and; (4) grants right to assign or otherwise transfer the license so long as such assignment or transfer is accompanied by a change of control transaction and GMU is given 14 days’ prior notice. In addition, the Company is required to make an annual payment of $50,000 to GMU as well as pay GMU a quarterly royalty equal to the net revenue multiplied by one and one-half percent (1.5%), due on a quarterly basis or a quarterly sublicense royalty equal to the net revenue multiplied by fifteen percent (15%). Further, the Company has the right of first refusal for all technology associated with RPPA technology from GMU. As of June 30, 2023 and September 30, 2022, the Company has accrued royalty fees of $2,781 and $2,443, respectively, reflected in the accompanying unaudited balance sheet in accrued liabilities.

NIH License Agreement

In March 2018, the Company entered into two license agreements (“NIH License Agreements”) with the National Institutes of Health (“NIH”) which grants the Company an exclusive and a nonexclusive United States license for certain patents. Pursuant to the NIH License Agreements, the Company is required to make an annual payment of $1,000 to the NIH as well as pay the NIH a royalty equal to the net sales multiplied by three percent (3.0%) every June 30th and December 31st. Commencing on January 1st of the year following the year of the first commercial sale, the Company is subject to a non-refundable minimum annual royalty of $5,000. In addition, a sublicense royalty equal to the net revenue multiplied by ten percent (10%) will be payable upon sublicensing. As of June 30, 2023 and September 30, 2022, the Company has accrued royalty fees of $0.

Vanderbilt License Agreement

In March 2023, the Company entered into a license agreement (“Vanderbilt License Agreement”) with the Vanderbilt University (“Vanderbilt”) which grants the Company an exclusive license for certain patents. Pursuant to Vanderbilt License Agreement, the Company is required to make an annual payment of $5,556 to Vanderbilt. Additionally, Vanderbilt is entitled to receive a royalty semi-annually equal to the gross sales based upon tiered structure subject to the level of patent utilization ranging from 0.25% to 2.0%. As of June 30, 2023, the Company has accrued royalty fees of $0.

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

Other Contingencies

Pursuant to ASC 450-20 – Loss Contingencies, liabilities for contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. As of June 30, 2023 and September 30, 2022, the Company has recorded a contingent liability of $83,840 and $78,440, respectively, resulting from certain liabilities of Avant prior to the asset sale and recapitalization transaction (see Note 1). The contingent liabilities consisted of two notes payables with a total outstanding principal balance of $40,000 as of June 30, 2023 and September 30, 2022 and accrued interest payable of $43,840 and $38,440 as of June 30, 2023 and September 30, 2022, respectively.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

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

Agreement and Plan of Merger

On May 23, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IMAC Holdings, Inc., a Delaware corporation (Nasdaq: BACK) (“IMAC”), and IMAC Merger Sub, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of IMAC (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving entity (the “Surviving Entity”) and a wholly owned subsidiary of IMAC. On May 22, 2023, the board of directors of IMAC, and the Board of Directors of Theralink unanimously approved the Merger Agreement.

At the effective time of the Merger (the “Effective Time”), each share of common stock (“Theralink Common Stock”) and each share of preferred stock of Theralink (together with the Theralink Common Stock, “Theralink Shares”) issued and outstanding immediately prior to the Effective Time will be converted into and will thereafter represent the right to receive a portion of a share of common stock of IMAC, par value $0.001 (the “IMAC Shares”) such that the total number of IMAC Shares issued to the holders of Theralink Shares shall equal 85% of the total number of IMAC Shares outstanding as of the Effective Time (the “Merger Consideration”).

At the Effective Time, each award of stock options (each, a “Theralink Stock Option”), whether or not then vested or exercisable, that is outstanding immediately prior to the Effective Time, will be assumed by IMAC and converted into a stock option relating to a number of IMAC Shares equal to the product of: (i) the number of shares of Theralink Common Stock subject to such Theralink Stock Option; and (ii) ratio which results from dividing one share of Theralink Common Stock by the portion of a IMAC Share issuable for such share as finally determined at the Effective Time (the “Exchange Ratio”), at an exercise price per IMAC Share (rounded up to the nearest whole cent) equal to the quotient obtained by dividing (A) the exercise price per share of Theralink Common Stock of such Theralink Stock Option by (B) the Exchange Ratio.

Each of IMAC and Theralink has agreed, subject to certain exceptions with respect to unsolicited proposals, not to directly or indirectly solicit competing acquisition proposals or to enter into discussions concerning, or provide confidential information in connection with, any unsolicited alternative acquisition proposals. However, if such party receives an unsolicited, bona fide acquisition proposal that did not result from a material breach of the non-solicitation provisions of the Merger Agreement and IMAC’s or Theralink’s Board of Directors, or any committee thereof, as applicable, concludes, after consultation with its financial advisors and outside legal counsel, that such unsolicited, bona fide acquisition proposal constitutes, or could reasonably be expected to result in, a superior offer, such party may furnish non-public information regarding it or any of its subsidiaries and engage in discussions and negotiations with such third party in response to such unsolicited, bona fide acquisition proposal; provided that each party provides notice and furnishes any non-public information provided to the maker of the acquisition proposal to each party substantially concurrently with providing such non-public information to the maker of the acquisition proposal.

The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including: (i) adoption of the Merger Agreement by holders of a majority of the outstanding Theralink Shares, (ii) approval of the issuance of IMAC Shares in connection with the Merger by a majority of the outstanding IMAC Shares, (iii) absence of any court order or regulatory injunction prohibiting completion of the Merger, (iv) expiration or termination of (a) all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and (b) any agreement with any governmental entity not to consummate the transactions contemplated by the Merger Agreement, (v) effectiveness of IMAC’s registration statement on Form S-4 to register the IMAC Shares to be issued in the Merger, (vi) subject to specified materiality standards, the accuracy of the representations and warranties of the other party, (vii) the authorization for listing of IMAC Shares to be issued in the Merger on Nasdaq, (viii) compliance by the other party in all material respects with its covenants, and (ix) the completion of satisfactory due diligence by both parties.

IMAC and Theralink have each made customary representations and warranties in the Merger Agreement. The Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to (i) the conduct of each of IMAC’s and Theralink’s business between the date of the signing of the Merger Agreement and the closing date of the Merger and (ii) the efforts of the parties to cause the Merger to be completed, including actions which may be necessary to cause the expiration or termination of any waiting periods under the HSR Act.

Upon completion of the Merger, it is anticipated that the transaction with be accounted for as a reverse acquisition and recapitalization of the Company.

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

JUNE 30, 2023

(UNAUDITED)

NOTE 11 – SUBSEQUENT EVENTS

Chief Medical Officer Consulting Agreement

On July 14, 2023, the Company entered into a Chief Medical Officer Consulting Agreement with Dr. Michael Ruxin, the Company’s former Chief Executive Officer, to serve as the Company’s Chief Medical Officer. For compensation for services provided by Dr, Ruxin as a Chief Medical Officer Consultant (a) the Company shall pay Dr, Ruxin compensation equal to $10,000 per month, (b) the Company shall amend the Dr. Ruxin’s existing option award agreement so that upon a “Separation from Service” instead of having 3 months to exercise the options, Dr. Ruxin’s options shall be exercisable until their expiration date and (c) the Company shall issue Dr. Ruxin options to purchase shares of the Company’s common stock in accordance with the Company’s newly planned Equity Incentive Plan, according to the standard amounts awarded to Chief Medical Officers, as well as taking into consideration the past 5 years of service to the company as is planned for current employees, subject to Board approval. This Agreement commenced on July 14, 2023 and will continue for one year and will be brought to the Board of Directors annually for renewal approval based on prior year performance metrics and then for subsequent one-year periods if not terminated 60 days prior to renewal.

Note Payable

On July 28, 2023, the Company issued a Promissory Note Agreement with IMAC Holdings, Inc. (“IMAC”) for a principal amount of $439,590. The Company received proceeds of $439,590. The note bears an annual interest rate of 6%, matures on July 28, 2024 and can be prepaid in whole or in part without penalty.

The IMAC Convertible Secured Note

On August 16, 2023, the Company and IMAC entered into a Convertible Secured Promissory Note (the “IMAC Note”) pursuant to which IMAC has loaned to the Company $2,560,500. The proceeds of the IMAC Note will be used by the Company for working capital and general corporate purposes.

The IMAC Note will mature on August 16, 2024 and bears interest at 6% per annum payable quarterly, in cash, or, at the option of the holder, may accrue until conversion or maturity. The IMAC Note is convertible into shares of the Company’s common stock at any time after the issuance date at the conversion price equal to $0.00313 per share (the “Conversion Price”). All amounts outstanding under the IMAC Note subject shall automatically convert into shares of the Company’s common stock upon and immediately prior to the consummation of the Merger and shall be subject to the terms of the Merger Agreement. Upon maturity, in lieu of payment or as partial payment, the Company may elect to convert some or all of the outstanding amounts under the IMAC Note into shares of common stock at the Conversion Price.

Amended and Restated Security Agreement

Previously, on November 29, 2022, January 27, 2023 and April 11, 2023, the Company issued an aggregate of $17,961,798 of 10% Original Issue Discount Senior Secured Convertible Debentures that are secured by a first priority lien on all of the assets of the Company pursuant to that certain Security Agreement, dated November 29, 2022 (the “Original Security Agreement”) by and among the Company, the holders of the Debentures and the Collateral Agent. In connection with the issuance of the IMAC Note, the Company, Collateral Agent and the holders of a majority of the outstanding Debentures agreed to amend and restate the Original Security Agreement to include the IMAC Note, pursuant to the Amended and Restated Security Agreement dated as of August 16, 2023 by and between the Company, IMAC and the Collateral Agent.

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

Overview

Theralink Technologies is a precision medicine company with a nationally CLIA-certified and CAP-accredited laboratory in Golden, Colorado. Theralink’s unique and patented Reverse Phase Protein Array (RPPA) technology platform can quantify protein signaling to support oncology clinical treatment decisions and biopharmaceutical drug development. Since protein signaling is responsible for the development and progression of cancer, nearly all FDA-approved cancer therapeutics target proteins, not genes. The Theralink® RPPA technology can reveal the protein drug target(s) that are essentially turned “on” in a patient’s cancer and may suggest the most effective treatment plan to turn those proteins “off”. Therefore, the Theralink® RPPA technology is a critical tool that may empower oncologists with actionable information to effectively treat a cancer patient, which is often missed by standard proteomic and genomic testing.

Our commercially available Lab Developed Test (LDT), the Theralink® Assay for Breast Cancer, is currently being utilized by oncologists across the United States to assist in making the most targeted treatment plan for their patients with advanced breast cancer. In 2023, Theralink began receiving reimbursement for this test by Medicare and certain third-party payors. The Theralink® test determines which drug target(s) are present and/or activated and may reveal to the oncologist which patients are predicted to be responders versus non-responders to a particular therapeutic. The test may provide therapeutic recommendations to support oncologist treatment selection of the best therapy option – which may improve patient response and consequently save the healthcare system substantial dollars.

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

Our highly sensitive analyses of identified biomarkers have the potential to empower physicians to improve treatment decisions through better prediction of treatment outcomes. The biomarker information might prevent the patient from being exposed to toxic treatments that may be unlikely to deliver clinically meaningful benefits while potentially guiding physicians in prescribing treatments likely to yield maximum results.

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

We benefit from a portfolio of ten (unless one expired) patents derived from licensing agreements with the US Public Health Service, the federal agency that supervises the National Institutes of Health (NIH), which provides us with broad protection around its technology platform, George Mason University (GMU), which provides access to additional intellectual property around improvements to the technology platform and biomarker signatures that form the basis for future proteomic’s products and Vanderbilt University (Vanderbilt), which provides a predictor of response to immunotherapy in cancer. The current assay consists of a panel of 32 protein drug targets/biomarkers, nearly all of which are specifically covered by a suite of issued patents licensed exclusively to the Company. These patents are critical to the Company’s business because the intellectual property covers the use of these specific protein biomarkers on the Theralink test for the identification and optimization of which drug and which specific combination of drugs is most likely to work for each specific patient: the hallmark of patient-tailored therapy. The intellectual property covers the use of these specific markers as well as the analysis of protein drug target activation mapping in general for patient-tailored therapeutic drug selection for breast cancer, lung cancer, colorectal cancer, as well as many other solid tumors. Moreover, our issued patent portfolio covers the use of these markers for patient-tailored therapeutic selection of a broad number and type of FDA approved and experimental therapeutics.

Theralink is committed to advancing the technology from GMU, the NIH and Vanderbilt as a platform for developing new clinical biomarkers. These biomarkers and monitoring products may have the ability to provide biopharmaceutical companies and doctors with critical molecular-based knowledge to potentially make the best therapeutic decisions based on a patient’s unique, individual medical needs.

Our Business Strategy

Our strategy is to use the RPPA technology licensed from GMU, the NIH and Vanderbilt to take advantage of the new opportunities that are evolving in the precision medicine industry, both for oncologists and their patients and biopharma companies. We offer specialized protein testing through RPPA that may guide treatment decisions. These novel data-generating technologies are based on patented and proprietary technology that is well-suited to be run in a central or regional laboratory utilizing samples that are collected by healthcare providers and sent to our authorized CLIA certified testing facility for processing. We provide comprehensive and actionable insights that may improve patient outcomes in advanced stage breast cancer today and eventually across gynecological cancers, head and neck cancers, gastrointestinal cancers, lung, pancreatic and other solid tumors.

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

Results of Operations

Comparison for the Three and Nine months ended June 30, 2023 and 2022

Revenues

●

During the three months ended June 30, 2023 and 2022, we generated revenues of $202,447 and $164,213, respectively, an increase of $38,234, or 23.3%. The increase was primarily attributable to an increase in patient direct services of $42,697, offset by a decrease in services performed under research and development contracts for pharmaceutical companies of $4,463. During the three months ended June 30, 2023 and 2022, revenues by category is as follows:

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2022
Biopharma services	$149,405	$153,868
Patient testing service	53,042	10,345
Total revenues	$202,447	$164,213

●	During the nine months ended June 30, 2023 and 2022, we generated revenues of $427,529 and $262,688, respectively, an increase of $164,841, or 62.7%. The increase was primarily attributable to an increase in patient direct services of $100,724 and an increase in services performed under research and development contracts for pharmaceutical companies of $64,117. During the nine months ended June 30, 2023 and 2022, revenues by category is as follows:

	Nine Months Ended	Nine Months Ended
	June 30, 2023	June 30, 2022
Biopharma services	$305,960	$241,843
Patient testing service	121,569	20,845
Total revenues	$427,529	$262,688

Costs of Revenues

●

During the three months ended June 30, 2023 and 2022, we incurred cost of revenue of $50,084 and $99,484, respectively, a decrease of $49,400, or 49.7%. The decrease in cost of revenues was due to a decrease in Biopharma services activities. The decrease in the fiscal 2023 period cost of revenue as a percentage of revenue over the fiscal 2022 period was because in the fiscal 2022 period, the Company was required to purchase expensive third-party samples for certain pharmaceutical contracts. This increased costs significantly and decreased the gross profit for the fiscal 2022 period.

●	During the nine months ended June 30, 2023 and 2022, we incurred cost of revenue of $86,328 and $160,229, respectively, a decrease of $73,901, or 46.1%. The decrease in the fiscal 2023 period cost of revenue as a percentage of revenue over the fiscal 2022 period was because in the fiscal 2022 period, the Company was required to purchase expensive third-party samples for certain pharmaceutical contracts. This increased costs significantly and decreased the gross profit for the fiscal 2022 period.

Gross Margin

●	For the three months ended June 30, 2023 and 2022, gross profit was $152,363 and $64,729, respectively, an increase of $87,634, or 135.4%, which represents a gross margin of 75.3% compared to 39.4% in the same period in 2022. The increase was primarily attributable to the increase in revenue and decrease in cost of revenue, as discussed above.

●	For the nine months ended June 30, 2023 and 2022, gross profit was $341,201 and $102,459, respectively, an increase of $238,742, or 233.0% which represents a gross margin of 79.8% in the fiscal 2023 period compared to 39.0% in the fiscal 2022 period. The increase was primarily attributable to the increase in revenue and decrease in cost of revenue, as discussed above.

Operating Expenses

For the three and nine months ended June 30, 2023 and 2022, operating expenses consisted of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Professional fees	$461,431	$162,164	$1,310,780	$677,740
Compensation expense	1,012,488	703,267	4,165,682	2,031,755
Licensing fees	19,024	30,377	55,883	105,432
General and administrative expenses	342,473	545,254	1,213,953	1,606,174
Impairment loss	238,671	-	238,671	-
Total	$2,074,087	$1,441,062	$6,984,969	$4,421,101

Professional fees:

●	For the three months ended June 30, 2023, professional fees increased by $299,267, or 184.6%, as compared to the three months ended June 30, 2022. The increase was primarily attributable to an increase in stock-based consulting fees of $64,201 related to accretion of stock option expense from the issuance of stock options to consultants in August 2022, an increase in legal fees of $204,461, an increase in consulting fees of $49,931, offset by a decrease in other professional fees of $19,326.

●	For the nine months ended June 30, 2023, professional fees increased by $633,040, or 93.4%, as compared to the nine months ended June 30, 2022. The increase was primarily attributable to an increase in stock-based consulting fees of $192,643 related to accretion of stock option expense from the issuance of stock options to consultants in August 2022, an increase in legal fees of $257,895, and an increase in consulting fees of $167,213, and an increase in other professional fees of $15,289.

Compensation expense:

●	For the three months ended June 30, 2023, compensation expense increased by $309,221, or 44.0%, as compared to the three months ended June 30, 2022. The increase was primarily attributable to an increase in stock-based compensation of $269,047 related to accretion of stock option expense from the issuance of stock options to employees in August 2022, and an increase in administrative compensation and related employee benefits.

●	For the nine months ended June 30, 2023, compensation expense increased by $2,133,927, or 105.0%, as compared to the nine months ended June 30, 2022. The increase was primarily attributable to an increase in stock-based compensation of $1,289,843 related to accretion of stock option expense from the issuance of stock options to employees in August 2022, and an increase in executive and administrative compensation and related employee benefits and expenses resulting from additional employees being hired, and a bonus paid to our former CFO.

Licensing fees:

Licensing fees are mainly for the lab software, the GMU license, Vanderbilt license and state licenses. During 2023 and 2022, we obtained licenses from numerous states to conduct business as a certified lab. The expanded national footprint is the driving force behind the fluctuations in licensing fees.

●	For the three months ended June 30, 2023, licensing fees decreased by $11,353, or 37.4%, as compared to the three months ended June 30, 2022.

●	For the nine months ended June 30, 2023, licensing fees decreased by $49,549, or 24.8%, as compared to the nine months ended June 30, 2022.

General and administrative expenses:

●	For the three months ended June 30, 2023, general and administrative expenses decreased by $202,781, or 37.2%, as compared to the three months ended June 30, 2022. The decrease was primarily due to a decrease in laboratory and biological supplies expense of approximately $26,031 due to a decrease in breast cancer research and development, a decrease in sample analysis services expense of approximately $76,506 due to the termination of our relationship with our service provider and bringing this function in-house, a decrease in samples expense of $50,000 for research and development, a decrease in travel expenses of $20,022 and a decrease in business development fees of $32,515.

●	For the nine months ended June 30, 2023, general and administrative expenses decreased by $392,221, or 24.4%, as compared to the nine months ended June 30, 2022. The decrease was primarily due to a decrease in laboratory and biological supplies expense of approximately $101,870 due to a decrease in breast cancer research and development, a decrease in sample analysis services expense of approximately $275,372 due to the termination of our relationship with our service provider and bringing this function in-house, a decrease in samples expense of $50,000 for research and development, and a decrease in business development fees of $47,941. These decreases were offset by an increase in royalty fees of $65,178 and increases in other general and administrative expenses.

Impairment loss

During the three and nine months ended June 30, 2023, we recorded an impairment loss of $238,671 in connection with the impairment of certain laboratory equipment that was not in use and will likely not be used. We did not record any impairment loss during the 2022 period.

Loss from Operations

●	For the three months ended June 30, 2023, loss from operations amounted to $1,921,724 as compared to $1,376,333 for the three months ended June 30, 2022, an increase of $545,391, or 39.6%. The increase was primarily a result of the increase in operating expenses offset by an increase in gross profit, as discussed above.

●	For the nine months ended June 30, 2023, loss from operations amounted to $6,643,768 as compared to $4,318,642 for the nine months ended June 30, 2022, an increase of $2,325,126, or 53.8%. The increase was primarily a result of the increase in operating expenses offset by an increase in gross profit, as discussed above.

Other Income (Expenses), net

●	For the three months ended June 30, 2023 and 2022, total other income (expenses), net amounted to $6,421,773 and $(332,461), respectively, a change of $6,754,234. The positive change was primarily due to an increase in gain of derivatives of $11,482,036 resulting from the change in fair value of derivative liabilities, offset by an increase in interest expense of $4,733,202 resulting from an increase in amortization of debt discount and an increase in interest bearing debt.

●	For the nine months ended June 30, 2023 and 2022, total other expenses, net amounted to $33,878,912 and $738,414, respectively, an increase of $33,140,498. The change was primarily due to an increase in interest expense of $11,069,401 resulting from an increase in amortization of debt discount and an increase in interest bearing debt, and an increase in loss on debt extinguishment of $5,434,447 resulting from the exchange of convertible notes and preferred stock to new debentures on November 29, 2022, an increase in settlement expense of $200,000, and an increase in derivative expense of $16,442,350 resulting from the treatment of the new debentures and warrants as derivative liabilities.

Preferred Stock Dividend and Deemed Dividend

●	For the three months ended June 30, 2023, we recorded $0 dividends for the Series E Preferred stock and Series F Preferred stock dividends.

●	For the nine months ended June 30, 2023, we recorded dividends for the Series E Preferred stock and Series F Preferred stock in the amount of $26,301 and $13,151, respectively, for a total of $39,452 of preferred stock dividends.

On November 29, 2022 Series E Preferred stock and Series F Preferred stock were exchanged for New Related Party Debentures as discussed in the Recent Financings section below.

Net Income (Loss) and Net Income (Loss) Attributed to Common Stockholders

●	For the three months ended June 30, 2023, net income amounted to $4,500,049 as compared to a net loss of $(1,708,794) for the three months ended June 30, 2022, a positive change of $6,208,843. For the three months ended June 30, 2023, net income attributed to common stockholders amounted to $4,500,049, or $0.00 per share (basic and diluted) compared to net loss attributed to common stockholders of to $(1,768,629), or $(0.00) per share (basic and diluted), for the three months ended June 30, 2022, a positive change of $6,268,678. The increase was a result of the changes in gross profit, operating expenses and other expenses, as discussed above.

●	For the nine months ended June 30, 2023, net loss amounted to $(40,522,680) as compared to a net loss of $(5,057,056) for the nine months ended June 30, 2022, an increase of $35,465,624. For the nine months ended June 30, 2023, net loss attributed to common stockholders amounted to $(40,562,132), or $(0.01) per share (basic and diluted) compared to net loss attributed to common stockholders of to $(5,236,563), or $(0.00) per share (basic and diluted), for the nine months ended June 30, 2022, an increase of $35,325,569. The increase was a result of the changes in gross profit, operating expenses and other expenses, as discussed above.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $47,848,223 and $25,089 in cash as of June 30, 2023 and a working capital deficit of $2,808,736 and $393,460 in cash as of September 30, 2022.

	June 30, 2023	September 30, 2022	Net Change	Percentage Change
Working capital deficit:
Total current assets	$226,063	$646,984	$(420,921)	(65)%
Total current liabilities	(48,080,786)	(3,455,720)	(44,625,066)	(1,291)%
Working capital deficit:	$(47,854,723)	$(2,808,736)	$(45,045,987)	(1,604)%

The increase in working capital deficit was primarily attributable to the increase in current liabilities of $44,625,066 primarily related to an increase in derivative liabilities (non-cash) of $33,484,450, and a decrease in current assets of $420,921 due to reduction in cash of $368,371.

Cash Flows

The following table sets forth a summary of changes in cash flows for the nine months ended June 30, 2023 and 2022:

	Nine Months ended June 30
	2023	2022
Cash used in operating activities	$(4,270,783)	$(4,460,633)
Cash used in investing activities	(7,980)	(88,199)
Cash provided by financing activities	3,910,392	4,360,098
Net decrease in cash	$(368,371)	$(188,734)

Net Cash Used in Operating Activities:

Net cash used in operating activities was $4,270,783 for the nine months ended June 30, 2023 as compared to $4,460,633 for the nine months ended June 30, 2022, a decrease of $189,850, or 4.3%.

●	Net cash used in operating activities for the nine months ended June 30, 2023 primarily reflected our net loss of $40,522,680 adjusted for the add-back of non-cash items such as depreciation expense of $156,874, bad debt expense of $14,000, non-cash lease cost of $18,918, accretion of stock options expense of $1,482,486, amortization of debt discount of $10,656,131, loss on debt extinguishment of $5,434,447, non-cash settlement expense of $200,000, impairment loss of $238,671, and derivative expense of $16,442,350, and changes in operating assets and liabilities consisting primarily of a decrease in accounts receivable of $3,125, a decrease in prepaid expenses and other current assets of $32,525, an increase in accounts payable of $384,200, an increase in accrued liabilities and other liabilities of $1,081,380, and an increase in contract liabilities of $103,890.

●	Net cash used in operating activities for the nine months ended June 30, 2022 primarily reflected our net loss of $5,057,056 adjusted for the add-back of non-cash items such as depreciation expense of $143,531, non-cash lease cost of $21,528, amortization of debt discount of $501,432, gain on operating lease modification of $8,229, unrealized loss on marketable securities of $8,600 and changes in operating assets and liabilities consisting primarily of an increase in accounts receivable of $109,380, an increase in accounts payable of $385,860, offset by a decrease in prepaid expenses and other current assets of $27,882, a decrease in laboratory supplies of $71,062, a decrease in accrued liabilities and other liabilities of $158,335 and a decrease in contract liabilities of $167,522.

Net Cash Used in Investing Activities

Net cash used in investing activities was $7,980 for the nine months ended June 30, 2023 as compared to net cash used in investing activities of $88,199 for the nine months ended June 30, 2022, an increase of $80,219, or 91%. Net cash used in investing activities for the nine months ended June 30, 2023 and 2022 resulted from purchase of additional laboratory equipment.

Cash Provided by Financing Activities:

Net cash provided by financing activities was $3,910,392 for the nine months ended June 30, 2023 as compared to $4,360,098 for the nine months ended June 30, 2022, a decrease of $449,706, or 10.3%.

●	Net cash provided by financing activities for the nine months ended June 30, 2023 consisted of $677,562 of net proceeds from related party debentures, $2,950,011 of net proceeds from debentures, and proceeds from related party notes payable of $442,681, offset by the repayment of $120,000 of convertible notes payable – related parties, and the repayment of $39,862 of financed leases.

●	Net cash provided by financing activities for the nine months ended June 30, 2022, consisted of $1,900,000 of net proceeds from related party convertible debt, $2,425,000 of net proceeds from convertible debt, $400,000 of net proceeds from related party notes payable, offset by repayment of $150,000 of related party convertible note, repayment of $35,242 of financed leases and payments of $179,660 in preferred stock dividends.

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

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited financial statements, for the nine months ended June 30, 2023, the Company had net loss and net cash used in operations of $40,522,680 and $4,270,783, respectively. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $103,369,949, $47,498,939, and $47,854,723, and had cash on hand of $25,089 on June 30, 2023. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

On April 11, 2023, the Company consummated a third closing (the “Third Closing”) of the Offering pursuant to the terms and conditions of that certain Purchase Agreement, dated as of November 29, 2022, by and among the Company and Jeffrey Busch (the “Third Closing Related Party Purchaser”). At the Third Closing, the Company sold the Purchaser (i) a New Debenture with a principal amount of $155,100 (the “April 2023 Related Party Debenture”) and (ii) Warrants to purchase up to 44,314,286 shares of Common Stock, subject to adjustments provided by the Warrants, which represents 100% warrant coverage. The Company received a total of $141,000 in net proceeds at the Third Offering, net of a 10% original issue discount of $14,100.

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

Notes Payable - Related Party

On May 5, 2022, the Company and Jeffrey Busch amended the Original Note pursuant to which the principal amount was increased to $350,000 (“New Note”) with the Company receiving additional $250,000 of proceeds and added a conversion feature. The New Note bears an annual interest rate of 1% (which shall increase to 2% in the event of a default) and matures on May 5, 2024. The New Note may not be prepaid and is only convertible upon an occurrence of a public offering. The Conversion Amount of the New Note is convertible into shares of common stock at the price for which the common stock was sold in the public offering. Pursuant to ASC 470-50 - Debt Modifications and Exchanges; the amendment was accounted for as a debt extinguishment because the contingent conversion feature added to the New Note resulted in a substantial modification of the Original Note. No gain or loss was recognized in connection with the debt extinguishment. As of June 30, 2023, the New Note had an outstanding principal balance of $350,000, reflected as notes payable – related party in the accompanying unaudited balance sheet since the conditions for its contingent conversion has not yet been met, and accrued interest of $4,219.

On April 28, 2023, the Company entered into a Promissory Note Agreement with Douglas Mergenthaler who is a related party, for a principal amount of $110,000. The Company received proceeds of $100,000, net of original issue discount of $10,000. The note bears an annual interest rate of 10%, matures on April 28, 2024 and can be prepaid in whole or in part without penalty. If the Company raises at least $1,000,000 in a securities offering subsequent to the date of this note (a “Subsequent Offering”), Mr. Mergenthaler shall have the right, but not the obligation, to convert all amounts outstanding under this loan into the same security offered in the Subsequent Offering at the price per security being paid by the investors in such offering.

In May and June 2023, the Company entered into Promissory Note Agreements with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for an aggregate principal amount of $376,966. The Company received proceeds of $342,681, net of original issue discount of $34,285. The notes bear an annual interest rate of 10%, mature in May and June 2024 and can be prepaid in whole or in part without penalty. If the Company raises at least $1,000,000 in a securities offering subsequent to the date of this note (a “Subsequent Offering”), Mr. Busch shall have the right, but not the obligation, to convert all amounts outstanding under this loan into the same security offered in the Subsequent Offering at the price per security being paid by the investors in such offering.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the periods ended June 30, 2023 and 2022 include, but are not necessarily limited to, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of ROU assets and lease liabilities, assumptions used in assessing impairment of long-lived assets, allowances for accounts receivable, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of derivatives and the fair value of non-cash equity transactions.

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

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 - Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on June 30, 2023. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

The Company provides research and development support to biopharmaceutical companies to assist their drug development programs. In January 2021, the Company began performing tumor profiling to support clinical patient therapeutic intervention. The services provided by the Company are performance obligations under services contracts. These contracts are completed over time and may lead to deferred revenue for services not completed at the end of a period which is reflected as contract liabilities on the accompanying balance sheet. The Company may include, in accounts receivable, amounts billed to customers in advance of services being initiated or completed. If the Company has a right to such consideration that is unconditional such as for contractually allowed billings under non-cancellable contracts, such amounts billed in advance would be offset by contract liability. Management reviews the completion status of all jobs monthly to determine the appropriate amount of revenue to recognize. The Company offers these services to biopharmaceutical companies and to private individuals. For the nine months ended June 30, 2023, the Company received 72% and 28%of its revenue from biopharmaceutical companies and from patient direct services, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2023, our disclosure controls and procedures were not effective due to our material weaknesses in internal control over financial reporting discussed below.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2023. Our management’s evaluation of our internal control over financial reporting was based on the Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of June 30, 2023, our internal control over financial reporting was not effective.

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

Management believes that despite our material weaknesses set forth above, our unaudited financial statements for the quarter ended June 30, 2023 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the information set forth in this report, you should carefully consider risk factors that may affect our business and financial results are discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

We have added the following risk factors related to our Merger Agreement with IMAC, which could have a material adverse effect on our business.

Because the market price of IMAC common stock will fluctuate prior to the consummation of the Merger, Theralink stockholders cannot be sure of the market value of IMAC common stock that they will receive in the Merger.

At the effective time of the Merger (the “Effective Time”), each share of common stock (“Theralink Common Stock”) and each share of preferred stock of Theralink (together with the Theralink Common Stock, “Theralink Shares”) issued and outstanding as of immediately prior to the Effective Time will be converted into and will thereafter represent the right to receive a portion of a share of common stock of IMAC, par value $0.001 (the “IMAC Shares”) such that the total number of IMAC Shares issued to the holders of Theralink Shares shall equal 85% of the total number of IMAC Shares outstanding as of the Effective Time (the “Merger Consideration”). The Exchange Ratio is fixed (subject to adjustments in accordance with the terms of the Merger Agreement), which means that it will not change between now and the closing date, regardless of whether the market price of either IMAC common stock or Theralink common stock changes. Therefore, the value of the Merger Consideration will depend on the market price of IMAC common stock at the Effective Time. The respective market prices of both IMAC common stock and Theralink commons stock have fluctuated since the date of the announcement of the parties’ entry into the Merger Agreement and will continue to fluctuate. The market price of IMAC common stock, when received by Theralink equity holders after the Merger is completed, could be greater than, less than or the same as the market price of IMAC common stock on the date of this quarterly report.

The Merger is subject to various closing conditions, and any delay in completing the Merger may reduce or eliminate the benefits expected and delay the payment of the Merger Consideration to Theralink equity holders.

The Merger is subject to the satisfaction of a number of conditions beyond the parties’ control that may prevent, delay or otherwise materially adversely affect the completion of the Merger. These conditions include, among other things, IMAC shareholder approval of the issuance of IMAC Common Stock in connection with the Merger. IMAC and Theralink cannot predict with certainty whether or when any of these conditions will be satisfied. Any delay in completing the Merger could cause the combined company not to realize, or delay the realization, of some or all of the benefits that the companies expect to achieve from the Merger. In such context, when or if Theralink’s equity holders will receive the Merger Consideration is also uncertain.

The Merger Agreement limits our ability to pursue alternatives to the Merger, which may discourage other companies from making a favorable alternative transaction proposal.

The Merger Agreement contains certain provisions that restrict our ability to directly or indirectly solicit competing acquisition proposals or to enter into discussions concerning, or provide confidential information in connection with, any proposal or offer that constitutes, or would reasonably be expected to lead to, an acquisition proposal, and we have agreed to certain terms and conditions relating to our ability to engage in, continue or otherwise participate in any discussions with respect to, provide a third party confidential information with respect to or enter into any acquisition agreement with respect to certain unsolicited proposals that constitute or are reasonably likely to lead to a competing proposal. These provisions could discourage a potential third-party acquirer that might have an interest in us from considering or pursuing an alternative transaction with us or proposing such a transaction, even if it were prepared to pay consideration with a higher per share value than the total value proposed to be paid or received in the merger.

The market price for IMAC common stock following the closing may be affected by factors different from those that historically have affected or currently affect IMAC common stock and Theralink common stock.

Upon completion of the Merger, Theralink equity holders who receive IMAC common stock will become shareholders of IMAC. IMAC’s financial position may differ from its financial position before the completion of the Merger, and the results of operations of the combined company may be affected by some factors that are different from those currently affecting the results of operations of IMAC and those currently affecting the results of operations of Theralink. Accordingly, the market price and performance of IMAC common stock is likely to be different from the performance of Theralink common stock or IMAC common stock in the absence of the Merger.

We are expected to incur significant transaction costs in connection with the Merger, which may be in excess of those anticipated by us.

We have incurred and are expected to continue to incur a number of non-recurring costs associated with negotiating and completing the Merger, related transactions, combining the operations of the two companies and achieving desired synergies. These costs have been, and will continue to be, substantial and, in many cases, will be borne by us whether or not the Merger is completed. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal, accounting and other advisors, employee retention and benefit costs, and filing fees. We will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Merger and the integration of the two companies’ businesses. While we have assumed that a certain level of expenses would be incurred, there are many factors beyond our control that could affect the total amount or the timing of the expenses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not offset integration-related costs and achieve a net benefit in the near term, or at all.

The failure to successfully combine the businesses of IMAC and Theralink in the expected time frame may adversely affect IMAC’s future results, which may adversely affect the value of the IMAC common stock that Theralink equity holders would receive in the Merger.

The success of the Merger will depend, in part, on the ability of IMAC to realize the anticipated benefits from combining the businesses of IMAC and Theralink. To realize these anticipated benefits, IMAC’s and Theralink’s businesses must be successfully combined. If the combined company is not able to achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the merger.

IMAC and Theralink, including their respective subsidiaries, have operated and, until the completion of the Merger, will continue to operate independently. It is possible that the integration process could result in the loss of key employees, as well as the disruption of each company’s ongoing businesses or inconsistencies in their standards, controls, procedures and policies. Any or all of those occurrences could adversely affect the combined company’s ability to maintain relationships with customers and employees after the Merger or to achieve the anticipated benefits of the Merger. Integration efforts between the two companies will also divert management attention and resources.

The Merger Agreement subjects us to restrictions on our business activities prior to the closing.

The Merger Agreement subjects us to restrictions on our business activities prior to the closing. The Merger Agreement obligates Theralink to generally conduct our businesses in the ordinary course until the closing and to use our commercially reasonable efforts to preserve substantially intact our present business organization, goodwill and assets. These restrictions could prevent Theralink from pursuing certain business opportunities that arise prior to the closing and are outside the ordinary course of business.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees of IMAC and Theralink, which could adversely affect the future business and operations of the combined company following the merger.

IMAC and Theralink are dependent on the experience and industry knowledge of their respective officers and other key employees to execute their business plans. The combined company’s success after the Merger will depend in part upon its ability to retain key management personnel and other key employees of both IMAC and Theralink. Current and prospective employees of IMAC and Theralink may experience uncertainty about their roles within the combined company following the Merger or other concerns regarding the timing and completion of the Merger or the operations of the combined company following the Merger, any of which may have an adverse effect on the ability of IMAC and Theralink to retain or attract key management and other key personnel. If IMAC and Theralink are unable to retain personnel, including key management, who are critical to the future operations of the companies, IMAC and Theralink could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Merger.

The Merger may not be completed, and the Merger Agreement may be terminated in accordance with its terms, and failure to complete the merger could negatively impact Theralink’s common stock price and have other adverse effects.

IMAC or Theralink may elect to terminate the Merger Agreement in accordance with its terms in certain circumstances. If the Merger is not completed for any reason, including if the IMAC shareholders fail to approve the applicable proposals, the ongoing business of Theralink may be materially adversely affected and, without realizing any of the benefits of having completed the Merger, we would be subject to a number of risks, including the following:

●	Theralink may experience negative reactions from the financial markets, including negative impacts on our unit price;
●	Theralink may experience negative reactions from our customers, suppliers, vendors, landlords, joint venture co-members and other business relationships;
●	We will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor and printing fees;
●	We may be required to pay a termination fee as required by the Merger Agreement;
●	The Merger Agreement places certain restrictions on the conduct of the business pursuant to the terms of the Merger Agreement, which may delay or prevent us from undertaking business opportunities that, absent the Merger Agreement, may have been pursued;
●	Matters relating to the Merger (including integration planning) require substantial commitments of time and resources by our management, which may have resulted in the distraction of our management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
●	Litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against Theralink to perform our obligations pursuant to the Merger Agreement.

Our directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of the Theralink equity holders generally.

In considering the recommendation of our board that Theralink equity holders vote in favor of the Merger Proposal, Theralink equity holders should be aware of and consider the fact that, aside from their interests as Theralink equity holders, certain Theralink directors and executive officers have interests in the Merger that may be different from, or in addition to, the interests of Theralink equity holders generally. These interests include, among others, rights to continuing indemnification and directors’ and officers’ liability insurance. Our board was aware of and considered these potential interests, among other matters, in evaluating and negotiating the Merger Agreement and the transactions contemplated therein, in approving the merger and in recommending that Theralink equity holders approve the Merger Proposal.

Litigation relating to the Merger could result in an injunction preventing completion of the Merger, substantial costs to IMAC and Theralink and may adversely affect the combined company’s business, financial condition or results of operations following the merger.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on IMAC’s and Theralink’s respective liquidity and financial condition.

Lawsuits that may be brought against IMAC, Theralink and their respective directors and could seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Merger. One of the conditions to the closing of the Merger is that no injunction by any court or other tribunal of competent jurisdiction has been entered and continues to be in effect and no law has been adopted or is effective, in either case that prohibits or makes illegal the closing of the Merger. Consequently, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed within the expected timeframe or at all.

Theralink equity holders will not be entitled to appraisal rights in the Merger.

Under the Nevada Revised Statutes, our equity holders do not have appraisal rights in connection with the Merger.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 11, 2023, the Company consummated a third closing (the “Third Closing”) of the Offering pursuant to the terms and conditions of that certain Purchase Agreement, dated as of November 29, 2022, by and among the Company and Jeffrey Busch (the “Third Closing Related Party Purchaser”). At the Third Closing, the Company sold the Purchaser (i) a New Debenture with a principal amount of $155,100 (the “April 2023 Related Party Debenture”) and (ii) Warrants to purchase up to 44,314,286 shares of Common Stock, subject to adjustments provided by the Warrants, which represents 100% warrant coverage. The Company received a total of $141,000 in net proceeds at the Third Offering, net of a 10% original issue discount of $14,100. The issuance and sale of the Debentures, and the Warrants was made in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 16, 2023, Theralink Technologies, Inc. (the “Company”) and IMAC Holdings, Inc. (“IMAC”) entered into a Convertible Secured Promissory Note (the “IMAC Note”) pursuant to which IMAC has loaned to the Company $2,560,500. The proceeds of the IMAC Note will be used by the company for working capital and general corporate purposes. The IMAC Note is in addition to the nonconvertible promissory note issued to IMAC by the Company on July 28, 2023 in the principal amount of $439,590, which matures on July 28, 2024 and bears interest at a rate of 6% per annum.

As previously announced, on May 23, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IMAC and IMAC Merger Sub, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of IMAC (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving entity (the “Surviving Entity”) and a wholly owned subsidiary of IMAC.

The IMAC Note

The IMAC Note will mature on August 16, 2024 and bears interest at 6% per annum payable quarterly, in cash, or, at the option of the holder, may accrue until conversion or maturity. The IMAC Note is convertible into shares of the Company’s common stock at any time after the issuance date at the conversion price equal to $0.00313 per share (the “Conversion Price”). All amounts outstanding under the IMAC Note subject shall automatically convert into shares of common stock upon and just prior to the consummation of the Merger and shall be subject to the terms of the Merger Agreement.. Upon maturity, in lieu of payment or as partial payment, the Company may elect to convert some or all of the outstanding amounts under the IMAC Note into shares of common stock at the Conversion Price.

Security Agreement

Previously, on November 29, 2022, January 27, 2023 and April 11, 2023, the Company issued an aggregate of $17,961,798 of 10% Original Issue Discount Senior Secured Convertible Debentures that are secured by a first priority lien on all of the assets of the Company pursuant to that certain Security Agreement, dated November 29, 2022 (the “Original Security Agreement”) by and among the Company, the holders of the Debentures and the Collateral Agent. In connection with the issuance of the IMAC Note, the Company, Collateral Agent and the holders of a majority of the outstanding Debentures agreed to amend and restated the Original Security Agreement to include the IMAC Note, pursuant to the Amended and Restated Security Agreement dated as of August 16, 2023 by and between the Company, IMAC and the Collateral Agent.

The foregoing description of the terms of the IMAC Note, the Amended and Restated Security Agreement, and the transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the IMAC Note and Amended and Restated Security Agreement, which are included as Exhibits 4.1 and 10.1 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Neither the IMAC Note, nor equity securities issuable upon conversion of the IMAC Note, if any, have been registered for sale under the Securities Act, and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from the registration requirements. The issuance and sale of the IMAC Note was made in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder. Each of the IMAC Note, and equity securities resulting from its conversion, if any, contain (or will contain, where applicable) restrictive legends preventing the sale, transfer, or other disposition of such securities, unless registered under the Securities Act, or pursuant to an exemption therefrom.

ITEM 6. EXHIBITS

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated as of May 23, 2023, by and among IMAC Holdings, Inc., IMAC Merger Sub, LLC and Theralink Technologies, Inc.*	8-K	2.1	05/26/2023

3.1	Amended and Restated Articles of Incorporation, as amended	10-K	3.1	01/13/2022

3.2	Certificate of Amendment as filed on July 1, 2022	8-K	3.1	07/07/2022

3.3	Amended and Restated Bylaws	8-K	3.1	11/01/2013

4.1	Secured Convertible Promissory Note dated August 16, 2023				X

10.1	Amended and Restated Security Agreement*				X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.				X

101.INS	INLINE XBRL INSTANCE DOCUMENT				X
101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA				X
101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				X
101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				X
101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE				X
101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				X
104	COVER PAGE INTERACTIVE DATA FILE (EMBEDDED WITHIN THE INLINE XBRL DOCUMENT)				X

*	Schedules and exhibits to this Exhibit were omitted pursuant to Regulation S-K Item 601(b)(2). Theralink will furnish a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THERALINK TECHNOLOGIES, INC.

Date: August 21, 2023	By:	/s/ Faith Zaslavsky
Faith Zaslavsky
Chief Executive Officer

Date: August 21, 2023	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk
Chief Financial Officer

