Form 10-K
period 2023-09-30
THERALINK TECHNOLOGIES, INC.
filed 2024-01-05
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number: 000-52218

Theralink Technologies, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-2590810
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

15000 W. 6th Avenue, Suite 400 Golden, CO 80401	(888) 585-4923
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $2.5 million as of March 31, 2023.

The registrant had 6,151,499,919 shares of its common stock, par value $0.0001, issued and outstanding as of January 4, 2024.

This Annual Report on Form 10-K refers to trademarks, such as Theralink, which are protected under applicable intellectual property laws and are our property. This Form 10-K also contains trademarks, service marks, copyrights and trade names of other companies which are the property of their respective owners. Solely for convenience, our trademarks and tradenames referred to in this Form 10-K may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

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

PART I

ITEM 1. BUSINESS

Overview

Theralink Technologies is a precision medicine company with a nationally CLIA-certified and CAP-accredited laboratory in Golden, Colorado. Theralink’s unique and patented Reverse Phase Protein Array (RPPA) technology platform can quantify protein signaling to support oncology clinical treatment decisions and biopharmaceutical drug development. Since protein signaling is responsible for the development and progression of cancer, nearly all FDA-approved cancer therapeutics target proteins, not genes. The Theralink® RPPA technology can reveal the protein drug target(s) that are essentially turned “on” in a patient’s cancer and may help support the most effective treatment plan to turn those proteins “off”. Therefore, the Theralink® RPPA technology is a critical tool that may empower oncologists with actionable information to effectively treat a cancer patient, which is often missed by standard proteomic and genomic testing.

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

The currently available Theralink® Assay for Breast Cancer will be followed by the Theralink® Pan-Tumor Assay 1.0, expected to launch in 2024 to include ovarian, endometrial, and head & neck cancers. The test is expected to expand further in 2024 to the Theralink® Pan-Tumor Assay 2.0 to support the treatment of colorectal, prostate, pancreatic, lung, and other solid tumor cancer indications.

 On May 23, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IMAC Holdings, Inc. (“IMAC”) and IMAC Merger Sub, Inc., a newly formed, wholly owned subsidiary of IMAC (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Theralink (the “Merger”), with Theralink continuing as a wholly owned subsidiary of IMAC. The board of directors of IMAC, and the Company’s Board of Directors unanimously approved the Merger Agreement. Under the terms of the Merger Agreement, upon completion of the Merger, each share of our common stock and each share of our preferred stock issued and outstanding as of immediately prior to completion of the Merger will be converted into and will thereafter represent the right to receive a portion of a share of common stock of IMAC, par value $0.001 (the “IMAC Shares”) such that the total number of IMAC Shares issued to the holders of our common and preferred stock shall equal 85% of the total number of IMAC Shares outstanding as of the completion of the Merger. The completion of the Merger is subject to the satisfaction of customary closing conditions, including: (i) adoption of the Merger Agreement by holders of a majority of the outstanding shares of voting stock of Theralink, and (ii) approval of the issuance of IMAC Shares in connection with the Merger by a majority of the votes cast at the shareholder meeting of IMAC. IMAC and we have each made customary representations and warranties in the Merger Agreement. The Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to the conduct of each of IMAC’s and our business between the date of the signing of the Merger Agreement and the closing date of the Merger. The Company is currently working with IMAC to facilitate the completion of the merger in early 2024.

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

Theralink measures active (also referred to as phosphorylated) proteins in tumor tissues. Active (phosphorylated) proteins are targets for oncology therapeutics. Examples of tumor indications for application development include, but are not limited to:

●	Breast Cancer
●	Gynecological Cancers
●	Pancreatic Cancer
●	Colorectal Cancer
●	Liver Cancer
●	Kidney Cancer
●	Head and Neck Cancers
●	Non-Small Cell Lung Cancer

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

We benefit from a portfolio of ten patents derived from licensing agreements with the US Public Health Service, the federal agency that supervises the National Institutes of Health (NIH), which provides us with broad protection around its technology platform, George Mason University (GMU), which provides access to additional intellectual property around improvements to the technology platform and biomarker signatures that form the basis for future proteomics products and Vanderbilt University (Vanderbilt), which provides a predictor of response to immunotherapy in cancer. The current assay consists of a panel of 32 protein drug targets/biomarkers, nearly all of which are specifically covered by a suite of issued patents licensed exclusively to the Company. These patents are critical to the Company’s business because the intellectual property covers the use of these specific protein biomarkers on the Theralink test for the identification and optimization of which drug and which specific combination of drugs is most likely to work for each specific patient: the hallmark of patient-tailored therapy. The intellectual property covers the use of these specific markers as well as the analysis of protein drug target activation mapping in general for patient-tailored therapeutic drug selection for breast cancer, lung cancer, colorectal cancer, as well as many other solid tumors. Moreover, our issued patent portfolio covers the use of these markers for patient-tailored therapeutic selection of a broad number and type of FDA approved and experimental therapeutics.

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

Theralink is helping answer critical clinical questions faced by physicians, researchers, and biopharmaceutical companies. To achieve this, we intend to:

●	Drive increased awareness, adoption, and create access to Theralink for patients facing a diagnosis of advanced stage breast cancer.
●	Attain reimbursement for our Proprietary Laboratory Analyses (“PLA”) code for our pan-tumor Theralink test, commence mass marketing: explore international partnerships and start to review potential opportunities in Canada, Asia and Europe.
●	Expand our network in Research and Development and Research Use Only (RUO) testing with strategic partners to broaden access, and further enhance the capabilities of our proprietary technology for all patients with solid tumors.
●	Deepen our relationships with current biopharmaceutical clients and establish new client opportunities.
●	Build out our commercial infrastructure across marketing, sales, strategic accounts, medical affairs and client services.
●	Complete clinical outcomes studies with key National Comprehensive Cancer Network locations to bolster the clinical evidence dossier.
●	Advance the managed market strategy to expand coverage and reimbursement while working to continually improve the visibility of the cost effectiveness of our testing and improved downstream outcomes among payers.
●	Work closely with biopharmaceutical companies to have the Theralink test named as a Companion Diagnostic.

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

Business Model

The Company is a commercial-stage, precision medicine, molecular data-generating company that focuses on the development and commercialization of a series of proprietary data-generating assays that may provide important actionable information for physicians, patients and biopharmaceutical companies, in the area of oncology. The Company’s objective is to commercialize it’s technology. This technology is differentiated due to:

●	An exclusive license agreement with Vanderbilt and George Mason University (“GMU”).

●	A patent portfolio licensed from Vanderbilt, GMU and the National Institute of Health (“NIH”).

●	Access to Vanderbilt’s and GMU’s well-published subject matter experts and their pioneering work in phosphoproteomic-based biomarker diagnostics.

●	Expertise in cancer biomarker and data-generating laboratory testing data.

●	Development of proprietary, cutting-edge assays focused on precision oncology care.

●	Building revenue streams based on our proprietary technology.

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

Milestones

In the next fiscal year, the Company intends to focus on completing key milestones to create value for both investors and the healthcare industry. These milestones include:

●	Hiring additional lab techs and strategic sales consultants and deploying the expanded workforce to drive growth, revenue and meaningful patient results;

●	Completion of outcomes studies with key NCCN (National Comprehensive Cancer Network) locations to drive adoption guidelines and payor coverage

●	Completion of the selection process for members to sit on our Clinical and Scientific Advisory Boards;

●	Continuing to validate additional Theralink cancer biomarker technology under CAP/CLIA standards for a pan tumor assay to provide personalized medicine regarding treatment options for biopharmaceutical companies, clinical oncologists and their cancer patients;

●	Continuing to partner with pharmaceutical companies to perform oncology-related data-generating testing services which may generate additional revenues and

●	Upgrade manufacturing capabilities to prepare for the increase of patient samples

●	Incorporate Artificial Intelligence to increase the efficiency of our assay

●	Continuing to seek financing to grow the Company.

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

Patent Portfolio

We have licensed 10 granted U.S. patents, two from the National Institutes of Health, five from George Mason University and three from Vanderbilt University The term of individual patents depends upon the legal term for patents in the countries in which they were obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application.

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

NIH License Agreement

In March 2018, the Company entered into two license agreements (“NIH License Agreements”) with the National Institutes of Health (“NIH”) which grants the Company an exclusive and a nonexclusive United States license for certain patents. The two patents under these agreements expire on March 10, 2024. Pursuant to the NIH License Agreements, the Company is required to make an annual payment of $1,000 to the NIH as well as pay the NIH a royalty equal to the net sales multiplied by three percent (3.0%) every June 30th and December 31st. Commencing on January 1st of the year following the year of the first commercial sale, the Company is subject to a non-refundable minimum annual royalty of $5,000. In addition, a sublicense royalty equal to the net revenue multiplied by ten percent (10%) will be payable upon sublicensing.

Vanderbilt License Agreement

On March 14, 2023, the Company entered into a license agreement (“Vanderbilt License Agreement”) with the Vanderbilt University (“Vanderbilt”) which grants the Company an exclusive license for a certain patent. Pursuant to Vanderbilt License Agreement, the Company was required to pay patent fees incurred by Vanderbilt prior to the effective date of the agreement of $18,917 and to make an annual licensing payment of $5,556. Additionally, Vanderbilt is entitled to receive a royalty semi-annually equal to the gross sales based upon tiered structure subject to the level of patent utilization ranging from 0.25% to 2.0%.

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

The attainment and timing of key regulatory approvals are critical and required to commence marketing and subsequent realization of revenues. The Company already has CLIA certification in every state. The Company has obtained national CAP accreditation.

Goals for 2024 and Beyond

●	Attain reimbursement for our proprietary laboratory analyses (“PLA”) code for our pan-tumor Theralink assay, commence mass marketing: explore international partnerships and start to review potential opportunities in Canada, Asia and Europe;
●	Increase mass marketing and market share in all approved jurisdictions in 2024 and beyond; and
●	Work closely with biopharmaceutical companies to have the Theralink assay named as a Companion Diagnostic.

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

Our initial objective was to capitalize on successful pilots with biopharmaceutical companies and leading medical institutions in a clinical trial environment. Management accomplished this objective with the successful initial launch of Theralink in 2021. We plan to continue adoption as a differentiated technology in the personalized healthcare marketplace by leveraging the strong support of the many key opinion leaders and users of the pilot platform.

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

Operations During the Year ended September 30, 2023

During the fiscal year ended September 30, 2023, the Company focused on executing its business plan by validating its equipment in order to meet CLIA and CAP standards. In addition, the Company’s management team has been actively marketing its Theralink assay to KOLs, channel partners, and cancer centers throughout the US. Management believes the Company’s lab now has all of the instruments necessary to service biopharma clients with oncology-focused preclinical and clinical drug development programs. Arrangements have been made to obtain the necessary population data (additional cancer tumor samples) to help the Company continue to build Lab Developed Tests (“LDT’s”) for other cancers for clinical clients. as well as complete outcomes trials with key partners to change practice guidelines and secure expanded payor access.

Marketing and Pricing

To date, the Company has derived its revenues primarily from biopharma research and development contracts and patient testing services. These contracts require the Company to provide services directed towards specific objectives and include developmental milestones and deliverables. Up-front payments are recorded as deferred revenue and recognized when milestones are achieved.

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

Clinical Laboratory Improvement Amendments of 1988 and State Regulation

Our clinical laboratory must hold certain federal, state and local licenses, certifications and permits to conduct our business. Laboratories in the United States that perform testing on human specimens for the purpose of providing information for the diagnosis, prevention, or treatment of disease are subject to the Clinical Laboratory Improvement Amendments of 1988, or (“CLIA”). CLIA requires such laboratories to be certified by the federal government and mandates compliance with various operational, personnel, facilities administration, quality and proficiency testing requirements intended to ensure that testing services are accurate, reliable and timely. CLIA certification also is a prerequisite to be eligible to bill state and federal health care programs, as well as many private insurers, for laboratory testing services. We have received CLIA certification for all states.

In addition, CLIA requires certified laboratories to enroll in an approved proficiency testing program if it performs testing in any category for which proficiency testing is required. Our laboratory will periodically test specimens received from an outside proficiency testing organization and then submit the results back to that organization for evaluation. If our laboratory fails to achieve a passing score on a proficiency test, it could lose its right to perform testing. Further, failure to comply with other proficiency testing regulations, such as the prohibition on referral of a proficiency testing specimen to another laboratory for analysis, can result in revocation of our laboratories’ CLIA certification.

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

Recently the FDA has published proposed rules for a change in the regulatory aspects of LDT’s. The Company will keep a close watch on any new legislation that the FDA might impose on any companies utilizing LDT’s.

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

The Company received a Medicare reimbursement rate for our billing code in fiscal year 2022. We began submitting claims to Medicare in 2023. We expect Medicare to process claims on a case-by-case basis and Medicare may adjudicate those claims by providing broad coverage, limiting coverage to specific circumstances, or denying coverage altogether. We are currently working to establish coverage and billing rates with other payors outside of Medicare.

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

Employees

As of September 30, 2023, the Company had sixteen active employees. On November 30, 2023, the Company had a reduction in force. The Company does not believe this reduction will significantly impact the business and it considers relations with its employees to be good. No employee of the Company is covered by a collective-bargaining agreement.

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

We had net losses of $30,907,505 and $12,741,962 for the years ended September 30, 2023, and 2022, respectively. The loss from operations was $8,979,367 and $11,640,006 for the years ended September 30, 2023, and 2022, respectively. The net cash used in operations were $5,774,855 and $5,389,695 for the years ended September 30, 2023, and 2022, respectively. Additionally, the Company had an accumulated deficit of $93,754,774 and $62,807,817, on September 30, 2023, and 2022, respectively, had a stockholders’ deficit of $38,115,561 on September 30, 2023, and had a working capital deficit of $38,572,166 on September 30, 2023. The Company had revenues of $606,796 and $567,905, for the years ended September 30, 2023, and 2022, respectively. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

Our losses have resulted principally from interest expense, loss on debt extinguishment, professional fees, compensation expenses, costs of revenue and general and administrative expenses incurred while building our business infrastructure. We expect to continue to incur losses for the near future. Furthermore, we expect these losses to increase as we continue our research and development of and seek regulatory approval for Theralink and any other services we may develop, prepare for and begin to commercialize by adding infrastructure and personnel to support the development of our technology and operations as a public company. The net losses and negative cash flows from operations incurred to date, together with expected future losses, have had and likely will continue to have, an adverse effect on our stockholders’ equity and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.

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

With the use of any newly marketed technology by a wider patient population, serious adverse events may occur from time to time that initially do not appear to relate to the technology itself. Any safety issues could cause us to suspend or cease marketing of our approved technology, cause us to modify how we market our approved technology, subject us to substantial liabilities, and adversely affect our revenues and financial condition. In the event of a withdrawal of Theralink from the commercial market, our revenues would decline significantly and our business would be seriously harmed and could fail.

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

There has been and will continue to be significant efforts by both federal and state agencies to reduce costs in government healthcare programs and otherwise implement government control of healthcare costs. In addition, private payors continually seek ways to reduce and control overall healthcare costs. An increasing emphasis on managed care in the United States will continue to put pressure on the pricing of healthcare services. Uncertainty exists as to the coverage and reimbursement status of new applications and services. Third-party payors, including governmental payors such as Medicare and private payors, are scrutinizing new medical products and services and may not cover or may limit coverage and the level of reimbursement for our services. Third-party insurance coverage may not be available to patients for any of our existing service candidates or for tests we discover and develop, and a substantial portion of the testing for which we bill our hospital and laboratory clients may ultimately be paid by third-party payers. Likewise, any pricing pressure exerted by these third-party payers on our clients may, in turn, be exerted by our clients on us. If the government and other third-party payers do not provide adequate coverage and reimbursement for our tests, it could adversely affect our operating results, cash flow and our financial condition.

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

In addition to the Debentures, we currently have 141.5033 Series C-1 Preferred shares outstanding, which are convertible into approximately 21.2 million shares of common stock. In addition to the C-1 Preferred, we also have outstanding warrants that are convertible into approximately $7.2 billion common shares subject to certain adjustments. We also have outstanding approximately 1.7 billion stock options issued pursuant to our equity incentive plan. As a result of these past issuances and potential future issuances, your ownership interest in the Company has been, and may in the future be, substantially diluted. In addition, we will continue to issue shares of common stock equity linked securities to finance the business when necessary.

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

Risks Relating to the Merger

Because the market price of IMAC common stock will fluctuate prior to the consummation of the Merger, Theralink stockholders cannot be sure of the market value of IMAC common stock that they will receive in the Merger.

At the effective time of the Merger (the “Effective Time”), each share of common stock (“Theralink Common Stock”) and each share of preferred stock of Theralink (together with the Theralink Common Stock, “Theralink Shares”) issued and outstanding as of immediately prior to the Effective Time will be converted into and will thereafter represent the right to receive a portion of a share of common stock of IMAC, par value $0.001 (the “IMAC Shares”) such that the total number of IMAC Shares issued to the holders of Theralink Shares shall equal 85% of the total number of IMAC Shares outstanding as of the Effective Time (the “Merger Consideration”). The Exchange Ratio is fixed (subject to adjustments in accordance with the terms of the Merger Agreement), which means that it will not change between now and the closing date, regardless of whether the market price of either IMAC common stock or Theralink common stock changes. Therefore, the value of the Merger Consideration will depend on the market price of IMAC common stock at the Effective Time. The respective market prices of both IMAC common stock and Theralink common stock have fluctuated since the date of the announcement of the parties’ entry into the Merger Agreement and will continue to fluctuate. The market price of IMAC common stock, when received by Theralink equity holders after the Merger is completed, could be greater than, less than or the same as the market price of IMAC common stock on the date of this annual report.

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

We have incurred and are expected to continue to incur a number of non-recurring costs associated with negotiating and completing the Merger, related transactions, combining the operations of the two companies and achieving desired synergies. These costs have been, and will continue to be, substantial and, in many cases, will be borne by us whether or not the Merger is completed. A substantial majority of non-recurring expenses will consist of transaction costs and include, among others, fees paid to financial, legal, accounting, and other advisors, employee retention and benefit costs, and filing fees. We will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Merger and the integration of the two companies’ businesses. While we have assumed that a certain level of expense would be incurred, there are many factors beyond our control that could affect the total amount or the timing of the expenses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not offset integration-related costs and achieve a net benefit in the near term, or at all.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

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

On June 10, 2021, the Company entered into an amendment to its existing Warehouse Lease (the “Lease Amendment”), effective October 3, 2021, for its laboratory facility in Golden, CO. The Lease Amendment provided for: (i) an extension to the term of the original lease to five years following the completion of the Company’s improvements to the Expansion Premises (defined below); (ii) an expansion of the premises to include the premises located at Unit 404, Building F, 15000 West 6th Avenue, Golden, Colorado 80401, consisting of approximately 4,734 rentable square feet (the “Expansion Premises”); (iii) an annual base rent modification; (iv) an increase to the security deposit; (v) tenant improvement allowance; (vi) additional parking and; (vii) two renewal options, each for five-year terms, for a total of ten years.

Pursuant to the Lease Amendment, the Company agreed to total annual base rent of; (1) $115,823 for year one; (2) $119,310 for year two; (3) $122,893 for year three; (4) $126,580 for year four; (5) $130,377 for year five; (6) $135,163 for year six; (7) $139,218 for year seven; (8) $143,394 for year eight; (9) $147,696 for year nine; (10) $152,127 for year ten; (11) $156,331 for year eleven; (12) $161,391 for year twelve; (13) $166,233 for year thirteen; (14) $171,220 for year fourteen and; (15) $176,357 for year fifteen.

We believe our facilities are adequate for our current and future needs.

ITEM 3. LEGAL PROCEEDINGS

On December 10, 2021, YPH LLC filed a complaint against the Company in the District Court for the Southern District of New York alleging that Theralink breached its Certificate of Designation for Series C-1 Convertible Preferred Stock by failing to honor a conversion notice submitted to it by YPH. In September 2023, the Company settled the complaint and in consideration of the mutual releases and other terms set forth in the Settlement Agreement, Theralink will pay to YPH the total sum of US $87,000 in four installments commencing on September 30, 2023, and ending on December 31, 2023, in settlement of all claims that were asserted or that could have been asserted in the Action.

On August 16, 2022, Erika Singleton filed a complaint against the Company in the Eighth Judicial District Court, Clark County, Nevada, Case No. A-22-857038-C. Plaintiff alleges that the Company did not provide her with physical stock certificates for 200,000 shares of common stock Plaintiff purchased for $2,000 in 2017. Based on these and other allegations, Plaintiff asserts claims against the Company for breach of contract, violation of Florida securities law, fraud, and unjust enrichment. The Company filed a motion to dismiss the fraud claim, which the Court granted on April 20, 2023. On December 4, 2023, the court granted the plaintiff a motion of leave to amend the complaint. The Company plans to file a motion to dismiss the amended claims.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders of Common Stock

Our common stock is quoted on the OTC Pink, operated by the OTC Markets Group. Our symbol is “THER.”

As of December 17, 2023, there were approximately 237 record holders of our common stock. The number of record holders does not include beneficial owners of common stock whose shares are held in the names of banks, brokers, nominees or other fiduciaries and holders of unissued shares common stock.

Dividends

Preferred Stock

Series E Preferred Stock Dividends

For the year ended September 30, 2023, and 2022, the Series E Preferred stockholders earned dividends in the amount of $26,301 and $160,000. respectively. As of September 30, 2022, we had $40,329 of Series E Preferred stock dividend payable classified as accrued liabilities on the accompanying balance sheet. On November 29, 2022, all Series E Preferred stock including accrued dividends, was exchanged for Debentures.

Series F Preferred Stock Dividends

For the years ended September 30, 2023, and 2022, the Series F Preferred stockholders earned dividends in the amount of $13,151 and $80,000. respectively. As of September 30, 2022, we had $20,164 of Series F Preferred stock dividend payable classified as accrued liabilities on the accompanying balance sheet. On November 29, 2022, all Series F Preferred stock including accrued dividends, was exchanged for Debentures.

Common Stock

To date, we have not paid any cash dividends or stock dividends on our common stock. We currently anticipate that we will not pay any cash dividends on our common stock in the foreseeable future. Furthermore, the terms of the financing arrangements that we have entered into any financing arrangements that we may enter into in the future, may restrict our ability to pay any dividends on our common stock.

Recent Sales of Unregistered Securities

None

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is a precision medicine company with a nationally CLIA-certified and CAP-accredited laboratory in Golden, Colorado. Theralink’s unique and patented Reverse Phase Protein Array (RPPA) technology platform can quantify protein signaling to support oncology clinical treatment decisions and biopharmaceutical drug development. Since protein signaling is responsible for the development and progression of cancer, nearly all FDA-approved cancer therapeutics target proteins, not genes. The Theralink® RPPA technology can reveal the protein drug target(s) that are essentially turned “on” in a patient’s cancer and may suggest the most effective treatment plan to turn those proteins “off”. Therefore, the Theralink® RPPA technology is a critical tool that may empower oncologists with actionable information to effectively treat a cancer patient, which is often missed by standard proteomic and genomic testing.

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

The currently available Theralink® Assay for Breast Cancer will be followed by the Theralink® Pan-Tumor Assay 1.0, expected to launch in 2024 to include ovarian, endometrial, and head & neck cancers. The test is also expected to expand further in 2024 to the Theralink® Pan-Tumor Assay 2.0 to support the treatment of colorectal, prostate, pancreatic, lung, and other solid tumor cancer indications.

On May 23, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IMAC Holdings, Inc. (“IMAC”) and IMAC Merger Sub, Inc., a newly formed, wholly owned subsidiary of IMAC (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Theralink (the “Merger”), with Theralink continuing as a wholly owned subsidiary of IMAC. The board of directors of IMAC, and the Company’s Board of Directors unanimously approved the Merger Agreement. Under the terms of the Merger Agreement, upon completion of the Merger, each share of our common stock and each share of our preferred stock issued and outstanding as of immediately prior to completion of the Merger will be converted into and will thereafter represent the right to receive a portion of a share of common stock of IMAC, par value $0.001 (the “IMAC Shares”) such that the total number of IMAC Shares issued to the holders of our common and preferred stock shall equal 85% of the total number of IMAC Shares outstanding as of the completion of the Merger. The completion of the Merger is subject to the satisfaction of customary closing conditions, including: (i) adoption of the Merger Agreement by holders of a majority of the outstanding shares of voting stock of Theralink, and (ii) approval of the issuance of IMAC Shares in connection with the Merger by a majority of the votes cast at the shareholder meeting of IMAC. IMAC and we have each made customary representations and warranties in the Merger Agreement. The Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to the conduct of each of IMAC’s and our business between the date of the signing of the Merger Agreement and the closing date of the Merger. The Company is currently expecting to the completion of the merger in early 2024.

Appointment of New Directors and Officers

On May 5, 2023, we appointed Mr. Andrew Kucharchuk to serve as the Company’s Chief Financial Officer. Mr. Kucharchuk has served as a Company Director since June 2020.

On June 28, 2023, we appointed Faith Zaslavsky, as Chief Executive Officer of the Company. Ms. Zaslavsky had served as our President and Chief Operating Officer since December 5, 2022.

On July 14, 2023, Dr. Michael Ruxin assumed the role of the Company’s Chief Scientific Officer as a consultant. Prior to his role as Chief Scientific Officer, he served as the Chief Executive Officer, and President. He has been a director of the Company since June 2020.

Results of Operations

Comparison for the Years Ended September 30, 2023 and 2022

Revenue

During the years ended September 30, 2023, and 2022, revenues were $606,796 and $567,905, respectively, an increase of $38,891, or 7%. The increase was primarily due to an increase in patient direct services offset by a decrease in services performed under research and development contracts. During the years ended September 30, 2023 and 2022, revenues by category were as follows:

	Year Ended	Year Ended
	September 30, 2023	September 30, 2022
Biopharma services	$465,430	$547,060
Patient testing service	141,366	20,845
Total revenues	$606,796	$567,905

Costs of Revenues

●	During the years ended September 30, 2023, and 2022, we incurred cost of revenue of $126,237 and $224,886, respectively, a decrease of $98,649, or 44%. The decrease in cost of revenues was due to a decrease in biopharma services activities. In addition, in the fiscal 2022 period, the Company was required to purchase expensive third-party samples for certain pharmaceutical contracts. This increased costs significantly and decreased the gross profit for the fiscal 2022 period.

Gross Margin

●	For the years ended September 30, 2023 and 2022, gross profit was $480,559 and $343,019, respectively, an increase of $137,540, or 40%, which represents a gross margin of 79% in 2023 versus 60% in 2022. The increase was primarily attributable to the decrease in costs of revenue discussed above.

Operating Expenses

For the years ended September 30, 2023 and 2022, operating expenses consisted of the following:

	For the Years Ended September 30,
	2023	2022
Professional fees	$1,995,406	$2,311,098
Compensation expense	5,426,955	7,373,037
Licensing fees	75,807	138,440
General and administrative expenses	1,723,087	2,160,450
Impairment loss	238,671	-
Total	$9,459,926	$11,983,025

Professional fees:

●	For the year ended September 30, 2023, professional fees decreased by $315,962, or 14%, as compared to the year ended September 30, 2022. The decrease was primarily due to a decrease in stock-based consulting fees of $1,097,395 related to accretion of stock option expense for consultants offset by an increase of $781,703, related to increases in legal, accounting and other professional fees related to the Company’s fund-raising activities and the contemplated merger transaction.

Compensation expense:

●	For the year ended September 30, 2023, compensation expense decreased by $1,946,082, or 26%, as compared to the year ended September 30, 2022. The decrease was primarily due to a decrease in stock-based compensation of $3,667,538 related to accretion of stock option expense from the issuance of stock options to employees in August 2022, offset by an increase in employee compensation related expenses including $900,000 of severance incurred during the year for the termination of the Company’s CEO, employee bonus payments and other increases due to employee hiring during the period.

.

Licensing fees:

●	For the year ended September 30, 2023, licensing fees decreased by $62,633 or 45%, as compared to the year ended September 30, 2022. Licensing fees include fees incurred for licensed software, patent licensing fees and other fees related to state licenses. During 2022, the company obtained licenses from numerous states to conduct business as a certified lab.

General and administrative expenses:

●	For the year ended September 30, 2023, general and administrative expenses decreased by $437,363, or 20%, as compared to the year ended September 30, 2022. The decrease was primarily due to a decrease in laboratory supplies expense of approximately $175,082 due to a decrease in breast cancer research and development, a decrease in sample analysis services expense of approximately $277,701 due to the termination of our relationship with our service provider and bringing this function in-house, a decrease in samples expense of $25,000 for research and development, and a decrease in business development fees of $48,246. These decreases were offset by changes in other G&A expenses including an increase in royalty fees of $153,277.

Loss from Operations

For the year ended September 30, 2023, loss from operations was $8,979,367 as compared to $11,640,006 for the year ended September 30, 2022, a decrease of $2,660,639 or 23%. The decrease was primarily a result of a decrease in operating expenses as discussed above.

Other (Expenses), net

For the years ended September 30, 2023 and 2022, total other expenses, net was $(21,928,138) and $(1,101,956), respectively, an increase of $20,826,182. The change was primarily due to an increase in interest expense of $15,811,931, increase in the amortization of debt discounts of $14,544,202 from additional debt incurred or exchanged in 2023, a loss on debt extinguishment of $5,434,447 as compared to no loss on debt extinguishment is 2022, an increase of $615,796 in derivative liability income as compared to no derivative income or expense in 2022, offset by change in other expenses, including $200,000 in settlement expense, and an unrealized loss on marketable securities for the period.

Preferred Stock Dividends

For the years ended September 30, 2023 and 2022, we recorded dividends for the Series E Preferred stock and Series F Preferred stock of $26,301 and $160,000, respectively. On November 29, 2022, all Series E Preferred stock including accrued dividends, was exchanged for Debentures.

For the years ended September 30, 2023 and 2022, we recorded dividends for the Series F Preferred stock and Series F Preferred stock of $13,151 and $80,000, respectively. On November 29, 2022, all Series F Preferred stock, including accrued dividends, was exchanged for Debentures.

Net Loss Attributed to Common Stockholders

For the year ended September 30, 2023, net loss attributable to common stockholders was $30,946,957 as compared to $12,981,962 for the year ended September 30, 2022, an increase of $17,964,995 or 138%. The increase was primarily attributable to an increase in other expenses, net offset by a decrease in loss from operations as discussed above. Net loss per share for the year ended September 30, 2023 was $(0.01), as compared to $(0.00) for the same period of 2022.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to pay its short-term obligations or liabilities. We will need to raise additional operating capital in 2024 and in future periods in order to maintain our operations, continue our efforts to restructure the Company and pursue our business plan. Without additional sources of cash we will not have the cash resources to continue as a going concern.

We had a working capital deficit of $38,572,166 and $2,808,736 as of September 30, 2023, and September 30, 2022, respectively. Cash on hand as of September 30, 2023, totaled $997,484.

	September 30, 2023	September 30, 2022	Net Change	Percentage Change
Working capital (deficit):
Total current assets	$1,262,688	$646,984	$615,704	95%
Total current liabilities	(39,834,854)	(3,455,720)	(36,379,134)	1,053%
Working capital (deficit):	$(38,572,166)	$(2,808,736)	$(35,763,430)	1,273%

The decrease in working capital was primarily attributable to the increases in our current liabilities related to promissory and convertible notes payable, an increase in our derivative liabilities, and other working capital changes including an increase in accounts payable and accrued expenses offset by an increase in our current assets.

Cash Flows

The following table sets forth a summary of changes in cash flows for the years ended September 30, 2023, and 2022:

	Years Ended September 30,
	2023	2022
Cash used in operating activities	$(5,774,855)	$(5,389,695)
Cash used in investing activities	(163,380)	(131,611)
Cash provided by financing activities	6,542,259	5,600,615
Net change in cash	$604,204	$79,309

Net Cash Used in Operating Activities:

Net cash used in operating activities was $5,774,855 and $5,389,695 for the years ended September 30, 2023 and September 30, 2022, respectively.

●

Net cash used in operating activities for the year ended September 30, 2023 primarily reflected our net loss of $30,907,505 adjusted for changes in non-cash expenses of $22,048,498, including $15,284,413 related to the amortization of debt discounts, $5,434,447 related to a loss on debt extinguishment, and other non-cash changes including derivative income of $615,796, and changes in our operating assets and liabilities of $3,084,152 including an increase in our accounts payable and accrued liabilities of $3,126,857 and increases or decreases in our prepaid expenses and other current assets, accounts receivable and contract liabilities.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was for the purchase of property and equipment totaling $163,380 and $131,611 for the years ended September 30, 2023 and 2022, respectively.

Cash Provided by Financing Activities:

Net cash provided by financing activities was $6,542,259 and $5,600,615 for the years ended September 30, 2023 and 2022, respectively.

●	Net cash provided by financing activities for the year ended September 30, 2023 included $5,938,073 of net proceeds from the issuance of convertible debt and $1,027,181 of net proceeds from the issuance of promissory notes payable, offset by repayment of $369,000 in promissory and convertible notes, and the repayment of financed leases of $53,995.

●	Net cash provided by financing activities for the year ended September 30, 2022 included $5,625.000 of net proceeds from the issuance of convertible debt and $400,000 of net proceeds from related party notes payable, offset by the repayment of $150,000 of a related party convertible note, repayment of $47,730 of financed leases, payments of $199,385 in preferred stock dividends, and payments of deferred offering costs of $27,270.

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

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had net loss and net cash used in operations of $30,907,505 and $5,774,855 and, respectively, for the year ended September 30, 2023. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $93,754,774, $38,115,561, and $38,572,166 on September 30, 2023. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

The Company cannot provide assurance that it will ultimately achieve profitable operations or become cash flow positive or raise additional debt or equity capital. Additionally, the current capital resources are not adequate to continue operating and maintaining the business strategy for a period of twelve months from the issuance date of this report. The Company will seek to raise capital through additional debt and equity financing to fund its operations in the future.

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

Future Financings

During the year ended September 30, 2023, we raised approximately $6.5 million from net cash provided by our financing activities including the issuance of convertible notes and other promissory notes. As of September 30, 2023, we had approximately $1.0 million of cash on hand. As of September 30, 2023, we had approximately $20.1 million in outstanding indebtedness, net of discounts including promissory notes and convertible notes of approximately $18.6 million and $1.5 million of accrued interest on these notes. All of the notes are classified as current liabilities on the Company’s balance sheet. For additional detail on our outstanding indebtedness, see Note 6 to our financial statements included herein for the year ended September 30, 2023.

We will need to raise substantial additional capital in 2024 in order to satisfy our outstanding indebtedness, maintain our operations and continue our efforts to restructure the Company. If we are unable to do so we may be forced to cease operations or pursue bankruptcy protection. In order to induce our current lenders to agree to a restructuring, we may be required to issue additional debt or equity securities or submit the Company to restrictive covenants and other terms with the potential to hinder or prevent our planned operations and growth. See “Item 1A. – Risk Factors” of this Annual report on Form 10-K.

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

Critical Accounting Policies

 In preparing the financial statements, we make estimates and assumptions that have an impact on the assets, liabilities, revenue, and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from the estimates, and estimates may vary as new facts and circumstances arise. Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended September 30, 2023.

Recent Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the year ended September 30, 2023.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2023, our disclosure controls and procedures were not effective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses, which we identified in our report on internal control over financial reporting.

Internal Control Over Financial Reporting

Management’s Annual report on Internal Control Over Financial Reporting

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2023. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of September 30, 2023, our internal control over financial reporting was not effective.

The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which we identified in our internal controls over financial reporting:

1.	The lack of multiple levels of management review on complex accounting and financial reporting issues, and business transactions,

2.	a lack of adequate segregation of duties and necessary corporate accounting resources in our financial reporting process and accounting function as a result of our limited financial resources to support the hiring of personnel and implementation of accounting systems and,

3.	the lack of a separate Audit Committee of the Board of Directors.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Remediation Plan

Management plans to implement measures designed to ensure that control deficiencies contributing to the material weakness outlined above are remediated at such time as sufficient funds are available to do so. The remediation actions planned include:

●	appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and

●	adopt sufficient written policies and procedures for accounting and financial reporting, and

●	establishing a separate Audit Committee of the Board of Directors.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to SEC rules that permit us to provide only management’s report on internal control over financial reporting in this Annual Report on Form 10-K. However, management believes that despite our material weaknesses set forth above, our financial statements for the year ended September 30, 2023, are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the year ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

The information required by this Item 10 will be included under the captions “Directors and Executive Officers”, “Information as to Nominees and Other Directors”, “Information Regarding Meetings and Committees of the Board”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics”, “Corporate Governance” and as otherwise set forth in the Company’s Definitive Proxy Statement and is incorporated herein by reference or, alternatively will be included, by amendment to this Form 10-K under cover of Form 10-K/A no later than 120-days after the end of our fiscal year covered by this report.

Item 11. Executive Compensation

The information required by this Item 11 will be included in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 will be included in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by this Item 13 will be included in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 will be included in the Definitive Proxy Statement referenced above in Item 10 and is incorporated herein by reference.

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

	3.	Exhibits (including those incorporated by reference).

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Agreement and Plan of Merger, dated as of May 23, 2023, by and among IMAC Holdings, Inc., IMAC Merger Sub, LLC and Theralink Technologies, Inc.	8-K	2.1	05/26/2023

3.1	Amended and Restated Articles of Incorporation, as amended	10-K	3.1	01/13/2022

3.2	Amended and Restated Bylaws	8-K	3.1	11/01/2013

4.1	Description of Common Stock	10-K			X

4.2	Form of Warrant	8-K	4.1	06/11/2020

4.3	Exchange Warrant, dated June 5, 2020	8-K	4.2	06/11/2020

4.4	Common Stock Purchase Warrant, issued May 12, 2021	8-K	4.2	05/19/2021

4.5	Common Stock Purchase Warrant, dated July 30, 2021	8-K	4.1	08/06/2021

4.6	Form of Common Stock Purchase Warrant	8-K	4.2	11/05/2021

4.7	Form of Common Stock Purchase Warrant for April 2022	10-Q	4.2	05/23/2022

4.8	Form of 10% Original Issue Discount Senior Secured Convertible Debentures	8-K	4.1	12/01/2022

4.9	Form of Common Stock Purchase Warrant	8-K	4.2	12/01/2022

4.10	Form of 10% Original Issue Discount Senior Secured Convertible Debentures (Exchanged Debentures)	8-K	4.3	12/01/2022

4.11	Secured Convertible Promissory Note dated August 16, 2023	10-Q	4.1	08/21/2023

10.1	Employment Agreement, dated June 5, 2020 by and between Jeffrey Busch and OncBioMune Pharmaceuticals, Inc.*	10-K	10.14	09/27/2021

10.2	Placement Agency Agreement by and between the Company and Joseph Gunnar & Co.	8-K	10.1	12/01/2022

10.3	Form of Securities Purchase Agreement	8-K	10.2	12/01/2022

10.4	Offer Letter between the Company and Faith Zaslavsky, dated December 5, 2022	8-K	10.1	12/09/2022

10.5	Amended and Restated Security Agreement	10-Q	10.1	08/21/2023

21.1	List of Subsidiaries	10-K			X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.				X

101.INS	INLINE XBRL INSTANCE DOCUMENT				X
101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA				X
101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE				X
101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE				X
101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE				X
101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE				X

* Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

THERALINK TECHNOLOGIES, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Theralink Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Theralink Technologies, Inc. (the “Company”) as of September 30, 2023 and 2022, the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a net loss of approximately $30.9 million and net cash used in operating activities of approximately $5.8 million, for the fiscal year ended September 30, 2023. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital of approximately $93.8 million, $38.1 million and $38.6 million, respectively, at September 30, 2023. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan regarding these matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivative Liabilities

As described in Footnote 2 “Fair Value of Financial Instruments and Fair Value Measurements and “Derivative Liabilities” and in Footnote 6 “Debt” under the subheading “Derivative Liabilities Pursuant to Related Party Debentures and New debentures and Related Warrants” to the financial statements, the Company recorded derivative activity during fiscal 2023 that resulted primarily in a net aggregate derivative income of $615,796 and derivative liabilities of $16,426,304 at September 30, 2023.

We identified the evaluation of instruments and contracts to determine whether there are derivatives to be recorded, the analysis of the accounting treatment and presentation for derivative transactions and the valuation of derivatives as critical audit matters. Auditing management’s analysis of the above critical audit matters was complex and involved a high degree of subjectivity.

The primary procedures we performed to address these critical audit matters included (a) Reviewed and testing management’s conclusions as to whether certain instruments or contracts qualified for derivative treatment by comparing management’s analysis and conclusions to authoritative and interpretive literature, (b) Compared the accounting treatment and presentation to that described by the authoritative and interpretive literature, (c) Tested management’s process for valuing derivatives by comparing it to generally accepted methodologies for valuing derivatives, (d) Tested management’s valuation of the derivatives by testing assumptions and data used in the valuation model including the term, volatility and interest rate, and (e) Recomputed the derivative valuations. We agreed with management’s final conclusions with regard to derivative treatments, valuations and accounting treatment and presentation.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2020.

Boca Raton, Florida

January 5, 2024

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7326

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

THERALINK TECHNOLOGIES, INC.

BALANCE SHEETS

	September 30, 2023	September 30, 2022

ASSETS
CURRENT ASSETS:
Cash	$997,484	$393,460
Accounts receivable, net	23,910	32,125
Prepaid expenses and other current assets	240,494	217,699
Marketable securities	800	3,700

Total Current Assets	1,262,688	646,984

OTHER ASSETS:
Property and equipment, net	448,515	686,127
Financing right-of-use assets, net	18,988	64,954
Operating right-of-use asset, net	1,104,346	1,154,861
Deferred offering costs	-	27,270
Security deposits	15,257	18,715

Total Assets	$2,849,794	$2,598,911

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,219,147	$730,923
Accounts payable - related parties	10,000	16,223
Accrued liabilities	963,851	268,021
Accrued liabilities - related parties	1,886,051	76,927
Accrued compensation	93,845	383,295
Accrued director compensation	252,500	192,500
Contract liabilities	144,890	156,550
Convertible notes, net of discount	7,488,217	-
Convertible notes - related parties, net of discount	9,930,817	1,000,000
Notes payable - related parties, net of discount	1,149,442	350,000
Notes payable - current	1,000	1,000
Financing lease liability - current	30,262	53,995
Operating lease liability - current	31,388	25,551
Insurance payable	121,500	122,295
Derivative liabilities	16,426,304	-
Contingent liabilities	85,640	78,440

Total Current Liabilities	39,834,854	3,455,720

LONG-TERM LIABILITIES:
Financing lease liability	4,128	34,390
Operating lease liability	1,126,373	1,157,761
Convertible notes - related parties net of discount, net of current portion	-	1,305,814
Convertible notes, net of discount	-	446,281

Total Liabilities	40,965,355	6,399,966

Commitments and Contingencies (Note 10)

Series E preferred stock; $0.0001 par value; 2,000 shares designated; nil and 1,000 issued and outstanding at September 30, 2023 and 2022, respectively; liquidation value of $0 and $2,040,329 at September 30, 2023 and 2022, respectively	-	2,000,000

Series F preferred stock; $0.0001 par value; 2,000 shares designated; nil and 500 issued and outstanding at September 30, 2023 and 2022; liquidation value of $0 and $1,020,164 at September 30, 2023 and 2022, respectively	-	1,000,000

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value; 26,667 authorized;
Series A Preferred stock: $0.0001 par value; 1,333 shares designated; 667 issued and outstanding at September 30, 2023 and 2022	-	-
Series C-1 Preferred stock: $0.0001 par value; 3,000 shares designated; 141 and 1,043 issued and outstanding at September 30, 2023 and 2022, respectively	-	-
Series C-2 Preferred stock: $0.0001 par value; 6,000 shares designated; nil and 3,037 issued and outstanding at September 30, 2023 and 2022, respectively	-	-
Series D-1 Preferred stock: $0.0001 par value; 1,000 shares designated; nil issued and outstanding at September 30, 2023 and 2022	-	-
Series D-2 Preferred stock: $0.0001 par value; 4,360 shares designated; nil issued and outstanding at September 30, 2023 and 2022	-	-
Common stock: $0.0001 par value, 100,000,000,000 shares authorized; 6,151,499,919 and 6,151,499,919 issued and outstanding at September 30, 2023 and 2022, respectively	615,150	615,150
Additional paid-in capital	55,024,063	55,391,612
Accumulated deficit	(93,754,774)	(62,807,817)

Total Stockholders’ Deficit	(38,115,561)	(6,801,055)

Total Liabilities and Stockholders’ Deficit	$2,849,794	$2,598,911

See accompanying notes to financial statements.

THERALINK TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	September 30,
	2023	2022

REVENUES, NET	$606,796	$567,905

COST OF REVENUES	126,237	224,886

GROSS PROFIT	480,559	343,019

OPERATING EXPENSES:
Professional fees	1,995,406	2,311,098
Compensation expense	5,426,955	7,373,037
Licensing fees	75,807	138,440
General and administrative expenses	1,723,087	2,160,450
Impairment loss on property and equipment	238,671	-

Total Operating Expenses	9,459,926	11,983,025

LOSS FROM OPERATIONS	(8,979,367)	(11,640,006)

OTHER INCOME (EXPENSES):
Interest expense, net	(16,906,587)	(1,094,656)
Loss on debt extinguishment, net	(5,434,447)	-
Unrealized loss on marketable securities	(2,900)	(7,300)
Settlement expense	(200,000)	-
Derivative income, net	615,796	-

Total Other Expenses, net	(21,928,138)	(1,101,956)

NET LOSS	(30,907,505)	(12,741,962)

Series E preferred stock dividend	(26,301)	(160,000)
Series F preferred stock dividend	(13,151)	(80,000)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(30,946,957)	$(12,981,962)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic and diluted	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	6,151,499,919	5,881,207,480

See accompanying notes to financial statements.

THERALINK TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	Preferred Stock				Common Stock		Additional		Total
	Series A# of Shares	Series C-1# of Shares	Series C-2 # of Shares	Amount	# of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at September 30, 2021	667	2,966	4,917	$-	5,124,164,690	$512,416	$44,368,077	$(49,825,855)	$(4,945,362)

Relative fair value of warrant issued in connection with convertible notes - related party recorded as debt discount	-	-	-	-	-	-	1,266,471	-	1,266,471

Relative fair value of warrant issued in connection with convertible notes recorded as debt discount	-	-	-	-	-	-	2,330,458	-	2,330,458

Issuance of common stock in connection with conversion of Series C-1 preferred stock	-	(1,923)	-	-	288,637,529	28,864	(28,864)	-	-

Issuance of common stock in connection with conversion of Series C-2 preferred stock	-	-	(1,880)	-	280,475,491	28,048	(28,048)	-	-

Issuance of common stock in connection with settlement of accounts payable	-	-	-	-	26,913,738	2,691	81,549	-	84,240

Issuance of common stock in connection with subscriptions payable	-	-	-	-	431,309,907	43,131	1,306,869	-	1,350,000

Relative fair value of additional warrants issued in connection with modification of convertible notes - related party recorded as debt discount	-	-	-	-	-	-	34,620	-	34,620

Relative fair value of additional warrants issued in connection with modification of convertible notes recorded as debt discount	-	-	-	-	-	-	44,858	-	44,858

Series E preferred stock dividend	-	-	-	-	-	-	-	(160,000)	(160,000)

Series F preferred stock dividend	-	-	-	-	-	-	-	(80,000)	(80,000)

Accretion of stock option expense	-	-	-	-	-	-	6,015,622	-	6,015,622

Correction for rounding error	-	-	-	-	(1,436)	-	-	-	-

Net loss	-	-	-	-	-	-	-	(12,741,962)	(12,741,962)

Balance at September 30, 2022	667	1,043	3,037	-	6,151,499,919	615,150	55,391,612	(62,807,817)	(6,801,055)

Accretion of stock option expense	-	-	-	-	-	-	1,250,689	-	1,250,689

Exchange of preferred stock to convertible debt	-	(902)	(3,037)	-	-	-	(1,618,238)	-	(1,618,238)

Series E preferred stock dividend	-	-	-	-	-	-	-	(26,301)	(26,301)

Series F preferred stock dividend	-	-	-	-	-	-	-	(13,151)	(13,151)

Net loss	-	-	-	-	-	-	-	(30,907,505)	(30,907,505)

Balance on September 30, 2023	667	141	-	$-	6,151,499,919	$615,150	$55,024,063	$(93,754,774)	$(38,115,561)

See accompanying notes to financial statements.

THERALINK TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,907,505)	$(12,741,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment and finance ROU assets	208,287	190,780
Non-cash lease cost	24,964	28,451
Accretion of stock option expense	1,250,689	6,015,622
Amortization of debt discount	15,284,413	738,521
Loss on debt extinguishment	5,434,447	-
Bad debt expense	19,923	39,426
Unrealized loss on marketable securities	2,900	7,300
Non-cash settlement expense	200,000	-
Derivative income, net	(615,796)	-
Gain on modification of operating lease	-	(8,229)
Impairment loss on property and equipment	238,671	-
Change in operating assets and liabilities:
Accounts receivable	(11,708)	(35,957)
Prepaid expenses and other current assets	(19,337)	(8,559)
Laboratory supplies	-	71,062
Accounts payable	482,001	(191,125)
Accrued liabilities and other liabilities	2,644,856	483,575
Contract liabilities	(11,660)	21,400

NET CASH USED IN OPERATING ACTIVITIES	(5,774,855)	(5,389,695)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(163,380)	(131,611)

NET CASH USED IN INVESTING ACTIVITIES	(163,380)	(131,611)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt - related parties, net	2,988,062	3,150,000
Proceeds from convertible debt, net	2,950,011	2,475,000
Proceeds of notes payable - related parties	1,027,181	400,000
Repayment of notes payable - related parties	(249,000)	-
Repayment of convertible notes payable	-	(150,000)
Repayment of convertible notes payable - related parties	(120,000)	-
Repayment of financed lease	(53,995)	(47,730)
Deferred offering costs	-	(27,270)
Payments for preferred stock dividends	-	(199,385)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,542,259	5,600,615

NET INCREASE IN CASH	604,024	79,309

CASH, beginning of year	393,460	314,151

CASH, end of year	$997,484	$393,460

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,066	$117,301
Income taxes	$-	$-

Non-cash investing and financing activities:
Series E preferred stock dividend	$26,301	$160,000
Series F preferred stock dividend	$13,151	$80,000
Initial amount of operating ROU asset and related liability	$-	$1,212,708
Relative fair value of warrant issued in connection with convertible notes - related party recorded as debt discount	$-	$1,266,471
Relative fair value of warrant issued in connection with convertible notes recorded as debt discount	$-	$2,330,458
Relative fair value of additional warrants issued in connection with modification of convertible notes - related party recorded as debt discount	$-	$34,620
Relative fair value of additional warrants issued in connection with modification of convertible notes recorded as debt discount	$-	$44,858
Initial fair value of derivative liabilities recorded as debt discount - related parties	$8,978,284	$-
Initial fair value of derivative liabilities recorded as debt discount	$8,063,816	$-
Exchange of preferred stock and accrued dividends for convertible debt - related parties	$3,099,945	$-
Exchange of preferred stock for convertible debt	$1,618,238	$-
Exchange of accrued interest payable for convertible debt - related parties	$129,079	$-
Exchange of accrued interest payable for convertible debt	$173,375	$-

See accompanying notes to financial statements.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

Theralink Technologies, Inc. (“Theralink or the Company), is a Nevada corporation, that operates as a precision medicine company with a nationally CLIA-certified and CAP-accredited laboratory in Golden, Colorado. Theralink’s unique and patented Reverse Phase Protein Array (RPPA) technology platform can quantify protein signaling to support oncology clinical treatment decisions and biopharmaceutical drug development. Since protein signaling is responsible for the development and progression of cancer, nearly all FDA-approved cancer therapeutics target proteins, not genes. The Theralink® RPPA technology can reveal the protein drug target(s) that are essentially turned “on” in a patient’s cancer and may suggest the most effective treatment plan to turn those proteins “off”. Therefore, the Theralink® RPPA technology is a critical tool that may empower oncologists with actionable information to effectively treat a cancer patient, which is often missed by standard proteomic and genomic testing.

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

 On May 23, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IMAC Holdings, Inc. (“IMAC”) and IMAC Merger Sub, Inc., a newly formed, wholly owned subsidiary of IMAC (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Theralink (the “Merger”), with Theralink continuing as a wholly owned subsidiary of IMAC. The board of directors of IMAC, and the Company’s Board of Directors unanimously approved the Merger Agreement. Under the terms of the Merger Agreement, upon completion of the Merger, each share of our common stock and each share of our preferred stock issued and outstanding as of immediately prior to completion of the Merger will be converted into and will thereafter represent the right to receive a portion of a share of common stock of IMAC, par value $0.001 (the “IMAC Shares”) such that the total number of IMAC Shares issued to the holders of our common and preferred stock shall equal 85% of the total number of IMAC Shares outstanding as of the completion of the Merger. The completion of the Merger is subject to the satisfaction of customary closing conditions, including: (i) adoption of the Merger Agreement by holders of a majority of the outstanding shares of voting stock of Theralink, and (ii) approval of the issuance of IMAC Shares in connection with the Merger by a majority of the votes cast at the shareholder meeting of IMAC. IMAC and we have each made customary representations and warranties in the Merger Agreement. The Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to the conduct of each of IMAC’s and our business between the date of the signing of the Merger Agreement and the closing date of the Merger. The Company is currently working with IMAC to facilitate the completion of the merger in early 2024.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of Company’s management, who is responsible for their integrity and objectivity.

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had a net loss and net cash used in operations of approximately $30.9 million and $5.8 million, respectively, for the year ended September 30, 2023. Additionally, the Company had an accumulated deficit of approximately $93.8 million, and a stockholders’ deficit and working capital deficit of approximately $38.1 and $38.6 million, respectively, on September 30, 2023. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the years ended September 30, 2023 and 2022 include, but are not necessarily limited to, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of right-of-use (“ROU”) assets and lease liabilities, assumptions used in assessing impairment of long-lived assets, allowances for accounts receivable, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of derivative liabilities, and the fair value of non-cash equity transactions.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 – Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on September 30, 2023. Accordingly, the estimates presented in these financial statements are not necessarily indicative of the amounts that could be realized on the disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

Assets or liabilities measured at fair value on a recurring basis included embedded conversion options in convertible debt (See Note 6) and were as follows on September 30, 2023. There were no liabilities or assets measured at fair value on a non-recurring basis as of September 30, 2022.

	September 30, 2023			September 30, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	$—	$—	$16,426,304	$—	$—	$—

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Year-Ended September 30,
	2023	2022
Balance at beginning of year	$-	$-
Initial valuation of derivative liabilities included in debt discount	17,042,100	-
Initial valuation of derivative liabilities included in derivative expense	27,438,113	-
Change in fair value included in derivative income, net	(28,053,909)	-
Balance at end of year	$16,426,304	$-

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of September 30, 2023, the Company had $997,484 in cash equivalents.

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit. At September 30, 2023, the Company’s cash balance exceed the federal deposit insurance limit of $250,000 by $747,601.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

Prepaid Assets

Prepaid assets are carried at amortized cost. Prepaid assets as of September 30, 2023 and 2022 include, but are not necessarily limited to, prepaid insurance, prepaid consulting fees, prepaid equipment maintenance fees and retainers for professional services.

Research and Development Expenses

Research and development expenses are recognized as general and administrative expense as incurred including the purchase of laboratory supplies.

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

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

The Company provides research and development support to biopharmaceutical companies to assist their drug development programs. In January 2021, the Company began performing tumor profiling to support clinical patient therapeutic intervention. The services provided by the Company are performance obligations under services contracts. These contracts are completed over time and may lead to deferred revenue for services not completed at the end of a period which is reflected as contract liabilities on the accompanying balance sheet. The Company may include, in accounts receivable, amounts billed to customers in advance of services being initiated or completed. If the Company has a right to such consideration that is unconditional such as for contractually allowed billings under non-cancellable contracts, such amounts billed in advance would be offset by a contract liability. Management reviews the completion status of all jobs monthly to determine the appropriate amount of revenue to recognize. The Company offers these services to biopharmaceutical companies and to private individuals. The Company uses various output methods to recognize revenues. During the years ended September 30, 2023 and 2022, revenues by category are as follows:

	Year Ended September 30, 2023	Year Ended September 30, 2022
Biopharma services	$465,430	$547,060
Patient testing service	141,366	20,845
Total revenues	$606,796	$567,905

Contract Liabilities – Deferred Revenue

Contract liabilities are cash deposits received from customers and advance billing included in accounts receivable on uncompleted contracts for which revenues have not been recognized as of the balance sheet date.

For the years ended September 30, 2023 and 2022, contract liabilities activity is as follows:

	Year Ended September 30, 2023	Year Ended September 30, 2022
Contract liabilities beginning balance	$156,550	$135,150
Billings and cash receipts on uncompleted contracts	159,465	325,048
Less: revenues recognized during the period	(171,125)	(303,648)
Total contract liabilities	$144,890	$156,550

During the year ended September 30, 2023, the Company recognized $171,125 of contract liabilities into revenue, of which $124,650 was related to the uncompleted contracts from the prior period.

Cost of Revenues

The cost of revenue includes the cost of labor, supplies and materials.

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis and does not bear interest. Trade accounts receivable are evaluated at the end of each reporting period for collectability based on past credit history with customers and their current financial condition.

Any charges to the allowance for doubtful accounts on accounts receivable are charged to operations in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance using the current expected credit loss model based on historical write-off percentages and the current status of accounts receivable. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired.

Research and Development - Contract

The Company executed an investigator-initiated study agreement in 2022. The contract agreement expires on December 31, 2027, and maybe canceled by either party upon 30-days written notice. As part of the agreement, the Company is required to make quarterly payments to the investigator for the rights/access to various retrospective biobank clinical samples for research and product development purposes. In addition, the Company received active patient clinical samples for various cancer indications including: ovarian, endometrial, and head & neck cancers. These samples were tested to provide RUO (Research Use Only) results reports for research and product validation efforts. For the years ended September 30, 2023 and 2022, the Company incurred $125,000 and $150,000, respectively for research and development related to the agreement, which is included in general and administrative expenses on the accompanying statements of operations.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

Concentrations

Concentration of Revenues

For the year ended September 30, 2023, the Company generated total revenue of $606,796 of which 22.4%, 18.6%, and 17.2% and 13.7% were from four of the Company’s customers.

For the year ended September 30, 2022, the Company generated total revenue of $567,905 of which 21%, 15%, 14% and 10% were from four of the Company’s customers.

Concentration of Accounts Receivable

As of September 30, 2023, the Company had net accounts receivable of $23,910 of which 63% was from one of the Company’s customers and 37% was from the Company’s self-pay customers. As of September 30, 2022, the Company had net accounts receivable of $32,125 of which 59% and 41% were from two of the Company’s customers, respectively.

Concentration of Contract Liabilities

As of September 30, 2023, the Company had deferred revenue reflected as contract liabilities of $144,890 of which 100% was from one of the Company’s customers. As of September 30, 2022, the Company had deferred revenue reflected as contract liabilities of $156,550 of which 65% and 24% were from two of the Company’s customers.

Basic and Diluted Loss Per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes, conversion of preferred stock, and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of September 30, 2023 and 2022 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	September 30,
	2023	2022
Stock warrants	7,244,334,819	1,888,813,005
Stock options	1,664,270,920	1,901,410,519
Series C-1 preferred stock	21,167,535	156,626,175
Series C-2 preferred stock	-	453,067,129
Series E preferred stock	-	638,977,636
Series F preferred stock	-	319,488,818
Convertible notes	30,758,739,813	1,813,880,837
	39,688,513,087	7,172,264,119

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of September 30, 2023 and 2022, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of September 30, 2023 or 2022.

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

Recent Accounting Pronouncements

 On October 1, 2022, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASC 326). The standard replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. Further, the FASB issued ASU 2019-04 and ASU 2019-05 to provide additional guidance on the credit losses standard. While the adoption of ASC 326 could result in a higher allowance recorded in the future for credit losses on receivables within the scope of the standard due to the prescribed measurement principles, the impact of the adoption on the Company’s financial statements was not material.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the Company’s financial statements.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

NOTE 3 – MARKETABLE SECURITIES

During the fiscal year ended 2017, the Company acquired 1,000,000 shares of common stock of Amarantus BioScience Holdings, Inc. (“AMBS”) with a fair value of $40,980. The AMBS common stock is recorded as marketable securities in the accompanying balance sheets. The Company adjusts the fair value of the security at every reporting period and the change in fair value is recorded in the statements of operations as unrealized gain or (loss) on marketable securities. During the years ended September 30, 2023 and 2022, the Company recorded $2,900 and $7,300 of unrealized loss on marketable securities, respectively. As of September 30, 2023 and 2022, the fair value of these shares was $800 and $3,700, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

On September 30, 2023 and 2022, accounts receivable consisted of the following:

	September 30, 2023	September 30, 2022
Accounts receivable	$46,660	$35,957
Less: allowance for doubtful accounts	(22,750)	(3,832)
Accounts receivable, net	$23,910	$32,125

For the years ended September 30, 2023 and 2022, bad debt expense amounted to $19,923 and $39,426, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Once placed in service, they are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease terms. Property and equipment consist of the following:

	Estimated Useful Life in Years	September 30, 2023	September 30, 2022

Laboratory equipment	5	$513,788	$597,059
Furniture	5	24,567	24,567
Leasehold improvements	5	353,826	353,826
Computer equipment	3	76,469	68,490
		968,650	1,043,942
Less: accumulated depreciation		(520,135)	(357,815)
Property and equipment, net		$448,515	$686,127

For the years ended September 30, 2023 and 2022, depreciation expense related to property and equipment was $162,320 and $144,411, respectively.

During the year ended September 30, 2023, the Company recognized $238,671 of impairment loss related to laboratory equipment that was no longer in service, which is included in operating expenses on the accompanying statement of operations.

Leased equipment was not included in the table above as it was accounted for in accordance with ASU 842 – Leases. These leases are discussed in Note 8 under financing lease right-of-use (“ROU”) assets and financing lease liabilities.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

NOTE 6 – DEBT

On September 30, 2023 and 2022, convertible notes payable (third parties and related parties) consisted of the following:

	September 30, 2023	September 30, 2022
Principal amount	$8,986,605	$2,475,000
Less: debt discount	(1,498,388)	(2,028,719
Convertible notes payable, net	7,488,217	446,281
Less: current portion of convertible notes payable	(7,488,217)	-
Convertible notes payable, net – long-term	$-	$446,281

Principal amount – related parties	$11,440,792	$4,150,000
Less: debt discount – related parties	(1,509,975)	(1,844,186)
Convertible notes payable – related parties, net	9,930,817	2,305,814
Less: current portion convertible notes payable - related parties	(9,930,817)	(1,000,000
Convertible notes payable – related parties, net – long-term	$--	$1,305,814

Total convertible notes payable, net	$17,419,034	$2,752,095

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

On November 1, 2021, the Company entered into a Securities Purchase Agreement (“First November 2021 SPA”) with a related party, who is an affiliate stockholder (“First November 2021 Investor”), to purchase three convertible notes (collectively as “First November 2021 Notes”) and three accompanying warrants (collectively as “First November 2021 Warrants”), for an aggregate investment amount of $1,000,000. The first note issued on November 1, 2021, had a principal balance of $334,000 and accompanying warrants to purchase up to 18,251,367 shares of common stock. The second note issued on December 1, 2021, had a principal balance of $333,000 and accompanying warrants to purchase up to 18,196,722 shares of common stock. The third note issued on January 1, 2022, had a principal balance of $333,000 and accompanying warrants to purchase up to 18,196,722 shares of common stock. The Company received $1,000,000 in aggregate proceeds from the First November 2021 Notes. The First November 2021 Notes bore interest rate of 8% per annum and was to mature on November 1, 2026. The First November 2021 Warrants are exercisable at any time and expire on November 1, 2026. The First November 2021 Warrants were initially valued at $990,048 using the relative fair value method and were recorded as debt discount which is being amortized over the life of the First November 2021 Notes. The First November 2021 Notes and First November 2021 Warrants are convertible and exercisable, respectively, into shares of the Company’s common stock at a price equal to $0.00366 per share (subject to adjustment). The First November 2021 Notes and First November 2021 Warrants included a down-round provision under which the conversion price and exercise price were reduced if the Company sells or issues any securities including options, convertible securities, with the exception of exempt issuance (as defined in the agreements), or amended outstanding securities, at a lower conversion or exercise price than that of the First November 2021 Notes and First November 2021 Warrants. On January 26, 2022, a notice and request for consent regarding a change in offering terms was sent by the Company to the First November 2021 Investor. Upon the approval of the First November 2021 Investor, the Company modified the terms of the First November 2021 SPA which increased the warrants issuable from 20% to 100% of the common stock issuable upon conversion of the notes purchased. As a result, the First November 2021 Investor received additional cashless-exercisable warrants equal to 80% of the common stock issuable upon conversion of the First November 2021 Notes. The Company issued additional warrants to purchase up to 218,579,234 shares of common stock to the First November 2021 Investor which increased the total relative fair value of all warrants in total by $34,620 recorded as debt discount which is being amortized over the life of the First November 2021 Notes (see Note 8 and 9). The modification of the First November 2021 SPA did not meet the requirements of a debt extinguishment under ASC 470-50 – Debt Modifications and Exchanges; however it represented a substantial modification whereby the First November 2021 Investor received a substantial amount of additional warrants for the same principal amount of investment; hence, it was accounted for, in substance, as a debt modification ASC 470-50 and no gain or losses was recognized. As of September 30, 2022, the First November 2021 Notes had an outstanding principal of $1,000,000 and accrued interest of $20,164 and are included in the accompanying balance sheet at $140,093 as a long-term convertible note payable – related party, net of discount in the amount of $859,907 (see Note 8) as of September 30, 2022. On November 29, 2022, the First November 2021 Notes were exchanged for a new convertible debenture (see below).

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

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

On November 29, 2022, in connection with the Securities Exchange Agreements and New Convertible Debt discussed below, the May 2021 Warrants, First November 2021 Warrants, First April 2022 Warrants, May 2022 Warrants, and June 2022 Warrants, aggregating 385,441,138 warrants, were amended to reduce the exercise price to $0.003 per share. Additionally, 63,897,764 warrants issued in connection with Series F preferred stock were amended to reduce the exercise price to $0.003 per share. In conjunction with the price reduction, the price protection feature for all these warrants was eliminated. All other terms of the warrants remained the same. As a result of the November 29, 2022, amendment to the exercise price, the Company calculated the difference between the warrants’ fair values on November 29, 2022, the date of the amendment, using the then current exercise price ranging from $0.00366 to $0.00476 and the new exercise price of $0.003 and determined that the difference was insignificant.

Securities Exchange Agreements and New Related Party Convertible Debentures and Warrants dated November 29, 2022

On November 29, 2022, the Company consummated the initial closing of a private placement offering pursuant to the terms and conditions of that certain Securities Purchase Agreement, dated as of November 29, 2022, by and among the Company, certain related party accredited investors (the “Related Party Purchasers”) and Cavalry Fund I Management LLC, a Delaware limited liability company, in its capacity as collateral agent.. At the initial closing, the Company sold the related party Purchasers (i) 10% Original Issue Discount Senior Secured Convertible Debentures (the “New Related Party Debentures”) in an aggregate principal amount of $550,000 and (ii) warrants (the “New Related Party Warrants”) to purchase up to 157,142,857 shares of common stock of the Company, subject to adjustments provided by the Warrants, which represents 100% warrant coverage. The Company received a total of $412,092 in net proceeds at the Initial Offering from the Related Party Purchasers, net of the Original Issue Discount of $50,000, commissions of $58,200 and other offering costs of $29,708.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

On April 11, 2023, the Company consummated a third closing of the Offering pursuant to the terms and conditions of that certain Purchase Agreement, dated as of November 29, 2022, by and among the Company and Jeffrey Busch (the “Third Closing Related Party Purchaser”). At the third closing, the Company sold the Purchaser (i) a New Debenture with a principal amount of $155,100 (the “April 2023 Related Party Debenture”) and (ii) Warrants to purchase up to 44,314,286 shares of Common Stock, subject to adjustments provided by the Warrants, which represents 100% warrant coverage. The Company received a total of $141,000 in net proceeds at the Third Offering, net of a 10% original issue discount of $14,100.

The November 29, 2022, New Related Party Debentures and April 2023 Related Party Debenture matured on November 29, 2023, subject to a three-month extension at the sole discretion of the Company. On November 27, 2023, the Company announced its intention to automatically extend the Maturity Date of the Debentures for an additional three-month period such that the Debentures shall be due and payable on February 29, 2024 (See Note 14). The New Related Party Debentures and April 2023 Related Party Debenture bear interest at 10% per annum payable upon conversion or maturity. The New Related Party Debentures and April 2023 Related Party Debenture are convertible into shares of the Company’s common stock at any time after the maturity date and prior to Mandatory Conversion (as defined below) at the conversion price equal to the lesser of: (i) $0.003 per share and (ii) 70% of the average of the VWAP (as defined in the Debentures) (or 50% of the average of such VWAP if an event of default has occurred and has not been cured) of the Common Stock during the ten Trading Day (as defined in the Debentures) period immediately prior to the applicable conversion date. The New Related Party Debentures are subject to mandatory conversion (“Mandatory Conversion”) in the event the Company closes a registered public offering of its Common Stock and receives gross proceeds of not less than $5,000,000, with such offering resulting in the listing for trading of the Common Stock on a national exchange (“Qualified Offering”). The conversion price per share of Common Stock in the case of a Mandatory Conversion shall be the lesser of (i) $0.003 per share and (ii) 70% of the offering price per share in the Qualified Offering (the “Qualified Offering Price”). Alternatively, upon a Mandatory Conversion, the holders of the Debentures may elect to exchange their Debentures for newly issued convertible preferred securities at a price per share equal to the Qualified Offering Price or the five-day VWAP of the Common Stock prior to the date that is 181 days after the closing of the Qualified Offering.

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

The Company’s obligations under the New Related Party Debentures and April 2023 Related Party Debenture are secured by a first priority lien on all the assets of the Company pursuant to that certain Security Agreement, dated November 29, 2022 (the “Security Agreement”) by and among the Company, the Debenture holders and the Collateral Agent. In connection with the issuance of the IMAC Note, the Company, Collateral Agent and the holders of a majority of the outstanding New Related Party Debentures agreed to amend and restate the Original Security Agreement to include the IMAC Note, pursuant to the Amended and Restated Security Agreement dated as of August 16, 2023 by and between the Company, IMAC and the Collateral Agent.

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

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

In connection with the Securities Exchange Agreements with related parties for the exchange of the convertible notes and preferred shares for the New Related Party Debentures and for the April 2023 Related party Debenture discussed above, the Company issued an aggregate of 2,608,654,988 warrants. The New Related Party Warrants and April 2023 Related Party Warrant are exercisable for five years and six months from the earlier of the maturity date of the New Related Party Debentures and the closing of the Qualified Financing, at an exercise price equal to (i) in the event that a Qualified Offering is consummated prior to the exercise of the New Related Party Warrant and April 2023 Related Party Warrant, the price per share at which the Qualified Offering is made (“Qualified Offering Price”), or (ii) in the event that no Qualified Offering has been consummated, the lower of: (A) $0.003 per share and (B) an amount equal to 70% of the average of the VWAP (or 50% of the average of the VWAP if an event of default has occurred and has not been cured) for the Common Stock over the ten Trading Days preceding the date of the delivery of the applicable exercise notice. If there is no effective registration statement covering the resale of the shares underlying the New Related Party Warrants and April 2023 Related Party Warrant within 180 days following the closing of the Qualified Offering: (i) exercise may be via cashless exercise, and (ii) 5% additional Warrants will be issued by the Company to the holders for any portion of each month without such effective registration statement, up to a maximum of 25%. The New Related Party Warrants and April 2023 Related Party Warrant contain certain price protection provisions providing for adjustment in the amount of securities issuable upon exercise of the New Related Party Warrants and April 2023 Related Party Warrant in case of certain future dilutive events or stock-splits and dividends.

As discussed above, on November 29, 2022, in order to induce the related party investors to exchange their respective convertible notes and preferred stock into the New Related Party Debentures, the aggregate principal amount and accrued interest payable of the exchanged convertible notes, and the stated value and accrued dividends of exchanged preferred stock was increased by 15% (the August 11, 2022 and September 2, 2022 Demand Promissory Notes were issued with 10% OID), or an aggregate amount of $1,046,167. This inducement fee was included in loss from debt extinguishment on the accompanying statement of operations during the year ended September 30, 2023. Additionally, the remaining debt discount on exchanged related party notes of $1,768,379 was written off and included in loss from debt extinguishment on the accompanying statement of operations for the year-ended September 30, 2023.

IMAC Convertible Secured Note

On August 16, 2023, the Company entered into a Convertible Secured Promissory Note with IMAC Holdings, Inc. for a total principal amount of $2,560,500. The note bears interest at 6% per annum and matures on August 16, 2024. Accrued interest is payable at the option of the holder on a quarterly basis. Upon maturity, in lieu of payment or as partial payment, the Company may, upon notice to the Holder, elect to convert some or all of the outstanding principal amount plus accrued and unpaid interest under this Note into a number of shares of the Company’s common stock at a price per share of $0.00313.

Upon the closing of the stock-for-stock reverse merger transaction contemplated in that certain Agreement and Plan of Merger, dated May 23, 2023, by and between the Company and the Holder, pursuant to which the Company will merge with a newly-formed wholly-owned subsidiary of the Holder and in which the Company will survive as a wholly-owned subsidiary of the Holder, the Conversion Amount shall automatically be converted into fully-paid and non-assessable shares of Common Stock at a price per share of $.00313.

From and after the Issue Date, the Conversion Amount, in whole or in part at any time and from time to time may be converted into shares of Company Stock at the election of the Holder, in its sole discretion. The number of shares of Company Stock to be issued upon the optional conversion of the Holder will be the conversion amount at a price per share of $.00313.

If the Company (a) fails to pay when due any principal or interest payment on the due date hereunder, and such payment shall not have been made within thirty days of the Company’s receipt of the Holder’s written notice to the Company of such failure to pay; (b) materially breaches any other covenant contained in this Note or the Security Agreement and such failure continues for forty-five days after the Company receives written notice of such material breach from the Holder; (c) voluntarily files for bankruptcy protection or makes a general assignment for the benefit of creditors; or (d) is the subject of an involuntary bankruptcy petition and such petition is not dismissed within ninety (90) days, then in any such case then the Holder may declare the Note in default and immediately due and payable in full. From that date forward, this Note shall bear interest at a rate of the lower of ten percent (10%) per annum or the highest rate allowed by applicable law, until paid in full or converted.

This Note is secured by all of the assets of the Company pursuant to that certain Amended and Restated Security Agreement (as amended, restated or otherwise modified from time to time, the “Security Agreement”) dated as of the Issue Date, between the Company and the Holder and each of the other parties thereto from time to time as specified in such Security Agreement. This Note shall rank pari passu as to the payment of principal and interest to those certain 10.0% Original Issue Discount Senior Secured Convertible Debentures of the Company issued pursuant to that certain Securities Purchase Agreement, dated as of November 29, 2022, as amended, and that certain Securities Exchange Agreement, dated as of November 29, 2022. This Note shall rank senior to any unsecured debt of the Company.

On August 28, 2023, the Company repaid $250,000 of the note.

As of September 30, 2023, the note has an outstanding principal balance of $2,310,500, which is included in convertible notes – related parties in the accompanying balance sheets, and has accrued interest payable of $17,708.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

On November 29, 2022, in connection with the Securities Exchange Agreements and New Convertible Debentures discussed below, the Second November 2021 Warrants, Third November 2021 Warrants, January 2022 Warrants, Second January 2022 Warrants, Second April 2022 Warrants, and the July 2022 Warrants, aggregating 566,406,072 warrants, were amended to reduce the exercise price to $0.003 per share. Additionally, 16,393,443 warrants issued to a placement agent in January 2022 were amended to reduce the exercise price to $0.003 per share. In conjunction with the price reduction, the price protection feature for all these warrants was eliminated. All other terms of the warrants remained the same. As a result of the November 29, 2022, amendment to the exercise price, the Company calculated the difference between the warrants fair values on November 29, 2022, the date of the amendment, using the then current exercise price ranging from $0.00366 to $0.00476 and the new exercise price of $0.003 and determined that the difference was insignificant.

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

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

The New Debentures mature on November 29, 2023, subject to a three-month extension at the sole discretion of the Company. On November 27, 2023, the Company announced its intention to automatically extend the Maturity Date of the Debentures for an additional three-month period such that the Debentures shall be due and payable on February 29, 2024 (See Note 14). The New Debentures bear interest at 10% per annum payable upon conversion or maturity. The Debentures are convertible into shares of Common Stock at any time after the maturity date and prior to Mandatory Conversion (as defined below) at the conversion price equal to the lesser of: (i) $0.003 per share and (ii) 70% of the average of the VWAP (as defined in the Debentures) (or 50% of the average of such VWAP if an event of default has occurred and has not been cured) of the Common Stock during the ten Trading Day (as defined in the New Debentures) period immediately prior to the applicable conversion date. The New Debentures are subject to Mandatory Conversion in the event the Company closes a Qualified Offering. The conversion price per share of Common Stock in the case of a Mandatory Conversion shall be the Qualified Offering Price. Alternatively, upon a Mandatory Conversion, the holders of the New Debentures may elect to exchange their Debentures for newly issued convertible preferred securities at a price per share equal to the Qualified Offering Price or the five-day VWAP of the Common Stock prior to the date that is 181 days after the closing of the Qualified Offering.

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

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

As discussed above, on November 29, 2022, in order to induce the investors to exchange their respective convertible notes and preferred stock into the New Debentures, the aggregate principal amount and accrued interest payable of the exchanged convertible notes, and the stated value of exchanged preferred stock was increased by 15%, or an aggregate amount of $669,992. This inducement fee was included in loss from debt extinguishment on the accompanying statement of operations during the year ended September 30, 2023. Additionally, the remaining debt discount on Exchanged Convertible Notes of $1,949,909 was written off and included in loss from debt extinguishment on the accompanying statement of operations during the year-ended September 30, 2023.

In connection with the Initial Closing of the private placement, the Company and Joseph Gunnar & Co. LLC, a U.S. registered broker-dealer (“Gunnar”), entered into a placement agency agreement (the “Placement Agency Agreement”), pursuant to which Gunnar agreed to act as the placement agent for the Offering (the “Placement Agent”). Pursuant to the terms of the Placement Agency Agreement, the Company agreed to (i) pay Gunnar a cash placement fee of 10% of the gross cash proceeds raised in the Offering, and (ii) issue to Gunnar warrants (the “PA Warrants”) on the terms identical to the Warrants sold in the Offering in an amount equal to 10% of the Underlying Securities sold to investors. As a result of the foregoing, in connection with the Initial Closing, the Company paid Gunnar an aggregate commission of $305,000. The Company also paid $50,000 in fees to Gunnar’s legal counsel and paid Gunnar a financial advisory fee of $50,000. In addition, Gunner received 124,489,795 warrants. Additionally, the Company issued 16,000,000 warrants to a consultant in connection with the private placement offering. Additionally, in connection with the Second Closing, the Company paid Gunnar an aggregate commission of $95,000, paid $7,500 in fees to Gunnar’s legal counsel, and Gunnar received 38,775,510 additional warrants. The Placement Agent warrants have the same terms as the Investor warrants noted above.

Analysis of Exchange Agreements, Related Party Debenture, April 2023 Related Party Debenture, and New Debentures, and Related Warrants

In accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company performed an assessment of whether the Exchange Agreement transactions with related parties and investors was deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt. The Company evaluated the November 29, 2022 Exchange Agreements for debt modification and concluded that the debt exchanges qualified for debt extinguishment. The Company determined the transactions were considered a debt extinguishment because the change in debt, the inducement premiums (related parties and third parties) discussed previously totaling $1,724,489, and the issuance of new warrants was substantial. Upon extinguishment, the Company had an aggregate of $3,718,288 of unamortized initial debt discount recorded which was written off and included in loss on debt extinguishment on the accompanying statement of operations during the year-ended September 30, 2023.

Derivative Liabilities Pursuant to Related Party Debentures and New Debentures and Related Warrants

Pursuant to the provisions of ASC 815-40 – Derivatives and Hedging – Contracts in an Entity’s Own Stock, the New Related Party Debentures, , the New Debentures, and the aggregate of 5,355,521,814 New Warrants issued in connection with the Exchange Agreements were analyzed and it was determined that the terms of the New Related Party Debentures, the April 2023 Related Party Debenture, the New Debentures and the related warrants contained terms that were considered derivatives due to the variable conversion of the Debentures and exercise price of the warrants, and other provisions which includes events not within the control of the Company. In accordance with ASC 815-40, the embedded conversion option contained in the debentures and the Warrants were accounted for as derivative liabilities at the date of issuance and shall be adjusted to fair value through earnings at each reporting date. The fair value of the embedded conversion options and warrants was determined using the Binomial Lattice valuation model. At the end of each period and the date notes convert or are repaid, the Company revalues the derivative liabilities resulting from the embedded options and warrants.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

In connection with the issuance of the New Related Party Debentures and the New Debentures, and the related 5,355,521,814 new warrants, on November 29, 2022, the initial measurement date, the aggregate fair values of the embedded conversion option derivatives and warrant derivatives of $41,961,095 was recorded as derivative liabilities and was attributable to the following: 1) $21,986,653 of derivative liabilities was attributable to the New Related Party Debentures and related warrants which was allocated to debt discount up to the net principal amount of the New Related Party Debentures of $8,837,284, with the remainder of $13,149,369 charged to current period operations as initial derivative expense, and 2) $19,974,442 of derivative liabilities was attributable to the New Debentures and related New Warrants which was allocated to debt discount up to the net principal amount of the New Debentures of $7,231,894, with the remainder of $12,742,548 charged to current period operations as initial derivative expense. In connection with the issuance of the New Debentures and related warrants, on January 27, 2023, the initial measurement date of the Second Closing, the aggregate fair values of the embedded conversion option derivatives and warrant derivatives of $2,192,488 was recorded as derivative liabilities and was attributable to the following: 1) $2,192,488 of derivative liabilities was attributable to the New Debentures and related warrants which was allocated to debt discount up to the net principal amount of the New Debentures of $831,922, with the remainder of $1,360,566 charged to current period operations as initial derivative expense. In connection with the issuance of the April 2023 Related Party Debenture and related warrant, on April 22, 2023, the initial measurement date of this closing, the aggregate fair values of the embedded conversion option derivatives and warrant derivatives of $326,630 was recorded as derivative liabilities and was attributable to the following: 1) $141,000 of derivative liabilities was attributable to the April 2023 Related Party Debenture and related warrant which was allocated to debt discount up to the remaining net principal amount of the April 2023 Related Party Debenture of $141,000 (after original issue discount of $14,100), with the remainder of $185,630 charged to current period operations as initial derivative expense. In connection with the revaluation and the initial derivative expense, the Company recorded an aggregate derivative income of $615,796 during the year-ended September 30, 2023, including an initial derivative expense of $27,438,113 and a change in fair value for the period of $(28,053,909).

The Company uses the Binomial Valuation Model to determine the fair value of its conversion options and new stock warrants which requires the Company to make several key judgments including:

●	the value of the Company’s common stock;
●	the expected life of issued stock warrants and convertible debt;
●	the expected volatility of the Company’s stock price;
●	the expected dividend yield to be realized over the life of the convertible debt and stock warrants; and
●	the risk-free interest rate over the expected life of the convertible debt and stock warrants.

During the year-ended September 30, 2023, the fair value of the embedded options and stock warrants were estimated at issuance using the Binomial Valuation Model with the following assumptions:

2023
Dividend rate	—%
Term (in years)	0.15 to 6.5 years
Volatility	148.59 to 396.53%
Risk—free interest rate	3.60% to 5.55%

The Company’s computation of the expected life of issued stock warrants was based on the simplified method as the Company does not have adequate exercise experience to determine the expected term. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of volatility was based on the historical volatility of the Company’s common stock.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

During the years-ended September 30, 2023 and 2022, amortization of debt discounts related to the convertible notes payable and exchanged Debentures was $15,284,413 and $738,521, respectively, which has been included in interest expense on the accompanying statements of operations.

Notes Payable - Related Parties

On September 30, 2023 and 2022, notes payable - related parties consisted of the following:

	September 30, 2023	September 30, 2022
Principal amount	$1,172,466	$350,000
Less: debt discount	(23,024)	-
Notes payable – related parties, net	1,149,442	350,000
Less: current portion of notes payable - related parties	(1,149,442)	(350,000)
Notes payable – related parties, net – long-term	$-	$-

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

On April 26, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for a principal amount of $100,000. The Company received proceeds of $100,000. The note bears an annual interest rate of 1%, matures on April 1, 2022, and can be prepaid in whole or in part without penalty. Pursuant to the note, the Company has a 90-day grace period following the maturity date after which the lender was permitted to charge a late payment fee equal to 1% of the outstanding principal balance and cost of collection, including legal fees. On May 5, 2022, the Company and Jeffrey Busch (collectively as “Parties”) amended the April 26, 2021 note with principal amount of $100,000 (“Original Note”) pursuant to which the Parties increased the principal amount to $350,000 (“New Note”) with the Company receiving an additional $250,000 of proceeds and added a contingent conversion feature. The New Note bears an annual interest rate of 1% (which shall increase to 2% in the event of a default) and matures on May 5, 2024. The New Note may not be prepaid and is only convertible upon an occurrence of a public offering. The outstanding principal plus any unpaid accrued interest (“Conversion Amount”) of the New Note is convertible into shares of common stock at the price for which the common stock was sold in the public offering. Pursuant to ASC 470-50 - Debt Modifications and Exchanges, the amendment was accounted for as a debt extinguishment because the contingent conversion feature added to the New Note resulted in a substantial modification of the Original Note. No gain or loss was recognized in connection with the debt extinguishment. As of September 30, 2023 and 2022, the New Note had an outstanding principal balance of $350,000, reflected as notes payable – related parties in the accompanying balance sheets since the conditions for its contingent conversion has not yet been met. As of September 30, 2023 and 2022, the Company had accrued interest payable reflected as accrued liabilities – related party on the note of $5,974 and $2,474, respectively (see Note 8).

On October 21, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for a principal amount of $150,000. The Company received proceeds of $150,000. The note bore an annual interest rate of 1%, matured on December 1, 2021, and could have been prepaid in whole or in part without penalty. Pursuant to the note, the Company has a 90-day grace period following the maturity date after which the lender was permitted to charge a late payment fee equal to 1% of the outstanding principal balance and cost of collection, including legal fees. During the year ended September 30, 2022, the Company fully paid the outstanding balance on the note. As of September 30, 2022, the note had no outstanding balance (see Note 8).

2023 Promissory Notes

On April 28, 2023, the Company entered into a Promissory Note Agreement with Douglas Mergenthaler who is a related party, for a principal amount of $110,000. The Company received proceeds of $100,000, net of original issue discount of $10,000. The note bears an annual interest rate of 10%, matures on April 28, 2024, and can be prepaid in whole or in part without penalty. If the Company raises at least $1,000,000 in a securities offering subsequent to the date of this note (a “Subsequent Offering”), Mr. Mergenthaler shall have the right, but not the obligation, to convert all amounts outstanding under this loan into the same security offered in the Subsequent Offering at the price per security being paid by the investors in such offering. On August 18, 2023, the Company repaid $108,000 of the note. As of September 30, 2023, the Note had an outstanding principal balance of $2,000, reflected as notes payable – related parties in the accompanying balance sheets and accrued interest payable of $3,218 (see Note 8).

From May 2023 to July 2023, the Company entered into Promissory Note Agreements with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for an aggregate principal amount of $521,966. The Company received proceeds of $487,681, net of original issue discount of $34,285. The notes bear an annual interest rate of 10%, mature in May and June 2024 and can be prepaid in whole or in part without penalty. If the Company raises at least $1,000,000 in a securities offering subsequent to the date of this note (a “Subsequent Offering”), Mr. Busch shall have the right, but not the obligation, to convert all amounts outstanding under this loan into the same security offered in the Subsequent Offering at the price per security being paid by the investors in such offering. In August 2023, the Company repaid $114,000 of these notes. As of September 30, 2023, these Notes had an outstanding principal balance of $380,966, reflected as notes payable – related parties in the accompanying balance sheets and accrued interest payable of $15,366, reflected as accrued liabilities – related parties in the accompanying balance sheet (see Note 8).

IMAC Promissory Note

On July 28, 2023, the Company issued a Promissory Note Agreement with IMAC Holdings, Inc. (“IMAC”) for a principal amount of $439,500. The Company received proceeds of $439,500. The note bears an annual interest rate of 6%, matures on July 28, 2024 and can be prepaid in whole or in part without penalty. The indebtedness evidenced by this Note is subordinated and junior in right of payment to the prior payment in full of all of the Company’s debentures issued pursuant to that certain Securities Purchase Agreement, dated as of November 29, 2022, as amended, and that certain Securities Exchange Agreement, dated as of November 29, 2022. As of September 30, 2023, this note had an outstanding principal balance of $439,500, reflected as notes payable – related parties in the accompanying balance sheets and accrued interest payable of $4,696, reflected as accrued liabilities – related parties in the accompanying balance sheet (see Note 8).

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

During the year ended September 30, 2023, amortization of debt discount related to notes payable – related parties was to $21,261.

Notes Payable - Other

In September 2017, the Company entered into a note agreement with a third-party investor. Pursuant to the note, the Company borrowed a principal amount of $1,000. The note bears an annual interest rate of 33.3%, is unsecured and in default due to non-payment of the balance pursuant to the repayment terms. As of September 30, 2023, the note had principal and accrued interest balances of $1,000 and $2,021, respectively. As of September 30, 2022, the note had principal and accrued interest balances of $1,000 and $1,689, respectively.

During the years ended September 30, 2023 and 2022, amortization of debt discounts on notes payable debt was $15,284,413 and $738,521, respectively, which is included in interest expense on the accompanying statements of operations.

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

Financing lease right-of-use assets (“Financing ROU”) is summarized below:

	September 30, 2023	September 30, 2022

Financing ROU assets	$231,841	$231,841
Less accumulated amortization	(212,853)	(166,887)
Balance of Financing ROU assets	$18,988	$64,954

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

For the years ended September 30, 2023 and 2022, amortization expense related to Financing ROU assets was $45,967 and $46,369, respectively.

Financing lease liability related to the Financing ROU assets is summarized below:

	September 30, 2023	September 30, 2022

Financing lease payables for equipment	$231,841	$231,841
Total financing lease payables	231,841	231,841
Payments of financing lease liabilities	(197,451)	(143,456)
Total	34,390	88,385
Less: short term portion	(30,262)	(53,995)
Long term portion	$4,128	$34,390

Future minimum lease payments under the financing lease agreements on September 30, 2023 are as follows:

Years ending September 30,	Amount

2024	$31,900
2025	4,185

Total minimum financing lease payments	36,085
Less: discount to fair value	(1,695)
Total financing lease payable on September 30, 2023	$34,390

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

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

Pursuant to the Lease Amendment, the Company will pay a total annual base rent of; (1) $115,823 for year one; (2) $119,310 for year two; (3) $122,893 for year three; (4) $126,580 for year four; (5) $130,377 for year five; (6) $135,163 for year six; (7) $139,218 for year seven; (8) $143,394 for year eight; (9) $147,696 for year nine; (10) $152,127 for year ten; (11) $156,331 for year eleven; (12) $161,391 for year twelve; (13) $166,233 for year thirteen; (14) $171,220 for year fourteen and; (15) $176,357 for year fifteen.

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

For the year ended September 30, 2023, lease costs related to operating lease ROU asset and operating lease liabilities was $209,102 which included base lease costs of $153,798 and other expenses such as common area maintenance and taxes of $55,304, all of which were expensed during the period and included in general and administrative expenses on the accompanying statements of operations. For the year ended September 30, 2022, lease costs related to operating lease ROU asset and operating lease liabilities was $155,184 which included base lease costs of $115,823 and other expenses such as common area maintenance and taxes of $39,361, all of which were expensed during the period and included in general and administrative expenses on the accompanying statements of operations.

Operating Right-of-use asset (“ROU”) is summarized below:

	September 30, 2023	September 30, 2022

Operating office lease	$1,212,708	$1,212,708
Less accumulated reduction	(108,362)	(57,847)
Balance of Operating ROU asset	$1,104,346	$1,154,861

Operating lease liability related to the ROU asset is summarized below:

	September 30, 2023	September 30, 2022

Operating office lease	$1,212,708	$1,212,708
Total operating lease liability	1,212,708	1,212,708
Reduction of operating lease liability	(54,947)	(29,396)
Total	1,157,761	1,183,312
Less: short term portion	(31,388)	(25,551)
Long term portion	$1,126,373	$1,157,761

Future base lease payments under the non-cancellable operating lease on September 30, 2023 are as follows:

Years ending September 30,	Amount

2024	$122,893
2025	126,580
2026	130,377
2027	135,163
2028	139,218
2029 and thereafter	1,274,749
Total minimum non-cancellable operating lease payments	1,928,980
Less: discount to fair value	(771,219)
Total operating lease liability on September 30, 2023	$1,157,761

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

NOTE 8 – RELATED-PARTY TRANSACTIONS

Convertible notes payable – related parties

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

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

On August 16, 2023, the Company and IMAC Holdings, Inc. (see Note 6) entered into a Convertible Secured Promissory Note (the “IMAC Note”) pursuant to which IMAC has loaned to the Company $2,560,500. The proceeds of the IMAC Note are being used by the Company for working capital and general corporate purposes. The IMAC Note will mature on August 16, 2024 and bears interest at 6% per annum payable quarterly, in cash, or, at the option of the holder, may accrue until conversion or maturity. The IMAC Note is convertible into shares of the Company’s common stock at any time after the issuance date at the conversion price equal to $0.00313 per share (the “Conversion Price”). All amounts outstanding under the IMAC Note shall automatically convert into shares of the Company’s common stock upon and immediately prior to the consummation of the Merger and shall be subject to the terms of the Merger Agreement. Upon maturity, in lieu of payment or as partial payment, the Company may elect to convert some or all of the outstanding amounts under the IMAC Note into shares of common stock at the Conversion Price.

Notes payable – related parties

On April 26, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors, for a principal amount of $100,000 (see Note 6). On May 5, 2022, the parties amended the April 26, 2021 note into the New Note with the Company receiving an additional $250,000 of proceeds and added a conversion feature. The New Note bears an annual interest rate of 1% (which shall increase to 2% in the event of a default) and matures on May 5, 2024. As of September 30, 2023, the New Note had an outstanding principal balance of $350,000, reflected as notes payable – related party in the accompanying balance sheet since the conditions for its contingent conversion has not yet been met, and accrued interest of $4,219 (see Note 6). As of September 30, 2023 and September 30, 2022, the New Note had an outstanding principal balance of $350,000, reflected as notes payable – related parties in the accompanying balance sheets since the conditions for its contingent conversion has not yet been met. As of September 30, 2023 and 2022, accrued interest amounted to $5,974 and $2,474, respectively (see Note 6).

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

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

During the year ended September 30, 2022, the Company advanced a total of $13,883 to a related party, which is an affiliate entity and a majority stockholder of the Company. During the year ended September 30, 2022, the Company recorded bad debt expense of $35,594 related to the write off of related party advances. As of September 30, 2023 and 2022, the Company had related party receivable balances of $0.

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

On May 4, 2023, the Company entered into a Promissory Note Agreement with Douglas Mergenthaler who is a related party, for a principal amount of $110,000. The Company received proceeds of $100,000, net of original issue discount of $10,000. The note bears an annual interest rate of 10%, matures on April 28, 2024 and can be prepaid in whole or in part without penalty. If the Company raises at least $1,000,000 in a securities offering subsequent to the date of this note (a “Subsequent Offering”), Mr. Mergenthaler shall have the right, but not the obligation, to convert all amounts outstanding under this loan into the same security offered in the Subsequent Offering at the price per security being paid by the investors in such offering. In August 2023, the Company repaid $108,000 of this note. As of September 30, 2023, this Note had an outstanding principal balance of $2,000, reflected as notes payable – related parties in the accompanying balance sheets and accrued interest payable of $3,218 (see Note 6).

From May 2023 to July 2023, the Company entered into Promissory Note Agreements with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for an aggregate principal amount of $521,966. The Company received proceeds of $487,681, net of original issue discount of $34,285. The notes bear an annual interest rate of 10%, mature though July 2024 and can be prepaid in whole or in part without penalty. If the Company raises at least $1,000,000 in a securities offering subsequent to the date of this note (a “Subsequent Offering”), Mr. Busch shall have the right, but not the obligation, to convert all amounts outstanding under this loan into the same security offered in the Subsequent Offering at the price per security being paid by the investors in such offering. In September 2023, the Company repaid $141,000 of these notes. As of September 30, 2023, these Notes had an outstanding principal balance of $380,966, reflected as notes payable – related parties in the accompanying balance sheets and accrued interest payable of $15,366 (see Note 6).

On July 28, 2023, the Company issued a Promissory Note Agreement with IMAC Holdings, Inc. (“IMAC”) for a principal amount of $439,500. The Company received proceeds of $439,500. The note bears an annual interest rate of 6%, matures on July 28, 2024 and can be prepaid in whole or in part without penalty. As of September 30, 2023, this note had an outstanding principal balance of $439,500, reflected as notes payable – related parties in the accompanying balance sheets and accrued interest payable of $4,696, reflected as accrued liabilities – related parties in the accompanying balance sheet (see Note 8).

Other

Effective January 1, 2021, the Company entered into a consulting agreement with Mr. Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor. The agreement was effective for a period of twelve months, commencing on January 1, 2021 and was renewed on a month-to-month basis, subject to the right of the Company and Mr. Kucharchuk to terminate the agreement in accordance with the agreement. Pursuant to the agreement, Mr. Kucharchuk shall be paid $2,000 per month. On April 30, 2023, this consulting agreement was terminated. On May 5, 2023, the Company and Mr. Kucharchuk entered into a letter agreement, whereby Mr. Kucharchuk was hired as the Company’s Chief Financial Officer. In connection with the letter agreement, Mr. Kucharchuk shall be paid $15,000 per month. As of September 30, 2023 and 30, 2022, the Company had an accounts payable – related party balance of $0 and $12,000 related to the consulting agreement, respectively.

In July 2023, the Ruxin Employment Agreement was terminated and Dr. Ruxin became the Company’s Chief Medical Officer (see consulting agreement below). In connection with the termination of the Ruxin Employment Agreement, the Company accrued a severance payment due of $900,000, which is included in accrued liabilities – related parties on the accompanying balance sheet at September 30, 2023. As of September 30, 2023, the Company had aggregate accrued payroll related to Dr. Ruxin’s salary deferment and accrued severance payment of $1,099,974, which is included in accrued liabilities – related parties on the accompanying balance sheet. As of September 30, 2022, the Company had aggregate accrued payroll related to Dr. Ruxin’s salary deferment and accrued severance payment of $112,500, which is included in accrued compensation on the accompanying balance sheet.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

As of September 30, 2023 and 2022, the Company owed several executives and directors for expense reimbursements and consulting fees in the aggregate amount of $10,000 and $16,223, respectively, which is reflected on the accompanying balance sheet as Accounts payable – related party.

On September 30, 2023 and 2022 net amounts due to related parties consisted of the following:

	September 30, 2023	September 30, 2022

Convertible notes principal – related parties	$11,440,792	$4,150,000
Discount on convertible notes - related parties	(1,509,975)	(1,844,186)
Note payable principal – related parties	1,172,466	350,000
Discount on notes - related parties	(23,024)	-
Accrued liabilities - related parties	1,886,051	76,927
Accounts payable – related parties	10,000	16,223
Total	$12,976,310	$2,748,964

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

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

As of September 30, 2023 and 2022, there were 667 shares of the Company’s Series A Preferred Stock issued and outstanding held by a former member of the Board of Directors.

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

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

SEPTEMBER 30, 2023 AND 2022

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

As of September 30, 2023 and 2022, the Company had 141 and 1,043 shares of Series C-1 Preferred Stock issued and outstanding, respectively.

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

As of September 30, 2023 and 2022, the Company had 0 and 3,037 shares of Series C-2 Preferred Stock, respectively, issued and outstanding.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

During the year ended September 30, 2023 and 2022, the Company incurred $26,301 and $160,000 of Series E dividends. As of September 30, 2023 and 2022, dividend payable balances were $0 and $40,329, respectively, reflected in the accompanying balance sheets as accrued liabilities.

As of September 30, 2023 and 2022, the Company had 0 and 1,000 shares of Series E Preferred Stock issued and outstanding classified as temporary equity in the accompanying balance sheets, respectively.

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

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

In accordance with ASC 470 – Debt, the $1,000,000 of proceeds was allocated based on the relative fair values of the Series F preferred stock and the Warrant of $42,808 and $957,192, respectively. Although ASC 470 is for debt instruments issued with warrants, preferred shares issued with warrants should be accounted for in a similar manner.

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

The relative fair value of the warrant of $957,192 was recorded as a discount associated with the Series F preferred stock and was fully amortized immediately because the Series F preferred stock was convertible on the date of issuance. The Company recorded $957,192 as deemed dividend.

On November 29, 2022, the Company entered into Securities Exchange Agreements with related party preferred stockholders, whereby related party holders of 500 shares of Series F preferred stock with a stated value of $1,000,000 and accrued dividends payable of $33,315 were exchanged for the New Related Party Debentures (See Note 6).

During the year-ended September 30, 2023 and 2022, the Company recorded dividends related to the Series F Preferred Stock in the amount of $13,151 and $80,000. As of September 30, 2023 and 2022, dividend payable balances were $0 and $20,164, respectively, reflected in the accompanying balance sheets as accrued liabilities instead of temporary equity.

As of September 30, 2023 and 2022, the Company had 0 and 500 shares of Series F Preferred Stock issued and outstanding classified as temporary equity in the accompanying balance sheets, respectively.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

Stock Options

Effective February 18, 2011, the Company’s Board of Directors (“Board”) adopted and approved the 2011 stock option plan. A total of 57 options to acquire shares of the Company’s common stock were authorized under the 2011 stock option plan. The plan expired on March 31, 2022.

On April 28, 2020, the Board approved the 2020 Equity Incentive Plan (“2020 Plan”), as amended on May 29, 2020.

On April 18, 2022, the Board terminated the 2020 Plan. The Company has no options issued and outstanding under the 2020 Plan.

On April 18, 2022, the Company’s Board and the shareholders approved the 2022 Equity Incentive Plan (“2022 Plan”) at which time the plan became effective. A total of 1,915,000,000 shares of the Company’s common stock were reserved for issuance under the 2022 Plan (“Reserved Share Amount”), subject to the adjustments described in the 2022 Plan, and such Reserved Share Amount, when issued in accordance with the 2022 Plan, shall be validly issued, fully paid, and non-assessable. Pursuant to the 2022 Plan, the option price of each incentive stock option (except those that constitute substitute awards) shall be at least the fair market value of a share on the grant date; provided, however, that in the event that a grantee is a ten percent stockholder as of the grant date, the option price of an incentive stock option shall be not less than 110% of the fair market value of a share on the grant date, in no case shall the option price of any option be less than the par value of a share.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

On May 26, 2022, the Company’s Board of Directors (“Board”) approved the future granting of stock options under the 2022 Equity Incentive Plan, to various employees and consultants. On August 16, 2022, the Company granted stock options to purchase 1,901,410,519 common shares of the Company to various employees and consultants with an exercise price of $0.0036 per share. The options expire on August 15, 2032, and vest over varying vesting terms through August 2026. The fair value of these option grants was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 365.1%; risk-free interest rate of 2.82%; and an estimated holding period of 10 years. The Company valued these stock option at a fair value of $7,985,924 and will record stock-based compensation expense over the vesting periods.

During the years ended September 30, 2023 and 2022, in connection with the accretion of stock-based option expense over the vesting period, the Company recorded stock option expense of $1,250,689 and $6,015,622, respectively. As of September 30, 2023, there were 1,664,270,920 options outstanding and 1,568,866,805 options vested, subject to the filing of a registration on Form S-8 for the registration of the shares underlying such options. As of September 30, 2023, there was $165,683 of unvested stock-based compensation expense to be recognized through August 2026.

The aggregate intrinsic value of vested options on September 30, 2023, was $0 and was calculated based on the difference between the quoted share price on September 30, 2023, of $.0009 and the exercise price of the underlying options.

Stock option activities for the years ended September 30, 2023 and 2022 are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Balance Outstanding September 30, 2021	-	-
Granted	1,901,410,519	0.0036
Forfeited/Expired	-	-
Balance Outstanding September 30, 2022	1,901,410,519	0.0036
Granted	-	-
Forfeited/Expired	(237,139,599)	0.0036
Balance Outstanding September 30, 2023	1,664,270,920	0.0036
Exercisable, September 30, 2023 (a)	1,568,866,805	0.0036

The following table summarizes additional information on the Company’s stock options outstanding at September 30, 2023:

Options Outstanding				Options Exercisable (a)
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.0036	1,664,270,920	8.88	0.0036	1,568,866,805	0.0036

(a)	All vested options are only exercisable upon the company filing an S-8 to register the underlying shares.

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

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

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

On November 29, 2022, in connection with the Securities Exchange Agreements and New Convertible Debt discussed in Note 6, the May 2021 Warrants, First November 2021 Warrants, First April 2022 Warrants, May 2022 Warrants, and June 2022 Warrants, aggregating 385,441,138 warrants, were amended to reduce the exercise price to $0.003 per share. Additionally, 63,897,764 warrants issued in connection with Series F preferred stock were amended to reduce the exercise price to $0.003 per share. All other terms of the warrants remained the same. As a result of the November 29, 2022 amendment to the exercise price, the Company calculated the difference between the warrants fair values on November 29, 2022, the date of the amendment, using the then current exercise price ranging from $0.00366 to $0.00476 and the new exercise price of $0.003 and determined that the difference was insignificant. (See Note 6).

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

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

In connection with the Initial Closing of the private placement discussed in Note 6, the Company and Gunnar entered into the Placement Agency Agreement, pursuant to which Gunnar agreed to act as the Placement Agent. Pursuant to the terms of the Placement Agency Agreement, Gunner received 124,489,795 warrants. Additionally, the Company issued 16,000,000 warrants to a consultant in connection with the private placement offering.

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

On April 22, 2023, the Company consummated the closing of the Offering pursuant to the terms and conditions of that certain Purchase Agreement, dated as of November 29, 2022, as discussed in Note 7. The Company issued 44,314,286 April 2023 Related Party Warrants to the Related Party Purchaser under the same terms as the November 29, 2022, and Second Closing.

Warrants activities for the years ended September 30, 2023 and 2022, are summarized as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Warrants	Price	(Years)	Value
Balance Outstanding on September 30, 2021	984,470,116	$0.0023	3.50	$-

Issued in connection with a convertible debt – related party (see Note 7 and Note 9)	321,543,374	0.0038	4.16

Issued in connection with a convertible debt (see Note 7)	582,799,515	0.0037	4.09

Balance Outstanding on September 30, 2022	1,888,813,005	0.0030	3.26	1,140,362

Issued in connection with a New Related Party Convertible Debentures (see Note 6)	2,608,654,988	0.003	5.0

Issued in connection with a New Convertible Debentures (see Note 6)	2,567,601,521	0.003	5.0
Issued to placement agent and consultant in connection with New Related Party and New Convertible Debentures (see Note 6)	179,265,305	0.003	5.0
Balance Outstanding on September 30, 2023	7,244,334,819	$0.0011	4.78	$1,665,567
Exercisable on September 30, 2023	7,044,334,819	$0.0011	4.86	$1,665,567

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Michael Ruxin, M.D.

On June 5, 2020, the Company and Dr. Michael Ruxin entered into an employment agreement (the “Ruxin Employment Agreement”) for Dr. Ruxin to serve as the Company’s Chief Executive Officer, President and a director.

The Ruxin Employment Agreement provided that Dr. Ruxin will be employed for a five-year term commencing on June 5, 2020. Dr. Ruxin was entitled to receive an annual base salary of $300,000 and was eligible for an annual discretionary bonus of 150% of such base salary. In the Ruxin Employment Agreement, Dr. Ruxin was entitled to, subject to the approval of the Board or a committee thereof, and under the 2022 Plan (i) a one-time grant of 49,047,059 Restricted Stock Units (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of common stock, In lieu of 49,047,059 RSU’s, on August 16, 2022, the Company granted 49,047,059 stock options plus the one-time grant of 420,691,653 stock options for an aggregate amount of 469,738,712 stock options with an exercise price of $0.0036 and an expiration date of August 15, 2032 and subject to vesting terms. Ruxin was entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. For the period of May 2021 through November 2021 and from August 15, 2022, to September 30, 2022, Dr. Ruxin deferred 50% of his salary.

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

Pursuant to the Ruxin Employment Agreement, if Dr. Ruxin’s employment is terminated by the Company without Cause, the Company shall make a severance payment to Dr. Ruxin in an amount equal to the sum of Mr. Ruxin’s Base Salary immediately prior to such termination multiplied by three (the “Severance Payment”), which due in 12 monthly equal installments beginning is sixty (60) days after the date on which Employee’s employment terminates (the “Termination Date”).

In July 2023, the Ruxin Employment Agreement was terminated and Dr. Ruxin became the Company’s Chief Medical Officer (see consulting agreement below).

In connection with the termination of the Ruxin Employment Agreement, the Company accrued a severance payment due of $900,000, which is included in accrued liabilities – related parties on the accompanying balance sheet on September 30, 2023.

As of September 30, 2023, the Company had aggregate accrued payroll related to Dr. Ruxin’s salary deferment and accrued severance payment of $1,099,974, which is included in accrued liabilities – related parties on the accompanying balance sheet. As of September 30, 2022, the Company had aggregate accrued payroll related to Dr. Ruxin’s salary deferment and accrued severance payment of $112,500, which is included in accrued compensation on the accompanying balance sheet.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

Jeffrey Busch

On June 5, 2020, the Company and Jeffrey Busch entered into an employment agreement (the “Busch Employment Agreement”) for Mr. Busch to serve as the Company’s Chairman of the Company and in such other positions as may be assigned from time to time by the board of directors.

The Busch Employment Agreement provides that Mr. Busch will be employed for a five-year term commencing on June 5, 2020. The term will be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Mr. Busch will be entitled to receive an annual base salary of $60,000 and will be eligible for an annual discretionary bonus. In the Busch Employment Agreement, Mr. Busch is entitled to, subject to the approval of the Board or committee thereof, and under the 2020 Plan (i) a one-time grant of 49,047,059 Restricted Stock (“RSUs”) and (ii) a one-time grant of options to purchase 420,691,653 shares of common stock. In lieu of 49,047,059 RSU’s, on August 16, 2022, the Company granted 49,047,059 stock option plus the one-time grant of 420,691,653 stock options for an aggregate amount of 469,738,712 stock options with an exercise price of $0.0036 and an expiration date of August 15, 2032, and subject to vesting terms. Mr. Busch is entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time.

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

As of September 30, 2023, and 2022, the Company had accrued director compensation of $252,500 and $192,500, respectively as Accrued expenses -related party on the accompanying balance sheet.

Thomas E. Chilcott, III

On September 24, 2020, the Company appointed Thomas E. Chilcott, III, to serve as the Chief Financial Officer. The Company entered into an offer letter with Mr. Chilcott which provided that his base salary will be $225,000 per year. Mr. Chilcott was entitled to participate in all medical and other benefits that the Company has established for its employees. The offer letter also provided that Mr. Chilcott will be granted an option to purchase up to 94,545,096 shares of the Company’s common stock which were granted on August 16, 2022 with an exercise price of $0.0036 and an expiration date of August 15, 2032 and subject to vesting terms.

On December 31, 2021, the Company’s Board approved an increase in the base salary of Thomas E. Chilcott, III, the Company’s Chief Financial Officer, from $225,000 to $300,000 per year. The increase was effective January 1, 2022. The Board also approved two new bonuses for which Mr. Chilcott was eligible: (i) a $37,500 bonus payable upon the Company’s completion of a capital raise of at least $1,000,000; and (ii) a $37,500 bonus payable upon the Company’s completion of a capital raise of at least $2,000,000 in the aggregate. On December 6, 2022, the Board approved a bonus compensation plan pursuant to which Thomas E. Chilcott, III, the Company’s Chief Financial Officer, was eligible for: (i) a $150,000 bonus payable upon the successful filing of the Company’s report on Form 10-K for the annual period ended September 30, 2022 (the “Annual Report “) on or before December 29, 2022; or (ii) a $100,000 bonus payable upon the successful filing of the Company’s Annual Report on or before January 13, 2023 (collectively, the “Bonus”). During the year ended September 30, 2023, an aggregate bonus of $150,000 was paid to Mr. Chilcott.

On May 5, 2023, Mr. Chilcott’s employment with the Company was terminated. On Mr. Chilcott’s employment termination date of employment 56,727,056 of the granted and unvested options were forfeited and the remaining 37,818,040 were forfeited 90 days after termination date.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

Faith Zaslavsky

On December 5, 2022, the Company appointed Faith Zaslavsky 48, as President and Chief Operating Officer of the Company, effective December 5, 2022. In connection with her appointment, on December 5, 2022, the Company and Ms. Zaslavsky entered into an offer letter which provides that Ms. Zaslavsky’s base salary will be $400,000 per year, and that beginning in calendar year 2023 she will be eligible to receive an annual incentive cash bonus of up to 35% of base salary at the discretion of the Board for the achievement of certain milestones to be agreed upon by Ms. Zaslavsky and the Company within 90 days of the Effective Date. Upon the Company’s creation of a new equity incentive plan or an increase in the number of shares available under the Company’s existing equity incentive plan, Ms. Zaslavsky will be granted 150,000,000 employee stock options vesting at 20% annually, beginning on the Effective Date. The employee stock options will have a strike price equal to the closing price of the Company’s common stock on the day that the Board approves Ms. Zaslavsky’s stock option package. Ms. Zaslavsky is eligible to participate in the benefit plans and programs generally available to the Company’s employees. Ms. Zaslavsky will also be entitled to reimbursement of reasonable business expenses incurred or paid by her in the performance of her duties and responsibilities for the Company, subject to any restrictions set by the Company from time to time and to such reasonable substantiation and documentation as may be specified by the Company from time to time. Ms. Zaslavsky’s employment with the Company is “at-will”, and either party can terminate the employment relationship at any time, for or without cause, with or without notice. The Offer Letter also contains standard restrictive covenants prohibiting Ms. Zaslavsky from engaging in competition with the Company within the United States during her employment and for a period of 24 months following the termination of her employment with the Company.

On June 28, 2023 the Company appointed Ms. Zaslavsky as the Company’s Chief Executive Officer.

Consulting Agreements

On July 5, 2020, the Company and a consultant entered into a Scientific Advisory Board Service Agreement (“Scientific Advisory Agreement”) which provides for; (i) $2,000 monthly compensation; (ii) 88,786,943 stock options   under the 2022 Plan, which were granted on August 16, 2022 with an exercise price of $0.0036 and an expiration date of August 15, 2032 and subject to vesting terms and; (iii) $1,500 per day for any special project requiring more than six hours of advisory service in a single day performed upon a written request from the Company. Either party may terminate the Scientific Advisory Agreement at any time upon ten days’ written notice to the other party unless either party neglects or fails to perform its obligations under the Scientific Advisory Agreement; then the termination notice shall be effective upon receipt of the same. In 2023, the Company increased the monthly compensation to the consultant to $3,000 per month. As of September 30, 2023, the Company had no payments due under the agreement.

On July 5, 2020, the Company and a consultant entered into a Pathology Advisory Board Service Agreement (the “Pathology Advisory Agreement”) which provides for; (i) $272 monthly compensation; (ii) 77,972,192 stock options under the 2022 Plan, which were granted on August 16, 2022 with an exercise price of $0.0036 and an expiration date of August 15, 2032 and subject to vesting terms and; (iii) $1,500 per day for any special project requiring more than six hours of advisory service in a single day performed upon a written request from the Company. Either party may terminate the Pathology Advisory Agreement at any time upon ten days’ written notice to the other party unless either party neglects or fails to perform its obligations under the Pathology Advisory Agreement; then the termination notice shall be effective upon receipt of the same. As of September 30, 2023 and 2022, the Company had $15,504 and $12,240, respectively, reflected as accrued expenses on the accompanying balance sheet for payments due under the agreement.

Effective January 1, 2021, the Company entered into a consulting agreement with Andrew Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor. The agreement was effective for a period of twelve months, commencing on January 1, 2021, and would renew on a month-to month basis, subject to the right of the Company and Mr. Kucharchuk to terminate the agreement in accordance with the terms of the agreement. Pursuant to the agreement, Mr. Kucharchuk was $2,000 per month. The Company terminated the agreement with thirty-day’s written notice on March 30, 2023, with an effective date of termination of April 30, 2023. As of September 30, 2022, the Company had an accounts payable – related payable balance of $12,000 related to this consulting agreement. As of September 30, 2023, no payments were due under this contract.

On July 14, 2023, the Company terminated the employment agreement and entered into a Chief Medical Officer Consulting Agreement with Dr. Michael Ruxin, the Company’s former Chief Executive Officer, to serve as the Company’s Chief Medical Officer. For compensation for services provided by Dr, Ruxin as a Chief Medical Officer Consultant (a) the Company shall pay Dr, Ruxin compensation equal to $10,000 per month, (b) the Company shall amend the Dr. Ruxin’s existing option award agreement so that upon a “Separation from Service” instead of having 3 months to exercise the options, Dr. Ruxin’s options shall be exercisable until their expiration date and (c) the Company shall issue Dr. Ruxin options to purchase shares of the Company’s common stock in accordance with the Company’s newly planned Equity Incentive Plan, according to the standard amounts awarded to Chief Medical Officers, as well as taking into consideration the past 5 years of service to the company as is planned for current employees, subject to Board approval. This Agreement commenced on July 14, 2023. And will continue for one year and will be brought to the Board of Directors annually for renewal approval based on prior year performance metrics and then for subsequent one-year periods if not terminated 60 days prior to renewal.

License Agreements

GMU License Agreement

In September 2006, the Company entered into an exclusive license agreement with George Mason Intellectual Properties (“GMU License Agreement”), a non-profit corporation formed for the benefit of George Mason University (“GMU”) which: (1) grants an exclusive worldwide license, with the right to grant sublicenses, under the licensed inventions to make, have made, import, use, market, offer for sale and sell products designed, manufactured, used and/or marketed for all fields and for all uses, subject to the exclusions as defined in the GMU License Agreement; (2) grants an exclusive option to license past, existing, or future inventions in the Company’s field, from inventors that are obligated to assign to GMU and who have signed a memorandum of understanding acknowledging that developed intellectual property will be offered, subject to the exclusions as defined in the GMU License Agreement; (3) the license and option granted specifically excludes biomarkers for lung, ovarian, and breast cancers in a diagnostic field of use and GMU inventions developed using materials obtained from third parties under agreements granting rights to inventions made using said materials and; (4) grants right to assign or otherwise transfer the license so long as such assignment or transfer is accompanied by a change of control transaction and GMU is given 14 days’ prior notice. In addition, the Company is required to make an annual payment of $50,000 to GMU as well as pay GMU a quarterly royalty equal to the net revenue multiplied by one and one-half percent (1.5%), due on a quarterly basis or a quarterly sublicense royalty equal to the net revenue multiplied by fifteen percent (15%). Further, the Company has the right of first refusal for all technology associated with RPPA technology from GMU. As of September 30, 2023, and 2022, the Company has accrued royalty fees of $33,533 and $2,443, respectively, reflected in the accompanying balance sheet in accrued liabilities.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

NIH License Agreement

In March 2018, the Company entered into two license agreement (“NIH License Agreements”) with the National Institutes of Health (“NIH”) which grants the Company an exclusive and a nonexclusive United States license for certain patents. The two patents licensed under the exclusive agreement expire on March 10, 2024. Pursuant to the NIH License Agreement, the Company is required to make an annual payment of $1,000 to the NIH as well as pay the NIH a royalty equal to the net sales multiplied by three percent (3.0%) every June 30th and December 31st. Commencing on January 1st of the year following the year of the first commercial sale, the Company is subject to a non-refundable minimum annual royalty of $5,000. In addition, a sublicense royalty equal to the net revenue multiplied by ten percent (10%) will be payable upon sublicensing. As of September 30, 2023 and 2022, the Company has accrued royalty fees of $45,509 and $0, respectively, reflected in the accompanying balance sheet in accrued liabilities.

Vanderbilt License Agreement

In March 2023, the Company entered into a license agreement (“Vanderbilt License Agreement”) with the Vanderbilt University (“Vanderbilt”) which grants the Company an exclusive license for certain patents. Pursuant to Vanderbilt License Agreement, the Company is required to pay patent fees incurred by Vanderbilt prior to the effective date of the agreement of $18,917 and to make an annual licensing payment of $5,556. Additionally, Vanderbilt is entitled to receive a royalty semi-annually equal to the gross sales based upon tiered structure subject to the level of patent utilization ranging from 0.25% to 2.0%. As of September 30, 2023, the Company has accrued royalty fees of $1,909.

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

Other Contingencies

Pursuant to ASC 450-20 – Loss Contingencies, liabilities for contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. On June 5, 2020, the Company acquired the assets of Avant Diagnostics, Inc., pursuant to the Asset Purchase Agreement dated May 12, 2020, between the Company and Avant. As of September 30, 2023 and 2022, the Company has recorded a contingent liability of $85,640 and $78,440, respectively, resulting from certain liabilities from the asset purchase. The contingent liabilities consisted of two notes payables with a total outstanding principal balance of $40,000 as of September 30, 2023 and 2022, and accrued interest payable of $45,640 and 38,440 as of September 30, 2023 and 2022, respectively.

Legal Action

On December 10, 2021, YPH LLC filed a complaint against the Company in the District Court for the Southern District of New York alleging that Theralink breached its Certificate of Designation for Series C-1 Convertible Preferred Stock by failing to honor a conversion notice submitted to it by YPH. Based on these and other allegations, Plaintiff asserted a breach of contract claim claiming that it has damages in excess of $100 million. On September 28, 2023, the Company and YHP LLC entered into a settlement agreement. In consideration of the mutual releases and other terms set forth in this Settlement Agreement, the Company shall pay to YPH the total sum of $87,000 (the “Settlement Payment”) in settlement of all claims that were asserted or that could have been asserted in the Action. The Settlement Payment is payable as follows: (a) $25,000 was due and paid upon the Effective Date of the Settlement Agreement; (b) $62,000 shall be payable in three equal monthly installments as follows: (i) $20,666.67 due and paid on before October 31, 2023; (ii) $20,666.67 due on or before November 30, 2023 (iii) $20,666.67 due on or before December 31, 2023. As of September 30, 2023, the settlement amount of $62,000 was included in accounts payable on the accompanying balance sheet.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

On August 16, 2022, Erika Singleton filed a complaint against the Company in the Eighth Judicial District Court, Clark County, Nevada, Case No. A-22-857038-C. Plaintiff alleges that the Company did not provide her with physical stock certificates for 200,000 shares of common stock Plaintiff purchased for $2,000 in 2017. Based on these and other allegations, Plaintiff asserts claims against the Company for breach of contract, violation of Florida securities law, fraud, and unjust enrichment. On December 4, 2023, the court granted the plaintiff a motion of leave to amend the complaint. The Company plans to file a motion to dismiss the amended claims.

NOTE 11 – INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets on September 30, 2023 and 2022 consist of net operating loss carry-forwards. The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the fiscal years ended September 30, 2023 and 2022 are as follow:

	Years Ended September 30,
	2023	2022
Income tax benefit at U.S. statutory rate of 21%	$(6,490,576)	$(2,675,812)
Income tax benefit – state	(1,431,017)	(589,953)
Non-deductible expenses	5,473,710	1,543,675)
Change in valuation allowance	2,447,883	1,722,090
Total provision for income tax	$—	$—

The Company’s approximate net deferred tax asset as of September 30, 2023 and 2022 was as follow:

	Years Ended September 30,
	2023	2022
Net operating loss carry-forwards	$15,415,019	$12,967,136
Total deferred tax asset	15,415,019	12,967,136
Less: valuation allowance	(15,415,019)	(12,967,136)
Net deferred tax asset	$—	$—

The gross operating loss carry forward available to the Company was $60,144,437 on September 30, 2023. The Company provided a full valuation allowance equal to the net deferred income tax asset as of September 30, 2023 and 2022 because it was not known whether future taxable income will be sufficient to utilize the loss carry-forwards. Additionally, the future utilization of the net operating loss carry-forwards to offset future taxable income is subject to annual limitations as a result of ownership or business changes that occurred prior to fiscal year 2023 and may occur in the future. The Company has not conducted a study to determine the limitations on the utilization of these net operating loss carry-forwards.

The increase in the valuation allowance was $2,447,883 in fiscal year 2023 and total net tax effected loss carry-forwards on September 30, 2023 was $15,415,019. The potential tax benefit arising from the loss carry-forward of approximately $8,050,201 accumulated through September 30, 2017, will expire in 2037. The potential tax benefit arising from the net operating loss carry-forward of $7,364,818 occurred after the effective date of the current tax act and can be carried forward indefinitely within the annual usage limitations.

THERALINK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 AND 2022

NOTE 12 - AGREEMENT AND PLAN OF MERGER

On May 23, 2023, the Company entered into an Agreement and Plan of Merger  with IMAC Holdings, Inc., a Delaware corporation (Nasdaq: BACK) (“IMAC”), and IMAC Merger Sub, Inc., a Delaware corporation and a newly formed, wholly owned subsidiary of IMAC (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and a wholly owned subsidiary of IMAC. On May 22, 2023, the board of directors of IMAC, and the Board of Directors of Theralink unanimously approved the Merger Agreement.

At the effective time of the Merger , each share of the Company’s common stock and each share of preferred stock of Theralink issued and outstanding immediately prior to the effective Time will be converted into and will thereafter represent the right to receive a portion of a share of common stock of IMAC, par value $0.001 such that the total number of IMAC Shares issued to the holders of Theralink Shares shall equal 85% of the total number of IMAC Shares outstanding as of the Effective Time.

At the effective time of the merger, each award of the Company’s stock options , whether or not then vested or exercisable, that is outstanding immediately prior to the eEffective time, will be assumed by IMAC and converted into a stock option relating to a number of IMAC Shares equal to the product of: (i) the number of shares of Theralink Common Stock subject to such Theralink Stock Option; and (ii) ratio which results from dividing one share of Theralink Common Stock by the portion of a IMAC Share issuable for such share as finally determined at the Effective Time (the “Exchange Ratio”), at an exercise price per IMAC Share (rounded up to the nearest whole cent) equal to the quotient obtained by dividing (A) the exercise price per share of Theralink Common Stock of such Theralink Stock Option by (B) the Exchange Ratio.

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

Upon completion of the Merger, it is anticipated that the transaction with be accounted for as a reverse acquisition and recapitalization of the Company. The Company is expecting to close the merger transaction in early 2024.

NOTE 14 – SUBSEQUENT EVENTS

Repayment of Interest – IMAC

On November 20, 2023, the Company paid $18,087 of interest on the August 14, 2023, IMAC convertible note.

Due Date Extension of New Debentures and New Related Party Debentures and April 2023 Related Party Debenture

On November 28, 2023, the Company elected to extend the New Debentures and New Related Party Debentures and April 2023 Related Party Debenture for three months until February 28, 2023 (see Note 6). In connection with this extension, at the expiration of the original Maturity Date of the New Debentures and New Related Party Debentures and April 2023 Related Party Debenture, the sum of (a) the outstanding principal amount of the Debentures, plus (b) accrued and unpaid interest thereon at the expiration of the original Maturity Date, plus (c) all other amounts, costs, expenses and liquidated was increased by 5%, or an aggregate of $995,527.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERALINK TECHNOLOGIES, INC.

Dated: January 5, 2024	By:	/s/ Faith Zavlavsky
Faith Zavlavsky
Chief Executive Officer

Dated: January 5, 2024	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Faith Zavlavsky	Chief Executive Officer	January 5, 2024
Faith Zavlavsky	(Principal Executive Officer)

/s/ Andrew Kucharchuk	Chief Financial Officer (Principal	January 5, 2024
Andrew Kucharchuk	Financial Officer and Principal Accounting Officer)

/s/ Jeffrey Busch	Chairman of the Board of Directors	January 5, 2024
Jeffrey Busch

/s/ Yvonne C. Fors	Director	January 5, 2024
Yvonne C. Fors

/s/ Michael Ruxin, M.D.	Director	January 5, 2024
Michael Ruxin, M.D.

/s/ Matthew Schwartz	Director	January 5, 2024
Matthew Schwartz

/s/ Danica Holly	Director	January 5, 2024
Danica Holly

43