Form 10-K/A
period 2023-09-30
THERALINK TECHNOLOGIES, INC.
filed 2024-02-15
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The registrant had 6,151,499,919 shares of its common stock, par value $0.0001, issued and outstanding as of January 28, 2024.

Audit Firm Id	Auditor Name:	Auditor Location
106	Salberg & Company, P.A	Boca Raton, Florida

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2023 Form 10-K”) of Theralink Technologies, Inc. (the “Company”) for the year ended September 30, 2023 (“Fiscal 2023”), as filed with the Securities and Exchange Commission (the “SEC”) on January 5, 2024. We are filing this Amendment to amend Part III of the 2023 Form 10-K to include the information required by and not included in Part III of the 2023 Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of Fiscal 2023.

In addition, the Exhibit Index in Item 15 of Part IV of the 2023 Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2023 Form 10-K. The 2023 Form 10-K continues to speak as of the date of the 2023 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2023 Form 10-K other than as expressly indicated in this Amendment.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Executive Officers

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this report.

Name	Age	Position
Faith Zaslavsky	51	Chief Executive Officer, Chief Operating Officer, and President
Andrew Kucharchuk	43	Chief Financial Officer and Director
Jeffrey Busch	66	Chairman of the Board
Yvonne C. Fors	51	Director
Danica Holley	51	Director
Mick Ruxin, M.D.	78	Director
Matthew Schwartz	50	Director

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

Faith Zaslavsky

Ms. Zaslavsky was appointed as the Company’s CEO on June 26, 2023. She has also served as President and Chief Operating Officer since December 5, 2022. Prior to her current position, Ms. Zaslavsky served as President of Oncology for Myriad Genetic Laboratories, (NASDAQ- MYGN). Her responsibilities included overseeing all commercial functions which include leading Medical Services, Medical Affairs, National and Enterprise Accounts and Sales and Marketing. She has spent 22 years leading and transforming teams, designing solutions for physicians to support care and advocating for patients facing a journey with cancer. She received a Business Administration degree from Washington State University. Ms. Zaslavsky also serves on the board of directors of the American Society of Breast Surgeons Foundation.

Andrew Kucharchuk

On May 5, 2023, Mr. Kucharchuk was appointed as the Company’s Chief Financial Officer. Mr. Kucharchuk has served as a director of our Company since June 2020. Mr. Kucharchuk also served as our Chief Financial Officer from August 2020 until September 2020. Mr. Kucharchuk was previously the Chief Executive Officer and Chief Financial Officer of OncBioMune, Inc. prior to the Asset Sale. Mr. Kucharchuk is currently the Chief Operating Officer and on the Board of Directors of Adhera Therapeutics, Inc. (OTCQB: ATRX), a late clinical stage biotechnology company, with an asset in the Parkinson’s space. Mr. Kucharchuk is a graduate of Louisiana State University and Tulane University’s Freeman School of Business, where he earned an MBA with a Finance Concentration. Mr. Kucharchuk’s role as a former executive officer of our Company gives him insights into our day-to-day operations and a practical understanding of the issues and opportunities that face us which uniquely qualify him to serve as a member of our Board.

Mick Ruxin, M.D.

Dr. Ruxin has served as a director of the Company since June 2020. Previously, he was the Chief Executive Officer of the Company from June 2020 to June 2023 and currently serves as the Company’s Chief Medical Officer. Dr. Ruxin was the Chief Executive Officer and President of Avant prior to the Asset Sale to Theralink.Previously, he was a strategic advisor to Avant and was the Chairman, CEO and Founder of Global Med Technologies, Inc. (GLOB). He grew GLOB from a foundational concept to an international medical software company, specializing in FDA approved software, with specific diagnostic capabilities, and serving over 30 countries on 4 continents. Under his leadership, GLOB had its initial financing, its initial public offering and subsequent follow-on financings. Dr. Ruxin also founded PeopleMed, Inc., a validation and chronic disease management software subsidiary of GLOB. In addition, he conceived and executed the acquisition and financing of Inlog, a French software company serving the EU, becoming the Directeur General responsible for European Operations—and eDonor, a US based regulated software company serving domestic and international blood donor centers. Prior to Dr. Ruxin engineering the sale of GLOB to a NYSE company, Haemonetics Corp. (HAE), he led his team to national prominence by being awarded the #1 position in quality of product and customer service against billion-dollar software companies, rated by an industry-respected, independent software rating service. After GLOB’s acquisition by Haemonetics, Dr. Ruxin was asked to stay with the company through the transition. Dr. Ruxin was on the Executive Management Team (EMT) at Haemonetics for approximately 6 months after the merger. The EMT was responsible for diagnostic strategies and identified domestic and international software opportunities for the company. Before founding Global Med Technologies, Dr. Ruxin founded and was President and CEO of DataMed International, Inc. (DMI), a private, international drugs of abuse management company (from 1989-1997). DMI’s clients included FedEx, International Multi-Foods, Los Alamos National Laboratories, Chevron, ConAgra, Nestles and AT&T, among over 500 other companies. Dr. Ruxin was one of the first 10 certified Medical Review Officers in the country, and he participated in writing the Federal legislation for drugs of abuse testing. Dr. Ruxin received his M.D. degree from the University of Southern California School of Medicine and his B.A degree in Philosophy from the University of Pittsburgh.

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

Danica Holley

Ms. Holley has served as a director of the Company since April 2022. Ms. Holley serves as the Chief Operating Officer of Global Medical REIT Inc. (NYSE: GMRE) since March 2016. As COO, she has shepherded the organization’s growth from infancy, IPO, to now over $1.4 billion gross real estate assets under management. Ms. Holley leads the operational, risk and ESG initiatives at GMRE. Ms. Holley’s management and business development experience spans more than 18 years with an emphasis on working in an international environment. She has extensive experience in international program management, government procurement, and global business rollouts and start-ups. As Executive Director for Safe Blood International Foundation, from April 2008 to July 2016, she oversaw national health initiatives in Africa and Asia, including an Ebola response project. Ms. Holley has more than two decades of experience managing multinational teams for complex service delivery across disciplines. Ms. Holley currently serves on the Board of Directors for Mobile Infrastructure Corporation, where she is a member of the audit, compensation and nominating and governance committees. She received a B.S.F.S from the Edmund Walsh School of Foreign Service at Georgetown University in International Law, Politics and Organization, an African Studies Certificate and Arabic Proficiency (May 1994). She studied International Organization at the School for International Training, Brattleboro, Vermont and Rabat, Morocco (January 1993 to June 1993). She is an ICF certified executive leadership coach and an alumna of Georgetown University’s Graduate Executive Leadership Coaching Program (September 2010). In 2018, she completed Harvard Business School’s Finance for Senior Executives program.

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

Based solely on our review of the forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our directors, executive officers, and persons who own more than 10% of our common stock were timely filed during fiscal 2023, except:

●	Faith Zaslavsky filed a late Form 3 on December 19, 2023 for a transaction dated December 5, 2022;
●	Matthew Schwartz filed a late Form 4 on January 26, 2024for a transaction dated November 29, 2022;
●	Danica Holley filed a late Form 4 on January 26, 2024for a transaction dated November 29, 2022; and
●	Jeffrey Busch filed a late Form 4 on February 2, 2024 for transactions dated November 29, 2022 and April 22, 2023.

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

Committees of the Board

Our Board held six formal meetings during the year ended September 30, 2023. All other proceedings of our Board were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held. During 2023, each incumbent director attended 75% or more of the meetings of our Board.

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

Our Board fulfills the functions of an audit committee. We believe that our Board is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Board does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the Board. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstance given the early stages of our development.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

For our fiscal year ended September 30, 2023, our Named Executive Officers were:

(i)	Faith Zaslavsky, our Chief Executive Officer, who has served as our Chief Executive Officer since June 26, 2023, and served as the Company’s President and Chief Operating from December 5, 2022, until her appointment as CEO on June 26, 2023;

(ii)	Andrew Kucharchuk, our Chief Financial Officer, has served as our Chief Financial Officer since May 2023;

(iii)	Mick Ruxin, M.D., our former Chief Executive Officer, who served as our Chief Executive Officer from June 2020 to June 26, 2023; and

(iv)	Thomas E. Chilcott, our former Chief Financial Officer,who served as our Chief Financial Officer, Secretary and Treasurer from September 2020 to May 5, 2023.

The following table shows compensation awarded to, paid to, or earned by our Named Executive Officers for the fiscal years ended September 30, 2023 and 2022:

SUMMARY COMPENSATION TABLE

FOR OUR NAMED EXECUTIVE OFFICERS

					Stock	Option	All
Name and Principal		Salary		Bonus	Award	Awards	Other
Position	Year	($)		($)	($)	($)(1)	Compensation		Total ($)
(a)	(b)	(c)		(d)	(e)	(f)	(g)		(h)
Named Executive Officers
Faith Zaslavsky
Chief Executive Officer	2023	$330,512		$-	$-	$-	$		$330,512
	2022	-		-	-	-	-

Andrew Kucharchuk
Chief Financial Officer	2023	$71,613		$30,000	$-	$-	$21,000	(2)	$122,613
	2022

Mick Ruxin
Chief Executive Officer	2023	$224,395	(3)	$-	$-		$936,783	(4)	1,161,178
(prior)	2022	$300,000	(3)	$-	$-	$1,972,903	$10,142	(4)	2,283,045

Thomas E. Chilcott
Chief Financial Officer	2023	$192,269	(5)	$150,000	(5)		$31,604	(6)	373,873
(prior)	2022	$259,375	(5)	$75,000	(5)	$397,089		$(6)	740,918

(1)

The amounts reported under “Option Awards” in the above table reflect the grant date fair value of these awards as determined in accordance with the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718, Compensation – Stock Compensation, rather than amounts paid to or realized by the named individual. The value of the option awards was estimated using the Black-Scholes option pricing model. The valuation assumptions used in the valuation of options granted may be found in Note 10 to our financial statements included in this annual report on Form 10-K for the year ended September 30, 2023.

(2)	Consulting fees paid to Mr. Kucharchuk for the period October 1, 2023 thru termination of his consulting agreement on April 30, 2024.

(3)	On June 5, 2020, Dr. Ruxin was appointed to serve as our Chief Executive Officer with an annual salary of $300,000 pursuant to his employment agreement dated June 5, 2020. On July 14, 2023, Dr. Ruxin’s employment agreement was terminated. As of September 30, 2023, the Company had accrued compensation payable to Dr. Ruxin under the agreement totaling $171,128.

(4)	Represents Dr. Ruxin’s severance of $900,000, health insurance allowance totaling $7,937 and accrued paid-time off totaling $28,846 as of the date of his employment contract termination.

(5)	Mr. Chilcott served as the Company’s Chief Financial Officer, Secretary and Treasurer until May 5, 2023. On December 6, 2022, the Board approved a $150,000 bonus for Mr. Chilcott for the successful filing of the Company’s report on Form 10-K for the annual period ended September 30, 2022.

(6)	Represents Mr. Chilcott’s health insurance allowance of $7,354 and $24,250 paid for accrued vacation as of the date of his termination on May 5, 2023.

Our executive officers are reimbursed by us for any out-of-pocket expenses incurred in connection with activities conducted on our behalf.

Employment Agreements

Faith Zaslavsky

On December 5, 2022, the Company appointed Faith Zaslavsky, as President and Chief Operating Officer of the Company, effective December 5, 2022. In connection with her appointment, on December 5, 2022, the Company and Ms. Zaslavsky entered into an offer letter which provides that Ms. Zaslavsky’s base salary will be $400,000 per year, and that beginning in calendar year 2023 she will be eligible to receive an annual incentive cash bonus of up to 35% of base salary at the discretion of the Board for the achievement of certain milestones to be agreed upon by Ms. Zaslavsky and the Company within 90 days of the Effective Date. Upon the Company’s creation of a new equity incentive plan or an increase in the number of shares available under the Company’s existing equity incentive plan, Ms. Zaslavsky will be granted 150,000,000 employee stock options vesting at 20% annually, beginning on the Effective Date. The employee stock options will have a strike price equal to the closing price of the Company’s common stock on the day that the Board approves Ms. Zaslavsky’s stock option package. Ms. Zaslavsky is eligible to participate in the benefit plans and programs generally available to the Company’s employees. Ms. Zaslavsky will also be entitled to reimbursement of reasonable business expenses incurred or paid by her in the performance of her duties and responsibilities for the Company, subject to any restrictions set by the Company from time to time and to such reasonable substantiation and documentation as may be specified by the Company from time to time. Ms. Zaslavsky’s employment with the Company is “at-will”, and either party can terminate the employment relationship at any time, for or without cause, with or without notice. The Offer Letter also contains standard restrictive covenants prohibiting Ms. Zaslavsky from engaging in competition with the Company within the United States during her employment and for a period of 24 months following the termination of her employment with the Company.

On June 28, 2023, the Company appointed Ms. Zaslavsky as the Company’s Chief Executive Officer. There was no change to Ms. Zaslavsky’s offer letter as a result.

Andrew Kucharchuk

On May 5, 2023, the Company appointed Andrew Kucharchuk, a member of the Board of Directors of the Company, as Chief Financial Officer, effective May 8, 2023. The agreement proved for a base salary of $180,000 per year. Mr. Kucharchuk is eligible to participate in the benefit plans and programs generally available to the Company’s employees. Mr. Kucharchuk will also be entitled to reimbursement of all reasonable business expenses incurred or paid by him in the performance of his duties and responsibilities for the Company, subject to receipt of evidence of such expenses reasonably satisfactory to the Company. Mr. Kucharchuk’s employment with the Company is “at-will”, and either party can terminate the employment relationship at any time, for or without cause, with or without notice.

On September 15, 2023, Mr. Kucharchuk’s salary was increased to $199,999 per year. In addition, on September 30, 2023, the Company approved a $30,000 bonus payable to Mr. Kucharchuk for his successful efforts with respect to the Company’s Registration Statement on Form S-4 filed with the United States Securities and Exchange Commission on September 29, 2023.

Mick Ruxin, M.D.

On June 5, 2020, the Company and Dr. Michael Ruxin entered into an employment agreement (the “Ruxin Employment Agreement”) for Dr. Ruxin to serve as the Company’s Chief Executive Officer, President and a director.

Dr. Ruxin’s Employment Agreement was for a five-year term commencing on June 5, 2020. The agreement could be automatically extended for one additional year upon the fifth anniversary of the effective date without any affirmative action, unless either party to the agreement provides at least sixty (60) days’ advance written notice to the other party that the employment period will not be extended. Dr. Ruxin will be entitled to receive an annual base salary of $300,000 and will be eligible for an annual discretionary bonus of 150% of such base salary. Dr. Ruxin was entitled to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. Per the agreement, on August 16, 2022, the Board granted Dr. Ruxin 469,738,712 options under the 2022 Equity Incentive Plan.

Dr. Ruxin was an “at-will” employee subject to termination by the Company at any time, with or without cause. On July 14, 2023, the Company terminated the employment agreement. In the event Dr. Ruxin’s employment is terminated by the Company without Cause (as defined in the Ruxin Agreement), with Good Reason (as defined in the Ruxin Agreement) or as a result of a non-renewal of the term of employment under the Ruxin Agreement, Dr. Ruxin shall be entitled to receive the sum of (I) the Severance Multiple (as defined below), multiplied by his base salary immediately prior to such termination and (II) a pro-rata portion of his bonus for the year in which such termination occurs equal to (a) his bonus for the most recently completed calendar year (if any), multiplied by (b) a fraction, the numerator of which is the number of days that have elapsed from the beginning of such calendar year through the date of termination and the denominator of which is the total number of days in such calendar year. “Severance Multiple” shall mean 3.0; provided, however, that if the date of termination occurs on or at any time during the twelve (12)-month period following a Change in Control, the Severance Multiple shall mean 4.0. In addition, the Company shall accelerate the vesting of any outstanding, unvested equity awards granted to Dr. Ruxin prior to the date of termination and he shall be entitled to reimbursement of any COBRA payments made during the 18-month period following the date of termination. As a result of Dr. Ruxin’s termination, the Company accrued $900,000 of severance for Dr. Ruxin per the terms of his employment agreement.

On July 14, 2023, the Company terminated the employment agreement and entered into a Chief Medical Officer Consulting Agreement with Dr. Ruxin to serve as the Company’s Chief Medical Officer. For compensation for services provided by Dr, Ruxin as a Chief Medical Officer Consultant (a) the Company shall pay Dr, Ruxin compensation equal to $10,000 per month, (b) the Company shall amend the Dr. Ruxin’s existing option award agreement so that upon a “Separation from Service” instead of having 3 months to exercise the options, Dr. Ruxin’s options shall be exercisable until their expiration date and (c) the Company shall issue Dr. Ruxin options to purchase shares of the Company’s common stock in accordance with the Company’s newly planned Equity Incentive Plan, according to the standard amounts awarded to Chief Medical Officers, as well as taking into consideration the past 5 years of service to the company as is planned for current employees, subject to Board approval. This Agreement commenced on July 14, 2023 and will continue for one year and will be brought to the Board of Directors annually for renewal approval based on prior year performance metrics and then for subsequent one-year periods if not terminated 60 days prior to renewal.

In connection with the termination of the Ruxin Employment Agreement, the Company accrued a severance payment due of $900,000. As of September 30, 2023, the Company had aggregate accrued payroll related to Dr. Ruxin’s salary deferment and accrued severance payment of $1,099,974 including accrued severance, deferred compensation and paid-time off.

Outstanding Equity Awards

The following table provides a summary of equity awards outstanding for each of the Named Executive Officers as of September 30, 2023:

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (4)		Number of Securities Underlying Unexercised Options Unexercisable (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)		(c)		(d)	(e)	(f)	(g)	(h)	(i)	(j)

Current Named Executive Officers

Mick Ruxin	469,738,712	(2)	-	(1)	-	0.0036	8/16/2032	-	-	-	-

Faith Zaslavsky	-		-		-	-	-	-	-	-	-

Andrew Kucharchuk	-		-		-	-	-	-	-	-	-

Thomas Chilcott	-		-		-	-	-	-	-	-	-

(1)	The options vest on the first anniversary of the grant date and become fully vested on May 1, 2023. The option awards remain exercisable until they expire ten years from the date of grant subject to earlier expiration following termination of Dr. Ruxin’s contractual agreement.
(2)	All vested options are only exercisable upon the Company filing an S-8 to register the underlying shares.

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

Potential Payments upon Termination or Change in Control

Faith Zaslavsky

We do not anticipate any payments to Ms. Zaslavsky being triggered upon a potential termination or change in control.

Andrew Kucharchuk

We do not anticipate any payments to Mr. Kucharchuk being triggered upon a potential termination or change in control.

Compensation of Directors

During the year ended September 30, 2023, we did not pay compensation to any of our non-employee directors in connection with their service on our Board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 15, 2024, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, (ii) each director and each of our Named Executive Officers and (iii) all executive officers and directors as a group.

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

Name and Address of Beneficial Owner (1)	Common Stock Beneficial Ownership (2)		Percent of Class
5% Stockholders
Avant Diagnostics, Inc.(3)	5,081,549,184		70.1%
Douglas Mergenthaler	1,099,710,968	(4)	15.2%

Named Executive Officers and Directors:
Mick Ruxin(3)	5,081,549,184		70.1%
Faith Zaslavsky	-		-
Jeffrey Busch	-	(5)	-
Thomas Chilcott	-		-
Yvonne Fors	-		-
Andrew Kucharchuk	290,000		- - *
Matthew Schwartz	-		-
Danica Holly	-		-
All executive officers and directors as a group (eight persons)	-		-

* Indicates less than 1%

(1)	Unless otherwise indicated, the business address of each person listed is in care of Theralink Technologies, Inc., 15000 W. 6th Avenue, Suite 400, Golden, CO 80401.

(2)	The number and percentage of shares beneficially owned are determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares over which the individual or entity has voting power or investment power and any shares of common stock that the individual has the right to acquire within 60 days of February 15, 2024, through the exercise of any stock option or other right. As of February 15, 2024, 6,151,499,919 shares of the Company’s common stock were outstanding.

(3)	The address of Avant Diagnosticsm Inc. (“Avant”) is P.O, Box 869, Morrison, CO 80465. Represents 5,081,549,184 shares of common stock held of record by Avant. Mick Ruxin is the chief executive officer and sole director of Avant and as such could be deemed to have voting and dispositive power with respect to the shares held by Avant. Dr. Ruxin disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.

(4)	The address for Douglas Mergenthaler is Ashton Capital Corporation, 1201 Monster Road SW, Suite 350, Renton, WA 98057. All securities held by Mr. Mergenthaler are held either directly or indirectly through Aston Capital, an investment fund that Mr. Mergenthaler controls. The amount shown includes: (1) 656,674,588 shares of common stock issuable upon the exercise of warrants that expire on November 27, 2024 with an exercise price of $.00214; (2) 63,897,764 shares of common stock issuable upon the exercise of warrants that expire on May 12, 2026, at an exercise price of $.003 and (3) 63,897,764 shares of common stock issuable upon the exercise of warrants that expire on May 12, 2026, at an exercise price of $.003. (4) 273,224,045 shares of common stock issuable upon the exercise of warrants that expire on November 1, 2026, at an exercise price of $.003. (5) 42,016,807 shares of common stock issuable upon the exercise of warrants that expire on April 1, 2027, at an exercise price of $.003. This number excludes $9,814,741 in convertible debentures and 2,277,755,254 warrants that are not currently convertible or exercisable.

(5)	This number excludes $175,872 in convertible debentures and 50,249,523 warrants that are not currently convertible or exercisable.

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

On November 1, 2021, the Company entered into a Securities Purchase Agreement with an affiliated investor, who is an existing shareholder (“Affiliated Investor”), to purchase a convertible note (the “Note”) and accompanying warrant for 54,644,811 shares of commons stock (the “Warrant”), for an aggregate investment amount of $1,000,000. The Note has a principal value of $1,000,000 and bears an interest rate of 8% per annum (which shall increase to 10% per year upon the occurrence of an “Event of Default” (as defined in the Note)) and shall mature on November 1, 2026 (the “Maturity Date”). As of September 30, 2022, the First November 2021 Notes had an outstanding principal of $1,000,000 and accrued interest of $20,164 and are included in the accompanying balance sheet at $140,093 as a long-term convertible note payable - related party, net of discount in the amount of $859,907 (see Note 8 to the consoldiated financial statements filed in the 2023 10-K) as of September 30, 2022. On November 29, 2022, the First November 2021 Notes were exchanged for a new convertible debenture (see below).

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

On April 5, 2022, pursuant to the First April 2022 SPA, Matthew Schwartz, a member of the Board of Directors and a related party, purchased a convertible note with principal amount of $100,000 with accompanying First April 2022 Warrants to purchase 4,201,681 shares of common stock. The Company received net proceeds of $100,000 on March 24, 2022. As of September 30, 2022, the First April 2022 Note had an outstanding principal balance of $100,000 and accrued interest of $3,901 and is reflected in the accompanying balance sheet at $18,959 as a long-term convertible note payable - related party, net of discount in the amount of $81,041 (see Note 8 to the consoldiated financial statements filed in the 2023 10-K) as of September 30, 2022. On November 29, 2022, the First April 2022 Note was exchanged for a new convertible debenture (see below).

On May 9, 2022, pursuant to the May 2022 SPA the May 2022 Investor purchased four convertible notes for an aggregate investment amount of $1,000,000 with accompanying May 2022 Warrants to purchase shares of common stock equal to 20% of the number of the total shares of common stock issuable upon the conversion of the May 2022 Notes. During the year ended September 30, 2022, the Company received an aggregate of $1,000,000 of proceeds and issued an aggregate of 42,016,808 of the May 2022 Warrants. As of September 30, 2022, the May 2022 Notes had an aggregate outstanding principal balance of $1,000,000 and accrued interest of $20,110 and are included in the accompanying balance sheet at $834,803 as a long-term convertible note payable - related party, net of discount in the amount of $165,197 (see Note 8 to the consoldiated financial statements filed in the 2023 10-K) as of September 30, 2022. On November 29, 2022, the May 2022 Note was exchanged for a new convertible debenture (see below).

On June 15, 2022, pursuant to the June 2022 SPA, Danica Holley, a member of the Board of Directors and a related party, purchased a convertible note with principal of $50,000 with accompanying June 2022 Warrants to purchase 2,100,840 shares of common stock. As of September 30, 2022, the June 2022 Note had an outstanding principal balance of $50,000 and accrued interest of $1,173. The June 2022 Note is included in the accompanying balance sheet at $44,438 as a long-term convertible note payable - related party, net of discount in the amount of $5,562 (see Note 8 to the consoldiated financial statements filed in the 2023 10-K) as of September 30, 2022. On November 29, 2022, the June 2022 Note was exchanged for a new convertible debenture (see below).

On July 29, 2022, the Company entered into a Demand Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for a principal balance of $125,000, and on September 2, 2022, the Company entered into a second Demand Promissory Note Agreement with Jeffrey Busch for a principal balance of $150,000 (collectively referred to as the “Busch Notes”). The Busch Notes bore an annual interest rate of 8% and were payable on demand. The outstanding principal and accrued interest on the Busch Notes were contingently convertible, in full, at the option of the lender, into the same security issued by the Company in its next private placement of equity or equity backed securities at any time after the inception date. As of September 30, 2022, the Busch Notes had an outstanding principal balance of $275,000 and accrued interest of $2,683 and are included in the accompanying balance sheet as a short-term convertible note payable - related party. On November 29, 2022, the Busch Notes were exchanged for a new convertible debenture (see below).

On August 11, 2022, the Company entered into a Demand Note with an affiliated investor, who is an existing shareholder (“Affiliated Investor”), to purchase a convertible note (the “Note”), for an aggregate investment amount of $375,000. The Note has a principal value of $375,000 and bears an interest rate of 8% per annum and is payable on the demand of the holder. As of September 30, 2022, this note had an outstanding principal balance of $375,000 and accrued interest of $4,110 and is included in the accompanying balance sheet as a short-term convertible note payable - related party. On November 29, 2022, this note was exchanged for a new convertible debenture (see below).

On September 2, 2022, the Company entered into a Demand Note with an affiliated investor, who is an existing shareholder (“Affiliated Investor”), to purchase a convertible note (the “Note”), for an aggregate investment amount of $350,000. The Note has a principal value of $350,000 and bears an interest rate of 8% per annum and is payable on the demand of the holder. As of September 30, 2022, this note had an outstanding principal balance of $350,000 and accrued interest of $2,148 and is included in the accompanying balance sheet as a short-term convertible note payable - related party. On November 29, 2022, this note was exchanged for a new convertible debenture (see below).

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

The November 29, 2022, New Related Party Debentures and April 2023 Related Party Debenture matured on November 29, 2023, subject to a three-month extension at the sole discretion of the Company. On November 27, 2023, the Company announced its intention to automatically extend the Maturity Date of the Debentures for an additional three-month period such that the Debentures shall be due and payable on February 29, 2024 (See Note 14 to the consoldiated financial statements filed in the 2023 10-K).

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

On August 28, 2023, the Company repaid $250,000 of the note.

As of September 30, 2023, the note has an outstanding principal balance of $2,310,500, which is included in convertible notes - related parties in the accompanying balance sheets, and has accrued interest payable of $17,708.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to our Company for the years ended September 30, 2023 and 2022 for professional services rendered by Salberg & Company, P.A., our independent registered public accounting firms:

Fees	2023	2022
Audit Fees	$89,800	$81,500
Audit Related Fees	12,800	1,000
Tax Fees	—	—
Other Fees	—	—
Total Fees	$102,600	$82,500

Audit Fees

Audit fees were for professional services rendered for the audits of our annual financial statements and for review of our quarterly financial statements during the 2023 and 2022 fiscal years.

Audit-related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”.

Tax Fees

As our independent registered public accountants did not provide any services to us for tax compliance, tax advice and tax planning during the fiscal years ended September 30, 2023, and 2022, no tax fees were billed or paid during those fiscal years.

All Other Fees

Our independent registered public accountants did not provide any products and services not disclosed in the table above during the 2023 and 2022 fiscal years. As a result, there were no other fees billed or paid during those fiscal years.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

		Our consolidated financial statements are set forth in Part II, Item 8 of our Annual Report on Form 10-K and are incorporated herein by reference.

	2.	Financial Statement Schedules

		No financial statement schedules have been filed as part of our Annual Report on Form 10-K because they are not applicable or are not required or because the information is otherwise included herein.

	3.	Exhibits required by Regulation S-K (including those incorporated by reference).

Exhibit		Incorporated by Reference			Filed or Furnished
Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

2.1	Agreement and Plan of Merger, dated as of May 23, 2023, by and among IMAC Holdings, Inc., IMAC Merger Sub, LLC and Theralink Technologies, Inc.	8-K	2.1	05/26/2023

3.1	Amended and Restated Articles of Incorporation, as amended	10-K	3.1	01/13/2022

3.2	Amended and Restated Bylaws	8-K	3.1	11/01/2013

4.1	Description of Common Stock	10-K	4.1	1/5/2024

4.2	Form of Warrant	8-K	4.1	06/11/2020

4.3	Exchange Warrant, dated June 5, 2020	8-K	4.2	06/11/2020

4.4	Common Stock Purchase Warrant, issued May 12, 2021	8-K	4.2	05/19/2021

4.5	Common Stock Purchase Warrant, dated July 30, 2021	8-K	4.1	08/06/2021

4.6	Form of Common Stock Purchase Warrant	8-K	4.2	11/05/2021

4.7	Form of Common Stock Purchase Warrant for April 2022	10-Q	4.2	05/23/2022

4.8	Form of 10% Original Issue Discount Senior Secured Convertible Debentures	8-K	4.1	12/01/2022

4.9	Form of Common Stock Purchase Warrant	8-K	4.2	12/01/2022

4.10	Form of 10% Original Issue Discount Senior Secured Convertible Debentures (Exchanged Debentures)	8-K	4.3	12/01/2022

4.11	Secured Convertible Promissory Note dated August 16, 2023	10-Q	4.1	08/21/2023

10.1	Employment Agreement, dated June 5, 2020 by and between Jeffrey Busch and OncBioMune Pharmaceuticals, Inc.*	10-K	10.14	09/27/2021

10.2	Placement Agency Agreement by and between the Company and Joseph Gunnar & Co.	8-K	10.1	12/01/2022

10.3	Form of Securities Purchase Agreement	8-K	10.2	12/01/2022

10.4	Offer Letter between the Company and Faith Zaslavsky, dated December 5, 2022	8-K	10.1	12/09/2022

10.5	Amended and Restated Security Agreement	10-Q	10.1	08/21/2023

21.1	List of Subsidiaries	10-K	21.1	1/5/2024

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.				X

101.INS	INLINE XBRL INSTANCE DOCUMENT	10-K	101	1/5/2024
101.SCH	INLINE XBRL TAXONOMY EXTENSION SCHEMA	10-K	101	1/5/2024
101.CAL	INLINE XBRL TAXONOMY EXTENSION CALCULATION LINKBASE	10-K	101	1/5/2024
101.DEF	INLINE XBRL TAXONOMY EXTENSION DEFINITION LINKBASE	10-K	101	1/5/2024
101.LAB	INLINE XBRL TAXONOMY EXTENSION LABEL LINKBASE	10-K	101	1/5/2024
101.PRE	INLINE XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE	10-K	101	1/5/2024

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THERALINK TECHNOLOGIES, INC.

Dated: February 15, 2024	By:	/s/ Faith Zaslavsky
Faith Zaslavsky
Chief Executive Officer

Dated: February 15, 2024	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk
Chief Financial Officer