Form 10-Q
period 2023-12-31
THERALINK TECHNOLOGIES, INC.
filed 2024-02-20
CIK 1362703

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2023

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

The registrant had 6,151,499,919 shares of its common stock, $0.0001 par value per share, outstanding as of February 20, 2024.

THERALINK TECHNOLOGIES, INC.

FORM 10-Q

DECEMBER 31, 2023

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

In addition, there may be other factors that could cause our actual results to be materially different from the results referenced in the forward-looking statements, some of which are included elsewhere in this report, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K filed on January 5, 2023 with the Securities and Exchange Commission (“SEC”), particularly in the ‘Risk Factors” section of such reports, that could cause results or events to differ materially from the forward-looking statements that we make herein. Many of these factors will be important in determining our actual future results. Consequently, no forward-looking statement should be relied upon. Our actual future results may vary materially from those expressed or implied in any forward-looking statements. All forward-looking statements contained in this report are qualified in their entirety by this cautionary statement. Forward-looking statements apply only as of the date they are made, and we disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of this report, except as otherwise required by applicable law.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THERALINK TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,	September 30,
	2023	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$23,770	$997,484
Accounts receivable, net	45,780	23,910
Prepaid expenses and other current assets	186,621	240,494
Marketable securities	500	800

Total Current Assets	256,671	1,262,688

OTHER ASSETS:
Property and equipment, net	409,805	448,515
Financing right-of-use assets, net	11,382	18,988
Operating right-of-use asset, net	1,091,384	1,104,346
Security deposits	15,257	15,257

Total Assets	$1,784,499	$2,849,794

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,384,870	$1,219,147
Accounts payable - related parties	44,282	10,000
Accrued liabilities	1,387,342	963,851
Accrued liabilities - related parties	2,142,464	1,886,051
Accrued compensation	233,625	93,845
Accrued director compensation	267,500	252,500
Contract liabilities	141,290	144,890
Convertible notes, net of discount	9,480,024	7,488,217
Convertible notes - related parties, net of discount	11,942,653	9,930,817
Notes payable - related party, net of discount	1,158,172	1,149,442
Notes payable - current	1,000	1,000
Financing lease liability - current	23,469	30,262
Operating lease liability - current	32,939	31,388
Insurance payable	86,553	121,500
Derivative liabilities	29,371,380	16,426,304
Contingent liabilities	87,440	85,640

Total Current Liabilities	57,785,003	39,834,854

LONG-TERM LIABILITIES:
Financing lease liability	-	4,128
Operating lease liability	1,117,485	1,126,373

Total Liabilities	58,902,488	40,965,355

Commitments and Contingencies (Note 10)

STOCKHOLDERS’ DEFICIT:
Preferred stock: $0.0001 par value; 26,667 authorized;
Series A Preferred stock: $0.0001 par value; 1,333 shares designated; 667 issued and outstanding at December 31, 2023 and September 30, 2023	-	-
Series C-1 Preferred stock: $0.0001 par value; 3,000 shares designated; 141 issued and outstanding at December 31, 2023 and September 30, 2023	-	-
Series C-2 Preferred stock: $0.0001 par value; 6,000 shares designated; nil issued and outstanding at December 31, 2023 and September 30, 2023	-	-
Series D-1 Preferred stock: $0.0001 par value; 1,000 shares designated; nil issued and outstanding at December 31, 2023 and September 30, 2023	-	-
Series D-2 Preferred stock: $0.0001 par value; 4,360 shares designated; nil issued and outstanding at December 31, 2023 and September 30, 2023	-	-
Common stock: $0.0001 par value, 100,000,000,000 shares authorized; 6,151,499,919 shares issued and outstanding at December 31, 2023 and September 30, 2023	615,150	615,150
Additional paid-in capital	55,068,273	55,024,063
Accumulated deficit	(112,801,412)	(93,754,774)

Total Stockholders’ Deficit	(57,117,989)	(38,115,561)

Total Liabilities and Stockholders’ Deficit	$1,784,499	$2,849,794

See accompanying notes to unaudited financial statements.

THERALINK TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,
	2023	2022

REVENUES, NET	$83,949	$55,295

COST OF REVENUES	52,947	10,818

GROSS PROFIT	31,002	44,477

OPERATING EXPENSES:
Professional fees	511,277	387,438
Compensation expense	752,974	1,752,699
Licensing fees	32,710	31,637
General and administrative expenses	281,100	448,493

Total Operating Expenses	1,578,061	2,620,267

LOSS FROM OPERATIONS	(1,547,059)	(2,575,790)

OTHER INCOME (EXPENSES):
Interest expense, net	(4,554,203)	(1,847,035)
Loss on debt extinguishment, net	-	(5,434,447)
Unrealized loss on marketable securities	(300)	(2,000)
Settlement expense	-	(200,000)
Derivative expense	(12,945,076)	(26,397,075)

Total Other Expenses, net	(17,499,579)	(33,880,557)

NET LOSS	(19,046,638)	(36,456,347)

Series E preferred stock dividend	-	(26,301)
Series F preferred stock dividend	-	(13,151)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(19,046,638)	$(36,495,799)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Basic and diluted	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted	6,151,499,919	6,151,499,846

See accompanying notes to unaudited financial statements.

THERALINK TECHNOLOGIES, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Unaudited)

	Preferred Stock				Common Stock				Total
	Series A # of Shares	Series C-1 # of Shares	Series C-2 # of Shares	Amount	# of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at September 30, 2023	667	141	-	$-	6,151,499,919	$615,150	$55,024,063	$(93,754,774)	$(38,115,561)

Accretion of stock option expense	-	-	-	-	-	-	44,210	-	44,210

Net loss	-	-	-	-	-	-	-	(19,046,638)	(19,046,638)

Balance on December 31, 2023	667	141	-	$-	6,151,499,919	$615,150	$55,068,273	$(112,801,412)	$(57,117,989)

	Preferred Stock				Common Stock				Total
	Series A # of Shares	Series C-1 # of Shares	Series C-2 # of Shares	Amount	# of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance at September 30, 2022	667	1,043	3,037	$-	6,151,499,919	$615,150	$55,391,612	$(62,807,817)	$(6,801,055)

Accretion of stock option expense	-	-	-	-	-	-	612,173	-	612,173

Exchange of preferred stock to convertible debt	-	(902)	(3,037)	-	-	-	(1,618,238)	-	(1,618,238)

Series E preferred stock dividend	-	-	-	-	-	-	-	(26,301)	(26,301)

Series F preferred stock dividend	-	-	-	-	-	-	-	(13,151)	(13,151)

Net loss	-	-	-	-	-	-	-	(36,456,347)	(36,456,347)

Balance on December 31, 2022	667	141	-	$-	6,151,499,919	$615,150	$54,385,547	$(99,303,616)	$(44,302,919)

See accompanying notes to unaudited financial statements.

THERALINK TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,046,638)	$(36,456,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment and finance ROU assets	46,316	50,479
Non-cash lease cost	5,625	6,514
Accretion of stock option expense	44,210	612,173
Amortization of debt discount	3,017,093	1,602,646
Loss on debt extinguishment	-	5,434,447
Bad debt expense	31,500	-
Unrealized loss on marketable securities	300	2,000
Non-cash debt extension fee included in interest expense	995,280	-
Non-cash settlement expense	-	200,000
Derivative expense	12,945,076	26,397,075
Change in operating assets and liabilities:
Accounts receivable	(53,370)	(16,170)
Prepaid expenses and other current assets	53,873	19,976
Accounts payable	200,005	(65,788)
Accrued liabilities and other liabilities	801,537	416,146
Contract liabilities	(3,600)	20,500

NET CASH USED IN OPERATING ACTIVITIES	(962,793)	(1,776,349)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(7,980)

NET CASH USED IN INVESTING ACTIVITIES	-	(7,980)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt - related parties, net	-	536,562
Proceeds from convertible debt, net	-	2,118,088
Repayment of convertible notes payable - related parties	-	(120,000)
Repayment of financed lease	(10,921)	(12,879)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(10,921)	2,521,771

NET (DECREASE) INCREASE IN CASH	(973,714)	737,442

CASH, beginning of period	997,484	393,460

CASH, end of period	$23,770	$1,130,902

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$22,697	$3,574
Income taxes	$-	$-

Non-cash investing and financing activities:
Series E preferred stock dividend	$-	$26,301
Series F preferred stock dividend	$-	$13,151
Initial fair value of derivative liabilities recorded as debt discount - related parties	$-	$8,837,284
Initial fair value of derivative liabilities recorded as debt discount	$-	$7,231,893
Exchange of preferred stock and accrued dividends for convertible debt - related parties	$-	$3,099,945
Exchange of preferred stock for convertible debt	$-	$1,615,238
Exchange of accrued interest payable for convertible debt - related parties	$-	$129,079
Exchange of accrued interest payable for convertible debt	$-	$173,375

See accompanying notes to unaudited financial statements.

THERALINK TECHNOLOGIES, INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2023
(UNAUDITED)

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

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information, which present the unaudited financial statements of the Company as of December 31, 2023. The interim unaudited financial statements do not include all the information and notes necessary for a comprehensive presentation of financial position and results of operations and should be read in conjunction with the September 30, 2023 audited financial statements on Form 10-K filed on January 5, 2024. It is management’s opinion that all material adjustments (consisting of normal recurring adjustments and non-recurring adjustments) have been made for the fair presentation of the unaudited financial statements. The results for the interim period are not necessarily indicative of the results to be expected for the year ending September 30, 2024.

Going Concern

These unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying unaudited financial statements, the Company had a net loss and net cash used in operations of $19,046,638 and $962,793, respectively, for the three months ended December 31, 2023. Additionally, the Company had an accumulated deficit of approximately $112.8 million, and a stockholders’ deficit and working capital deficit of approximately $57.1 million and $57.5 million, respectively, on December 31, 2023. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

The Company cannot provide assurance that it will ultimately achieve profitable operations or become cash flow positive or raise additional debt or equity capital. Additionally, the current capital resources are not adequate to continue operating and maintaining the business strategy for a period of twelve months from the issuance date of this report. The Company will seek to raise capital through additional debt and equity financings to fund its operations in the future and continue to try to grow its business.

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

THERALINK TECHNOLOGIES, INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2023
(UNAUDITED)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Management bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes are reasonable under the circumstances, to determine the carrying values of assets and liabilities that are not readily apparent from other sources. Significant estimates during the three months ended December 31, 2023 and 2022 include, but are not necessarily limited to, estimates of contingent liabilities, valuation of marketable securities, useful life of property and equipment, valuation of right-of-use (“ROU”) assets and lease liabilities, assumptions used in assessing impairment of long-lived assets, allowances for accounts receivable, estimates of current and deferred income taxes and deferred tax valuation allowances, the fair value of derivative liabilities, and the fair value of non-cash equity transactions.

Fair Value of Financial Instruments and Fair Value Measurements

FASB ASC 820 – Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 requires disclosures about the fair value of all financial instruments, whether or not recognized, for financial statement purposes. Disclosures about the fair value of financial instruments are based on pertinent information available to the Company on December 31, 2023. Accordingly, the estimates presented in these unaudited financial statements are not necessarily indicative of the amounts that could be realized on the disposition of the financial instruments. FASB ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

The carrying amounts reported in the unaudited balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable, accrued liabilities, contract liabilities, and accrued compensation approximate their fair market value based on the short-term maturity of these instruments.

Assets or liabilities measured at fair value on a recurring basis included embedded conversion options in convertible debt (See Note 6) and were as follows on December 31, 2023 and September 30, 2023.

	December 31, 2023			September 30, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Derivative liabilities	$—	$—	$29,371,380	$—	$—	$16,426,304

A roll forward of the level 3 valuation financial instruments is as follows:

	For the Three Months Ended December 31,
	2023	2022
Balance at beginning of period	$16,426,304	$-
Initial valuation of derivative liabilities included in debt discount	-	16,069,178
Initial valuation of derivative liabilities included in derivative expense	-	25,891,917
Change in fair value included in derivative expense, net	12,945,076	505,158
Balance at end of period	$29,371,380	$42,466,252

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. As of December 31, 2023, the Company had no cash equivalents.

The Company deposits its cash with major financial institutions and may at times exceed the federally insured limit. On December 31, 2023, the Company’s cash balance did not exceed the federal deposit insurance limit of $250,000. At September 30, 2023, the Company’s cash balance exceed the federal deposit insurance limit of $250,000 by $747,601.

THERALINK TECHNOLOGIES, INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2023
(UNAUDITED)

Prepaid Assets

Prepaid assets are carried at amortized cost. Prepaid assets as of December 31, 2023 and September 30, 2023 include, but are not necessarily limited to, prepaid insurance, prepaid consulting fees, prepaid equipment maintenance fees and retainers for professional services.

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

The Company provides research and development support to biopharmaceutical companies to assist their drug development programs. In January 2021, the Company began performing tumor profiling to support clinical patient therapeutic intervention. The services provided by the Company are performance obligations under services contracts. These contracts are completed over time and may lead to deferred revenue for services not completed at the end of a period which is reflected as contract liabilities on the accompanying balance sheet. The Company may include, in accounts receivable, amounts billed to customers in advance of services being initiated or completed. If the Company has a right to such consideration that is unconditional such as for contractually allowed billings under non-cancellable contracts, such amounts billed in advance would be offset by a contract liability. Management reviews the completion status of all jobs monthly to determine the appropriate amount of revenue to recognize. The Company offers these services to biopharmaceutical companies and to private individuals. The Company uses various output methods to recognize revenues. During the three months ended December 31, 2023 and 2022, revenues by category are as follows:

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Biopharma services	$14,970	$39,795
Patient testing service	68,979	15,500
Total revenues	$83,949	$55,295

Contract Liabilities – Deferred Revenue

Contract liabilities are cash deposits received from customers and advance billing included in accounts receivable on uncompleted contracts for which revenues have not been recognized as of the balance sheet date.

For the three months ended December 31, 2023 and 2022, contract liabilities activity is as follows:

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Contract liabilities - beginning of period	$144,890	$156,550
Billings and cash receipts on uncompleted contracts	-	24,000
Less: revenues recognized during the period	(3,600)	(3,500)
Contract liabilities – end of period	$141,290	$177,050

THERALINK TECHNOLOGIES, INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2023
(UNAUDITED)

During the three months ended December 31, 2023, the Company recognized $3,600 of contract liabilities into revenue, of which $3,600 was related to the uncompleted contracts from the prior period.

Cost of Revenues

The cost of revenue includes the cost of labor, supplies and materials.

Accounts Receivable and Allowance for Doubtful Accounts

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis and does not bear interest. The Company recognizes an allowance for losses on accounts receivable and other receivables in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts or other accounts considered at risk or uncollectible. The bad debt expense associated with the allowance for doubtful accounts related to accounts receivable and other receivables is recognized in general and administrative expenses.

Research and Development - Contract

The Company executed an investigator-initiated study agreement in 2022. The contract agreement expires on December 31, 2027, and may be canceled by either party upon 30-days written notice. As part of the agreement, the Company is required to make quarterly payments to the investigator for the rights/access to various retrospective biobank clinical samples for research and product development purposes. In addition, the Company received active patient clinical samples for various cancer indications including: ovarian, endometrial, and head & neck cancers. These samples were tested to provide RUO (Research Use Only) results reports for research and product validation efforts. For the three months ended December 31, 2023 and 2022, the Company did not incur any research and development expenses.

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

Concentrations

Concentration of Revenues

For the three months ended December 31, 2023, the Company generated total revenue of $83,949 of which 13.5% were from one of the Company’s customers. For the three months ended December 31, 2022, the Company generated total revenue of $55,295 of which 72% was from one of the Company’s customers.

Concentration of Accounts Receivable

As of December 31, 2023, the Company had net accounts receivable of $45,780 of which 57.9% were from one of the Company’s customers and 42.1% was from the Company’s self-pay customers. As of September 30, 2023, the Company had net accounts receivable of $23,910 of which 63% was from one of the Company’s customers and 37% was from the Company’s self-pay customers.

Concentration of Contract Liabilities

As of December 31, 2023, the Company had deferred revenue reflected as contract liabilities of $141,290 of which 100% was from one of the Company’s customers. As of September 30, 2023, the Company had deferred revenue reflected as contract liabilities of $144,890 of which 100% was from one of the Company’s customers.

Basic and Diluted Loss Per Share

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the periods presented. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of common stock issuable for stock options and warrants (using the treasury stock method), convertible notes, conversion of preferred stock, and common stock issuable. These common stock equivalents may be dilutive in the future. The following potentially dilutive equity securities outstanding as of December 31, 2023 and 2022 were not included in the computation of dilutive loss per common share because the effect would have been anti-dilutive:

	December 31,
	2023	2022
Stock warrants	7,244,334,819	6,862,673,594
Stock options	1,660,670,920	1,901,410,519
Series C-1 preferred stock	21,167,535	212,431
Convertible notes	24,440,123,504	8,765,180,181
	33,366,296,778	17,529,476,725

THERALINK TECHNOLOGIES, INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

The Company follows the accounting guidance for uncertainty in income taxes using the provisions of ASC 740 “Income Taxes”. Using that guidance, tax positions initially need to be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. As of December 31, 2023 and September 30, 2023, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company recognizes interest and penalties related to uncertain income tax positions in other expense. However, no such interest and penalties were recorded as of December 31, 2023 and September 30, 2023.

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

NOTE 3 – MARKETABLE SECURITIES

During the fiscal year ended 2017, the Company acquired 1,000,000 shares of common stock of Amarantus BioScience Holdings, Inc. (“AMBS”) with a fair value of $40,980. The AMBS common stock is recorded as marketable securities in the accompanying balance sheets. The Company adjusts the fair value of the security at every reporting period and the change in fair value is recorded in the statements of operations as unrealized gain or (loss) on marketable securities. During the three months ended December 31, 2023 and 2022, the Company recorded $300 and $2,000 of unrealized loss on marketable securities, respectively. As of December 31, 2023 and September 30, 2023, the fair value of these shares was $500 and $800, respectively.

NOTE 4 – ACCOUNTS RECEIVABLE

On December 31, 2023 and September 30, 2023, accounts receivable consisted of the following:

	December 31, 2023	September 30, 2023
Accounts receivable	$89,530	$46,660
Less: allowance for doubtful accounts	(43,750)	(22,750)
Accounts receivable, net	$45,780	$23,910

For the three months ended December 31, 2023 and 2022, bad debt expense amounted to $31,500 and $0, respectively.

THERALINK TECHNOLOGIES, INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2023
(UNAUDITED)

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Once placed in service, they are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are accreted over the shorter of the estimated economic life or related lease terms. Property and equipment consist of the following:

	Estimated Useful Life in Years	December 31, 2023	September 30, 2023
Laboratory equipment	5	$513,788	$513,788
Furniture	5	24,567	24,567
Leasehold improvements	5	353,826	353,826
Computer equipment	3	76,469	76,469
		968,650	968,650
Less: accumulated depreciation		(558,845)	(520,135)
Property and equipment, net		$409,805	$448,515

For the three months ended December 31, 2023 and 2022, depreciation expense related to property and equipment was $38,710 and $38,887, respectively.

Leased equipment was not included in the table above as it was accounted for in accordance with ASU 842 – Leases. These leases are discussed in Note 8 under financing lease right-of-use (“ROU”) assets and financing lease liabilities.

NOTE 6 – DEBT

On December 31, 2023 and September 30, 2023, convertible notes payable (third parties and related parties) consisted of the following:

	December 31, 2023	September 30, 2023
Principal amount	$9,480,024	$8,986,605
Less: debt discount	-	(1,498,388)
Convertible notes payable, net	9,480,024	7,488,217
Less: current portion of convertible notes payable	(9,480,024)	(7,488,217)
Convertible notes payable, net – long-term	$-	$-

Principal amount – related parties	$11,942,653	$11,440,792
Less: debt discount – related parties	-	(1,509,975)
Convertible notes payable – related parties, net	11,942,653	9,930,817
Less: current portion convertible notes payable - related parties	(11,942,653)	(9,930,817)
Convertible notes payable – related parties, net – long-term	$-	$-

Total convertible notes payable, net	$21,422,677	$17,419,034

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

On November 1, 2021, the Company entered into a Securities Purchase Agreement (“First November 2021 SPA”) with a related party, who is an affiliate stockholder (“First November 2021 Investor”), to purchase three convertible notes (collectively as “First November 2021 Notes”) and three accompanying warrants (collectively as “First November 2021 Warrants”), for an aggregate investment amount of $1,000,000 and an aggregate of 54,644,811 warrants to purchase shares of common stock. The Company received $1,000,000 in aggregate proceeds from the First November 2021 Notes. On January 26, 2022, a notice and request for consent regarding a change in offering terms was sent by the Company to the First November 2021 Investor. Upon the approval of the First November 2021 Investor, the Company modified the terms of the First November 2021 SPA which increased the warrants issuable from 20% to 100% of the common stock issuable upon conversion of the notes purchased. As a result, the First November 2021 Investor received additional cashless-exercisable warrants equal to 80% of the common stock issuable upon conversion of the First November 2021 Notes. The Company issued additional warrants to purchase up to 218,579,234 shares of common stock to the First November 2021 Investor which increased the total relative fair value of all warrants in total by $34,620 recorded as debt discount which was being amortized over the life of the First November 2021 Notes (see Note 8 and 9). On November 29, 2022, the First November 2021 Notes were exchanged for a new convertible debenture (see below).

THERALINK TECHNOLOGIES, INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

On May 9, 2022, the Company entered into a Securities Purchase Agreement (“May 2022 SPA”) with a related party, who is an affiliate stockholder (“May 2022 Investor”), to purchase four convertible notes for an aggregate investment amount of $1,000,000 (collectively, the “May 2022 Notes”) and accompanying warrants to purchase an aggregate of 42,016,808 shares of common stock equal to 20% of the number of the total shares of common stock issuable upon the conversion of the May 2022 Notes (collectively, the “May 2022 Warrants”). The Company received $1,000,000 in aggregate proceeds from the May 2022 Notes. The May 2022 Warrants are exercisable at any time and expire on April 1, 2027. On November 29, 2022, the May 2022 Note was exchanged for a new convertible debenture (see below).

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

On November 29, 2022, the Company entered into Securities Exchange Agreements with related party preferred stockholders, whereby related party holders of 1,000 shares of Series E preferred stock with a stated value of $2,000,000 and accrued dividends payable of $66,630, and related party holders of 500 shares of Series F preferred stock with a stated value of $1,000,000 and accrued dividends payable of $33,315 were exchanged for the New Related Party Debentures. Additionally, on November 29, 2022, in order to induce the related party preferred stockholders to exchange their respective preferred shares into the New Related Party Debentures, the aggregate stated value and accrued dividends payable were increased by 15%, or $464,992, for new Related Party Debentures with an aggregate principal amount of $3,564,937. During the three months ended December 31, 2022, this increase in stated value and accrued dividends payable of $464,992 was included in loss of debt extinguishment on the accompanying statements of operations.

THERALINK TECHNOLOGIES, INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2023
(UNAUDITED)

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

The November 29, 2022, New Related Party Debentures and April 2023 Related Party Debenture were to mature on November 29, 2023, subject to a three-month extension at the sole discretion of the Company. On November 27, 2023, the Company announced its intention to automatically extend the Maturity Date of the Debentures for an additional three-month period such that the Debentures shall be due and payable on February 29, 2024. In connection with this extension, at the expiration of the original Maturity Date of the New Related Party Debentures and April 2023 Related Party Debenture, the sum of (a) the outstanding principal amount of the Debentures, plus (b) accrued and unpaid interest thereon at the expiration of the original Maturity Date, plus (c) all other amounts, costs, expenses and liquidated was increased by 5%, or an aggregate of $501,861, which increased the principal balance of the notes and is included in interest expense on the accompanying statements of operations.

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

As discussed above, on November 29, 2022, in order to induce the related party investors to exchange their respective convertible notes and preferred stock into the New Related Party Debentures, the aggregate principal amount and accrued interest payable of the exchanged convertible notes, and the stated value and accrued dividends of exchanged preferred stock was increased by 15% (the August 11, 2022 and September 2, 2022 Demand Promissory Notes were issued with 10% OID), or an aggregate amount of $1,046,167. This inducement fee was included in loss from debt extinguishment on the accompanying statement of operations during the three months ended December 31, 2022. Additionally, the remaining debt discount on exchanged related party notes of $1,768,379 was written off and included in loss from debt extinguishment on the accompanying statement of operations for the three months ended December 31, 2022.

THERALINK TECHNOLOGIES, INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2023
(UNAUDITED)

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

On August 28, 2023, the Company repaid $250,000 of the note.

As of December 31, 2023 and September 30, 2023, the note has an outstanding principal balance of $2,310,500, which is included in convertible notes – related parties in the accompanying balance sheets, and as of December 31, 2023 and September 30, 2023, the Company had accrued interest payable of $34,563 and $0, respectively.

Convertible Debt

On November 1, 2021, the Company entered into a Securities Purchase Agreement (“Second November 2021 SPA”) with an investor (“Second November 2021 Investor”) to purchase two convertible notes (collectively as “Second November 2021 Notes”) and two accompanying warrants (collectively as “Second November 2021 Warrants”), for an aggregate investment amount of $500,000 and warrants to purchase an aggregate of up to 27,322,406 shares of common stock. The Company received $500,000 in aggregate proceeds from the Second November 2021 Notes. On January 26, 2022, a notice and request for consent regarding a change in offering terms was sent by the Company to the Second November 2021 Investor. Upon the approval of the Second November 2021 Investor, the Company modified the terms of the Second November 2021 SPA which increased the warrants issuable from 20% to 100% of the common stock issuable upon conversion of the notes purchased. As a result, the Second November 2021 Investor received additional cashless-exercisable warrants equal to 80% of the common stock issuable upon conversion of the Second November 2021 Notes. The Company issued additional warrants to purchase up to 109,289,616 shares of common stock to the Second November 2021 Investor which increased the total relative fair value of all warrants in total by $22,429. This was recorded as debt discount which is being amortized over the life of the Second November 2021 Notes (see Note 9). On November 29, 2022, the Second November 2021 Notes were exchanged for a new convertible debenture (see below).

On November 1, 2021, the Company entered into a Securities Purchase Agreement (“Third November 2021 SPA”) with an investor (“Third November 2021 Investor”) to purchase two convertible notes (collectively as “Third November 2021 Notes”) and two accompanying warrants (collectively as “Third November 2021 Warrants”), for an aggregate investment amount of $500,000 and warrants to purchase an aggregate of an aggregate of 27,322,406 shares of common stock. The Company received $500,000 in aggregate proceeds from the Third November 2021 Notes. On January 26, 2022, a notice and request for consent regarding a change in offering terms was sent by the Company to the Third November 2021 Investor. Upon the approval of the Third November 2021 Investor, the Company modified the terms of the Third November 2021 SPA which increased the warrants issuable from 20% to 100% of the common stock issuable upon conversion of the notes purchased. As a result, the Third November 2021 Investor received additional cashless-exercisable warrants equal to 80% of the common stock issuable upon conversion of the Third November 2021 Notes. The Company issued additional warrants to purchase up to 109,289,616 shares of common stock to the Third November 2021 Investor which increased the total relative fair value of all warrants in total by $22,429. This was recorded as debt discount which is being amortized over the life of the Third November 2021 Notes (see Note 9). On November 29, 2022, the Third November 2021 Notes were exchanged for a new convertible debenture (see below).

THERALINK TECHNOLOGIES, INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

On November 29, 2022, the Company entered into Securities Exchange Agreements with the above investors, whereby the Second November 2021 Notes, the Third November 2021 Notes, the First January 2022 Note, the Second January 2022 Note, the Second April 2022 Notes, the July 2022 Note, and the Settlement Note, with an aggregate principal amount of $2,675,000 (the “Exchanged Convertible Notes”) and accrued interest payable of $173,375 were exchanged for New Debentures. Additionally, on November 29, 2022, in order to induce the investors to exchange their respective convertible notes into the New Debentures, the aggregate principal amount and accrued interest payable was increased by 15%, or $427,256, which is included in loss of debt extinguishment on the accompanying statements of operations, for the New Debentures with an aggregate principal amount of $3,275,631.

On November 29, 2022, the Company entered into Securities Exchange Agreements with preferred stockholders, whereby holders of 902 shares of Series C-1 preferred stock with a stated value of $372,303, and holders of 3,037 shares of Series C-2 preferred stock with a stated value of $1,245,935 were exchanged for the New Debentures. Additionally, on November 29, 2022, in order to induce the preferred stockholders to exchange their respective preferred shares into the New Debentures, the aggregate stated value of the preferred shares was increased by 15%, or $242,736, which is included in loss of debt extinguishment on the accompanying statements of operations, for New Debentures with an aggregate principal amount of $1,860,974.

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

THERALINK TECHNOLOGIES, INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2023
(UNAUDITED)

The New Debentures matured on November 29, 2023, subject to a three-month extension at the sole discretion of the Company. On November 27, 2023, the Company announced its intention to automatically extend the Maturity Date of the Debentures for an additional three-month period such that the Debentures shall be due and payable on February 29, 2024. In connection with this extension, at the expiration of the original Maturity Date of the New Debentures, the sum of (a) the outstanding principal amount of the Debentures, plus (b) accrued and unpaid interest thereon at the expiration of the original Maturity Date, plus (c) all other amounts, costs, expenses and liquidated was increased by 5%, or an aggregate of $493,418, which increased the principal balance of the notes and is included in interest expense on the accompanying statements of operations.

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

As discussed above, on November 29, 2022, in order to induce the investors to exchange their respective convertible notes and preferred stock into the New Debentures, the aggregate principal amount and accrued interest payable of the exchanged convertible notes, and the stated value of exchanged preferred stock was increased by 15%, or an aggregate amount of $669,992. This inducement fee was included in loss from debt extinguishment on the accompanying statement of operations during the three months ended December 31, 2022. Additionally, the remaining debt discount on Exchanged Convertible Notes of $1,949,909 was written off and included in loss from debt extinguishment on the accompanying statement of operations during the three months ended December 31, 2022.

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

THERALINK TECHNOLOGIES, INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2023
(UNAUDITED)

Analysis of Exchange Agreements, Related Party Debenture, April 2023 Related Party Debenture, and New Debentures, and Related Warrants

In accordance with ASC 470-50, Debt Modifications and Extinguishments, the Company performed an assessment of whether the Exchange Agreement transactions with related parties and investors was deemed to be new debt, a modification of existing debt, or an extinguishment of existing debt. The Company evaluated the November 29, 2022 Exchange Agreements for debt modification and concluded that the debt exchanges qualified for debt extinguishment. The Company determined the transactions were considered a debt extinguishment because the change in debt, the inducement premiums (related parties and third parties) discussed previously totaling $1,724,489, and the issuance of new warrants was substantial. Upon extinguishment, the Company had an aggregate of $3,718,288 of unamortized initial debt discount recorded which was written off and included in loss on debt extinguishment on the accompanying statement of operations during the three months ended December 31, 2022.

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

In connection with the issuance of the New Related Party Debentures and the New Debentures, and the related 5,355,521,814 new warrants, on November 29, 2022, the initial measurement date, the aggregate fair values of the embedded conversion option derivatives and warrant derivatives of $41,961,095 was recorded as derivative liabilities and was attributable to the following: 1) $21,986,653 of derivative liabilities was attributable to the New Related Party Debentures and related warrants which was allocated to debt discount up to the net principal amount of the New Related Party Debentures of $8,837,284, with the remainder of $13,149,369 charged to current period operations as initial derivative expense, and 2) $19,974,442 of derivative liabilities was attributable to the New Debentures and related New Warrants which was allocated to debt discount up to the net principal amount of the New Debentures of $7,231,894, with the remainder of $12,742,548 charged to current period operations as initial derivative expense. In connection with the issuance of the New Debentures and related warrants, on January 27, 2023, the initial measurement date of the Second Closing, the aggregate fair values of the embedded conversion option derivatives and warrant derivatives of $2,192,488 was recorded as derivative liabilities and was attributable to the following: 1) $2,192,488 of derivative liabilities was attributable to the New Debentures and related warrants which was allocated to debt discount up to the net principal amount of the New Debentures of $831,922, with the remainder of $1,360,566 charged to current period operations as initial derivative expense. In connection with the issuance of the April 2023 Related Party Debenture and related warrant, on April 22, 2023, the initial measurement date of this closing, the aggregate fair values of the embedded conversion option derivatives and warrant derivatives of $326,630 was recorded as derivative liabilities and was attributable to the following: 1) $141,000 of derivative liabilities was attributable to the April 2023 Related Party Debenture and related warrant which was allocated to debt discount up to the remaining net principal amount of the April 2023 Related Party Debenture of $141,000 (after original issue discount of $14,100), with the remainder of $185,630 charged to current period operations as initial derivative expense. On December 31, 2022, the end of the period, the Company revalued the embedded conversion option derivative liabilities and warrant derivative liabilities and recorded a derivative expense of $505,158. During the three months ended December 31, 2022, in connection with the revaluation and the initial derivative expense, the Company recorded an aggregate derivative expense of $26,397,075. During the three months ended December 31, 2023, in connection with the revaluation of derivative liabilities, the Company recorded an aggregate derivative expense of $12,945,076.

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

During the three months ended December 31, 2023 and 2022, the fair value of the embedded options and stock warrants were estimated at issuance using the Binomial Valuation Model with the following assumptions:

	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Dividend rate	—%	—%
Term (in years)	0.25 to 5.4 years	1.0 to 6.5 years
Volatility	240.47% to 364.72%	270.0% to 364.2%
Risk—free interest rate	3.84% to 5.40%	3.92% to 4.78%

The Company’s computation of the expected life of issued stock warrants was based on the simplified method as the Company does not have adequate exercise experience to determine the expected term. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The computation of volatility was based on the historical volatility of the Company’s common stock.

During the three months ended December 31, 2023 and 2022, amortization of debt discounts related to the convertible notes payable and exchanged Debentures was $3,008,363 and $1,602,646, respectively, which has been included in interest expense on the accompanying statements of operations.

THERALINK TECHNOLOGIES, INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2023
(UNAUDITED)

Notes Payable - Related Parties

On December 31, 2023 and September 30, 2023, notes payable - related parties consisted of the following:

	December 31, 2023	September 30, 2023
Principal amount	$1,172,466	$1,172,466
Less: debt discount	(14,294)	(23,024)
Notes payable – related parties, net	1,158,172	1,149,442
Less: current portion of notes payable - related parties	(1,158,172)	(1,149,442)
Notes payable – related parties, net – long-term	$-	$-

On April 26, 2021, the Company entered into a Promissory Note Agreement with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for a principal amount of $100,000. The Company received proceeds of $100,000. The note bears an annual interest rate of 1%, matures on April 1, 2022, and can be prepaid in whole or in part without penalty. Pursuant to the note, the Company has a 90-day grace period following the maturity date after which the lender was permitted to charge a late payment fee equal to 1% of the outstanding principal balance and cost of collection, including legal fees. On May 5, 2022, the Company and Jeffrey Busch (collectively as “Parties”) amended the April 26, 2021 note with principal amount of $100,000 (“Original Note”) pursuant to which the Parties increased the principal amount to $350,000 (“New Note”) with the Company receiving an additional $250,000 of proceeds and added a contingent conversion feature. The New Note bears an annual interest rate of 1% (which shall increase to 2% in the event of a default) and matures on May 5, 2024. The New Note may not be prepaid and is only convertible upon an occurrence of a public offering. The outstanding principal plus any unpaid accrued interest (“Conversion Amount”) of the New Note is convertible into shares of common stock at the price for which the common stock was sold in the public offering. Pursuant to ASC 470-50 - Debt Modifications and Exchanges, the amendment was accounted for as a debt extinguishment because the contingent conversion feature added to the New Note resulted in a substantial modification of the Original Note. No gain or loss was recognized in connection with the debt extinguishment. As of September 30, 2023 and 2022, the New Note had an outstanding principal balance of $350,000, reflected as notes payable – related parties in the accompanying balance sheets since the conditions for its contingent conversion has not yet been met. As of December 31, 2023 and September 30, 2023, the Company had accrued interest payable reflected as accrued liabilities – related party on the note of $6,856 and $5,974, respectively (see Note 8).

2023 Promissory Notes

On April 28, 2023, the Company entered into a Promissory Note Agreement with Douglas Mergenthaler who is a related party, for a principal amount of $110,000. The Company received proceeds of $100,000, net of original issue discount of $10,000. The note bears an annual interest rate of 10%, matures on April 28, 2024, and can be prepaid in whole or in part without penalty. If the Company raises at least $1,000,000 in a securities offering subsequent to the date of this note (a “Subsequent Offering”), Mr. Mergenthaler shall have the right, but not the obligation, to convert all amounts outstanding under this loan into the same security offered in the Subsequent Offering at the price per security being paid by the investors in such offering. On August 18, 2023, the Company repaid $108,000 of the note. As of December 31, 2023 and September 30, 2023, the Note had an outstanding principal balance of $2,000, reflected as notes payable – related parties in the accompanying balance sheets. As of December 31, 2023 and September 30, 2023, the Company had accrued interest payable reflected as accrued liabilities – related party on the note of $3,268 and $3,218, respectively (see Note 8).

From May 2023 to July 2023, the Company entered into Promissory Note Agreements with Jeffrey Busch who serves as a member of the Board of Directors and a related party, for an aggregate principal amount of $521,966. The Company received proceeds of $487,681, net of original issue discount of $34,285. The notes bear an annual interest rate of 10%, mature in May and June 2024 and can be prepaid in whole or in part without penalty. If the Company raises at least $1,000,000 in a securities offering subsequent to the date of this note (a “Subsequent Offering”), Mr. Busch shall have the right, but not the obligation, to convert all amounts outstanding under this loan into the same security offered in the Subsequent Offering at the price per security being paid by the investors in such offering. In August 2023, the Company repaid $114,000 of these notes. As of December 31, 2023 and September 30, 2023, these Notes had an outstanding principal balance of $380,966, reflected as notes payable – related parties in the accompanying balance sheets. As of December 31, 2023 and September 30, 2023, the Company had accrued interest payable reflected as accrued liabilities – related party on the note of $25,101 and $15,366, respectively (see Note 8).

IMAC Promissory Note

On July 28, 2023, the Company issued a Promissory Note Agreement with IMAC Holdings, Inc. (“IMAC”) for a principal amount of $439,500. The Company received proceeds of $439,500. The note bears an annual interest rate of 6%, matures on July 28, 2024 and can be prepaid in whole or in part without penalty. The indebtedness evidenced by this Note is subordinated and junior in right of payment to the prior payment in full of all of the Company’s debentures issued pursuant to that certain Securities Purchase Agreement, dated as of November 29, 2022, as amended, and that certain Securities Exchange Agreement, dated as of November 29, 2022. As of December 31, 2023 and September 30, 2023, this note had an outstanding principal balance of $439,500, reflected as notes payable – related parties in the accompanying balance sheets. As of December 31, 2023 and September 30, 2023, the Company had accrued interest payable reflected as accrued liabilities – related party on the note of $11,345 and $4,696, respectively (see Note 8).

During the three months ended December 31, 2023 and 2022, amortization of debt discount related to notes payable – related parties was to $8,730 and $0, respectively, which has been included in interest expense on the accompanying statements of operations.

Notes Payable - Other

In September 2017, the Company entered into a note agreement with a third-party investor. Pursuant to the note, the Company borrowed a principal amount of $1,000. The note bears an annual interest rate of 33.3%, is unsecured and in default due to non-payment of the balance pursuant to the repayment terms. As of December 31, 2023 and September 30, 2023, the note had principal $1,000. As of December 31, 2023 and September 30, 2023, the note had accrued interest balances of $2,105 and $2,021, respectively.

THERALINK TECHNOLOGIES, INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

Financing lease right-of-use assets (“Financing ROU”) is summarized below:

	December 31, 2023	September 30, 2023

Financing ROU assets	$231,841	$231,841
Less accumulated amortization	(220,459)	(212,853)
Balance of Financing ROU assets	$11,382	$18,988

For the three months ended December 31, 2023 and 2022, amortization expense related to Financing ROU assets was $7,606 and $11,592, respectively.

Financing lease liability related to the Financing ROU assets is summarized below:

	December 31, 2023	September 30, 2023

Financing lease payables for equipment	$231,841	$231,841
Total financing lease payables	231,841	231,841
Payments of financing lease liabilities	(208,372)	(197,451)
Total	23,469	34,390
Less: short term portion	(23,469)	(30,262)
Long term portion	$-	$4,128

Future minimum lease payments under the financing lease agreements on December 31, 2023 are as follows:

Year ending December 31,	Amount
2024	$23,677
Total minimum financing lease payments	23,677
Less: discount to fair value	(208)
Total financing lease payable on December 31, 2023	$23,469

THERALINK TECHNOLOGIES, INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2023
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

For the three months ended December 31, 2023 and 2022, lease costs related to operating lease ROU asset and operating lease liabilities was $51,208 and $50,311, respectively, which consisted of base lease costs and other expenses such as common area maintenance and taxes, all of which were expensed during the period and included in general and administrative expenses on the accompanying statements of operations.

Operating Right-of-use asset (“ROU”) is summarized below:

	December 31, 2023	September 30, 2023

Operating office lease	$1,212,708	$1,212,708
Less accumulated reduction	(121,324)	(108,362)
Balance of Operating ROU asset	$1,091,384	$1,104,346

Operating lease liability related to the ROU asset is summarized below:

	December 31, 2023	September 30, 2023

Operating office lease	$1,212,708	$1,212,708
Total operating lease liability	1,212,708	1,212,708
Reduction of operating lease liability	(62,284)	(54,947)
Total	1,150,424	1,157,761
Less: short term portion	(32,939)	(31,388)
Long term portion	$1,117,485	$1,126,373

Future base lease payments under the non-cancellable operating lease on December 31, 2023 are as follows:

Year ending December 31,	Amount

2024	$123,806
2025	127,520
2026	131,871
2027	136,177
2028	140,262
2029 and thereafter	1,238,901
Total minimum non-cancellable operating lease payments	1,898,537
Less: discount to fair value	(748,113)
Total operating lease liability on December 31, 2023	$1,150,424

THERALINK TECHNOLOGIES, INC.
CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2023
(UNAUDITED)

NOTE 8 – RELATED-PARTY TRANSACTIONS

Convertible notes payable – related parties

See Note 6 - Convertible Debt – Related Parties and IMAC Convertible Secured Note

Notes payable – related parties

See Note 6 – Notes Payable – Related Parties

Other

Effective January 1, 2021, the Company entered into a consulting agreement with Mr. Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor. The agreement was effective for a period of twelve months, commencing on January 1, 2021 and was renewed on a month-to-month basis, subject to the right of the Company and Mr. Kucharchuk to terminate the agreement in accordance with the agreement. Pursuant to the agreement, Mr. Kucharchuk shall be paid $2,000 per month. On April 30, 2023, this consulting agreement was terminated. On May 5, 2023, the Company and Mr. Kucharchuk entered into a letter agreement, whereby Mr. Kucharchuk was hired as the Company’s Chief Financial Officer. In connection with the letter agreement, Mr. Kucharchuk shall be paid $15,000 per month. As of December 31, 2023 and September 30, 2023, the Company had no accounts payable – related party balances to Mr. Kucharchuk.

In July 2023, the Ruxin Employment Agreement was terminated and Dr. Ruxin became the Company’s Chief Medical Officer (see consulting agreement below). In connection with the termination of the Ruxin Employment Agreement, the Company accrued a severance payment due of $900,000, which is included in accrued liabilities – related parties on the accompanying balance sheet on December 31, 2023 and September 30, 2023. As of December 31, 2023 and September 30, 2023, the Company had aggregate accrued payroll related to Dr. Ruxin’s salary deferment and accrued severance payment of $1,069,974 and $1,099,974, respectively, which is included in accrued liabilities – related parties on the accompanying balance sheets.

As of December 31, 2023 and September 30, 2023, the Company owed Dr. Ruxin for expense reimbursements and consulting fees in the amount of $44,262 and $10,000, respectively, which is reflected on the accompanying balance sheets as Accounts payable – related party.

On December 31, 2023 and September 30, 2023 net amounts due to related parties consisted of the following:

	December 31, 2023	September 30, 2023

Convertible notes principal – related parties	$11,942,653	$11,440,792
Discount on convertible notes - related parties	-	(1,509,975)
Note payable principal – related parties	1,172,466	1,172,466
Discount on notes - related parties	(14,294)	(23,024)
Accrued liabilities - related parties	2,142,464	1,886,051
Accounts payable – related parties	44,282	10,000
Total	$15,287,571	$12,976,310

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

As of December 31, 2023 and September 30, 2023, there were 667 shares of the Company’s Series A Preferred Stock issued and outstanding held by a former member of the Board of Directors.

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

DECEMBER 31, 2023

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

As of December 31, 2023 and September 30, 2023, the Company had 141 shares of Series C-1 Preferred Stock issued and outstanding.

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

DECEMBER 31, 2023

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

As of December 31, 2023 and September 30, 2023, the Company had no shares of Series C-2 Preferred Stock issued and outstanding.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(UNAUDITED)

Pursuant to the Series E Certificate of Designation, Series E Preferred Stock is redeemable at the option of the holder in the event that the Company is prohibited from issuing shares of common stock to a holder upon any conversion due to insufficient shares of common stock available (“Authorized Failure Shares”) and therefore meets the criteria of a contingently redeemable instrument in accordance with ASC 480-10-25-7 – Distinguishing Liabilities from Equity. The Series E Preferred Stock is contingently redeemable upon the occurrence of an event that is outside of the issuer’s control and was classified as temporary equity pursuant to ASC 480-10-S99.

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

During the three months ended December 31, 2023 and 2022, the Company incurred $0 and $26,301 of Series E dividends. As of December 31, 2023 and September 30, 2023, dividend payable balances were $0.

As of December 31, 2023 and September 30, 2023, the Company had no shares of Series E Preferred Stock issued and outstanding.

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

DECEMBER 31, 2023

(UNAUDITED)

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

DECEMBER 31, 2023

(UNAUDITED)

On November 29, 2022, the Company entered into Securities Exchange Agreements with related party preferred stockholders, whereby related party holders of 500 shares of Series F preferred stock with a stated value of $1,000,000 and accrued dividends payable of $33,315 were exchanged for the New Related Party Debentures (See Note 6).

During the three months ended December 31, 2023 and 2022, the Company recorded dividends related to the Series F Preferred Stock in the amount of $0 and $13,151. As of December 31, 2023 and September 30, 2023, dividend payable balances were $0.

As of December 31, 2023 and September 30, 2023, the Company had no shares of Series F Preferred Stock issued and outstanding.

Stock Options

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

During the three months ended December 31, 2023 and 2022, in connection with the accretion of stock-based option expense over the vesting period, the Company recorded stock option expense of $44,210 and $612,173, respectively. As of December 31, 2023, there were 1,660,670,920 options outstanding and 1,580,574,866 options vested, subject to the filing of a registration on Form S-8 for the registration of the shares underlying such options. As of December 31, 2023, there was $121,473 of unvested stock-based compensation expense to be recognized through August 2026.

The aggregate intrinsic value of vested options on December 31, 2023, was $0 and was calculated based on the difference between the quoted share price on December 31, 2023, of $.0015 and the exercise price of the underlying options.

Stock option activities for the years ended September 30, 2023 and 2022 are summarized as follows:

	Number of Options	Weighted Average Exercise Price
Balance Outstanding September 30, 2023	1,664,270,920	0.0036
Granted	-	-
Forfeited/Expired	(3,600,000)	0.0036
Balance Outstanding December 31, 2023	1,660,670,920	0.0036
Exercisable, December 31, 2023 (a)	1,580,574,866	0.0036

The following table summarizes additional information on the Company’s stock options outstanding on December 31, 2023:

Options Outstanding				Options Exercisable (a)
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
0.0036	1,660,670,920	8.63	0.0036	1,580,574,866	0.0036

(a)	All vested options are only exercisable upon the company filing an S-8 to register the underlying shares.

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

DECEMBER 31, 2023

(UNAUDITED)

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(UNAUDITED)

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

DECEMBER 31, 2023

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

Warrants activities for the three months ended December 31, 2023 are summarized as follows:

		Weighted	Weighted Average Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
	Warrants	Price	(Years)	Value
Balance Outstanding on September 30, 2023	7,244,334,819	$0.0011	4.78	$1,665,567
Granted	-	-	-
Balance Outstanding on December 31, 2023	7,244,334,819	$0.0013	4.53	$4,878,880
Exercisable on December 31, 2023	7,044,334,819	$0.0012	4.61	$4,878,880

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

In July 2023, the Ruxin Employment Agreement was terminated and Dr. Ruxin became the Company’s Chief Medical Officer (see consulting agreement below).

In connection with the termination of the Ruxin Employment Agreement, the Company accrued a severance payment due of $900,000, which is included in accrued liabilities – related parties on the accompanying balance sheet on December 31, 2023 and September 30, 2023.

As of December 31, 2023 and September 30, 2023, the Company had aggregate accrued payroll related to Dr. Ruxin’s salary deferment and accrued severance payment of $1,069,974 and $1,099,974, respectively, which is included in accrued liabilities – related parties on the accompanying balance sheets.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

As of December 31, 2023 and September 30, 2023, the Company had accrued director compensation of $267,500 and $252,500, respectively as Accrued expenses -related parties on the accompanying balance sheets.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(UNAUDITED)

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

On June 28, 2023 the Company appointed Ms. Zaslavsky as the Company’s Chief Executive Officer.

Consulting Agreements

On July 5, 2020, the Company and a consultant entered into a Scientific Advisory Board Service Agreement (“Scientific Advisory Agreement”) which provides for; (i) $2,000 monthly compensation; (ii) 88,786,943 stock options under the 2022 Plan, which were granted on August 16, 2022 with an exercise price of $0.0036 and an expiration date of August 15, 2032 and subject to vesting terms and; (iii) $1,500 per day for any special project requiring more than six hours of advisory service in a single day performed upon a written request from the Company. Either party may terminate the Scientific Advisory Agreement at any time upon ten days’ written notice to the other party unless either party neglects or fails to perform its obligations under the Scientific Advisory Agreement; then the termination notice shall be effective upon receipt of the same. In 2023, the Company increased the monthly compensation to the consultant to $3,000 per month. As of December 31, 2023 and September 30, 2023, the Company had no payments due under the agreement.

On July 5, 2020, the Company and a consultant entered into a Pathology Advisory Board Service Agreement (the “Pathology Advisory Agreement”) which provides for; (i) $272 monthly compensation; (ii) 77,972,192 stock options under the 2022 Plan, which were granted on August 16, 2022 with an exercise price of $0.0036 and an expiration date of August 15, 2032 and subject to vesting terms and; (iii) $1,500 per day for any special project requiring more than six hours of advisory service in a single day performed upon a written request from the Company. Either party may terminate the Pathology Advisory Agreement at any time upon ten days’ written notice to the other party unless either party neglects or fails to perform its obligations under the Pathology Advisory Agreement; then the termination notice shall be effective upon receipt of the same. As of December 31, 2023 and September 30, 2023, the Company had $16,320 and $15,504, respectively, reflected as accrued expenses on the accompanying balance sheets for payments due under the agreement.

Effective January 1, 2021, the Company entered into a consulting agreement with Andrew Kucharchuk, a member of the Board of Directors, to serve as a strategic advisor. The agreement was effective for a period of twelve months, commencing on January 1, 2021, and would renew on a month-to month basis, subject to the right of the Company and Mr. Kucharchuk to terminate the agreement in accordance with the terms of the agreement. Pursuant to the agreement, Mr. Kucharchuk was $2,000 per month. The Company terminated the agreement with thirty-day’s written notice on March 30, 2023, with an effective date of termination of April 30, 2023. As of December 31, 2023 and September 30, 2023, no payments were due under this contract.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(UNAUDITED)

License Agreements

GMU License Agreement

In September 2006, the Company entered into an exclusive license agreement with George Mason Intellectual Properties (“GMU License Agreement”), a non-profit corporation formed for the benefit of George Mason University (“GMU”) which: (1) grants an exclusive worldwide license, with the right to grant sublicenses, under the licensed inventions to make, have made, import, use, market, offer for sale and sell products designed, manufactured, used and/or marketed for all fields and for all uses, subject to the exclusions as defined in the GMU License Agreement; (2) grants an exclusive option to license past, existing, or future inventions in the Company’s field, from inventors that are obligated to assign to GMU and who have signed a memorandum of understanding acknowledging that developed intellectual property will be offered, subject to the exclusions as defined in the GMU License Agreement; (3) the license and option granted specifically excludes biomarkers for lung, ovarian, and breast cancers in a diagnostic field of use and GMU inventions developed using materials obtained from third parties under agreements granting rights to inventions made using said materials and; (4) grants right to assign or otherwise transfer the license so long as such assignment or transfer is accompanied by a change of control transaction and GMU is given 14 days’ prior notice. In addition, the Company is required to make an annual payment of $50,000 to GMU as well as pay GMU a quarterly royalty equal to the net revenue multiplied by one and one-half percent (1.5%), due on a quarterly basis or a quarterly sublicense royalty equal to the net revenue multiplied by fifteen percent (15%). Further, the Company has the right of first refusal for all technology associated with RPPA technology from GMU. As of December 31, 2023 and September 30, 2023, the Company has accrued royalty fees of $34,792 and $33,533, respectively, reflected in the accompanying balance sheet in accrued liabilities.

NIH License Agreement

In March 2018, the Company entered into two license agreement (“NIH License Agreements”) with the National Institutes of Health (“NIH”) which grants the Company an exclusive and a nonexclusive United States license for certain patents. The two patents licensed under the exclusive agreement expire on March 10, 2024. Pursuant to the NIH License Agreement, the Company is required to make an annual payment of $1,000 to the NIH as well as pay the NIH a royalty equal to the net sales multiplied by three percent (3.0%) every June 30th and December 31st. Commencing on January 1st of the year following the year of the first commercial sale, the Company is subject to a non-refundable minimum annual royalty of $5,000. In addition, a sublicense royalty equal to the net revenue multiplied by ten percent (10%) will be payable upon sublicensing. As of December 31, 2023 and September 30, 2023, the Company has accrued royalty fees of $47,928 and $45,409, respectively, reflected in the accompanying balance sheets in accrued liabilities.

Vanderbilt License Agreement

In March 2023, the Company entered into a license agreement (“Vanderbilt License Agreement”) with the Vanderbilt University (“Vanderbilt”) which grants the Company an exclusive license for certain patents. Pursuant to Vanderbilt License Agreement, the Company is required to pay patent fees incurred by Vanderbilt prior to the effective date of the agreement of $18,917 and to make an annual licensing payment of $5,556. Additionally, Vanderbilt is entitled to receive a royalty semi-annually equal to the gross sales based upon tiered structure subject to the level of patent utilization ranging from 0.25% to 2.0%. As of December 31, 2023 and September 30, 2023, the Company has accrued royalty fees of $2,328 and $1,909, respectively.

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

DECEMBER 31, 2023

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

Other Contingencies

Pursuant to ASC 450-20 – Loss Contingencies, liabilities for contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. On June 5, 2020, the Company acquired the assets of Avant Diagnostics, Inc., pursuant to the Asset Purchase Agreement dated May 12, 2020, between the Company and Avant. As of December 31, 2023 and September 30, 2023, the Company has recorded a contingent liability of $87,440 and $85,640, respectively, resulting from certain liabilities from the asset purchase. The contingent liabilities consisted of two notes payables with a total outstanding principal balance of $40,000 as of December 31, 2023 and September 30, 2023, and accrued interest payable of $47,440 and $45,640 as of December 31, 2023 and September 30, 2023, respectively.

Legal Action

On December 10, 2021, YPH LLC filed a complaint against the Company in the District Court for the Southern District of New York alleging that Theralink breached its Certificate of Designation for Series C-1 Convertible Preferred Stock by failing to honor a conversion notice submitted to it by YPH. Based on these and other allegations, Plaintiff asserted a breach of contract claim claiming that it has damages in excess of $100 million. On September 28, 2023, the Company and YHP LLC entered into a settlement agreement. In consideration of the mutual releases and other terms set forth in this Settlement Agreement, the Company shall pay to YPH the total sum of $87,000 (the “Settlement Payment”) in settlement of all claims that were asserted or that could have been asserted in the Action. The Settlement Payment is payable as follows: (a) $25,000 was due and paid upon the Effective Date of the Settlement Agreement; (b) $62,000 shall be payable in three equal monthly installments as follows: (i) $20,666.67 due and paid on before October 31, 2023; (ii) $20,666.67 due on or before November 30, 2023 (iii) $20,666.67 due on or before December 31, 2023. As of December 31, 2023 and September 30, 2023, the settlement amount of $62,000 was included in accounts payable on the accompanying balance sheets.

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

THERALINK TECHNOLOGIES, INC.

CONDENSED NOTES TO UNAUDITED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(UNAUDITED)

NOTE 11 - AGREEMENT AND PLAN OF MERGER

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

NOTE 12 – SUBSEQUENT EVENTS

Related party advances

Subsequent to December 31, 2023, two officers advanced an aggregate of $15,600 to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand.

Subsequent to December 31, 2023, a director advanced $50,000 to the Company for working capital purposes. The advance is non-interest bearing and are payable on demand.

Subordinated promissory note payable

On January 25, 2024, the Company entered into a subordinated promissory note agreement with an individual for $50,000. The Company received net proceeds of $50,000. The Company shall repay the full amount of principal outstanding under this note on or prior to January 25, 2025 (the “Maturity Date”); provided, however, if the Company raises at least $1,000,000 in a securities offering subsequent to the Maturity Date (a “Subsequent Offering”), the Company shall repay the full amount of principal outstanding under this note. The Company promises to pay simple interest on the outstanding principal amount from the Issuance Date until payment in full, which interest shall be payable at the rate of twenty percent (20%). Interest shall be paid on the Maturity Date or repayment date, if prior. In addition, if the Company raises funds with terms more beneficial than this note, the investor shall receive Pari Passu terms to the new investment. The Company shall have the right at any time to prepay the principal amount of this loan in whole or in part without prepayment penalty. The indebtedness evidenced by this note is subordinated and junior in right of payment to the prior payment in full of all of the Company’s debentures issued pursuant to that certain Securities Purchase Agreement, dated as of November 29, 2022 and that certain Securities Exchange Agreement, dated as of November 29, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with our historical financial statements. The following discussion and analysis contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. For additional information regarding these risks and uncertainties, please see Part II, Item 1A of this Quarterly Report on Form 10-Q, “Risk Factors,” and the risk factors included in our September 30, 2023, Annual Report on Form 10-K.

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

On May 23, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IMAC Holdings, Inc. (“IMAC”) and IMAC Merger Sub, Inc., a newly formed, wholly owned subsidiary of IMAC (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Theralink (the “Merger”), with Theralink continuing as a wholly owned subsidiary of IMAC. The board of directors of IMAC, and the Company’s Board of Directors unanimously approved the Merger Agreement. Under the terms of the Merger Agreement, upon completion of the Merger, each share of our common stock and each share of our preferred stock issued and outstanding as of immediately prior to completion of the Merger will be converted into and will thereafter represent the right to receive a portion of a share of common stock of IMAC, par value $0.001 (the “IMAC Shares”) such that the total number of IMAC Shares issued to the holders of our common and preferred stock shall equal 85% of the total number of IMAC Shares outstanding as of the completion of the Merger. The completion of the Merger is subject to the satisfaction of customary closing conditions, including: (i) adoption of the Merger Agreement by holders of a majority of the outstanding shares of voting stock of Theralink, and (ii) approval of the issuance of IMAC Shares in connection with the Merger by a majority of the votes cast at the shareholder meeting of IMAC. IMAC and we have each made customary representations and warranties in the Merger Agreement. The Merger Agreement also contains customary covenants and agreements, including covenants and agreements relating to the conduct of each of IMAC’s and our business between the date of the signing of the Merger Agreement and the closing date of the Merger. The Company is currently expected to the completion of the merger in the second quarter of 2024.

Results of Operations

Comparison for the Three Months Ended December 31, 2023 and 2022

Revenue

During the three months ended December 31, 2023, and 2022, revenues were $83,949 and $55,295, respectively, an increase of $28,654, or 51.8%. The increase was primarily due to an increase in patient direct services offset by a decrease in services performed under research and development contracts. During the three months ended December 31, 2023 and 2022, revenues by category were as follows:

	Three Months Ended	Three Months Ended
	December 31, 2023	December 31, 2022
Biopharma services	$14,970	$39,795
Patient testing service	68,979	15,500
Total revenues	$83,949	$55,295

Costs of Revenues

●	During the three months ended December 31, 2023, and 2022, we incurred cost of revenue of $52,947 and $10,818, respectively, an increase of $42,129, or 389.4%. The increase in cost of revenues was due to an increase in lab supplies and direct labor needed to perform patient testing services.

Gross Margin

●	For the three months ended December 31, 2023, and 2022, gross profit was $31,002 and $44,477, respectively, a decrease of $13,475, or 30.3%, which represents a gross margin of 36.9% for the three months ended December 31, 2023 versus 80.4% for the three months ended December 31, 2022. The decrease was primarily attributable to the increase in costs of revenue discussed above. Patient testing services results in a lower gross margin than biopharma services.

Operating Expenses

For the three months ended December 31, 2023, and 2022, operating expenses consisted of the following:

	For the Three Months Ended December 31,
	2023	2022
Professional fees	$511,277	$387,438
Compensation expense	752,974	1,752,699
Licensing fees	32,710	31,637
General and administrative expenses	281,100	448,493
Total	$1,578,061	$2,620,267

Professional fees:

●	For the three months ended December 31, 2023, professional fees increased by $123,839, or 32%, as compared to the three months ended December 31, 2022. The increase was primarily due to an increase in legal, accounting and other professional fees related to the Company’s fund-raising activities and the contemplated merger transaction of $185,218, offset by a decrease in stock-based consulting fees of $61,379

Compensation expense:

●	For the three months ended December 31, 2023, compensation expense decreased by $999,725, or 57%, as compared to the three months ended December 31, 2022. The decrease was primarily due to a decrease in stock-based compensation of $506,584 related to accretion of stock option expense from the issuance of stock options to employees in August 2022 and an increase in employee compensation due to employee hiring during the period.

.

Licensing fees:

●	For the three months ended December 31, 2023, licensing fees increased by $1,073, or 3.4%, as compared to the three months ended December 31, 2022. Licensing fees include fees incurred for licensed software, patent licensing fees and other fees related to state licenses. During 2022, the company obtained licenses from numerous states to conduct business as a certified lab.

General and administrative expenses:

●	For the three months ended December 31, 2023, general and administrative expenses decreased by $167,393, or 37.3%, as compared to the three months ended December 31, 2022. The decrease was primarily due to a decrease in laboratory supplies expense of approximately $137,780 due to a decrease in breast cancer research and development and a decrease in samples expense of $25,000 for research and development.

Loss from Operations

For the three months ended December 31, 2023, loss from operations was $1,547,059 as compared to $2,575,790 for the three months ended December 31, 2022, a decrease of $1,028,731, or 40%. The decrease was primarily a result of a decrease in operating expenses as discussed above.

Other (Expenses), net

For the three months ended December 31, 2023, and 2022, total other expenses, net was $(17,499,579) and $(33,880,557), respectively, a decrease of $16,380,978. The change was primarily due to a decrease in loss on debt extinguishment of $5,434,447 that was recorded in 2022, a decrease of $13,451,999 in derivative expense, and a decrease in settlement expense of $200,000, offset by an increase in interest expense, net of $2,707,168.

Net Loss

For the three months ended December 31, 2023, net loss amounted to $19,046,638 as compared to $36,456,347 for the three months ended December 31, 2022, a decrease of $17,409,709, or 47.7%. The decrease was primarily attributable to a decrease in other expenses, net and a decrease in loss from operations as discussed above.

Preferred Stock Dividends

For the three months ended December 31, 2023, and 2022, we recorded dividends for the Series E Preferred stock and Series F Preferred stock of $0 and $26,301, respectively. On November 29, 2022, all Series E Preferred stock including accrued dividends, was exchanged for Debentures.

For the three months ended December 31, 2023, and 2022, we recorded dividends for the Series F Preferred stock and Series F Preferred stock of $0 and $13,151, respectively. On November 29, 2022, all Series F Preferred stock, including accrued dividends, was exchanged for Debentures.

Net Loss Attributed to Common Stockholders

For the three months ended December 31, 2023, net loss attributable to common stockholders was $19,046,638 as compared to $36,495,799 for the three months ended December 31, 2022, a decrease of $17,449,161, or 47.8%. The decrease was primarily attributable to a decrease in other expenses, net and a decrease in loss from operations as discussed above. Net loss per share for the three months ended December 31, 2023 was $(0.00), as compared to $(0.01) for the three months ended December 31. 2022.

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

We had a working capital deficit of $57,528,332 and $38,572,166 as of December 31, 2023, and September 30, 2023, respectively. Cash on hand as of December 31, 2023, totaled $23,770.

	December 31, 2023	September 30, 2023	Net Change	Percentage Change
Working capital deficit:
Total current assets	$256,671	$1,262,688	$(1,006,017)	(80)%
Total current liabilities	(57,785,003)	(39,834,854)	(17,950,149)	(45)%
Working capital deficit	$(57,528,332)	$(38,572,166)	$(18,956,166)	(49)%

The decrease in working capital was primarily attributable to the increases in our current liabilities related to promissory and convertible notes payable, an increase in our derivative liabilities, and other working capital changes including an increase in accounts payable and accrued expenses and a decrease in our current assets.

Cash Flows

The following table sets forth a summary of changes in cash flows for the three months ended December 31, 2023, and 2022:

	Three Months Ended December 31,
	2023	2022
Cash used in operating activities	$(962,793)	$(1,776,349)
Cash used in investing activities	-	(7,980)
Cash (used in)/provided by financing activities	(10,921)	2,521,771
Net (decrease)/increase in cash	$(973,714)	$737,442

Net Cash Used in Operating Activities:

Net cash used in operating activities was $962,793 and $1,776,349 for the three months ended December 31, 2023 and 2022, respectively.

●	Net cash used in operating activities for the three months ended December 31, 2023 primarily reflected our net loss of $19,046,638 adjusted for changes in non-cash expenses of $17,085,400, including $3,017,093 related to the amortization of debt discounts, a non-cash debt extension fee included in interest expense of $995,280, and derivative expense of $12,945,076, and changes in our operating assets and liabilities of $998,445 including an increase in our accounts payable and accrued liabilities of $1,001,542.

●	Net cash used in operating activities for the three months ended December 31, 2022 primarily reflected our net loss of $36,456,347 adjusted for the add-back of non-cash items such as depreciation expense of $50,479, non-cash lease cost of $6,514, accretion of stock options expense of $612,173, amortization of debt discount of $1,602,646, loss on debt extinguishment of $5,434,447, non-cash settlement expense of $200,000, and derivative expense of $26,397,075, and changes in operating assets and liabilities consisting primarily of an increase in accounts receivable of $16,170, a decrease in prepaid expenses and other current assets of $19,976, a decrease in accounts payable of $65,788, an increase in accrued liabilities and other liabilities of $416,146, and an increase in contract liabilities of $20,500.

Net Cash Used in Investing Activities

Net cash used in investing activities was for the purchase of property and equipment totaling $7,980 during the three months ended December 31, 2022. We did not have any investing activities during the three months ended December 31, 2023.

Net Cash (Used in)/Provided by Financing Activities:

Net cash (used in)/provided by financing activities was $(10,921) and $2,521,771 for the three months ended December 31, 2023 and 2022, respectively.

●	Net cash used in financing activities for the three months ended December 31, 2023 consisted of $10,921 in repayment of financed leases.

●	Net cash provided by financing activities for the three months ended December 31, 2022 consisted of $416,562 of net proceeds from related party debentures, $2,118,088 of net proceeds from debentures, offset by repayment of $12,879 of financed leases.

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

Going Concern

These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the Company had net loss and net cash used in operations of $19,046,638 and $962,793, respectively, for the three months ended December 31, 2023. Additionally, the Company had an accumulated deficit, stockholders’ deficit and working capital deficit of $112,801,412, $57,117,989, and $57,528,332 on December 31, 2023. Management believes that these matters raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the issuance date of this report.

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

Future Financings

During the year ended September 30, 2023, we raised approximately $6.5 million from net cash provided by our financing activities including the issuance of convertible notes and other promissory notes. As of December 31, 2023, we had approximately $23,700 of cash on hand. As of December 31, 2023, we had approximately $24.6 million in outstanding indebtedness, net of discounts including promissory notes and convertible notes of approximately $22.6 million and $2.0 million of accrued interest on these notes. All of the notes are classified as current liabilities on the Company’s balance sheet. For additional detail on our outstanding indebtedness, see Note 6 to our financial statements included herein for the three months ended December 31, 2023.

We will need to raise substantial additional capital in 2024 in order to satisfy our outstanding indebtedness, maintain our operations and continue our efforts to restructure the Company. If we are unable to do so we may be forced to cease operations or pursue bankruptcy protection. In order to induce our current lenders to agree to a restructuring, we may be required to issue additional debt or equity securities or submit the Company to restrictive covenants and other terms with the potential to hinder or prevent our planned operations and growth. See “Item 1A. – Risk Factors” of our Annual report on Form 10-K for the fiscal year ended September 30, 2023 as filed with the SEC.

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

Critical Accounting Policies

In preparing the financial statements, we make estimates and assumptions that have an impact on the assets, liabilities, revenue, and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. We believe, given current facts and circumstances, that our estimates and assumptions are reasonable, adhere to GAAP, and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from the estimates, and estimates may vary as new facts and circumstances arise. Our significant accounting policies are more fully described in the notes to our financial statements included herein for the period ended December 31, 2023.

Recent Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the three months ended December 31, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2023, our disclosure controls and procedures were not effective due to our material weaknesses in internal control over financial reporting discussed below.

Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. Our management’s evaluation of our internal control over financial reporting was based on the Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2023, our internal control over financial reporting was not effective.

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

Management believes that despite our material weaknesses set forth above, our unaudited financial statements for the quarter ended December 31, 2023 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 10, 2021, YPH LLC filed a complaint against the Company in the District Court for the Southern District of New York alleging that Theralink breached its Certificate of Designation for Series C-1 Convertible Preferred Stock by failing to honor a conversion notice submitted to it by YPH. Based on these and other allegations, Plaintiff asserted a breach of contract claim claiming that it has damages in excess of $100 million. On September 28, 2023, the Company and YHP LLC entered into a settlement agreement. In consideration of the mutual releases and other terms set forth in this Settlement Agreement, the Company shall pay to YPH the total sum of $87,000 (the “Settlement Payment”) in settlement of all claims that were asserted or that could have been asserted in the Action. The Settlement Payment is payable as follows: (a) $25,000 was due and paid upon the Effective Date of the Settlement Agreement; (b) $62,000 shall be payable in three equal monthly installments as follows: (i) $20,666.67 due and paid on before October 31, 2023; (ii) $20,666.67 due on or before November 30, 2023 (iii) $20,666.67 due on or before December 31, 2023. As of December 31, 2023 and September 30, 2023, the settlement amount of $62,000 was included in accounts payable on the accompanying balance sheets.

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

ITEM 1A. RISK FACTORS

Risk factors that may affect our business and financial results are discussed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. There have been no material changes to the disclosures relating to this item from those set forth in our 2023 Form 10-K.

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

THERALINK TECHNOLOGIES, INC.

Date: February 20, 2024	By:	/s/ Faith Zaslavsky
Faith Zaslavsky
Chief Executive Officer

Date: February 20, 2024	By:	/s/ Andrew Kucharchuk
Andrew Kucharchuk
Chief Financial Officer

